Form 10-K
period 1996-03-31
WESTELL TECHNOLOGIES INC
filed 1996-07-01
CIK 1002135

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended March 31, 1996 or

         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________________ to _______________________.

Commission file number:    0-27266

                              WESTELL TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)

   Delaware                                      36-3154957
- --------------------------                 ---------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

    101 Kendall Point Drive
         Oswego, Illinois                              60643
- -------------------------------------------        -------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:   (708) 820-1919

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [  X  ]    No   [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates on June 27, 1996 (based upon an estimate that 36.2% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the Nasdaq National Market on that date) was approximately $469,840,925. Determination of stock ownership by non- affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 27, 1996, 14,687,848 shares of the registrant's Class A Common Stock were outstanding and 21,617,134 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Form 10-K by reference:

         Proxy Statement for 1996 Annual Meeting of Stockholders (Part III).

         Unless otherwise indicated, the information presented in this Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Form 10-K"), has been adjusted to reflect the two-for-one stock split in the form of a 100% dividend of both classes of Common Stock of Westell Technologies, Inc. ("Westell" or the "Company") paid on June 7, 1996 to holders of record on May 20, 1996.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those concerning future product sales and gross margins, certain statements contained under "Business," such as statements concerning the development and introduction of new products and the development of alternative Digital Subscriber Line ("DSL") technology, and other statements contained in this Form 10-K regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  BUSINESS

         Since 1980, Westell has developed telecommunications products that address the needs of telephone companies ("telcos") to upgrade their existing network infrastructures continually in order to deliver advanced data and voice services to their customers. The Company designs, manufactures, markets and services a broad range of digital and analog products used by telcos to deliver services primarily over existing copper telephone wires that connect end users to a telco's central office (the "local access network"). The Company also markets its products and services to other telecommunications and information service providers seeking direct access to end-user customers. The Company's principal customers include all seven Regional Bell Operating Companies (the "RBOCs") as well as GTE, British Telecom and Telecom Italia. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, interexchange carriers and the U.S. federal government.

         Westell is a leading developer and provider of broadband telecommunications access systems using an emerging technology known as Asymmetric Digital Subscriber Line ("ADSL"). ADSL systems will allow telcos to provide interactive multimedia services over existing copper wire, thus offering a more cost-effective and faster deployment alternative to fiber optic cable in the "last mile" of the local access network. ADSL systems enable interactive multimedia services such as advanced data dialtone applications, including high speed Internet access, local area network ("LAN") extension, telecommuting and medical imaging, as well as emerging video dialtone applications, including video-on-demand, distance learning, video conferencing and work at home. Currently, over 30 domestic and international telcos, including Bell Atlantic, GTE, US West !nterprise, British Telecom and Telecom Italia, are conducting technical or marketing trials for new interactive multimedia services that rely on the Company's ADSL systems. All of these ADSL trials began in 1995 and 1996, except for the Bell Atlantic trial which commenced in 1993. The Company is unable to predict the outcome of such trials or when such trials will be completed. See "-- Marketing, Sales and Distribution."

INDUSTRY OVERVIEW

         Since the early 1980s, the telecommunications industry has experienced an increased demand for and growth in the number of services provided to end users. Not only has traditional telephone voice traffic increased, but the growth of personal computers and modems has created significant data traffic from a wide variety of services such as fax, e-mail and online access. For example, businesses with multiple locations increasingly require geographically dispersed LANs to be linked in sophisticated wide area networks ("WANs") that must handle large volumes of telecommunications traffic. In addition, the Internet has expanded beyond its traditional data transmission and file-sharing functions to offer e-mail, new data sources, commercial services, transaction processing, independent bulletin boards, the World Wide Web and voice transmission. Business and residential based end-user demand for telecommunications services is expected to continue to grow as telcos and information service providers increase their offerings of new interactive multimedia services, including data dialtone applications such as high speed Internet access, LAN extension, medical imaging and telecommuting, and video dialtone applications such as video-on-demand, distance learning, video conferencing and work at home. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telcos and information service providers have continually upgraded the capacity and speed of their networks.

         Deregulation. Deregulation of the telecommunications industry has increased the number of competitors in the local access network and has further accelerated telcos' needs to upgrade their networks and increase their telecommunications service offerings. For example, alternative access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high density metropolitan areas. As alternative access providers' costs decline and deregulation continues, alternative access providers are likely to create additional competition for telcos by developing new products and services for end users. Recent deregulation also allows interexchange carriers, information service providers and cable operators to deploy competitive services in the local access network. Currently available high speed cable modems will enable cable operators to provide data transmission services to customers in addition to standard television services. Cable operators are seeking to compete with telcos in the delivery of high speed digital transmission as well as traditional local telephone service. In addition, this trend toward continued deregulation of the telecommunications industry may further decrease the current restrictions and regulations affecting telcos' ability to provide nontraditional telco services such as video-on-demand.

         Existing Telco Infrastructure. Traditionally, telcos have provided local access services using analog technology, which does not have the bandwidth or functionality to support the growing demand for new services over telephone wires. In contrast, digital technology permits high speed, high volume and reliable data transmission by reducing all forms of images, sounds and data to digital signals, thereby increasing the variety and bandwidth of services that can be provided in the local access network. To handle the growing demand for digital traffic, telcos have deployed broadband optical fiber in their network "backbone" interconnecting their geographically dispersed central offices. Telcos have also used fiber to interconnect their central offices to high density telecommunications traffic areas. Deployment of fiber in the local access network connecting end users to a telco's central office, however, has proven labor intensive, complicated, time consuming and expensive. Consequently, this "last mile" of the telco's network still predominantly consists of low speed analog transmission over copper wire.

         Given the challenges of widespread replacement of copper wire in the local access network, telcos have turned to systems suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high speed digital transmission. Digital conversion of the analog network has been built on the multiplexing format known as T-1 (E-1 in most countries outside of the U.S.). T-1/E-1 transmission utilizes a data rate of 1.544 (2.048 outside the U.S.) Megabits per second ("Mbps"), which can be aggregated or subdivided into channels to deliver data communication services tailored to specific end-user requirements.

         Existing and Emerging Technologies. Systems suppliers have developed, and are currently developing, numerous products that have increased the quality, speed and cost-effectiveness of digital transmission over copper wire. These products include:

         ISDN. In the early 1980s, telcos introduced basic rate Integrated Service Digital Network ("ISDN") technology, which provides digital transmission at rates up to 144 Kilobits per second ("Kbps") as well as a means to aggregate multiple channels into a single higher speed link over copper wire. Telcos have only recently begun to widely deploy basic rate ISDN technology with the emergence of nationwide standards and a decline in costs for basic rate ISDN service. The market penetration of existing basic rate ISDN technology, however, may be constrained due to its limited bandwidth, which does not allow telcos to offer advanced data and video dialtone services, its inability to provide existing telephone service over the same wire and its relatively high installation costs.

         HDSL. In 1992, telcos introduced High bit-rate Digital Subscriber Line ("HDSL") technology, which reduces the costs of installing and upgrading T-1/E-1 service. Traditional T-1/E-1 service requires the installation of one or more mid-span repeaters for line lengths greater than 3,000 feet and the expensive and time consuming "conditioning" of copper wire. HDSL increases the non-repeatered distance of T-1/E-1 transmission (1.544/2.048 Mbps) over two pairs of copper wires to approximately 12,000 feet, which reduces the need for repeaters and conditioning. As a result, telcos are deploying HDSL technology in their local access networks where the end user requires only one digital communication stream and does not require a telephone channel to run on the same wire.

         ADSL. An emerging technology known as ADSL permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. ADSL technology allows the simultaneous transmission of data at speeds from 1.5 to 8.0 Mbps in one direction and from 64 to 640 Kbps in the reverse direction, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. ADSL products enable telcos to provide interactive multimedia services over copper wire, such as high speed Internet access, video-on-demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services. A new ADSL technology called Very High Speed Digital Subscriber Line ("VDSL") is currently being developed that will increase both the downstream and upstream data transmission capacity to up to 52.0 Mbps and 2.0 Mbps, respectively.

         RADSL and SDSL. Products and technologies continue to be developed to expand the local access network's capability to transmit high speed digital data as well as reduce telcos' costs in providing traditional analog services. To increase utilization of broadband copper wire transmission, manufacturers are currently developing Rate Adaptive DSL ("RADSL") systems that will automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the distance transmitted in order to maximize the digital capacity of the wire and to facilitate the installation of ADSL systems. Symmetric Digital Subscriber Line ("SDSL") technology is being designed and developed which, in contrast to current HDSL and ISDN systems, can provide both a digital and an analog channel over a single pair of copper wires.

THE WESTELL SOLUTION

         Westell designs, manufactures and markets a broad range of telecommunications products that provide its telco customers with dependable, high quality transmission systems in the local access network. The Company believes that its extensive experience in the local access network strategically positions it to identify product applications that will enhance existing telco services as well as expand telco service offerings to end users. Westell is a leading provider of ADSL systems, which allow telcos to provide high speed interactive multimedia services over existing copper wire, thus offering a cost-effective alternative to the deployment of fiber optic cable in the "last mile" of the local access network. Westell's ADSL systems also enable telcos to use their existing infrastructures to respond to competition from cable operators that may offer these services using cable modems. The Company continues to aggressively develop products based upon new technologies, such as ADSL and SDSL, as well as enhance its existing product offerings in the analog, digital and DSL markets. In the last decade, Westell has introduced a number of intelligent products that enable telcos to increase productivity and transmission quality over their local access networks through self-diagnostic and performance monitoring applications. For example, in 1986, Westell introduced NIUs, which provide maintenance and performance monitoring capabilities to aid telcos in the provisioning and maintenance of T-1 lines. Westell also continues to focus on the relationships that it has built with its customers during its 16-year history. Rapid technological evolution has provided the Company with an opportunity to forge strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. In addition, the Company continues to redefine its products to increase their functionality and interface capacity with other products while decreasing product costs in order to achieve mass deployment of ADSL systems and to facilitate the numerous applications of high speed digital transmission required by telcos' consumers.

STRATEGY

         Westell's objective is to be a global leader in providing low cost and high quality local access network products that enable telcos to meet the growing demand for digital service offerings. Key elements of the Company's strategy include:

         Leverage Global Leadership in ADSL Market. The Company seeks to leverage its leadership position in the ADSL market to capture emerging global market opportunities as telcos expand their interactive multimedia, data and video dialtone services. Currently over 30 domestic and international telcos, including Bell Atlantic, GTE, US West !nterprise, British Telecom and Telecom Italia, are conducting technical or marketing trials for new services that rely on the Company's ADSL systems. The Company is currently defining broadband access systems based on RADSL and SDSL technology, which are expected to complement the Company's ADSL systems and the Company believes will have performance advantages over alternative ISDN and HDSL systems.

         Deliver Mass Market Solutions for High Speed Online and Internet Access Services. Due to the rapid emergence and end-user interest in online information services, the Internet and the World Wide Web, the Company intends to work with telcos and information service providers to deliver advanced, high speed data dialtone solutions for these applications as well as additional services, such as video dialtone applications, as they become available. To facilitate mass market deployment of its ADSL systems, the Company is undertaking a program to increase the level of integration among its products and improve economies of scale. The Company seeks to expand the development of ADSL systems in the consumer market by creating ADSL software and hardware interfaces that support multiple consumer applications.

         Continue to Create Strategic Relationships and Alliances. The Company intends to continue to forge strategic relationships and alliances with key customers and suppliers. The Company has established strategic relationships to facilitate the Company's ability to develop products that anticipate customers' product needs. For example, Westell has entered into an alliance with Microsoft Corporation whereby Westell's FlexCAP ADSL modems will be compatible with Microsoft Corporation's Windows NT(R) Server Network. In addition, Westell's relationships with technology leaders such as AT&T Paradyne and Analog Devices, Inc. enable the Company to obtain emerging technologies required in its product development. These relationships allow the Company to focus on product applications and to develop products using multiple emerging technologies.

         Maintain Core Business Strength and Develop New Products. The Company has extensive experience in developing and marketing products for the local access network and has achieved a leading position in T-1 network interface and performance monitoring units. The Company intends to continue to capitalize upon its DS0 and DS1 product development experience and customer relationships to develop cost-effective and implementable intelligent products for the local access network. The Company is committed to developing products that are compatible with existing equipment and technologies, thereby enabling open architecture network infrastructures. Westell intends to continue to develop products in its core business, such as SmartLink, which enhance the efficiency of high speed transmission over copper wire, and QuadJack, which is one of the Company's first fiber optic products.

         Expand International Presence. The Company devotes significant resources to expanding its international business. Many of Westell's products, including its ADSL and HDSL systems, support E-1 standards, the predominant standard for digital transmission outside of North America. Westell has offices in Canada, England and Hong Kong and a distribution and service network that supports customers in more than 40 countries. The Company intends to continue to expand its international distribution arrangements and strategic relationships in an effort to increase its international presence.

         Commitment to Product Quality, Customer Service and Low-Cost Manufacturing. The Company benefits from a strong reputation for providing quality products and responsive service. Westell works closely with customers to provide technical consulting, maintenance and research assistance. Westell's continuous quality improvement is demonstrated by the achievement of the British Approvals Board for Telecommunications production quality assurance approval, Bellcore's Customer Supplier Quality Program ("CSQP") registration and the ISO 9001 registration of its domestic operations. The Company believes that its commitment to product quality and customer service will enhance its efforts to reduce production cycle times and product costs.

PRODUCTS

         The Company offers a broad range of products that facilitate the transmission of high speed digital and analog data between a telco's central office and end-user customers. These products can be categorized into three groups: (i) products based on DSL technologies, including ADSL and HDSL systems ("DSL products"), (ii) Digital Signal Hierarchy Level 1 based products, which are used by telcos to enable high speed digital T-1 transmission at approximately 1.5 Mbps and E-1 transmission at approximately 2.0 Mbps ("DS1 products"), and (iii) Digital Signal Hierarchy Level 0 based products, which are used by telcos to deliver digital services at speeds ranging from approximately 2.4 to 64 Kbps and analog services over a 4 Kilohertz bandwidth ("DS0 products").

         The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. The Company's DSL products command higher average sales prices than its DS0 and DS1 products but represent fewer of the units sold by the Company. The following table sets forth the revenues from Westell's three product groups for the periods indicated:

                                             Fiscal Year Ended March 31,
                                            ------------------------------
                                              1994        1995       1996
                                            -------     -------    -------
                                                     (in thousands)
DSL products  . . . . . . . . . . . . . .   $ 1,706     $15,235   $20,299
DS1 products  . . . . . . . . . . . . . .    31,980      40,754    44,027
DS0 products  . . . . . . . . . . . . . .    10,251       8,979     9,332

         DSL Products. The Company is a leading developer and provider of DSL products and transmission systems that utilize emerging ADSL technology. DSL technology is also used for HDSL and SDSL products. Products based upon ADSL technology can be used by telcos to provide interactive multimedia services, including data and video dialtone applications, while simultaneously providing traditional telephone services over existing copper wire. Products based upon ADSL technology enable telcos to deliver these interactive multimedia services more quickly and cost-effectively than deploying broadband fiber networks in the "last mile" of the local access network. The Company's revenues from HDSL products to date have not been significant.

         The following table sets forth a representative list of the Company's current DSL products and their applications:

                                                                                                              Year
       Product                 Description                              Applications                       Introduced
- ---------------------  -------------------------------------      ------------------------------------   ---------------
FlexCAP ADSL  . . . .   ADSL transport system that                Interactive multimedia, video-on-               1993
                        delivers 1.5 or 2.0 Mbps of               demand, live broadcast, high speed
                        digital bandwidth to end users.           Internet access and LAN
                        Uses carrierless amplitude/phase          interconnect, while providing
                        modulation ("CAP") technology.            simultaneous standard telephone
                                                                  service.

InterAccess HDSL  . .   HDSL system that supports 1.5 or          T-1 or E-1 service provisioning.                1994
                        2.0 Mbps bi-directional services          Increases repeaterless distance to
                        over two pairs of copper wires.           up to 12,000 feet over two pairs
                        of copper wires.

AccessVision  . . . .   Network management system for DSL         Management and control of DSL                   1995
                        transport systems.                        transport systems.

         ADSL technology permits the transmission of three communication streams of varying speeds over existing copper wire. The non-repeatered transmission distances of current ADSL systems vary based upon the data rate, with a maximum distance of 18,000 feet. The first communication stream provides a one way high speed digital data transmission from a server, such as may be found on the Internet or in a stored video program network, to an end user. The second communication stream provides medium speed bi-directional digital data transmission to and from the end user which enables the end user to respond and interact with the incoming high speed data stream. The third communication stream provides traditional analog voice transmission capabilities permitting simultaneous telephone service.

         Westell's FlexCAP ADSL system currently consists of (i) a high speed uni-directional digital data communication stream at rates up to 1.5 or 2.0 Mbps, (ii) a bi-directional control and digital data communication stream at rates up to 64 Kbps and (iii) a traditional analog telephone service line. This ADSL system can support high speed data applications, such as high speed Internet access and remote LAN access, and video-on-demand services over existing telephone lines. In late calendar year 1996, Westell plans to introduce rate adaptive FlexCAP ADSL systems using RADSL technology which will increase the bi-directional capacity to up to 384 Kbps.

         The Company also markets other products that facilitate telcos' incorporation of ADSL technology into their network infrastructures. Westell has worldwide distribution rights to market AccessVision, an open systems standards-based software management system that monitors and controls ADSL equipment and the interactive services transmitted through ADSL technology, which was developed by Atlantech Technologies, Ltd. Westell's distribution rights to AccessVision expire in December 2001.

         Currently over 30 telcos have purchased the Company's ADSL systems to conduct technical and marketing trials for new interactive multimedia applications. Bell Atlantic and British Telecom are in the process of connecting over 2,000 customers to Westell's FlexCAP ADSL systems. Telecom Italia has connected a total of 1,000 customers to Westell's FlexCAP ADSL systems in Rome and Milan. ADSL applications in these trials include interactive video-on-demand, music-on-demand, catalog shopping, financial services, games-on-demand, television-on-demand and long distance learning services. Internationally, Westell's ADSL systems have been purchased by telephone administrations in Australia, Belgium, Canada, Hong Kong, Italy, Norway, Singapore, South Korea, Spain, Switzerland and the United Kingdom.

         The Company's HDSL systems eliminate the need for telcos to condition the copper wire and to install line repeaters for distances of up to 12,000 feet. Westell's HDSL systems also contain performance and monitoring functions with remote accessibility that may supplant the need for repeaters and NIUs. Westell currently sells its HDSL systems to the federal government and markets its InterAccess HDSL systems outside the U.S.

         The Company's future growth is substantially dependent upon whether DSL technology, particularly as it relates to ADSL systems, gains widespread commercial acceptance by telcos. Since 1992, the Company has invested, and expects to continue to invest, significant resources in the development of ADSL technology. However, the market for products using ADSL technology is only now emerging as telcos have recently begun to consider implementing ADSL technology in their networks. As a result, revenues from ADSL systems have been difficult for the Company to forecast, and the Company's overall results of operations have experienced substantial fluctuations in recent periods. The timing of orders and shipments of ADSL systems can have a significant impact on the Company's revenues and results of operations. For example, the Company's revenues increased by $10.4 million in the fourth quarter of fiscal 1995 compared to the third quarter of fiscal 1995 due primarily to a large shipment of ADSL systems to one customer. The Company has continued to ship ADSL systems but at a reduced level from that of the fourth quarter of fiscal 1995, which has resulted in a reduction in quarterly revenues when compared to the preceding quarter in three of the four quarters in fiscal 1996. Due to the Company's significant ongoing investment in ADSL technology, the Company anticipates losses in at least the first and second quarters of fiscal 1997. The Company's ability to achieve profitability or revenue growth in the future will depend upon market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company. To date, telcos have deployed the Company's ADSL systems solely for technical and marketing trials and have not yet begun commercial deployment. The Company is unable to predict whether such technical and marketing trials will be successful and when commercial deployment will begin, if at all.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on new technologies such as ADSL. Historically, telcos have been cautious in implementing new technologies. Telcos' deployment of ADSL technology may be prevented or delayed by a number of factors, including telcos' lengthy product approval and purchase processes, telcos' decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of demand for interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems and optical fiber, and telco policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that telcos will pursue the deployment of products using ADSL technology. Even if telcos adopt policies favoring full-scale implementation of ADSL technology, there is no assurance that sales of the Company's ADSL systems will become significant or that the Company will be able to successfully introduce on a timely basis or achieve sales of ADSL systems and other products based upon DSL technology planned for future introduction. Due to increased competition, low barriers to entry, product pricing pressures and new product introductions in the Company's core DS0 and DS1 markets, these DS0 and DS1 product groups are not expected to generate sufficient revenues or profits to offset any losses that the Company may experience due to a lack of sales of ADSL systems and other DSL products currently under development. As a result, if telcos fail to deploy the Company's ADSL systems, and the Company therefore does not receive significant revenues from ADSL sales, then the Company's business and results of operations will be materially adversely affected and there can be no assurance that the Company will achieve profitability in the future.

         DS1 Products. Westell's DS1 products provide telcos with cost-effective solutions to transport, maintain and improve the reliability of T-1 services over copper and fiber lines in the local access network.

         The following table sets forth a representative list of the Company's DS1 products and their applications:

                                                                                                             Year
       Product                 Description                                     Applications                Introduced
- ---------------------- ------------------------------------       -----------------------------------    -------------
NIU . . . . . . . . .   Network Interface Unit providing          Facilitates the maintenance of T-1              1986
                        for maintenance of T-1 facilities.        facilities to access services such
                                                                  as frame relay and primary rate
                                                                  ISDN.

NIU-PM  . . . . . . .   Network Interface Unit with               Facilitates the maintenance and                 1992
                        Performance Monitoring that stores        provides performance monitoring of
                        information for seven days.               T-1 facilities to access services
                                                                  such as frame relay and primary
                                                                  rate ISDN.

QuadJack  . . . . . .   Transport system that provides            Provides transport and facilitates              1994
                        transmission medium for one to            maintenance for high speed digital
                        four DS1 signals over fiber.              circuits over fiber optic
                                                                  facilities.

SmartLink . . . . . .   Automatic Protection System for up        Increases the reliability of T-1                1995
                        to 8 T-1 customer lines.                  and other high speed digital
                                                                  facilities. Used for critical circuits
                                                                  such as those used to provide
                                                                  service to cellular telephone sites.

         Many of the Company's DS1 products, such as its NIUs, smart line repeaters, office repeaters and T-1 maintenance service switches, function to monitor and control the quality of digital transmission over copper wire. The Company's NIU products allow telcos to monitor transmission conditions and to detect performance problems in circuits from remote locations. All of the RBOCs and GTE have purchased the Company's NIUs. Westell also developed and co-patented with Ameritech a second generation NIU known as NIU-PM which monitors and stores information for seven days so that telcos can study and detect any irregular operations and performance of a line over time. The Company customizes its NIU products to meet customers' particular needs. Sales of NIU products represented 45.5% of the Company's revenues in fiscal 1996.

         The Company's SmartLink Automatic Protection Switch system ("APS") monitors up to eight customer T-1 channels and allows telcos to provide uninterrupted service in the event of a fault of any channel. Once the APS detects a fault in one channel, it automatically places that signal on a protection channel and generates a notification alarm at the telco's central office, thereby significantly reducing network downtime and costly data interruption. APS is currently being deployed by two RBOCs and is in field trials with an additional RBOC.

         Westell's QuadJack product is specifically designed to provide transmission for one to four customer T-1 signals over fiber lines, which results in a cost-effective means of providing T-1 services to small business customers who typically do not require the standard 28 or more T-1 lines that fiber-based transmission delivers to an end user.

         DS0 Products. Westell's DS0 products are used by telcos to deliver digital and analog service across copper wire in the local access network at speeds ranging from approximately 2.4 to 64 Kbps for digital transmission or 4 Kilohertz for analog transmission.

         The following table sets forth a representative list of the Company's DS0 products and their applications:

                                                                                                         Year
       Product                 Description                                   Applications               Introduced
- ---------------------   ------------------------------------      ----------------------------------   ------------
DST . . . . . . . . .   Data Station Termination unit             Point of sale, lottery and other           1983
                        providing maintenance and                 analog data.
                        equalization of data transmission.

Tandem  . . . . . . .   Provides DS0 and analog channel           Special services inter-office              1987
                        cross connections in tandem D4            cross connections.
                        environment.

TwinLine  . . . . . .   Allows second channel to be added         Business and second lines.                 1994
                        to a single pair of copper wires.

SSTP  . . . . . . . .   Special Services Transport Pipe           Analog data, video conferencing            1994
                        employs ISDN technology to deliver        and digital data service.
                        multiple special services over a
                        single pair of copper wires.

Campus Loopback
Unit  . . . . . . . .   Maintenance loopback for analog           Private data networks.                     1995
                        data.

         In some circumstances, analog data lines are the only practical way to add a terminal to an existing analog data network. Consequently, analog transmission is often the most economical, most easily installed or the only service available in certain locations. Westell's DST unit provides the interface between analog transmission and an end user's modem. The Company's other DS0 products include voice frequency channel units and mountings, which are used to provide dedicated analog data lines, smart repeaters, which boost analog signals, and other products which incorporate performance testing and monitoring functions designed to improve the quality of analog transmission over copper wire.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process. The Company regularly customizes products to address particular customer product needs. For the fiscal years ended March 31, 1995 and 1996, the Company recognized income of $800,000 and $2.6 million, respectively, for customer sponsored research and development. Research and development expenses for fiscal 1994, 1995 and 1996 were $7.7 million, $10.8 million and $12.6 million, respectively. To date, all research and development costs have been charged to operating expense as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred.

         The following table sets forth some of the products under development by the Company:

       Product                       Description                                 Applications
- --------------------   --------------------------------------       ---------------------------------------
SuperVision . . . .    Broadband access and routing platform        Aggregates many DSL facilities providing
                       for DSL services with ATM multiplexing.      efficient network backbone transport.

FlexVision ADSL . .    An ADSL transport system that delivers       Interactive multimedia, video-on-demand,
                       1.5, 2.0 or 6.0 Mbps of digital              live broadcast, high speed Internet
                       bandwidth downstream to end users and up     access and LAN interconnect, while
                       to 640 Kbps of bi-directional digital        providing simultaneous standard
                       bandwidth. Uses CAP technology. Used in      telephone service.
                       connection with SuperVision
                       multiplexers.

EnVision ADSL . . .    An ADSL transport system that delivers       Interactive multimedia, video-on-demand,
                       1.5, 2.0, 6.0 or 8.0 Mbps of digital         live broadcast, high speed Internet
                       bandwidth downstream to end users and up     access and LAN interconnect, while
                       to 640 Kbps of bi-directional digital        providing simultaneous standard
                       bandwidth. Uses discrete multi-tone          telephone service.
                       ("DMT") technology. Used in connection
                       with SuperVision multiplexers.

RADSL . . . . . . .    Rate Adaptive DSL system that delivers       Data dialtone services.  Adapts
                       1.0 to 6.0 Mbps downstream to end users      transmission speed to quality of copper
                       and up to 1.0 Mbps of bi-directional         wire and the transmission distance.
                       digital bandwidth. Uses CAP technology.
                       Used in connection with SuperVision
                       multiplexers or FlexCAP platforms.

SDSL  . . . . . . .    Symmetric Digital Subscriber Line. Used      Data dialtone services over a single
                       in connection with SuperVision               pair of copper wires.
                       multiplexers or FlexCAP platforms.

FlexCAP PC Modem
Card  . . . . . . .    ADSL PC modem card which can be              High speed Internet access and data
                       installed by an end user in a                dialtone services while providing

                       compatible PC.  Delivers 1.5 Mbps            simultaneous standard telephone service.
                       of digital bandwidth to end users            Complies with the Intel and Microsoft
                       and up to 64 Kbps of bi-directional          "Plug and Play" standard, so that the
                       digital bandwidth.  Requires                 FlexCAP PC modem card will be
                       compatible ADSL systems at telco or          automatically configured on
                       Internet service provider,                   compatible PCs.

         To provide a more efficient transport of individual DSL facilities over telephone networks, Westell is developing its SuperVision access multiplexer. This SuperVision system will aggregate many DSL systems into a single high speed optical link thereby facilitating the connection between copper wire digital transmission used in the local access network and the optical fiber transmission in the network "backbone." In addition, the Company announced the development of its FlexVision ADSL system that is expected to provide up to 6.0 Mbps of uni-directional bandwidth supporting multiple simultaneous video-on-demand channels of information. Westell's current ADSL systems and its FlexVision system under development are based on CAP technology. Westell is also developing its EnVision system, which will utilize DMT technology instead of CAP technology and is expected to provide up to 8.0 Mbps of downstream data and 640 Kbps of bi-directional data transmission as well as traditional telephone service.

         Westell is also focusing on defining products using next generation DSL technologies such as RADSL and SDSL. RADSL will allow telcos to automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the transmission distance. This rate adaptability allows telcos to maximize the digital capacity of copper wire and facilitates installation of ADSL systems, thereby increasing the utilization of poor quality copper telephone wires which traditionally have required extensive installation and monitoring. Unlike HDSL, SDSL will enable the transmission of both a high speed bi-directional digital data communication stream as well as analog telephone service over a single pair of copper wires. SDSL is expected to reduce telcos' costs and allow high speed bi-directional services to be introduced to end users.

         The Company currently anticipates that it will introduce the products listed in the above table in late calendar year 1996 and calendar year 1997. However, there can be no assurance that the Company will be able to introduce such products as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations.
In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology, new industry standards or new product announcements by competitors. The markets for the Company's products are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and evolving telco service offerings. If technologies or standards applicable to the Company's products (or telco service offerings based on the Company's products) become obsolete or fail to gain widespread commercial acceptance, then the Company's business and results of operations will be materially adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in telco services could render the Company's existing products, as well as products under development, obsolete and unmarketable. The Company believes that the continued deployment of new technologies in the U.S., such as HDSL, in the local access network will adversely affect demand for certain of its existing products such as NIUs, which accounted for 45.5% of the Company's revenues in fiscal 1996, and that its future success will largely depend upon its ability to continue to enhance its existing products and to successfully develop and market new products on a cost-effective and timely basis. In this regard, most of the Company's current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. While the Company has competed successfully to date by developing high performance products for transmission over copper wire, it expects that the increasing deployment of fiber and wireless broadband transmission in the local access network (each of which uses a significantly different process of delivery) will require the Company to develop new products to meet the demands of these emerging transmission media.

         The Company's past sales and profitability have resulted, to a significant extent, from its ability to anticipate changes in technology, industry standards and telco service offerings, and to develop and introduce new and enhanced products. The Company's continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Due to rapid technological changes in the telecommunications industry, the RBOCs' lengthy product approval and purchase processes and the Company's reliance on third-party technology for the development of new products, however, there can be no assurance that the Company will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that the Company will have the financial and manufacturing resources necessary to continue to successfully develop new products based on emerging technology or to otherwise successfully respond to changing technology, industry standards and telco service offerings.

         The Company's product development programs are carried out by engineers and engineering support personnel based in Aurora, Illinois and Cambridge, England. The Company's domestic engineering is conducted in accordance with ISO 9001, which is the international standard for quality management systems for design, manufacturing and service. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a low cost, high quality provider, without compromising functionality or serviceability. The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

CUSTOMERS

         The Company's principal customers historically have been U.S. telcos. Since fiscal 1993, the Company has also marketed its products internationally. The Company's customers include all seven RBOCs, GTE, British Telecom and Telecom Italia. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, interexchange carriers and the U.S. federal government. International revenues represented approximately $226,000, $3.7 million and $19.8 million of the Company's revenues in fiscal 1994, 1995 and 1996, respectively, accounting for 0.4%, 5.0% and 23.8% of the Company's revenues in such periods.

         The following table lists certain customers of the Company and end users of the Company's products:

                    Domestic                      International
              -------------------              ---------------------
              Ameritech                        Belgacom
              Bell Atlantic                    Bell Canada
              Bell South                       British Telecom
              GTE                              Entel Chile
              NYNEX                            Hong Kong Telecom
              Pacific Telesis                  Korea Telecom
              SBC Communications               Singapore Telecom
              Sprint                           Swiss Telecom
              US West                          Telecom Italia
                                               Telecom Malaysia
                                               Telefonica Spain
                                               Telenor
                                               Telecom Australia

         Sales to the RBOCs and British Telecom accounted for 72.6%, 74.3% and 64.9% of the Company's revenues in fiscal 1994, 1995 and 1996, respectively. The Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the success of the RBOCs' services that use the Company's products and the financial and operating success of these providers. Sales to Ameritech, British Telecom and U.S. West accounted for 12.0%, 11.1% and 10.4% of the Company's revenues in fiscal 1996, respectively.

         The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 72.6%, 74.3% and 53.8% of the Company's revenues in fiscal 1994, 1995 and 1996, respectively. Consequently, the Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations. Bell Atlantic and NYNEX and Pacific Telesis and SBC Communications, respectively, have recently announced their intent to merge. The Company is unable to predict what effect either of these mergers, if completed, would have on the demand for the Company's ADSL systems or other products.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as ADSL. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval process can vary and is affected by a number of factors, including the complexity of the product involved, priorities of telcos, telcos' budgets and regulatory issues affecting telcos. The requirement that telcos obtain FCC approval for certain new telco services prior to their implementation has in the past delayed the approval process. There can be no assurance that such delays, if experienced in the future, will not have a material adverse affect on the Company's business and results of operations. While the Company has been successful in the past in obtaining product approvals from its customers, there can be no assurance that such approvals or that ensuing sales of such products will continue to occur. Even if demand for the Company's products is high, the RBOCs have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect the Company's business and results of operations.

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products in the U.S. principally through its domestic field sales organization. The Company markets its products internationally in over 40 countries under various distribution arrangements that include OEM agreements, technology licenses and distributors supported by partners and internationally based sales personnel. The Company's field sales organizations and distributors receive support from internal marketing, sales and customer support groups. As of March 31, 1996, the Company's marketing, sales and distribution programs were conducted by 141 employees.

         International revenues represented 5.0% and 23.8% of the Company's revenues in fiscal 1995 and 1996, respectively. The Company's international operations are based in Tampa, Florida and are also conducted through business operations in Ottawa, Canada, Cambridge, England, Hong Kong and Singapore, and a distribution and service network that supports customers in more than 40 countries. The Company expects to continue to pursue international market opportunities by focusing primarily on sales of DSL products in international markets. The Company believes that there is a greater demand for DSL products in international markets compared to DS0 and DS1 products due to a growing demand in foreign countries for services such as data dialtone that require high speed digital transmission.

         The Company believes that international revenues will represent a significant percentage of revenues in the future. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. The Company's contracts with its international customers are typically denominated in foreign currency and any decline in the value of such currency could have a significant impact on the Company's business and results of operations. For example, in fiscal 1996, the Company incurred a $270,000 transaction loss on receivables due to foreign currency fluctuations. To date, the Company has not engaged in hedging with respect to its foreign currency exposure but may do so in the future. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the U.S. There can be no assurance that the risks associated with the Company's international operations will not materially adversely affect the Company's business and results of operations in the future or require the Company to modify significantly its current business practices.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.
Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies such as ADSL. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the telcos, telcos' budgets and regulatory issues affecting telcos. In addition, the requirement that telcos obtain FCC approval for certain services prior to their implementation has in the past delayed the approval processes.

         Although the telco approval processes may vary to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

         Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards, including those established by Bellcore.

         Technical Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

         Marketing Trial. Emerging products such as ADSL are tested for market acceptance of new services. Marketing trials usually involve a greater number of systems than technical trials because systems are deployed at several locations in the telco's network. This stage gives telcos an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product from a wider range of operations personnel.

         Commercial Deployment. Commercial deployment usually involves substantially greater numbers of systems and locations than the marketing trial stage. In the first phase of commercial deployment, a telco initially installs the equipment in select locations for select applications. This phase is followed by general deployment involving greater numbers of systems and locations. General deployment does not usually mean that one supplier's product is purchased for all of the telcos' needs throughout the system as telcos often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments.

         In most international markets, there is one major telco per country with limited or few alternate carriers or independent telcos. Typically, these telcos are highly regulated, government-owned agencies that have approval and purchase processes similar to those followed by the RBOCs.

CUSTOMER SERVICE AND SUPPORT

         Westell maintains 24-hour, 7-day-a-week telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to its customers with respect to the installation, operation and maintenance of its products.

         The Company has supply contracts with most of its major customers. These contracts typically do not establish minimum purchase commitments, and they may require the Company to accept returns of products or indemnify such customers against certain liabilities arising out of the use of the Company's products. Although, to date, the Company has not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on the Company's business and results of operations. While the Company maintains a comprehensive quality control program, there can be no assurance that the Company's products will not suffer from defects or other deficiencies or that the Company will not experience a material product recall in the future. Complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Any product recall as a result of such errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of the Company's products and have a material adverse effect on the Company's business and results of operations.

         The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from two to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been relatively insignificant. Although the Company maintains a comprehensive quality control program, there can be no assurance that the Company's products will not suffer from defects or other deficiencies or that the Company will not experience a material product recall in the future. Complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Any product recall as a result of such errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of the Company's products and have a material adverse effect on the Company's business and results of operations. The Company's standard limited warranty for its ADSL products ranges from two to five years. Since the Company's ADSL products are new, with limited time in service, the Company cannot predict the level of warranty claims that it will experience for these products. Despite testing by the Company and its customers, there can be no assurance that existing or future products based on ADSL or other technology will not contain undetected errors or failures when first introduced or as new versions are released. Such errors or failures could result in warranty returns in excess of those historically experienced by the Company and have a material adverse effect on the Company's business and results of operations.

MANUFACTURING

         The Company purchases parts and components for its products from a number of suppliers through a worldwide sourcing program. Certain key components, such as integrated circuits and other electronic components, used in the Company's products are currently available from only one source or a limited number of suppliers. For instance, the Company currently depends on a division of Lucent Technologies (formerly known as AT&T Microelectronics) to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. The Company purchases integrated circuits from Lucent Technologies on a purchase order basis and does not have any formal supply arrangements with Lucent Technologies. The Company anticipates that integrated circuit production capacity and availability of certain electronic components of its suppliers may be insufficient to meet demand for such components in the future. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of certain of its key components, such as integrated circuits, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and its business and results of operations.

         The Company currently manufactures most of its products internally while relying on a few subcontractors in the U.S. and the United Kingdom for various assemblies. As part of its strategic plan to meet the potential worldwide demand for its ADSL systems, however, the Company currently is in the process of developing the manufacturing capabilities necessary to supply and support large volumes of ADSL systems and in the future may become increasingly dependent on subcontractors. The Company has entered into discussions to establish subcontracting relationships for the assembly of its ADSL systems. A reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. Although the Company believes that alternative subcontractors or sources could be developed if necessary, the use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing a new subcontractor or supplier relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be successful in increasing its manufacturing capacity in a timely and cost-effective manner or that the possible transition to subcontracting will not materially adversely affect the Company's business and results of operations. The Company's failure to effectively manage its growth would have a material adverse effect on the Company's business and results of operations.

         A substantial portion of the Company's shipments in any fiscal period relate to orders for certain products received in that period. Further, a significant percentage of orders, such as NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and limited finished goods inventory at its manufacturing facility. In addition, the Company maintains some finished goods inventory at the customer's site pursuant to an agreement that the customer will eventually purchase such inventory. Final testing and shipment of products to customers occurs in the Company's Oswego, Illinois facilities. The Company's domestic facilities are certified pursuant to ISO 9001.

         The Company's backlog for its DS1 and DS0 products at March 31, 1996 was $1.9 million. The Company believes that because a substantial portion of customer orders for DS1 and DS0 products are filled within the quarter of receipt, the Company's backlog is not a meaningful indicator of actual revenues for these products for any succeeding period. In general, customers purchasing DSL products may reschedule orders without penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their DSL product needs. Since backlog of DSL products can be rescheduled without penalty, the Company does not believe that its backlog of DSL products is a meaningful indicator of future revenues from DSL products.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Amati Communications Corp., AT&T Paradyne, ECI Telecom, Inc., Ericsson, LG Information and Communications, Ltd., Lucent Technologies, PairGain Technologies, Inc., Orckit Communications, Ltd. and Performance Telecom Corp. The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act which was signed into law on February 8, 1996, permits the RBOCs to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Many telcos have adopted policies that favor the deployment of fiber. To the extent that telcos choose to install fiber and other transmission media between the central office and the end user, the Company expects that demand for its copper wire-based products will decline. Telcos face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telcos decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for ADSL products could decline. In addition, the deployment of certain products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. Specifically, the deployment of HDSL in the U.S., which reduces telcos' need for T-1 repeaters and NIUs, may result in a decrease in demand for Westell's DS1-based products. Further, the Company believes that the domestic market for many of its DS0-based products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed.

TELECONFERENCE SERVICES

         Conference Plus provides operator-assisted and automatic teleconferencing services to customers throughout the U.S. The Company manages its teleconferencing services through its operations center located in Schaumburg, Illinois. Teleconferencing services allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. The Company's strategy in this market is to apply its expertise as a telecommunications products manufacturer to provide cost-effective and quality teleconferencing services to satisfy the growing customer demand for these services. Conference Plus was started by the Company in October 1988, and generated $5.4 million, $6.8 million and $7.7 million in revenues in fiscal 1994, 1995 and 1996, respectively.

         Competition in the teleconferencing business is intense and the Company expects that competition will increase due to low barriers to entry and recent entrants into the audio teleconferencing service market.

Many of Conference Plus' competitors, including AT&T, MCI Communications and Sprint Communications, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than the Company. There can be no assurance that the Company will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect the Company's business and results of operations.

GOVERNMENT REGULATION

         The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telco services and other terms on which telcos conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act lifted certain restrictions on telcos' ability to provide interactive multimedia services including video on demand. The Telecommunications Act establishes new regulations whereby telcos may provide various types of video services. Rules to implement these new statutory provisions are now being considered by the FCC. While the statutory and regulatory framework for telcos providing video products has become more favorable, it is uncertain at this time how this will affect telcos' demand for products based upon ADSL technology.

         In addition, the Telecommunications Act permits the RBOCs to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities and the RBOCs, which are the Company's largest customers, may become the Company's competitors as well.

         The Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company obtains from non-domestic suppliers or by the imposition of export restrictions on products that the Company sells internationally. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect the Company's business and results of operations.

PROPRIETARY RIGHTS

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company regards its technology as proprietary, it has only one patent on such technology. The Company expects to seek additional patents from time to time related to its research and development activities. The Company relies on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect its unpatented proprietary know-how. There can be no assurance, however, that these measures will provide meaningful protection for the Company's trade secrets or other proprietary information. Moreover, the Company's business and results of operations may be materially adversely affected by competitors who independently develop substantially equivalent technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as U.S. law. The telecommunications industry is also characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement.

From time to time, the Company receives communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by such parties will not result in costly litigation, or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by the Company. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business and results of operations.

         Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Any impairment or termination of the Company's relationship with any licensors of third-party technology would force the Company to find other developers on a timely basis or develop its own technology. There can be no assurance that the Company will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that the Company will obtain third-party technology on commercially reasonable terms or that the Company will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business and results of operations.

         The Company's ADSL products are dependent upon a CAP DSL technology known as GlobeSpan(TM) that the Company licenses from AT&T Paradyne. AT&T Paradyne is currently the sole provider of this CAP DSL technology and the Company currently would not be able to produce any of its ADSL systems without using this technology. The AT&T License, which expires in December 2002, is nonexclusive and this technology has been licensed to numerous manufacturers. The Company has entered into cooperation and development agreements with other technology suppliers who are developing alternative DSL technologies, such as DMT DSL technology. Under one such arrangement, the Company is currently testing prototypes of an alternative DSL technology. Consequently, in the event AT&T Paradyne fails to renew the AT&T License, the Company believes that it will have sufficient access to alternative sources of DSL technology prior to December 2002 so that it will be able to continue to produce ADSL systems. However, the cancellation or failure of AT&T Paradyne to renew the AT&T License would materially adversely affect the Company's business and results of operations if other sources of DSL technology do not become readily available on similar terms or telcos elect not to deploy ADSL systems utilizing alternative DSL technologies, such as DMT DSL technology.

         In addition, AT&T Paradyne has formed a business unit that develops and markets products competitive with the Company's products, such as ADSL. Although this newly-formed business unit does not affect the Company's AT&T License and is an independent unit from the business unit licensing CAP DSL technology, there can be no assurance that the formation of this business unit will not affect the Company's ability to license CAP DSL technology from AT&T Paradyne after the AT&T License expires. In addition, Lucent Technologies recently announced that it has signed a definitive agreement to sell AT&T Paradyne to Texax Pacific Group, an investment group. The Company's licensing rights of CAP DSL technology under the existing AT&T License will not be affected by that sale. The Company is unable to predict, however, what effect, if any, the sale will have on the Company's relationship with AT&T Paradyne or on AT&T Paradyne's licensing of its CAP DSL technology or future technology to the Company or others.

         Rapid technological evolution has resulted in the need to implement strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. Without such relationships and due to the lengthy telco product approval and purchase cycles, the technology may be obsolete by the time it is implemented. Relationships in place with companies such as AT&T Paradyne, Analog Devices, Inc., Motorola and certain customers enable the Company to develop products at the same time that the Company undergoes the product approval and purchase processes for products in development. This can result in much quicker introduction of new products while the technology is still in demand. Westell has cooperation and development relationships with Atlantech Technologies Ltd., a software development company based in Scotland, Scientific Generics, an innovative technology development company based in Cambridge, England, and Sungmi Electronics, an industry leader in the supply of high speed switching, transmission and local access systems based in Seoul, Korea.

EMPLOYEES

         As of March 31, 1996, the Company had 737 full-time employees in continuing operations and 62 full-time employees in KPINS which the Company plans to discontinue. Westell's telecommunications business had a total of 652 full-time employees, consisting of 141 in sales, marketing, distribution and service, 138 in research and development, 343 in manufacturing and 30 in administration. Conference Plus had a total of 85 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company leases approximately 108,000 square feet of office, development and manufacturing space in facilities in Oswego, Illinois (approximately 75,000 square feet) and Aurora, Illinois (approximately 33,000 square feet), both suburbs of Chicago. The current lease for the Oswego facility expires in August 2002 but may be terminated by the Company at any time after August 1997 upon 12 months notice. The current lease for the Aurora facility expires in February 1998 but may be extended by the Company for up to two additional two-year periods. The Company also leases facilities in Schaumburg, Illinois for Conference Plus, and in Tampa, Florida and Cambridge, England for its international operations.

         While the Company believes its current facilities are adequate to support its present level of operations, it believes that it will require additional space in the next two years to accommodate additional expansion of its business operations. The Company estimates that its manufacturing facilities are operating at a utilization rate of approximately 50%. In September 1995, the Company entered into an agreement with a real estate developer forming a limited liability company (the "LLC") that is constructing a 173,000 square foot facility in Aurora, Illinois. The Company has entered into a 15-year lease of this facility with the LLC, which term will commence upon the substantial completion of this facility. The Company expects to move a portion of its operations to this new facility by the third quarter of fiscal 1997. The Company will have the option to purchase the facility being developed by the LLC or sell its interest in the LLC. It is the Company's current intent to sell this property when construction is completed, repay any financing and lease the facility from a third party.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation in the normal course of its business. In January 1995, a former officer of a Westell subsidiary filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of wrongful termination and breach of contract. The Company believes the suit is without merit and intends to contest the suit vigorously. While the outcome of this lawsuit cannot be determined with certainty, the Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company or its business and results of operations. However, a judgment against the Company of a significant amount could have a material adverse effect on the Company's liquidity and results of operations. The Company is not a party to any other litigation that would have a material adverse effect on the Company or its business and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company effected its initial public offering on November 30, 1995 at a price to the public of $6.50 per share. The Company's Class A Common Stock is quoted on the Nasdaq National Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low closing sale prices for the Class A Common Stock as reported on the Nasdaq National Market, which prices reflect the two-for-one Stock Split of the Company's Class A and Class B Common Stock to holders of record on May 20, 1996 and was paid on June 7, 1996 (the "Stock Split").

                                                                              High            Low
                                                                        ---------------     -------
Fiscal Year 1996
  Third Quarter (from December 1, 1995) . . . . . . . . . . . . . . . . .   $13  13/16      $ 9  3/4
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20               9  5/8
Fiscal Year 1997
  First Quarter (through June 28, 1996) . . . . . . . . . . . . . . . . .    56              18  5/8

         As of June 27, 1996, there were approximately 114 holders of record of the outstanding shares of Class A Common Stock.

Issuance of Class A Common Stock

         On June 26, 1996, the Company completed a public offering in which 1,665,000 shares of Class A Common Stock were sold by the Company and 335,000 shares of Class A Common Stock were sold by certain stockholders of the Company for a price to the public of $39.00 per share. Net proceeds to the Company from the sale of the Class A Common Stock were approximately $61.6 million and will be used to fund capital equipment purchases and for general corporate purposes including working capital funding.

Dividends

         The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1992, 1993, 1994, 1995 and 1996 and for each of the five fiscal years in the period ended March 31, 1996 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K

                                                                     Fiscal Year Ended March 31,
                                                     --------------------------------------------------------
                                                         1992       1993        1994        1995        1996
                                                       -------     -------     -------    -------     -------
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues  . . . . . . . . . . . . . . . . . . . .      $33,621    $43,221     $51,051     $74,029    $83,236
Cost of goods sold  . . . . . . . . . . . . . . .       18,974     25,358      30,250      44,494     50,779
                                                     ---------- ----------  ----------  ---------- ----------
  Gross margin  . . . . . . . . . . . . . . . . .       14,647     17,863      20,801      29,535     32,457
                                                     ---------- ----------  ----------  ---------- ----------
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . .        3,839      5,688       8,068      12,169     13,744
  Research and development  . . . . . . . . . . .        2,778      5,284       7,695      10,843     12,603
  General and administrative  . . . . . . . . . .        3,123      4,092       5,502       6,701      8,364
                                                     ---------- ----------  ----------  ---------- ----------
     Total operating expenses . . . . . . . . . .        9,740     15,064      21,265      29,713     34,711
                                                     ---------- ----------  ----------  ---------- ----------
Operating income (loss) from continuing
  operations  . . . . . . . . . . . . . . . . . .        4,907      2,799        (464)       (178)    (2,254)
Other income (expense), net . . . . . . . . . . .           (5)       (14)        (36)         34       (226)
Interest expense  . . . . . . . . . . . . . . . .          144        137         176         769        859
                                                     ---------- ----------  ----------  ---------- ----------
Income (loss) from continuing operations before
  income taxes  . . . . . . . . . . . . . . . . .        4,758      2,648        (676)       (913)    (3,339)
Provision (benefit) for income taxes  . . . . . .        1,729        913        (989)       (788)    (1,886)
                                                     ---------- ----------  ----------  ---------- ----------
Income (loss) from continuing operations  . . . .        3,029      1,735         313        (125)    (1,453)
Discontinued operations (loss)  . . . . . . . . .           --        (37)       (100)       (383)      (622)
                                                     ---------- ----------  ----------  ---------- ----------
Net income (loss) . . . . . . . . . . . . . . . .      $ 3,029    $ 1,698     $   213     $  (508)   $(2,075)
                                                        -------    -------     -------     -------    -------
Net income (loss) per share: (1)
  Continuing operations . . . . . . . . . . . . .      $  0.11    $  0.06     $  0.01     $ (0.01)   $ (0.05)
  Discontinued operations . . . . . . . . . . . .           --         --       (0.00)      (0.01)     (0.02)
                                                     ---------- ----------  ----------  ---------- ----------
Net income (loss) per share . . . . . . . . . . .      $  0.11    $  0.06     $  0.01     $ (0.02)   $ (0.07)
                                                        -------    -------     -------     -------    -------
Dividends declared per share  . . . . . . . . . .     $     --   $     --    $     --    $     --   $     --
Average number of common shares outstanding
  (1) . . . . . . . . . . . . . . . . . . . . . .       26,560     27,620      28,486      28,952     30,846

                                                                              March 31,
                                                       ------------------------------------------------------
                                                         1992       1993        1994        1995        1996
                                                       -------     -------     -------    -------     -------
Balance Sheet Data:
Working capital . . . . . . . . . . . . . . . . .       $ 3,971    $ 5,137     $ 3,053     $ 1,280    $28,741
Total assets  . . . . . . . . . . . . . . . . . .        11,662     15,777      29,327      40,276     64,448
Revolving promissory notes  . . . . . . . . . . .         1,500      1,700       1,700      11,089      --
Long-term debt, including current portion . . . .           936        704       3,339       4,129      4,427
Total stockholders' equity  . . . . . . . . . . .         5,586      7,719       8,002       7,558     38,985
- ------------------------------

(1) Adjusted to reflect the Stock Split. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its DS0 and DS1 product lines, particularly the sale of NIUs and related products, which accounted for at least 45% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 3.9%, 20.6% and 24.4% of revenues in fiscal 1994, 1995 and 1996, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 and consumer products claims processing services since fiscal 1994. Revenues from audio teleconferencing services constituted 9.2% of the Company's revenues in both fiscal 1995 and 1996. In August 1995, the Company approved a plan for the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

         The Company's customer base is comprised primarily of the RBOCs, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant upfront investments in product and market development prior to actual commencement of sales of new products. In late fiscal 1992, the Company significantly increased its investment in new product development based on emerging technologies, particularly ADSL, and began expanding its sales and marketing efforts to cover new product lines and planned expansion into international markets. International operations accounted for 5.0% and 23.8% of the Company's revenues in fiscal 1995 and 1996, respectively. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1994, 1995 and 1996.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in ADSL technology, the Company anticipates losses in at least the first and second quarters of fiscal 1997. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

                                                                               Fiscal Year Ended March 31,
                                                                            ---------------------------------
                                                                               1994         1995       1996
                                                                               -----        -----     -----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0%       100.0%     100.0%
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . .          59.3         60.1       61.0
                                                                               -----       -----      -----
  Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . .          40.7         39.9       39.0
                                                                               -----       -----      -----
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .          15.8         16.4       16.5
  Research and development  . . . . . . . . . . . . . . . . . . . . .          15.1         14.6       15.2
  General and administrative  . . . . . . . . . . . . . . . . . . . .          10.8          9.1       10.0
                                                                               -----       -----      -----
     Total operating expenses . . . . . . . . . . . . . . . . . . . .          41.7         40.1       41.7
                                                                               -----       -----      -----
Operating income (loss) from continuing operations  . . . . . . . . .          (1.0)        (0.2)      (2.7)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . .           0.0          0.0       (0.3)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           0.3          1.0        1.0
                                                                               -----       -----      -----
Income (loss) from continuing operations before income taxes  . . . .          (1.3)        (1.2)      (4.0)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .          (1.9)        (1.0)      (2.3)
                                                                               -----       -----      -----
Income (loss) from continuing operations  . . . . . . . . . . . . . .           0.6         (0.2)      (1.7)
Discontinued operations (loss)  . . . . . . . . . . . . . . . . . . .          (0.2)        (0.5)      (0.8)
                                                                               -----       -----      -----
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .           0.4%        (0.7)%     (2.5)%
                                                                                ----        ----       ----

FISCAL YEARS ENDED MARCH 31, 1994, 1995 AND 1996

         Revenues. Revenues were $51.1 million, $74.0 million and $83.2 million in fiscal 1994, 1995 and 1996, respectively. Revenues increased 45.0% from fiscal 1994 to 1995 and 12.4% from fiscal 1995 to 1996. The fiscal 1995 increase was primarily a result of a $13.5 million increase in sales of DSL products, a $8.8 million increase in sales of DS1 products and a $1.4 million increase in teleconferencing revenues, which was offset in part by a $1.3 million decline in revenues from DS0 products. The fiscal 1996 increase was primarily due to a $5.1 million increase in DSL products reflecting shipments to two international customers and a $3.3 million increase in DS1 product revenues.

         Gross Margin. Gross margin decreased as a percentage of revenues from 40.7% in fiscal 1994 to 39.9% in fiscal 1995 and to 39.0% in fiscal 1996. These decreases were due to product pricing pressures and changes in product mix within the Company's DS1 and DS0 product lines. These decreases were offset in part by sales of higher margin ADSL products and an increase in teleconferencing revenues in fiscal 1995 and 1996.

         Sales and Marketing. Sales and marketing expenses were $8.1 million, $12.2 million and $13.7 million in fiscal 1994, 1995 and 1996, respectively, constituting 15.8%, 16.4% and 16.5% of revenues, respectively. These increases in sales and marketing expenses were primarily due to staff additions, in both domestic and international markets, to support and promote the Company's product lines, particularly ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

         Research and Development. Research and development expenses were $7.7 million, $10.8 million and $12.6 million in fiscal 1994, 1995 and 1996, respectively, constituting 15.1%, 14.6% and 15.2% of revenues, respectively. These increases in research and development expenses were due primarily to new and existing product development for ADSL and other emerging technology products and were offset in part by customer nonrecurring engineering funding of $800,000 and $2.6 million in fiscal 1995 and 1996, respectively. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will increase in absolute dollars.

         General and Administrative. General and administrative expenses were $5.5 million, $6.7 million and $8.4 million in fiscal 1994, 1995, and 1996 respectively, constituting 10.8%, 9.1% and 10.0% of revenues, respectively. The fiscal 1995 and fiscal 1996 increases were due primarily to continued expansion of operations in domestic and international markets. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

         Interest Expense. Interest expense was $176,000, $769,000 and $859,000 for fiscal 1994, 1995 and 1996, respectively. Interest expense increased, particularly in fiscal 1995 and 1996, as a result of interest expense incurred by the Company in connection with borrowings under its revolving promissory notes to fund expanded working capital requirements and, to a lesser extent, interest incurred under capital lease obligations.

         Benefit for Income Taxes. Benefit for income taxes were $989,000, $788,000 and $1.9 million in fiscal 1994, 1995, and 1996, respectively. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to utilize $724,000, $632,000 and $790,000, respectively, in tax credits primarily generated by increasing research and development activities. The Company has approximately $1.8 million in income tax credit carryforwards and a $1.9 million net operating loss carryforward that are available to offset future taxable income. The tax credit carryforwards begin to expire in 2009 and the net operating loss carryforward expires in 2011.

QUARTERLY RESULTS OF OPERATIONS

         The following tables present the Company's results of operations for each of the last eight fiscal quarters and the percentage relationship of certain items to revenues for the respective periods. The Company believes that the information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.

                                                               Quarter Ended
                            --------------------------------------------------------------------------------
                                            Fiscal 1995                              Fiscal 1996
                            --------------------------------------------------------------------------------
                            June 30,  Sept. 30,   Dec. 31,  Mar. 31,   June 30, Sept. 30,  Dec. 31,  Mar. 31,
                              1994      1994       1994      1995       1995      1995      1995      1996
                            --------  ---------  --------  --------   -------- ---------  --------  --------
                                                                (in thousands)
Revenues  . . . . . . .     $15,721   $15,837    $16,059   $26,412    $22,487   $20,460    $21,346   $18,943
Cost of goods sold  . .       8,951     9,391      9,994    16,159     12,822    12,611     13,225    12,121
                            -------   -------    -------   -------    -------   -------    -------   -------
  Gross margin  . . . .       6,770     6,446      6,065    10,253      9,665     7,849      8,121     6,822
                            -------   -------    -------   -------    -------   -------    -------   -------
Operating expenses:
  Sales and marketing .       2,525     2,866      3,169     3,609      3,685     3,428      3,671     2,960
  Research and
    development . . . .       2,437     2,621      2,768     3,018      3,024     3,358      3,252     2,969
  General and
    administrative  . .       1,407     1,574      1,707     2,015      2,021     2,065      2,236     2,042
                            -------   -------    -------   -------    -------   -------    -------   -------
    Total operating
      expenses  . . . .       6,369     7,061      7,644     8,642      8,730     8,851      9,159     7,971
                            -------   -------    -------   -------    -------   -------    -------   -------
Operating income (loss)
  from continuing
  operations  . . . . .         401      (615)    (1,579)    1,611        935    (1,002)    (1,038)   (1,149)
                             -------  -------    -------   -------    -------   -------    -------   -------
Other income (expense),
  net . . . . . . . . .           9         9          9         9       (258)       55         82      (105)
Interest expense  . . .         105       152        227       285        260       261        290        48
                            -------   -------    -------   -------    -------   -------    -------   -------
Income (loss) from
  continuing operations
  before income taxes .         305      (758)    (1,797)    1,335        417    (1,208)    (1,246)   (1,302)
Provision (benefit) for
  income taxes  . . . .          10      (403)      (805)      408         28      (586)      (617)     (711)
                            -------   -------    -------   -------    -------   -------    -------   -------
Income (loss) from
  continuing
  operations  . . . . .         295      (355)      (992)      927        389      (622)      (629)     (591)

Discontinued operations
  (loss)  . . . . . . .         (82)     (151)       (84)      (65)       (65)     (529)       (24)       (4)
                             -------  -------    -------   -------    -------   -------    -------   -------

Net income (loss) . . .     $   213   $  (506)   $(1,076)  $   862    $   324   $(1,151)   $  (653)  $  (595)
                             =======  =======    =======   =======    =======   =======    =======   =======


                                                              Quarter Ended
                           -----------------------------------------------------------------------------------
                                           Fiscal 1995                              Fiscal 1996
                           -----------------------------------------------------------------------------------
                              June 30,  Sept. 30,  Dec. 31,  Mar. 31,   June 30, Sept. 30,  Dec. 31,  Mar. 31,
                                1994      1994       1994      1995       1995      1995      1995      1996
                              --------  ---------  --------  --------   -------- ---------  --------  --------
Revenues  . . . . . . .        100.0%     100.0%     100.0%    100.0%   100.0%     100.0%    100.0%    100.0%
Cost of goods sold  . .         56.9       59.3       62.2      61.2     57.0       61.6      62.0      64.0
                            --------   ---------  --------  --------  -------- ---------  --------  --------
  Gross margin  . . . .         43.1       40.7       37.8      38.8     43.0       38.4      38.0      36.0
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Operating expenses:
  Sales and marketing .         16.1       18.1       19.7      13.7     16.4       16.8      17.2      15.6
  Research and
    development . . . .         15.5       16.6       17.3      11.4     13.4       16.4      15.2      15.7
  General and
    administrative  . .          8.9        9.9       10.6       7.6      9.0       10.1      10.5      10.8
                            --------   ---------  --------  --------  -------- ---------  --------  --------
    Total operating
      expenses  . . . .         40.5       44.6       47.6      32.7     38.8       43.3      42.9      42.1
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Operating income (loss)
  from continuing
  operations  . . . . .          2.6       (3.9)      (9.8)      6.1      4.2       (4.9)     (4.9)     (6.1)
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Other income (expense),
  net . . . . . . . . .          0.1        0.1        0.1       0.0     (1.2)       0.3       0.4      (0.6)
Interest expense  . . .          0.7        1.0        1.5       1.0      1.2        1.3       1.3       0.2
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Income (loss) from
  continuing operations
  before income taxes .          2.0       (4.8)     (11.2)      5.1      1.8       (5.9)     (5.8)     (6.9)
Provision (benefit) for
  income taxes  . . . .          0.1       (2.6)      (5.0)      1.6      0.1       (2.9)     (2.9)     (3.8)
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Income (loss) from
  continuing
  operations  . . . . .          1.9       (2.2)      (6.2)      3.5      1.7       (3.0)     (2.9)     (3.1)
Discontinued operations
  (loss)  . . . . . . .         (0.5)      (1.0)      (0.5)     (0.2)    (0.3)      (2.6)     (0.1)      0.0
                            --------   ---------  --------  --------  -------- ---------  --------  --------
Net income (loss) . . .          1.4 %     (3.2)%     (6.7)%     3.3%     1.4%      (5.6)%    (3.0)%    (3.1)%
                            ========   =========  ========  ========  ======== =========  ========  ========

         The Company's revenues increased by $10.4 million in the fourth quarter of fiscal 1995 compared to the third quarter of fiscal 1995 due primarily to a large shipment of ADSL systems to one customer when this customer received regulatory approval for market trial deployment of ADSL systems. The Company has continued to ship ADSL systems but at a reduced level from that of the fourth quarter of fiscal 1995, which has resulted in a reduction in quarterly revenues compared to the preceding quarter in three of the four quarters in fiscal 1996. Gross margin as a percentage of revenues increased from 38.8% in the fourth quarter of fiscal 1995 to 43.0% in the first quarter of fiscal 1996 due to higher margins received on ADSL products. Gross margin as a percentage of revenues declined to 38.4%, 38.0% and 36.0% in the second, third and fourth quarters of fiscal 1996, respectively, as a result of product pricing pressures in the DS1 and DS0 product lines as well as investments in manufacturing infrastructure for anticipated ADSL production. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's ADSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods even if its ADSL products achieve market acceptance.

         Operating expenses increased during each quarter of fiscal 1995 and the first three quarters of fiscal 1996 as the Company continued to make significant investments to support anticipated revenue growth. Operating expenses decreased in the fourth quarter of fiscal 1996 primarily as a result of nonrecurring engineering funding from third parties in the amount of $1.1 million which offset research and development expenses. The Company expects to continue to increase operating expenses to support the development, introduction and promotion of ADSL systems and other new products. As a result of fluctuations in the timing of revenues of ADSL products and increased research and development and sales and marketing expenses, the Company currently anticipates net losses in at least the first and second quarters of fiscal 1997. In addition, the Company recorded approximately $237,000 of compensation expense in the third quarter of fiscal 1996 as a result of the issuance of 24,624 shares of Class A Common Stock to employees of the Company. The Company also recorded a charge of approximately $520,000, net of tax, in the second quarter of fiscal 1996 in connection with the planned disposition of KPINS.

         The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, changes in the Company's operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers and general economic conditions. Sales to the Company's customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company's quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's business and results of operations and on its ability to achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1995, the Company effected the initial public offering of its Class A Common Stock which generated approximately $33.3 million in corporate funding. The Company used the proceeds from the offering to repay revolving promissory bank notes of approximately $11.1 million which primarily financed working capital. The remainder of the proceeds were invested in short term investments comprised principally of the highest grade commercial paper and government backed securities with 90-day or less maturity. As of March 31, 1996, the Company had no amounts outstanding under its secured revolving promissory notes and $3.8 million outstanding under its equipment financing facility. As of March 31, 1996, the Company had approximately $15.4 million available under these facilities. The revolving promissory notes and the equipment financing facility require the maintenance of a minimum cash to current maturities ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

         The Company's operating activities generated cash of $3.6 million and $6.5 million in fiscal 1994 and 1996, respectively, and used cash of $5.3 million in fiscal 1995. Cash generated from operating activities in fiscal 1994 resulted principally from increases in customer deposits and accounts payable offset in part by increases in accounts receivable, inventory and prepaid expenses. Cash used by operations in fiscal 1995 resulted primarily from decreases in customer deposits and increases in receivables and inventory, offset in part by increases in accounts payable. Cash generated from operating activities in fiscal 1996 was a result of decreases in receivables and inventory and an increase in customer deposits offset in part by a decrease in accounts payable.

         Capital expenditures in fiscal 1994, 1995 and 1996 were $6.1 million, $5.2 million, and $6.3 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $6.0 million in fiscal 1997 for capital equipment.

         In September 1995, the Company formed an LLC with a real estate developer for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 173,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company currently has a 98% ownership interest in the LLC, which will gradually decrease to a 60% ownership interest as the other LLC member increases its capital contribution to the LLC by contributing its development fee for the new facility, as earned. In addition, the Company has a reimbursement obligation with respect to an irrevocable letter of credit issued for the Company's account in the amount of $952,000, due on or before September 30, 1996, which represents the Company's capital contribution to the LLC. On September 25, 1995, the Company advanced the LLC $1.4 million for the purchase of land. The advance is in the form of a short-term note which bears interest at the prime rate (8.25% at March 31, 1996). The note and accrued interest become due from the proceeds of the construction financing. During fiscal 1996, the LLC began construction of the new facility and as of March 31, 1996, $3.0 million of construction costs were incurred. In September 1995, the Company also entered into a 15-year lease for the facility being developed by the LLC. Pursuant to the terms of the LLC, the Company will have the option to buy out the other investor in the LLC and thereby purchase the facility being developed by the LLC or sell its interest in the LLC.

         At March 31, 1996, the Company's principal sources of liquidity were $21.8 million of cash and cash equivalents, and $12.8 million and $2.6 million available under its secured revolving promissory notes and equipment borrowing facility, respectively. Borrowings under the secured revolving promissory notes and equipment borrowing facility currently bear interest at the bank's prime rate (8.25% at March 31, 1996). These revolving promissory notes are due on, and the equipment borrowing facility expires in, September 1996 and the Company anticipates that such revolving promissory notes and equipment borrowing facility will be renewed on no less favorable terms.

         The Company had a deferred tax asset of approximately $4.4 million at March 31, 1996. This deferred tax asset relates to (i) tax credit carryforwards of approximately $1.8 million, (ii) a net operating loss carryforward of approximately $740,000 and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $500,000 of credits expire in 2009 and $321,000 of credits may be carried forward indefinitely. The net operating loss carryforward expires in 2011. The remainder of the deferred tax asset relates to items deductible for financial income reporting purposes which were taxable in accordance with tax regulations. Management has not recorded a valuation allowance and believes that the deferred tax asset will be fully realized based on current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies.

         On June 26, 1996, the Company completed its public offering of 1,665,000 shares of Class A Common Stock, pursuant to which the Company received approximately $61.6 million in net proceeds (the "Public Offering"). The Company believes that the net proceeds from this Public Offering, cash and cash equivalents at March 31, 1996, its banks lines of credit and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements during the fiscal year ended March 31, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

         During March 1995 and October 1995, respectively, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt these standards in fiscal 1997. The Company does not anticipate that adoption of SFAS No. 121 will have a material effect on its financial statements. The Company anticipates that it will provide expanded disclosure in the footnotes to its financial statements, as prescribed by SFAS No. 123, for activity related to its stock plans.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements required by Item 8, together with the report thereon of the independent accountants dated May 21, 1996 are set forth on pages 47-63 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated May 21, 1996 are set forth on pages 64 and 65 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                          None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.      Directors

                 The directors of the Company are as follows:

Name                                 Age     Principal Occupation and Other Information
- ---------------------------------    ---     -----------------------------------------------------
Gary F. Seamans (1) . . . . . . .     47     Gary F. Seamans has served as Chairman of the Board of
                                             Directors of the Company since February 1991, as a
                                             director of the Company since February 1988 and as
                                             President and Chief Executive Officer of the Company
                                             since January 1988. Prior to joining the Company, Mr. Seamans served as Vice President of Sales and Marketing -- Midwest
                                             Division at MCI Communications, Inc. from 1984 to 1987.
                                             From 1971 to 1984, Mr. Seamans held a variety of management positions in the operations, engineering, sales, marketing, strategic planning, finance and personnel departments of AT&T.
Robert H. Gaynor (1)(2) . . . . .     72     Robert H. Gaynor has served as Vice Chairman of the Board of
                                             Directors of the Company since December 1991 and as a director of the Company since October 1990. Mr. Gaynor presently serves as
                                             Chairman of the Rockhill Workshop, an executive conference at the
                                             University of Missouri, Kansas City. From 1958 to 1986, Mr. Gaynor
                                             held a variety of executive officer positions at AT&T.
Melvin J. Simon (1)(2)  . . . . .     51     Melvin J. Simon has served as Assistant Secretary and Assistant
                                             Treasurer of the Company since July 1995 and as a Director of the
                                             Company since August 1992. From August 1992 to July 1995, Mr. Simon served as Secretary and Treasurer of the Company. A Certified Public
                                             Accountant, Mr. Simon founded and has served as President of Melvin J.
                                             Simon & Associates, Ltd., a public accounting firm, since May 1980.
Stefan D. Abrams (3)  . . . . . .     57     Stefan D. Abrams has served as a director of the Company since
                                             February 1994. Mr. Abrams has been a Managing Director of The TCW Group,
                                             Inc., an investment management firm, since October 1992. From September
                                             1989 to September 1992, Mr. Abrams was a Managing Director of Kidder,
                                             Peabody & Company, an investment banking firm.
Michael A. Brunner (3)  . . . . .     62     Michael A. Brunner has served as a director of the Company since December
                                             1994. From May 1985 to February 1992, Mr. Brunner served as President of
                                             AT&T Federal Systems, a division of AT&T. Mr.  Brunner currently serves as a director of Concurrent Computer Corporation, a computer manufacturer, and as a director and past Chairman of the Leonard Center for Excellence in Engineering of Penn State University.
Paul A. Dwyer (3) . . . . . . . .     62     Paul A. Dwyer has served as a director of the Company since January 1996 and as a director of Westell, Inc., a subsidiary of the Company, since
                                             November 1995. Mr. Dwyer has served as

                                             Vice President -- Finance of Henry Crown and Company, a private investment firm, since February 1981.
Ormand J. Wade (2)  . . . . . . .     57     Ormand J. Wade has served as a director of the Company since
                                             December 1994. From February 1987 to December 1992, Mr. Wade
                                             served as Vice Chairman of Ameritech Corp. and from January 1982 to
                                             February 1987, as President and Chief Executive Officer of Illinois
                                             Bell Telephone Company. Mr. Wade currently serves as a director of
                                             ITW Corporation, a manufacturer of precision engineered products,
                                             Andrew Corporation, a manufacturer of microwave and peripheral equipment, NBD Bank Corp., a commercial bank, and Northwestern
                                             Memorial Hospital, and as a trustee of the University of Chicago.
- ------------------------------

(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

         b.      Executive officers

         The following sets forth certain information with respect to the current executive officers of the Company. Please refer to the information contained above under the heading "Directors" for biographical information of executive officers who are also directors of the Company.

Name                                 Age     Position
- ---------------------------------    ---     -----------------------------------------------------
Gary F. Seamans . . . . . . . . .     47     Chairman of the Board of Directors, President and Chief
                                             Executive Officer
Robert H. Gaynor  . . . . . . . .     72     Vice Chairman of the Board of Directors
Curtis L. Benton  . . . . . . . .     56     Executive Vice President and Chief Administration Officer
J. William Nelson . . . . . . . .     43     President of U.S. Operations
Michael F. Lathrope . . . . . . .     49     Senior Vice President of Product Development and Chief
                                             Technology Officer
Stephen J. Hawrysz  . . . . . . .     37     Vice President, Secretary, Treasurer and Chief Financial
                                             Officer
Melvin J. Simon . . . . . . . . .     51     Assistant Secretary, Assistant Treasurer and Director
Robert D. Faw . . . . . . . . . .     42     President of Global Operations
Marcus H. Hafner, Sr. . . . . . .     38     Vice President of Business Development
Richard P. Riviere  . . . . . . .     41     Vice President of Transaction Services and President of
                                             Conference Plus
Neil J. Kreitman  . . . . . . . .     39     Senior Vice President of Global Manufacturing and Sourcing

         Curtis L. Benton has served as Executive Vice President since July 1993 and as Chief Administration Officer since April 1996. Mr. Benton has also served as Executive Vice President of the Operating Company since August 1992 and as Chief Operating Officer of the Company from January 1990 to April 1996.

         J. William Nelson has served as President of U.S. Operations since April 1996 and as Executive Vice President and Chief Customer Satisfaction Officer of Westell, Inc. since July 1993. Mr. Nelson served as Senior Vice President and Chief Customer Satisfaction Officer of the Company from May 1991 to June 1993. Prior to joining the Company, Mr. Nelson held a variety of management positions, including Director of Large Account Sales and Director of Customer Service at MCI Communications, Inc. from April 1986 to May 1991.

         Michael F. Lathrope has served as Senior Vice President of Product Development and Chief Technology Officer of the Company since April 1996, Mr. Lathrope served as Vice President of Engineering and Chief Technology Officer of the Company from June 1993 to April 1996 and as Vice President of Engineering of the Company from April 1989 to June 1993 .

         Stephen J. Hawrysz has served as Vice President and Chief Financial Officer of the Company since July 1993, as Secretary and Treasurer of the Company since July 1995 and as Vice President and Chief Financial Officer of Westell, Inc. since August 1990. A Certified Public Accountant, Mr. Hawrysz served in the Audit Division of Arthur Andersen LLP, a public accounting firm, from June 1980 to November 1989, and as Assistant Controller for Wisconsin Central Transportation Corporation, a regional railroad company, from November 1989 to August 1990.

         Robert D. Faw has served as President of Global Operations since April 1996, as President of Westell International since February 1993 and as Chief Executive Officer of Westell International since August 1993. Mr. Faw served as Executive Vice President, International Operations of the Company from July 1995 to April 1996. Prior to joining the Company, Mr. Faw was Director of International Operations and Business Development Director of Advanced Technologies at AT&T Paradyne Corporation from October 1981 to January 1993.

         Marcus H. Hafner, Sr. has served as Vice President of Business Development since April 1996. Mr. Hafner served as Business Development Vice President of the Company from May 1995 to March 1996. Prior to joining the Company, Mr. Hafner was President and Chief Operating Officer of On-Demand Technologies, Inc., a broadband network systems provider, from April 1992 to April 1995, and a Senior Program Manager at E-Systems, Inc., an electronics company, from November 1990 to April 1992.

         Richard P. Riviere has served as Vice President of Transaction Services for the Company since July 1995 and as President and Chief Executive Officer of Conference Plus since October 1988.

         Neil J. Kreitman has served as Senior Vice President of Global Manufacturing and Sourcing of the Company since November 1995, and as Vice President of Operations Science of the Company since January 1995. Prior to joining the Company, Mr. Kreitman was Director of Material Management at AT&T Paradyne from May 1984 to January 1995.

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth information for the fiscal years ended March 31, 1995 and 1996, with respect to all compensation paid or earned for services rendered to the Company by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who were serving as executive officers as of March 31, 1996 (together, the "Named Executive Officers").

                           Summary Compensation Table

                                                            Annual Compensation
                                                Fiscal     ----------------------         All Other
            Name and Principal Position          Year       Salary        Bonus      Compensation (1)(2)
            ---------------------------         ------     --------      --------    -------------------
    Gary F. Seamans
     Chairman of the Board, President and
     Chief Executive Officer  . . . . . . . . .  1996      $275,000     $212,800          $ 5,136
                                                 1995       253,000      231,000            3,205
    Curtis L. Benton
     Executive Vice President and Chief
     Administration Officer   . . . . . . . . .  1996       153,000       69,600            6,454
                                                 1995       139,000      124,382            3,162
    J. William Nelson
     President of U.S. Operations   . . . . . .  1996       152,000       69,600            4,435
                                                 1995       138,000      124,790            2,707
    Michael F. Lathrope
     Senior Vice President of Product
     Development and Chief Technology
     Officer  . . . . . . . . . . . . . . . . .  1996       140,000       42,400            4,366
                                                 1995       130,000       71,896            2,395
    Robert D. Faw
     President of Global Operations   . . . . .  1996       120,000       42,000            1,845
                                                 1995       105,000       67,500              988

- ------------------------------
(1) All Other Compensation for fiscal 1996 consists of matching contributions under the Company's 401(k) Profit Sharing Plan and life insurance premiums, as follows: Mr. Seamans: $3,570 and $1,566, respectively; Mr. Benton:
    $4,177 and $2,277, respectively; Mr. Nelson: $3,937 and $498, respectively; Mr. Lathrope: $3,910 and $456, respectively; and, Mr. Faw: $1,625 and $220, respectively.

(2) The Company did not issue restricted stock or grant stock options or SARs to any of the Named Executive Officers in fiscal 1996. At March 31, 1996, restricted stock, with a fair market value equal to $18.50 per share, was held by Mr. Seamans (199,636 shares of Class B Common Stock valued at $3,693,266); Mr. Benton (66,468 shares of Class A Common Stock valued at $1,229,658); and, Mr. Faw (72,500 shares of Class A Common Stock valued at $1,341,250). Holders of restricted stock receive all dividends, if any, paid on such shares.

Director Compensation

    Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Mr. Gaynor who receives $30,000 per year as Vice Chairman. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees of the Company do not receive additional compensation for service as a director. In connection with his election as a director of the Operating Company in November 1995, Mr. Dwyer was granted an option to purchase 89,900 shares of Class A Common Stock at an exercise price of $6.50 per share. Mr. Dwyer's options vest at a rate of 1,872 shares per month commencing January 1, 1996.

Board Committees

    The Board of Directors has established three standing committees: the Audit Committee (comprised of Messrs. Gaynor, Simon and Wade), the Compensation Committee (comprised of Messrs. Gaynor, Simon and Wade) and the Executive Committee (comprised of Messrs. Seamans, Gaynor and Simon). The Audit Committee recommends the appointment of auditors and oversees the accounting and audit functions of the Company. The Compensation Committee determines executive officers' salaries and bonuses and administers the Stock Purchase Plan and the Stock Incentive Plan. The Executive Committee has the authority to take all actions that the Board of Directors as a whole would be able to take, except as limited by applicable law.

Compensation Committee Interlocks and Insider Participations

    The Compensation Committee is currently composed of Messrs. Gaynor, Wade and Simon, the Assistant Secretary and Assistant Treasurer of the Company. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

    Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $88,000, $88,000 and $64,000 in fiscal 1994, 1995 and 1996, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

    Pursuant to a contract that expired on January 31, 1996, Florence R. Penny, the mother of Robert C. Penny III, a Co-Trustee of the Voting Trust, and the beneficial owner of shares of Class B Common Stock held in the Voting Trust, for which Mr. Simon also acts as Co-Trustee, received $63,000 per year for her services as a consultant to the Company.

    The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

Stock Plans

    Employee Stock Purchase Plan. The Company has reserved an aggregate of 217,950 shares of Class A Common Stock for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and will permit eligible employees of the Company to purchase Class A Common Stock through payroll deductions of up to 10% (or such larger percentage up to 25%, as the Stock Incentive Committee administering the Purchase Plan may in the future determine) of their compensation, provided that no employee may purchase more than $10,000 (or such larger amount, up to $25,000, as the Stock Incentive Committee may, in the future, determine) worth of stock in any calendar year. The Purchase Plan has four three-month offering periods, each beginning on January 1, March 1, July 1 and September 1 of each year, with the first offering period commencing on January 1, 1996. The price of Class A Common Stock purchased under the Purchase Plan will be not less than 85% of the fair market value of the Class A

Common Stock on the date of purchase. The Purchase Plan will be administered by the Stock Incentive Committee. The Board will be able to amend or terminate the Purchase Plan at any time. However, the Board will not be able to, without stockholder approval, materially increase the number of shares of Class A Common Stock available for issuance or materially modify the eligibility requirements for participation or the benefits available to participants.

    1995 Stock Incentive Plan. The Company has reserved an aggregate of 2,688,050 shares of Class A Common Stock for issuance under the 1995 Stock Incentive Plan (the "Stock Incentive Plan"), which may be granted to employees, officers and non-employee directors of the Company. The maximum number of shares that may be subject to benefits awarded to any participant in any fiscal year will be 200,000 shares. The Stock Incentive Plan will be administered by the Stock Incentive Committee. Members of the Committee will waive the right to participate in the Stock Incentive Plan while serving on the Committee. The Stock Incentive Plan will provide for awards, which may consist of Class A Common Stock, restricted shares of Class A Common Stock ("Restricted Shares"), nonqualified stock options and incentive stock options ("ISOs") to purchase shares of Class A Common Stock, performance awards and stock appreciation rights ("SARs").

    The exercise price for options will be payable in cash. Alternatively, with the approval of the Stock Incentive Committee, all or part of the exercise price may be paid by surrendering shares already owned by the optionee, or by instructing the Company to withhold shares of Class A Common Stock otherwise issuable upon exercise of the option. The exercise price per share of Class A Common Stock for each stock option granted under the Stock Incentive Plan may not be less than 85% (100% in the case of an ISO) of the closing price for the Class A Common Stock last reported on the Nasdaq National Market on the date the stock option is granted. The market value of a share of Class A Common Stock on the date an SAR is granted will equal the base value of such SAR. Options and SARs to be granted under the Stock Incentive Plan must be exercised within ten years from the date of grant and will generally vest in annual installments as determined by the Stock Incentive Committee. In the case of any eligible employee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of any ISOs granted under the Stock Incentive Plan may not be less than 110% of the fair market value of the Class A Common Stock on the date of grant, and the exercise period may not exceed five years from the date of grant.

    The Board of Directors will be able to terminate or amend the Stock Incentive Plan at any time, except that no such action generally will be able to adversely affect any rights or obligations regarding any awards previously made under the Stock Incentive Plan without the consent of the recipient. In addition, no amendment may be effective without the prior approval of stockholders, if such approval is required for the Stock Incentive Plan to continue to comply with applicable regulations of the Securities and Exchange Commission. In the event of any changes in the capital structure of the Company, such as a stock dividend or split-up, the Board of Directors must make equitable adjustments to outstanding unexercised awards and to the provisions of the Stock Incentive Plan as it deems necessary and appropriate. If the Company becomes a party to a merger, reorganization, liquidation or similar transaction, the Board of Directors may make such arrangements it deems advisable regarding outstanding awards, such as substituting new awards for outstanding awards, assuming outstanding awards or terminating or paying for outstanding awards.

401(k) Plan

    All employees of the Company who are at least 18 years of age and have been employed by the Company for at least 12 consecutive months (at least 1,000 hours of service) are eligible to participate in the Company's 401(k) Profit Sharing Plan (the "401(k) Plan"). Participants may contribute up to the lesser of 15% of their current compensation or the statutorily prescribed annual limit to the 401(k) Plan. Participant contributions are held and invested by the 401(k) Plan's trustees. The 401(k) Plan currently provides that the Company will contribute an amount not to exceed 6% of the participant's compensation for the year. In fiscal 1996, the Company made matching contributions of approximately $229,000. In addition, the 401(k) Plan allows the Company to make discretionary profit-sharing contributions to participants. Each participant's deferred salary contributions vest immediately, and Company contributions vest over a period of five years. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by participants to the 401(k) Plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the 401(k) Plan.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 27, 1996 regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock") by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Stockholders,                                                  Number of        Number of        Percent of
Named Executive                                                 Class A          Class B        Total Voting
Officers and Directors                                          Shares          Shares(1)         Power(2)
- ----------------------                                         ---------        ---------       ------------
Robert C. Penny III . . . . . . . . . . . . . . . . . . .             --        19,814,368(3)       78.4%
Melvin J. Simon . . . . . . . . . . . . . . . . . . . . .             --        20,063,456(3)(4)    79.3%
Gary F. Seamans . . . . . . . . . . . . . . . . . . . . .        124,544(5)      1,553,678           6.3%
Robert H. Gaynor  . . . . . . . . . . . . . . . . . . . .        259,608                --             *
Curtis L. Benton  . . . . . . . . . . . . . . . . . . . .        780,974                --             *
Michael F. Lathrope . . . . . . . . . . . . . . . . . . .        645,414                --             *
J. William Nelson . . . . . . . . . . . . . . . . . . . .        313,851                --             *
Robert D. Faw . . . . . . . . . . . . . . . . . . . . . .        124,544                --             *
Stefan D. Abrams  . . . . . . . . . . . . . . . . . . . .        261,211                --             *
Michael A. Brunner  . . . . . . . . . . . . . . . . . . .        116,241                --             *
Paul A. Dwyer . . . . . . . . . . . . . . . . . . . . . .         14,976(6)             --             *
Ormand J. Wade  . . . . . . . . . . . . . . . . . . . . .        106,285                --             *
All directors and
 executive officers as a
 group (15 persons) . . . . . . . . . . . . . . . . . . .      2,987,944        21,617,134          88.4%

- ------------------------------
*  Less than 1%

(1) Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.

(2) Percentage of beneficial ownership is based on 14,687,848 shares of Class A Common Stock and 21,617,134 shares of Class B Common Stock outstanding as of June 27, 1996.

(3) Includes 19,814,368 shares of Class B Common Stock held by Messrs. Penny and Simon as Trustees pursuant to a Voting Trust Agreement dated February 23, 1994, as amended (the "Voting Trust"), among Robert C. Penny III and Melvin J. Simon, as trustees (the "Trustees") and members of the Penny family (as defined in the Voting Trust Agreement) and Simon family (as defined in the Voting Trust Agreement). The Trustees have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. The Voting Trust contains 6,215,377 shares held for the benefit of Mr. Penny's immediate family and 902,310 shares held for the benefit of Mr.

     Simon's immediate family. The address for Messrs. Penny and Simon is Melvin J. Simon & Associates, Ltd., 4343 Commerce Court, Suite 114, Lisle, Illinois 60532.

(4) Includes 249,088 shares held in trust for the benefit of Shawn F. Seamans, Gary F. Seaman's son, for which Mr. Simon is trustee and has sole voting and dispositive power. Mr. Simon disclaims beneficial ownership of these shares.

(5) Represents shares held in trusts for the benefit of J. William Nelson's children for which Mr. Seamans is trustee and has sole voting and dispositive power. Mr. Seamans disclaims beneficial ownership of these shares.

(6) Includes options to purchase 14,976 shares that are exercisable within 60 days of May 31, 1996, but does not include options to purchase 78,668 shares which are not presently exercisable.

VOTING TRUST AND STOCK TRANSFER RESTRICTION AGREEMENT

         All Common Stock held for the benefit of members of the Penny family and the Simon family, which represents 54.6% of the outstanding shares of Common Stock and 78.4% of the voting power of the Company, is held pursuant to a Voting Trust Agreement dated February 23, 1994, as amended, and is registered in the names of Robert C. Penny III and Melvin J. Simon, as Trustees. Under the Voting Trust, the Trustees have all rights of stockholders, including full voting and investment power. All decisions of the Trustees require joint approval. The beneficiaries (the "Beneficiaries") of the Voting Trust receive all cash dividends and distributions paid on the shares held in the Voting Trust. The Beneficiaries may not withdraw shares held in the Voting Trust without the consent of the Trustees. In addition, members of the Penny family may not transfer their beneficial interests in the Voting Trust without complying with the rights of first refusal described below. Beneficiaries representing 75% of the voting power of the shares held in the Voting Trust may amend the Voting Trust or remove the Trustees at any time. The Voting Trust continues until May 2015 unless earlier terminated or extended.

         All members of the Penny family who are Beneficiaries under the Voting Trust are parties to a Stock Transfer Restriction Agreement with the Company (the "Stock Transfer Restriction Agreement"). The Stock Transfer Restriction Agreement prohibits, with limited exceptions, such Beneficiaries from transferring any Common Stock or their beneficial interests in the Voting Trust acquired prior to November 30, 1995 without first offering such stock or beneficial interests to the other members of the Penny family. In addition, the Company's Amended Certificate of Incorporation provides that shares of Class B Common Stock are automatically converted into shares of Class A Common Stock if they are transferred to persons other than "permitted transferees."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a contract that expired on January 31, 1996, Florence R. Penny, the mother of Robert C. Penny III, a Co-Trustee of the Voting Trust, and the beneficial owner of shares of Class B Common Stock held in the Voting Trust, for which Mr. Simon also acts as Co-Trustee, received $63,000 per year for her services as a consultant to the Company. Mr. Simon is a director and the Assistant Secretary and Assistant Treasurer of the Company.

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $88,000, $88,000 and $64,000 in fiscal 1994, 1995 and 1996, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

         Pursuant to an agreement dated September 13, 1988 between the Company and Richard Riviere, the Vice President of Transaction Services of the Company and President of Conference Plus, Mr. Riviere receives an annual base salary of not less than $75,000 during his employment with the Company. This agreement also provides Mr. Riviere with a right of first refusal with respect to the Company's interest in Conference Plus in the event the Company decides to sell such interest. In addition, after his employment with the Company terminates, Mr. Riviere has agreed not to compete with the Company for a period of two years.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)     (1)      Financial Statements

                          The consolidated financial statements of Westell Technologies, Inc. for the fiscal year ended March 31, 1996, together with the Report of Independent Accountants, are set forth on pages 47 through 63 of this Report.

                          The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                 (2)      Financial Statement Schedules

                          The following are included in Part IV of this Report for each of the years ended March 31, 1994, 1995 and 1996 as applicable:

                          Report of Independent Public Accountants - page 64

                          Schedule II - Valuation and Qualifying Accounts - page 65

                          Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                 (3)      Exhibits

                           3.1    Amended and Restated Certificate of
                                  Incorporation, as amended (incorporated
                                  herein by reference to Exhibit 3.2 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           3.2 Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies,

         Inc.'s Registration Statement on Form S-1, as amended, Registration
                                  No. 33-98024).
                         *10.1 Form of Restricted Stock Award granted by the Company to its officers and directors other than Gary F. Seamans and Melvin J. Simon (incorporated herein by reference to Exhibit
                                  10.1 to the Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                         *10.2 Restricted Stock Award granted December 17, 1991 by the Company to Gary F. Seamans (incorporated herein by reference to Exhibit
                                  10.2 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                         *10.3 Form of Restricted Stock Awards granted by the Company to Gary F. Seamans and Melvin J. Simon (incorporated herein by reference to Exhibit 10.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          10.4 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          10.5 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                         *10.6 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                         *10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          10.8 Consulting Agreement dated July 28, 1988 between Florence Penny and Westell, Inc. (incorporated herein by reference to Exhibit
                                  10.8 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                          10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to Exhibit
                                  10.9 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                          10.10 Limited Liability Company Operating Agreement dated as of September 23, 1995 by Westell, Inc. and Kingstand Properties, Ltd. (incorporated herein by reference to Exhibit
                                  10.10 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                          10.11 Lease dated September 25, 1995 between Westell-Meridian L.L.C. and Westell, Inc. (incorporated herein by reference to Exhibit
                                  10.11 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                          10.12   Credit Agreement dated March 7, 1995 between
                                  the Company and Bank One Chicago, N.A.
                                  (incorporated herein by reference to Exhibit
                                  10.12 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).

                         +10.13   Cooperation and Development Agreement between
                                  Westell, Inc. and AT&T Paradyne Corporation,
                                  as amended and supplemented (incorporated
                                  herein by reference to Exhibits 10.13 and
                                  10.15 to Westell Technologies, Inc.'s
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 33-98024).
                          10.14   Agreement dated September 13, 1988 between
                                  Richard Riviere and Westell Technologies,
                                  Inc., as amended (incorporated herein by
                                  reference to Exhibit 10.14 to Westell
                                  Technologies, Inc.'s Registration Statement
                                  on Form S-1, as amended, Registration No.
                                  33-98024).
                         +10.15   Exhibits G and H to Cooperation and
                                  Development Agreement dated March 4, 1996
                                  between Westell Technologies, Inc. and AT&T
                                  Paradyne Corporation (incorporated herein by
                                  reference to the exhibit of equivalent number
                                  to the Company's Registration Statement on
                                  Form S-1, as amended, Registration No.
                                  333-4973).
                          10.16   Credit Agreement dated April 30, 1996 between
                                  the Company and Bank One Chicago, N.A.
                                  (incorporated herein by reference to the
                                  exhibit of equivalent number to the Company's
                                  Registration Statement on Form S-1, as
                                  amended, Registration No. 333-4973).
                          10.17   Lease for Three National Plaza at Woodfield
                                  dated December 24, 1991 by and between the
                                  First National Bank of Boston, as Trustee
                                  pursuant to that certain Pooling and Security
                                  Agreement dated April 1, 1988, and Conference
                                  Plus, Inc., as amended and modified.
                          10.18   Lease dated December 10, 1993 between LaSalle
                                  National Trust, N.A., as Trustee under Trust
                                  Agreement dated August 1, 1979, known as
                                  Trust No. 101293, and Westell Incorporated,
                                  as amended and modified.
                          21.1    Subsidiaries of the Registrant (incorporated
                                  herein by reference to Exhibit 21.1 to
                                  Westell Technologies, Inc.'s Registration
                                  Statement on Form S-1, as amended,
                                  Registration No. 33-98024).
                          23.1    Consent of Arthur Andersen LLP.
                          27      Financial Data Schedule.

_____________________

+        Confidential treatment granted for certain portions of this document.
         Certain portions of this document were filed separately with the Securities and Exchange Commission.
*        Management contract or compensatory plan or arrangement.

      (b)    Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended March 31, 1996.

      (c)    Exhibits

             The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

      (d)    Financial Statement Schedules

             The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 1996.

                                        WESTELL TECHNOLOGIES, INC.

                                        By/s/ GARY F. SEAMANS

                                        ----------------------------------
                                        Gary F. Seamans,
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                                      Title                               Date
  -----------------------------------       ------------------------------------------       -------------
          /s/ GARY F. SEAMANS                Chairman of the Board of Directors,             June 28, 1996
  -----------------------------------        President and Chief Executive Officer
            Gary F. Seamans                  (Principal Executive Officer)
          /s/ ROBERT H. GAYNOR               Vice-Chairman of the Board of Directors         June 28, 1996
  -----------------------------------
            Robert H. Gaynor
          /s/ MELVIN J. SIMON                Assistant Secretary and Treasurer and           June 28, 1996
  -----------------------------------        Director
            Melvin J. Simon
         /s/ STEPHEN J. HAWRYSZ              Chief Financial Officer, Vice President,        June 28, 1996
  -----------------------------------        Secretary and Treasurer (Principal
           Stephen J. Hawrysz                Financial Officer and Principal Accounting
                                             Officer)
          /s/ STEFAN D. ABRAMS               Director                                        June 28, 1996
  -----------------------------------
            Stefan D. Abrams
         /s/ MICHAEL A. BRUNNER              Director                                        June 28, 1996
  -----------------------------------
           Michael A. Brunner
           /s/ PAUL A. DWYER                 Director                                        June 28, 1996
  -----------------------------------
             Paul A. Dwyer
           /s/ ORMAND J. WADE                Director                                        June 28, 1996
  -----------------------------------
             Ormand J. Wade

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA



Item                                                                                                                  Page
- ----                                                                                                                  ----
Consolidated Financial Statements:

         Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
         Consolidated Balance Sheets -- March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .   48
         Consolidated Statements of Operations for the years ended March 31, 1994, 1995 and 1996  . . . . . . . . . .   50
         Consolidated Statements of Stockholders' Equity for the years ended
           March 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   51
         Consolidated Statements of Cash Flows for the years ended March 31, 1994, 1995 and 1996  . . . . . . . . . .   52
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53



Financial Statement Schedules:

         Report of Independent Public Accountant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   64
         Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   65

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
May 21, 1996

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                              March 31,
                                                                                         ------------------
                                                                                          1995         1996
                                                                                         -------     -------
                                                                                            (in thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   450     $21,789
  Accounts receivable (net of allowance of $364,000 and $462,000, respectively) . .       12,613      10,217
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,209      10,684
  Prepaid expenses and deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          609         745
  Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          195         444
  Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,400       1,868
  Land and building construction held for sale  . . . . . . . . . . . . . . . . . .           --       4,431
                                                                                         -------     -------
           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       30,476      50,178
                                                                                         -------     -------
Property and equipment:
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,762       9,933
  Office, computer and research equipment . . . . . . . . . . . . . . . . . . . . .        7,136      11,520
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,287       1,387
                                                                                         -------     -------
                                                                                          17,185      22,840
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .        7,499      11,188
                                                                                         -------     -------
    Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .        9,686      11,652
                                                                                         -------     -------
Deferred income tax asset and other assets  . . . . . . . . . . . . . . . . . . . .          114       2,618
                                                                                         -------     -------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $40,276     $64,448
                                                                                         =======     =======



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              March 31,
                                                                                         ------------------
                                                                                          1995       1996
                                                                                         -------    -------
                                                                                           (in thousands)
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,383    $ 7,643
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,341      3,899
  Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,087      2,995
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        1,332      1,591
  Revolving promissory notes  . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,089         --
  Construction Financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --      2,968
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          964      2,341
                                                                                         -------    -------
           Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .       29,196     21,437
                                                                                         -------    -------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,797      2,836
                                                                                         -------    -------
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          525      1,040
                                                                                         -------    -------
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          200        150
                                                                                         -------    -------
Commitments and contingencies
Stockholders' equity:
Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .          289        128
  Authorized -- 43,500,000 shares
  Issued and outstanding -- 28,928,196 at March 31, 1995 and 12,801,606 at March 31,
    1996
Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .           --        218
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 21,838,376 shares at March 31, 1996
Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          781     34,285
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . .           --        (59)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,488      4,413
                                                                                         -------    -------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .        7,558     38,985
                                                                                         -------    -------
           Total liabilities and stockholders' equity . . . . . . . . . . . . . . .      $40,276    $64,448
                                                                                         =======    =======

               The accompanying notes are an integral part these
                       Consolidated Financial Statements.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Fiscal Year Ended March 31,
                                                                              -----------------------------
                                                                               1994       1995       1996
                                                                              -------    -------    -------
                                                                                     (in thousands,
                                                                                 except per share data)

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $51,051   $74,029     $83,236
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,250    44,494      50,779
                                                                              -------   -------     -------
  Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,801    29,535      32,457
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .       8,068    12,169      13,744
  Research and development  . . . . . . . . . . . . . . . . . . . . . . .       7,695    10,843      12,603
  General and administrative  . . . . . . . . . . . . . . . . . . . . . .       5,502     6,701       8,364
                                                                              -------   -------     -------
     Total operating expenses . . . . . . . . . . . . . . . . . . . . . .      21,265    29,713      34,711
                                                                              -------   -------     -------
Operating loss from continuing operations . . . . . . . . . . . . . . . .        (464)     (178)     (2,254)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . . . .         (36)       34        (226)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         176       769         859
                                                                              -------   -------     -------
Loss from continuing operations before taxes  . . . . . . . . . . . . . .        (676)     (913)     (3,339)
Benefit for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        (989)     (788)     (1,886)
                                                                              -------   -------     -------
Income (loss) from continuing operations  . . . . . . . . . . . . . . . .         313      (125)     (1,453)
Loss from discontinued operations (net of tax benefits of
  $63,000, $243,000 and $394,000, respectively) . . . . . . . . . . . . .        (100)     (383)       (622)
                                                                              -------   -------     -------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   213   $  (508)    $(2,075)
                                                                              =======   =======     =======
Income (loss) per share:
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .     $  0.01   $ (0.01)    $ (0.05)
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .       (0.00)    (0.01)      (0.02)
                                                                              -------   -------     -------
Net income (loss) per share . . . . . . . . . . . . . . . . . . . . . . .     $  0.01   $ (0.02)    $ (0.07)
                                                                              =======   =======     =======
Average number of common shares outstanding . . . . . . . . . . . . . . .      28,486    28,952      30,846
                                                                              =======   =======     =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                  Common Stock
                                 Shares Issued
                                and Outstanding        Par Value      Additional  Cumulative    Total
                               -----------------   -----------------   Paid-in    Translation  Retained  Stockholders'
                               Class A   Class B   Class A   Class B   Capital    Adjustment   Earnings     Equity
                               -------   -------   -------   -------   ---------  -----------  --------  -------------
                                                               (in thousands)
Balance, March 31, 1993
  (adjusted for 2 for 1 stock
  split effected June 7,
  1996) . . . . . . . . . . .   28,304       --    $  283    $   --    $    653     $   --    $ 6,783      $  7,719
  Net income  . . . . . . . .       --       --        --        --          --         --        213           213
  Stock awards  . . . . . . .      624       --         6        --          64         --         --            70
                               -------   ------    ------    ------    --------     ------    -------      --------
Balance, March 31, 1994 . . .   28,928       --       289        --         717         --      6,996         8,002
  Net loss  . . . . . . . . .       --       --        --        --          --         --       (508)         (508)
  Stock awards  . . . . . . .       --       --        --        --          64         --         --            64
                               -------   ------    ------    ------    --------     ------    -------      --------
Balance, March 31, 1995 . . .   28,928       --       289        --         781         --      6,488         7,558
  Net loss  . . . . . . . . .       --       --        --        --          --         --     (2,075)       (2,075)
  Stock awards  . . . . . . .       --       --        --        --          68         --         --            68
  Translation adjustment  . .       --       --        --        --          --        (59)        --           (59)
  Class B Stock Converted to
     Class A Stock  . . . . .       52      (52)        1        (1)         --         --         --            --
  Issuance of Class A Common
     Stock  . . . . . . . . .    5,683       --        57        --      33,203         --         --        33,260
  Shares granted under Stock
     Incentive Plan . . . . .       25       --        --        --         164         --         --           164
  Shares sold under Employee
     Stock Purchase Plan  . .        4       --        --        --          69         --         --            69
  Recapitalization  . . . . .  (21,890)  21,890      (219)      219          --         --         --            --
                               -------   ------    ------    ------    --------     ------    -------      --------
Balance, March 31, 1996 . . .   12,802   21,838    $  128    $  218    $ 34,285     $  (59)   $ 4,413      $ 38,985
                               -------   ------    ------    ------    --------     ------    -------      --------

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year Ended March 31,
                                                                              -----------------------------
                                                                               1994       1995       1996
                                                                              -------    -------    -------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   213   $  (508)    $(2,075)
  Reconciliation of net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . .       1,732     3,355       4,286
       Stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . .          70        64         232
       Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        (217)   (1,527)     (2,080)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable . . . . . . . . . . . . .      (3,677)   (5,642)      2,359
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .      (3,883)   (3,285)      3,509
     (Increase) decrease in prepaid expenses and deposits . . . . . . . .        (395)       26        (136)
     (Increase) decrease in refundable income taxes . . . . . . . . . . .        (868)      823        (249)
     Increase (decrease) in accounts payable and accrued expenses . . . .       3,286     6,066        (667)
     Increase (decrease) in accrued compensation  . . . . . . . . . . . .         133     1,496         (92)
     Increase (decrease) in deferred revenues . . . . . . . . . . . . . .       7,179    (6,215)      1,377
                                                                              -------   -------     -------
          Net cash provided by (used in) operating activities . . . . . .       3,573    (5,347)      6,464
                                                                              -------   -------     -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . . . .      (1,535)   (4,913)     (4,529)
  Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . .          --       263          --
  Long term equipment deposit . . . . . . . . . . . . . . . . . . . . . .      (1,396)    1,396          --
  (Increase) decrease in other assets . . . . . . . . . . . . . . . . . .         (38)      (75)         58
  Purchase of land held for sale  . . . . . . . . . . . . . . . . . . . .          --        --      (1,463)
                                                                              -------   -------     -------
          Net cash used in investing activities . . . . . . . . . . . . .      (2,969)   (3,329)     (5,934)
                                                                              -------   -------     -------
Cash flows from financing activities:
  Net borrowings (repayment) under revolving promissory notes . . . . . .          --     9,389     (11,089)
  Repayment of long-term debt and leases payable  . . . . . . . . . . . .        (528)     (897)     (1,425)
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . .          --        --      33,329
                                                                              -------   -------     -------
          Net cash provided by (used in) financing activities . . . . . .        (528)    8,492      20,815
                                                                              -------   -------     -------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .          --        --          (6)
          Net increase (decrease) in cash and cash equivalents  . . . . .          76      (184)     21,339
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         558       634         450
                                                                              -------   -------     -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .     $   634   $   450     $21,789
                                                                              =======   =======     =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Westell International, Inc., a wholly owned subsidiary of the Company established in fiscal 1993, and Westell Europe, Ltd., a wholly owned subsidiary of Westell International, Inc., market and distribute the Westell, Inc. product line in international markets. Conference Plus, Inc., an 89.2%-owned subsidiary, provides teleconferencing services to various customers. Video Conference Plus, Inc., a wholly owned subsidiary of Conference Plus, Inc., markets video teleconferencing equipment and services to various customers. KeyPrestige Information Network Systems, Inc., an 88%-owned subsidiary established in fiscal 1993 ("KPINS"), utilizes electronic networks to process business transactions for various customers. The Company has a majority interest in Westell-Meridian LLC, established in fiscal 1996 for the purpose of developing a new corporate facility site (see Note 5).

         Principals of Consolidation

         The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents

         Cash and cash equivalents generally consist of cash, certificates of deposit, time deposits, commercial paper, short-term government obligations and other money market instruments. The Company invests its excess cash in deposits with major financial institutions, in government securities and the highest grade commercial paper of companies from a variety of industries. These securities have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories consist of the following:

                                                                March 31,
                                                          --------------------
                                                            1995         1996
                                                           -------     -------
                                                              (in thousands)
        Raw materials . . . . . . . . . . . . . . . .     $ 8,896     $ 6,784
        Work in process . . . . . . . . . . . . . . .       1,057         845
        Finished goods  . . . . . . . . . . . . . . .       5,256       4,205
        Reserve for excess and obsolete inventory . .      (1,000)     (1,150)
                                                          -------     -------
                                                          $14,209     $10,684
                                                          =======     =======

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 3 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases.

         Revenue Recognition

         Revenue is generally recognized upon shipment of product. On certain sales contracts, revenue is not recognized until specific customer product acceptance terms have been met.

         Product Warranties

         Most of the Company's products carry a limited warranty ranging from two to seven years. The Company accrues for estimated warranty costs as products are shipped.

         Deferred Revenue

         Deferred revenue represents prepayments for goods or services.

         Research and Development Costs

         Engineering and product development costs are charged to expense as incurred.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:

                                                                                        March 31,
                                                                              ------------------------------
                                                                                 1994      1995        1996
                                                                               -------    -------    -------
                                                                                     (in thousands)
        Schedule of noncash investing and financing
          activities:
          Property purchased under equipment notes  . . . . . . . . . . .       $3,165    $1,275      $1,581
          Construction held for sale financed with
             construction loan  . . . . . . . . . . . . . . . . . . . . .           --        --       2,968
          Property purchased under capital leases . . . . . . . . . . . .           --       412         142
        Cash paid for:
          Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          228       850       1,023
          Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32        49         419
                                                                                 =====     =====       =====

         Disclosures About Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                 Cash, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

                 Revolving promissory notes and installment notes payable to a bank: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, depreciation, employee benefit plans, taxes, and contingencies.

         Foreign Currency Translation

         The financial position and the results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES in exchange rates from period to period are included in the foreign currency translation adjustments account in stockholders' equity.

         The Company recorded a transaction loss of $270,000 in other income (expense) for fluctuations on foreign currency rates on accounts receivable in the fiscal year ended March 31, 1996.

         Computation of Net Income (Loss) Per Share

         Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. These shares have been included in the computation of net income (loss) per share. The computations for net income (loss) per share reflect the retroactive restatement for the 2-for-1 stock split in the form of a dividend to holders of record on May 20, 1996 and to be effected on June 7, 1996.

         Geographic Information

         The Company's financial information by geographic area was as follows for the year ended March 31, 1996:

                                                                            Domestic  International  Total
                                                                            --------  ------------- -------
                                                                                     (in thousands)
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 63,445      $19,791    $83,236
        Operating income (loss) from continuing
          operations  . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,191)       3,937     (2,254)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . . .    57,623        6,825     64,448
                                                                             ======       ======     ======

NOTE 2. REVOLVING PROMISSORY NOTES:

         The Company has secured revolving promissory notes with a bank which enable the Company to borrow up to $14.6 million and $18.5 million as of March 31, 1995 and 1996, respectively, and are due on demand. The notes bear interest at the bank's prime rate (9.0% and 8.25% at March 31, 1995 and 1996, respectively), and are secured by substantially all of the assets of the Company. At March 31, 1995 and 1996, the Company had $11.1 million and $0 million borrowed under the revolving notes, respectively. The Company also had an available equipment line of $3.0 and $6.4 million with the same bank as of March 31, 1995 and 1996, respectively. Borrowings under this line totaled $1.8 million and $3.8 million at March 31, 1995 and 1996, respectively, and are included as installment notes payable to a bank described in Note 3.

         Subsequent to year-end, the above credit facilities were renewed to allow the Company to borrow up to $25.0 million for working capital and equipment purchases. Under the renewed credit facilities, the Company is required to provide a guaranty of up to $3.0 million on the construction financing procured by Westell-Meridian LLC. See Note 5.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                              March 31,
                                                                                         -------------------
                                                                                           1995        1996
                                                                                         -------     -------
                                                                                            (in thousands)
        Note payable to Kendall County, 5%, secured by substantially
          all assets of the Company, due through 1998 . . . . . . . . . . . . . . .       $  131      $   85
        Capitalized lease obligations secured by related equipment  . . . . . . . .          521         504
        Installment notes payable to a bank, interest at prime,
          secured by substantially all assets of the Company, due
          through November 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .        3,477       3,838
                                                                                          ------      ------
                                                                                           4,129       4,427
        Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,332       1,591
                                                                                          ------      ------
                                                                                          $2,797      $2,836
                                                                                          ======      ======

         Future maturities of long-term debt at March 31, 1996 are as follows (in thousands):

        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,591
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,512
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          728
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          397
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          199
                                                                                          ------
                                                                                          $4,427
                                                                                          ======

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4. INCOME TAXES:

         Income taxes are provided based upon income reported for financial reporting purposes using the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires the liability method. The income tax provisions (benefits) charged to net income are summarized as follows:

                                                                               Fiscal Year Ended March 31,
                                                                              -----------------------------
                                                                                1994      1995        1996
                                                                              -------    -------    -------
                                                                                     (in thousands)
        Federal:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (669)  $   300     $    --
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (173)   (1,161)     (1,965)
                                                                              -------   -------     -------
                                                                                 (842)     (861)     (1,965)
                                                                              -------   -------     -------
        State:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (167)       --          --
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (43)     (171)       (315)
                                                                              -------   -------     -------
                                                                                 (210)     (171)       (315)
                                                                              -------   -------     -------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,052)  $(1,032)    $(2,280)
                                                                              =======   =======     =======

         The Company utilizes the flow-through method to account for tax credits. In fiscal 1994, 1995 and 1996, the Company utilized approximately $724,000, $632,000 and $790,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

                                                                                 Fiscal Year Ended March 31,
                                                                                -----------------------------
                                                                                  1994       1995       1996
                                                                                -------    -------     ------
        Statutory federal income tax rate . . . . . . . . . . . . . . . .        (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment . . . . . . . . . . . . . . . . . . . . .          2.9        5.3       1.9
        State income tax, net of federal tax effect . . . . . . . . . . .         (4.9)      (4.9)     (4.9)
        Income tax credits utilized . . . . . . . . . . . . . . . . . . .        (86.3)     (41.1)    (18.2)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3.1)       7.7       2.8
                                                                                ------      -----     -----
                                                                                (125.4)%    (67.0)%   (52.4)%
                                                                                ======      =====     =====

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Components of the net deferred income tax asset are as follows:

                                                                                              March 31,
                                                                                         -------------------
                                                                                          1995         1996
                                                                                         -------     -------
                                                                                            (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       $  155      $  189
          Alternative minimum tax credit  . . . . . . . . . . . . . . . . . . . . .          486         321
          Research and development credit carryforward  . . . . . . . . . . . . . .          500       1,501
          Compensation accruals . . . . . . . . . . . . . . . . . . . . . . . . . .          260         246
          Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .          486         617
          Warranty reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          407         419
          Net operating loss carryforward . . . . . . . . . . . . . . . . . . . . .           --         740
          Reserve for discontinued operations . . . . . . . . . . . . . . . . . . .           --         330
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          306          67
                                                                                          ------      ------
                                                                                           2,600       4,430
                                                                                          ------      ------
        Deferred income tax liabilities:
          Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          112          --
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          288         150
                                                                                          ------      ------
                                                                                             400         150
                                                                                          ------      ------
             Net deferred income tax asset  . . . . . . . . . . . . . . . . . . . .       $2,200      $4,280
                                                                                          ======      ======

         Management has not recorded a valuation allowance because it believes that the deferred tax asset will be fully realized based on current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies.

         The Company has approximately $1.8 million in income tax credit carryforwards and a $1.9 million net operating loss carryforward that are available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2009 and the net operating loss carryforward expires in 2011.

NOTE 5. LEASE COMMITMENTS:

         The Company has agreements to lease a manufacturing facility and several office facilities through 2000. In addition, the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. The current manufacturing facility lease expires in 2002. The Company has the option to terminate this lease in 1997 and can purchase the facility at any time at fair market value.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     Total minimum future rental payments at March 31, 1996 are as follows (in thousands):

        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,013
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          840
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          337
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          265
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --
        Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --
                                                                                          ------
                                                                                          $2,455
                                                                                          ======

         In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 173,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company currently has a 98% ownership interest in the LLC, which will gradually decrease to a 60% ownership interest as the other LLC member increases its capital contribution to the LLC by contributing its development fees for the new facility, as earned. In addition, the Company has a reimbursement obligation with respect to an irrevocable letter of credit issued for the Company's account in the amount of $952,000, due on or before September 30, 1996, which represents the Company's capital contribution to the LLC.

         In September 1995, the Company advanced the LLC $1.4 million for the purchase of land in the form of a short-term note which bears interest at the prime rate (8.25% at March 31, 1996). The note and accrued interest become due and payable from proceeds of construction financing. This note has been eliminated in consolidation as of March 31, 1996. During fiscal 1996 the LLC began construction of the facility and as of March 31, 1996 $3.0 million of construction costs and $1.4 million of land are included in Land and building construction held for sale in the accompanying balance sheet. It is managements' current intention to sell its interest in this property when construction is completed, repay any financing and lease the facility from a third party.

         In addition, in September 1995, the Company entered into a 15 year lease with the LLC for the facility being developed by the LLC. Lease payments will be based upon construction costs and permanent financing arrangements and will be determined upon building completion.

NOTE 6. CAPITAL TRANSACTIONS AND STOCK RESTRICTION AGREEMENTS:

         The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,998,770 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

         During fiscal 1994, common stock awards equal to 312,330 shares were granted by the Company to certain employees. The number of restricted shares vested at March 31, 1994, 1995 and 1996 for these stock awards and others previously granted was 397,565; 674,724 and 740,807 shares, respectively. The Company valued the stock awards granted during fiscal 1994 at $1.03 per share. This valuation was based on

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES independent appraisals done at the approximate date of the grants. Compensation expense of $70,000, $64,000 and $68,000 was recognized in fiscal 1994, 1995, 1996, respectively, based on the fair market value of the shares granted. The remaining compensation expense to be recognized is $117,000 which will be recognized through fiscal 1998 as the stock awards vest. In addition, the Company granted additional compensation to reimburse certain individuals for related income taxes on stock awards granted during fiscal 1994 in the amount of $244,000.

         On May 8, 1996, the Board of Directors authorized a two-for-one stock split in the form of a dividend to be distributed on June 7, 1996, to stockholders of record on May 20, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the two-for-one stock split.

NOTE 7. BENEFIT PLAN:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling $260,000, $161,000 and $229,000 for fiscal 1994, 1995 and 1996, respectively.

NOTE 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

         The Company's primary business relates to the design, manufacture and distribution of telecommunications equipment which is sold primarily to major telephone companies. Sales to the Company's largest customers accounted for the following percentages of revenue:

                                                                                      Fiscal Year Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  1994       1995       1996
                                                                                -------    -------     -------
        Customer A  . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.0%      25.0%      5.8%
        Customer B  . . . . . . . . . . . . . . . . . . . . . . . . . . .         10.8       14.4      12.0
        Customer C  . . . . . . . . . . . . . . . . . . . . . . . . . . .          9.7       10.5       9.9
        Customer D  . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.5        8.9      10.4
        Customer E  . . . . . . . . . . . . . . . . . . . . . . . . . . .         10.7        7.0       6.8
        Customer F  . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         --        11.1

         Major telephone companies comprise a significant portion of the Company's trade receivables. One customer represented 20.0% of the trade receivables balance at March 31, 1995 and four customers represented 51.6% of the trade receivables balance at March 31, 1996.

NOTE 9. COMMITMENTS AND CONTINGENCIES:

         In January 1995, a former officer of a subsidiary of the Company filed a suit against the Company alleging damages suffered as a result of wrongful termination and breach of contract. Management believes the suit is without merit and intends to contest the suit vigorously. While the final outcome of this lawsuit

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES cannot be determined with certainty, management believes the former officer was released for cause under the terms of an existing agreement and that the ultimate outcome will not have a material adverse effect on the Company's business and results of operations or its financial position.

NOTE 10. DISCONTINUED OPERATIONS:

         Effective May 1, 1994, the Company acquired the assets of Key Prestige, Inc. ("KPI") for approximately $200,000 in cash and assumed liabilities of approximately $190,000. The purchase price was allocated to the assets and liabilities of KPI based on their relative fair values. Approximately $340,000 was allocated to fixed assets and $50,000 to a non-compete agreement. KPI was merged with Information Network Systems, Inc. to form KPINS in fiscal 1995. The acquisition, which was accounted for as a purchase, was funded with proceeds from the revolving promissory notes described in Note 2.

         In August 1995, the Board of Directors approved a plan for the disposition of KPINS. The net losses of KPINS have been segregated in the consolidated statements of operations as "discontinued operations." The Company intends to sell KPINS before August 31, 1996. The components of the loss from discontinued operations for the year ended March 31, 1996 are as follows:

        Loss from operations of KPINS for the year ended March 31, 1996
          (net of tax benefits of $65,000)  . . . . . . . . . . . . . . . . . . . . . . . .       $102,000
        Estimated loss of disposal of KPINS (net of tax benefits of
          $329,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        520,000
                                                                                                  --------
        Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .       $622,000
                                                                                                  ========

         As the Company does not expect KPINS to incur operating losses between March 31, 1996 and the anticipated date of disposal, no provision for operating losses during the phase-out period has been made.

         Summarized financial information of KPINS is as follows:

                                                                               Fiscal Year Ended March 31,
                                                                              -----------------------------
                                                                                1994      1995        1996
                                                                              -------    -------    -------
                                                                                     (in thousands)
        Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $138     $3,765     $3,263
        Current assets  . . . . . . . . . . . . . . . . . . . . . . . . .        296        992        731
        Net property, plant and equipment . . . . . . . . . . . . . . . .         77        497        301
        Total liabilities, excluding intercompany
          payables  . . . . . . . . . . . . . . . . . . . . . . . . . . .        115        664        366

NOTE 11. STOCK RECAPITALIZATION:

         In July 1995, the Company recapitalized its common stock to increase the number of authorized shares from 14,500,000 shares of common stock to 17,400,000 shares of Class A Common Stock and 11,605,858 shares of Class B Common Stock and created Class A Common Stock with voting rights of one

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES vote per share and Class B Common Stock with voting rights of four votes per share. On November 30, 1995, the Company filed an Amended and Restated Certificate of Incorporation that increased the amount of authorized capital stock to 43,500,000 shares of Class A Common Stock, par value $0.01 per share, 25,000,000 shares of Class B Common Stock, par value $0.01 per share, and 1,000,000 shares of undesignated Preferred Stock, par value $0.01 per share, and effected a 29-for-1 stock split of the Class A and Class B Common Stock.

         The Board of Directors has the authority to issue the newly authorized Preferred Stock up to 1,000,000 shares in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

NOTE 12. STOCK PLANS:

         In October 1995, the Company adopted a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares were authorized and 213,532 shares were available for future issuance at March 31, 1996.

     In October 1995, the Company adopted a stock incentive plan that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock and stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, consultants and non-employee directors of the Company. Under the stock incentive plan 2,688,050 shares were authorized and 2,573,526 shares were available for future issuance at March 31, 1996. During fiscal 1996, the Company granted options for 89,900 shares of Class A Common Stock, of which 5,616 shares were vested at March 31, 1996 at an exercise price of $6.50 per share which represents fair market value at date of grant. The Company also issued 24,624 shares for stock awards under this plan in fiscal 1996. Compensation expense of $164,000 and $73,000 was recognized in fiscal 1996 for the stock awards and the related taxes, respectively.

         On May 21, 1996, the Compensation Committee of the Board of Directors authorized the future grant of stock options to employees covering 662,850 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the actual date of grant, which is expected to occur in June 1996.


EVENT (UNAUDITED) SUBSEQUENT TO DATE OF AUDITORS' REPORT

NOTE 13.  COMMON STOCK ISSUANCE:

         On June 20, 1996, the Company sold 1,665,000 shares of Class A Common Stock in a public stock offering. Net proceeds to the Company from the sale of the Class A Common Stock were approximately $61.6 million and will be used to fund capital equipment purchases and for general corporate purposes including working capital funding. Pending such uses, the Company intends to invest the proceeds in short-term interest-bearing securities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Westell Technologies, Inc.

         We have audited, in accordance with generally accepted auditing standards, the financial statements of Westell Technologies, Inc. and its Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 21, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, included herein on page 65 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                  ARTHUR ANDERSEN LLP


Chicago, Illinois
May 21, 1996

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)


                                                                                  1994     1995        1996
                                                                                  ----     ----        ----
Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . .         $ 52      $181        $364
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .          129       201         274
Provision for discounts, allowances and rebates . . . . . . . . . . . . .           --        --          --
Write-offs of doubtful accounts, net of recoveries  . . . . . . . . . . .           --        18         176
Discounts, allowances and rebates taken . . . . . . . . . . . . . . . . .           --        --          --

Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . .         $181      $364        $462
                                                                                  ====      ====        ====