Form 10-Q
period 1996-06-30
WESTELL TECHNOLOGIES INC
filed 1996-08-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________



Commission File Number  0-27266


                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in  its charter)

      DELAWARE                                        36-3154957
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification Number)

     101 KENDALL POINT DRIVE, OSWEGO, IL                  60543
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (630) 820-1919

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)




Indicate by check or mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or period for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  Yes     X      No          .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.01 Par Value -- 14,691,099 shares at July 31, 1996 Class B Common Stock, $0.01 Par Value -- 21,838,376 shares at July 31, 1996

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I      FINANCIAL INFORMATION:                                     Page No.

       Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets                      3
                     - As of March 31, 1996 and June 30, 1996 (unaudited)

                    Condensed Consolidated Statements of Operations (unaudited)4
                     - Three months ended June 30, 1995 and 1996

                    Condensed Consolidated Statements of Cash Flows (unaudited)5
                    - Three months ended June 30, 1995 and 1996

                    Notes to the Condensed Consolidated Financial Statements
(unaudited)                                                                    6

      Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7


PART II  OTHER INFORMATION


      Item 5.  Other Information

            Capital Transactions                                10


      Item 6.  Exhibits and Reports on Form 8-K                 10


SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Form 10-K for the fiscal year ended March 31, 1996, which are not historical facts (including, without limitation, statements about our confidence and strategies and our expectations about new and existing products, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL modem) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL products by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as DSL modems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions).


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 ASSETS

                                                                  March 31,        June 30,
                                                                    1996             1996
                                                                           (unaudited)
                                                                         (in thousands)
Current assets:
  Cash and cash equivalents.........................                $21,789        $ 73,014
  Accounts receivable (net of allowance of $462,000
    and $480,000, respectively).....................                 10,217          12,153
  Inventories.......................................                 10,684          11,283
  Prepaid expenses and deposits.....................                    745             114
  Refundable income taxes...........................                    444             444
  Deferred income tax asset.........................                  1,868           3,166
  Land and building construction held for sale......                  4,431           6,193
     Total current assets...........................                 50,178         106,367
Property and equipment:
  Machinery and equipment...........................                  9,933          10,117
  Office, computer and research equipment...........                 11,520          12,511
  Leasehold improvements............................                  1,387           1,391
                                                                     22,840          24,019
  Less accumulated depreciation and amortization....                 11,188          12,365
     Property and equipment, net....................                 11,652          11,654
Deferred income tax asset and other assets..........                  2,618           2,615
      Total assets..................................                $64,448        $120,636


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................                $ 7,643        $  6,466
  Accrued expenses..................................                  3,899           2,913
  Accrued compensation..............................                  2,995           1,855
  Current portion of long-term debt.................                  1,591           1,591
  Construction financing............................                  2,968           4,730
  Deferred revenue..................................                  2,341             476
     Total current liabilities......................                 21,437          18,031
Long-term debt......................................                  2,836           2,363
Other long-term liabilities.........................                  1,040           1,079
Deferred income taxes...............................                    150             150
Commitments and contingencies
Stockholders' equity:
  Class A common stock, par $0.01...................                    128             147
    Authorized - 43,500,000 shares
    Issued and outstanding - 12,801,606 shares
     at March 31, 1996 and 14,691,099 shares
     at June 30, 1996
  Class B common stock, par $0.01...................                    218             216
    Authorized - 25,000,000 shares
    Issued and outstanding - 21,838,376 shares
     at March 31, 1996 and 21,617,134 shares
     at June 30, 1996
  Preferred stock, par $0.01........................                      -              -
    Authorized - 1,000,000 shares
    Issued and outstanding - none
  Additional paid-in capital........................                 34,285          95,997
  Cumulative translation adjustment.................                   (59)             (65)
  Retained earnings.................................                  4,413           2,718
    Total stockholders' equity......................                 38,985          99,013
      Total liabilities and stockholders' equity....                $64,448        $120,636

   The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             June 30,
                                                                 1995                     1996
                                                                           (unaudited)
                                                              (in thousands, except per share data)

 Revenues  . . . . . . . . . . . . . . . . . . . . . . .    $        22,487        $           20,258
 Cost of goods sold  . . . . . . . . . . . . . . . . . .             12,822                    12,999
 Gross margin  . . . . . . . . . . . . . . . . . . . . .              9,665                     7,259
 Operating expenses:
 Sales and marketing . . . . . . . . . . . . . . . . . .              3,685                     3,922
 Research and development  . . . . . . . . . . . . . . .              3,024                     4,222
 General and administrative  . . . . . . . . . . . . . .              2,021                     2,224
    Total operating expenses . . . . . . . . . . . . . .              8,730                    10,368

 Operating income (loss) from continuing                                935                   (3,109)
   operations  . . . . . . . . . . . . . . . . . . . . .
 Other income (expense), net . . . . . . . . . . . . . .              (258)                       228
 Interest expense  . . . . . . . . . . . . . . . . . . .                260                        97
 Income (loss) from continuing operating                                417                   (2,978)
   before taxes  . . . . . . . . . . . . . . . . . . . .
 Provision (benefit) for income taxes  . . . . . . . . .                 28                   (1,290)
 Income (loss) from continuing operations  . . . . . . .                389                   (1,688)
 Loss from discontinued operations
   (net of tax benefits of $41,000
   and $5,000, respectively)                                           (65)                       (7)
 Net income (loss) . . . . . . . . . . . . . . . . . . .    $           324        $          (1,695)

 Income (loss) per share:
 Continuing operations . . . . . . . . . . . . . . . . .    $          0.01        $           (0.05)
 Discontinued operations . . . . . . . . . . . . . . . .             (0.00)                    (0.00)
 Net Income (loss) per share . . . . . . . . . . . . . .    $          0.01        $           (0.05)
 Average number of common shares
 outstanding . . . . . . . . . . . . . . . . . . . . . .             28,952                    34,825





The accompanying notes are an integral part of these Consolidated Financial
Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Three Months Ended
                                               June 30,

                                          1995          1996

                                             (unaudited)
                                            (in thousands)
 Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . .  $     324    $ (1,695)
 Reconciliation of net income to net
 cash provided by
 (used in) operating activities:
 Depreciation and amortization . . . .        926        1,269
 Stock awards  . . . . . . . . . . . .         -            17
 Deferred taxes  . . . . . . . . . . .         -       (1,298)
 Changes in assets and liabilities:
 (Increase) in accounts receivable . .    (2,802)      (1,941)
 (Increase) in inventory . . . . . . .    (1,034)        (607)
 Decrease in prepaid expenses and             280          631
 deposits  . . . . . . . . . . . . . .
 Increase (decrease) in accounts
 payable and                                1,846      (2,124)
  accrued expenses . . . . . . . . . .
 (Decrease) in accrued compensation  .    (1,513)      (1,140)
 Increase (decrease) in deferred            6,442      (1,865)
 revenues  . . . . . . . . . . . . . .
 Net cash provided by (used in)
 operating                                  4,469      (8,753)
   activities  . . . . . . . . . . . .
 Cash flows from investing activities:
 Purchases of property and equipment .    (1,143)      (1,271)
 Decrease in other assets  . . . . . .         36            3
 Net cash used in investing activities     (1,107)      (1,268)
 Cash flows from financing activities:
 Net borrowings (repayment) under
 revolving                                (2,189)         -
   promissory notes  . . . . . . . . .
 Repayment of long-term debt and            (325)        (473)
 leases payable  . . . . . . . . . . .
 Proceeds from the issuance of common         -         61,712
 stock . . . . . . . . . . . . . . . .
 Net cash provided by financing           (2,514)       61,239
 activities  . . . . . . . . . . . . .
 Effect of exchange rate changes on           -              7
 cash  . . . . . . . . . . . . . . . .
 Net increase in cash  . . . . . . . .        848       51,225
 Cash and cash equivalents, beginning         450       21,789
 of period . . . . . . . . . . . . . .
 Cash and cash equivalents, end of      $   1,298    $  73,014
 period  . . . . . . . . . . . . . . .



The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 1996, and for all periods presented. The results of operations for the three month period ended June 30, 1996 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

NOTE 2  COMMON STOCK ISSUANCE

     On June 20, 1996, the Company sold 1,665,000 shares of Class A Common Stock in a public stock offering. Net proceeds to the Company from the sale of the Class A Common Stock were approximately $61.6 million and will be used to fund capital equipment purchases and for general corporate purposes including working capital funding.

NOTE 3  DISCONTINUED OPERATIONS

     In August 1996, the Company completed its disposition of KPINS. The effect of this disposition was not significantly different from that disclosed in Note 10 of the Company's March 31, 1996 fiscal year end consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunication products that enable telecommunication services over copper telephone wires. The Company's telecommunication products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services
(ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. Westell's net revenues decreased 9.9% in the three months ended June 30, 1996 when compared to the same period of the prior year. This decrease in revenue was primarily a result of an anticipated decrease in ADSL revenues which were partially offset by increased DS0 and DS1 product shipments, as well as increased teleconferencing service and videoconference equipment sales revenues. Historically, revenues from DS1 and DS0 products provided most of the Company's revenues.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in ADSL technology, the Company anticipates a loss in the second quarter of fiscal 1997. The Company believes that its future revenue growth and profitability will principally depend on its success on increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Period ended June 30, 1996 compared to period ended June 30, 1995

Revenues. The Company's revenues decreased 9.9%, from $22.5 million in the three months ended June 30, 1995 to $20.3 million in the three months ended June 30, 1996. The revenue decrease was due to a decrease in DSL revenue of $5.1 million for the three months ended June 30, 1996 when compared to the same period in the prior year. This revenue decrease was due to the absence of $6.5 million of revenue recorded in the June 1995 quarter related to ADSL video dial tone trial shipments to an international customer. DSL shipments were $2.1 million for the three months ended June 30, 1996 and consisted primarily of data dial tone product shipments for ADSL field and market trials. This decrease was somewhat offset by increases in DS1 and DS0 product sales of $1.7 million and $120,000, respectively in the three month period ended June 30, 1996 when compared to the same period in the prior year. The increase in DS1 sales was caused by overall unit volume increases and slightly higher average unit sale prices as a result of product sales mix which was offset in part by continued competitive pricing pressures on unit sales prices when compared to the corresponding period in the preceding year. The increase in DS0 revenues was due primarily to increased unit sales which was partially offset by lower average unit sales prices brought about by continued competitive pricing pressures and changes in product sales mix. Other revenue increased by $1.1 million in the three month period ended June 30, 1996 when compare to the corresponding three month period of the preceding year due to an increase of $921,000 related to teleconference service revenues and videoteleconference equipment sales from the Company's Conference Plus subsidiary.

Gross Margin. Gross margin as a percentage of revenues decreased from 43.0% to 35.8% for the three months ended June 30, 1996 when compared to the same period in the prior year. This decrease was due to higher margins received on DSL trial shipments in the comparable prior quarter. The current quarter was also impacted by a large video equipment OEM sale with small margins, as well as the impact of the investment in manufacturing infrastructure for anticipated DSL production.

Sales and Marketing. Sales and marketing expenses increased 6.4%, from $3.7 million in the three months ended June 30, 1995 to $3.9 million in the three months ended June 30, 1996. Sales and marketing expenses increased as a percentage of revenues from 16.4% in the three months ended June 30, 1995 to 19.4% in the three months ended June 30, 1996. The increase in sales and marketing expenses for the three month period was due to staff additions, primarily in international markets, to support and promote the Company's product lines, particularly the Company's ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

Research and Development. Research and development expenses increased 39.6%, from $3.0 million in the three months ended June 30, 1995 to $4.2 million in the three months ended June 30, 1996. Research and development expenses increased as a percentage of revenues from 13.4% in the three months ended June 30, 1995 to 20.8% in the three months ended June 30, 1996. The increase in research and development expenses for the three month period was due primarily to costs associated with additional hiring and increased prototype material costs to support new product development activities. Furthermore, the Company had received non-recurring engineering project funding of $500,000 in the three months ended June 30, 1995 for a customer-sponsored research and development project that was not present in the three months ended June 30,1996. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will continue to increase in absolute dollars.

General and Administrative. General and administrative expenses increased 10.0%, from $2.0 million in the three months ended June 30, 1995 to $2.2 million in the three months ended June 30, 1996. General and administrative expenses increased as a percentage of revenues from 9.0% in the three months ended June 30, 1995 to 11.0% in the three months ended June 30, 1996. The increase in general and administrative expenses was due to continued expansion of operations in domestic and international markets. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

Other income (expense), net. Other income (expense), net increased from expense of $258,000 in the three months ended June 30, 1995 to income of $228,000 in the three months ended June 30, 1996. The expense for the three month period ended June 30, 1995 was due to a reserve of $270,000 established for fluctuations in foreign currency rate on receivables. Income of $228,000 for the three months ended June 30, 1996 was due to interest income earned on temporary cash investments made as a result of investing available funds generated in the Company's initial public offering of Class A Common Stock in early December 1995 and the additional public offering of Class A Common Stock sold in late June 1996.

Interest expense. Interest expense decreased from $260,000 in the three months ended June 30, 1995 to $97,000 in the three months ended June 30, 1996. Interest expense decreased as a result the Company utilizing approximately $11.1 million of the proceeds generated in the Company's initial public offering of Class A Common Stock to repay amounts outstanding under the Company's revolving promissory notes used to finance working capital requirements.

Benefit for income taxes. Benefit for income taxes represents the tax benefit generated by the loss before income taxes and tax credits primarily generated by increasing research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial public offering of Class A Common Stock in early December 1995 generated $33.3 million in funds. Proceeds from the stock sale were used to pay down approximately $11.1 million in bank borrowings under the Company's revolving promissory notes. The Company also completed a secondary public offering of Class A Common Stock in June 1996 which generated $61.6 million in funds. As of June 30, 1996 the Company had $73.0 million in cash which is being invested in short-term cash investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $8.8 million in the three months ended June 30, 1996, which resulted primarily from a loss from continuing operations before income taxes of $3.0 million and working capital required by an increase in accounts receivable and decreases in accounts payable, accrued compensation and deferred revenues.

Capital expenditures for the three month period ended June 30, 1996 were $1.3 million, all of which was funded by available cash. The Company expects to spend approximately $5.0 million in the remainder of fiscal year 1997 for capital equipment expenditures.

At June 30,1996, the Company's principal sources of liquidity were $73.0 million of cash and cash equivalents, and $13.5 million and $2.9 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $5.7 million at June 30, 1996. Management has not recorded a valuation allowance and believes that the deferred tax asset will be fully realized based upon current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CAPITAL TRANSACTIONS

On May 8, 1996, the Board of Directors authorized a two-for-one stock split in the form of a dividend distributed on June 7, 1996, to stockholders of record on May 20, 1996.

On June 20, 1996, the Company sold 1,665,000 shares of Class A Common Stock in a public stock offering. Net proceeds to the Company from the sale of the Class A Common Stock were approximately $61.6 million and will be used to fund capital equipment purchases and for general corporate purposes including working capital funding.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

          Exhibit 27:  Financial Data Schedule

     b) The registrant was not required to file any reports on Form 8-K for the quarter.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WESTELL TECHNOLOGIES, INC.
                              (Registrant)



DATE: August 13, 1996         By:    GARY F. SEAMANS

                              GARY F. SEAMANS
                         Chairman of the Board
                         and Chief Executive Officer


                         By:   STEPHEN J. HAWRYSZ

                              STEPHEN J. HAWRYSZ
                         Chief Financial Officer, Vice
                         President, Secretary and Treasurer