Form 10-Q
period 1996-09-30
WESTELL TECHNOLOGIES INC
filed 1996-11-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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


Class A Common Stock, $0.01 Par Value -- 14,971,453 shares at October 31, 1996 Class B Common Stock, $0.01 Par Value -- 21,338,913 shares at October 31, 1996

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                                3
          - As of March 31, 1996 and September 30, 1996 (unaudited)

          Condensed Consolidated Statements of Operations (unaudited)          5
          - Three months ended September 30, 1995 and 1996
          - Six months ended September 30, 1995 and 1996

          Condensed Consolidated Statements of Cash Flows (unaudited)          6
          - Six months ended September 30, 1995 and 1996

          Notes to the Condensed Consolidated Financial Statements (unaudited) 7

     Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8


PART II  OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 4. Submission of Matters to Vote of Security Holders                12

     Item 6. Exhibits and Reports on Form 8-K                                 12


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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                             March 31,                     September 30,
                                                               1996                            1996
                                                                                            (unaudited)
                                                                       (in thousands)
Current assets:
  Cash and cash equivalents.........................                $21,789                 $ 59,847
  Accounts receivable (net of allowance of $462,000
    and $503,000, respectively).....................                 10,217                   12,622
  Inventories.......................................                 10,684                   12,167
  Prepaid expenses and deposits.....................                    745                      340
  Refundable income taxes...........................                    444                      444
  Deferred income tax asset.........................                  1,868                    4,604
  Land and building construction held for sale......                  4,431                    9,985
     Total current assets...........................                 50,178                  100,009
Property and equipment:
  Machinery and equipment...........................                  9,933                   10,271
  Office, computer and research equipment...........                 11,520                   12,738
  Leasehold improvements............................                  1,387                    1,550
                                                                     22,840                   24,559
  Less accumulated depreciation and amortization....                 11,188                   13,243
     Property and equipment, net....................                 11,652                   11,315
Deferred income tax asset and other assets..........                  2,618                    2,592
      Total assets..................................                $64,448                $ 113,917


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,               September 30,
                                                                    1996                      1996
                                                                                           (unaudited)
                                                                             (in thousands)

Current liabilities:
  Accounts payable..................................                $ 7,643                $  6,950
  Accrued expenses..................................                  3,899                   2,477
  Accrued compensation..............................                  2,995                   2,467
  Current portion of long-term debt.................                  1,591                   1,518
  Construction financing............................                  2,968                       -
  Deferred revenue..................................                  2,341                     526
     Total current liabilities......................                 21,437                  13,938
Long-term debt......................................                  2,836                   2,057
Other long-term liabilities.........................                  1,040                     593
Deferred income taxes...............................                    150                     150
Commitments and contingencies
Stockholders' equity:
  Class A common stock, par $0.01...................                    128                     150
    Authorized - 43,500,000 shares
    Issued and outstanding - 12,801,606 shares
     at March 31, 1996 and 14,971,278 shares
     at September 30, 1996
  Class B common stock, par $0.01...................                    218                     213
    Authorized - 25,000,000 shares
    Issued and outstanding - 21,838,376 shares
     at March 31, 1996 and 21,338,913 shares
     at September 30, 1996
  Preferred stock, par $0.01........................                      -                       -
    Authorized - 1,000,000 shares
    Issued and outstanding - none
  Additional paid-in capital........................                 34,285                   96,089
  Cumulative translation adjustment.................                   (59)                      (65)
  Retained earnings.................................                  4,413                      791
    Total stockholders' equity......................                 38,985                   97,179
      Total liabilities and stockholders' equity..                  $64,448                $ 113,917



The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                  Six Months Ended
                                                        September 30,                      September 30,
                                                    1995              1996             1995           1996


                                                                          (unaudited)
                                                             (in thousands, except per share data)

 <s
 Revenues  . . . . . . . . . . . . . . . . .       $ 20,460          $ 21,052         $ 42,947         $ 41,311
 Cost of goods sold  . . . . . . . . . . . .         12,611            14,081           25,433           27,081

 Gross margin  . . . . . . . . . . . . . . .          7,849             6,971           17,514           14,230
 Operating expenses:
 Sales and marketing . . . . . . . . . . . .          3,428             3,627            7,113            7,549
 Research and development  . . . . . . . . .          3,358             4,737            6,382            8,959
 General and administrative  . . . . . . . .          2,065             2,115            4,086            4,339
    Total operating expenses . . . . . . . .          8,851            10,479           17,581           20,847
 Operating  (loss) from continuing
   operations  . . . . . . . . . . . . . . .        (1,002)           (3,508)             (67)          (6,617)
 Other income (expense), net . . . . . . . .             55               473            (203)              702
 Interest expense  . . . . . . . . . . . . .            261               100              521              197
 (Loss) from continuing operating before            (1,208)           (3,135)            (791)          (6,112)
 taxes . . . . . . . . . . . . . . . . . . .
 (Benefit) for income taxes  . . . . . . . .          (586)           (1,205)            (558)          (2,495)

 (Loss) from continuing operations . . . . .          (622)           (1,930)            (233)          (3,617)
 Income (loss) from discontinued operations
   (net of tax benefits (expense) of
 $335,000, ($2,000)                                   (529)                 3            (594)              (5)
   $376,000 and $3,000, respectively)
 Net (loss)  . . . . . . . . . . . . . . . .       $(1,151)          $(1,927)          $ (827)         $(3,622)
 (Loss) per share:
 Continuing operations . . . . . . . . . . .        $(0.02)           $(0.05)         $ (0.01)         $ (0.10)
 Discontinued operations . . . . . . . . . .         (0.02)            (0.00)           (0.02)           (0.00)
 Net (loss) per share  . . . . . . . . . . .        $(0.04)           $(0.05)         $ (0.03)         $ (0.10)

 Average number of common shares
 outstanding . . . . . . . . . . . . . . . .         28,952            36,308           28,952           35,567



The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                September 30,
                                                                         1995                   1996

                                                                                 (unaudited)
                                                                                (in thousands)

 Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         (827)        $      (3,622)
 Reconciliation of net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . .              1,864                 2,530
 Stock awards  . . . . . . . . . . . . . . . . . . . . . . . . .                 38                    34
 Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . .            (1,331)               (2,347)
 Changes in assets and liabilities:
 (Increase) in accounts receivable . . . . . . . . . . . . . . .              (508)               (2,829)
 (Increase) in inventory . . . . . . . . . . . . . . . . . . . .              (427)               (1,489)
 (Increase) decrease in prepaid expenses and deposits  . . . . .              (265)                   375
 Increase (decrease) in accounts payable and
  accrued expenses . . . . . . . . . . . . . . . . . . . . . . .                663               (2,321)
 (Decrease) in accrued compensation  . . . . . . . . . . . . . .              (522)                 (529)
 Increase (decrease) in deferred revenues  . . . . . . . . . . .              5,945               (1,815)
 Net cash provided by (used in) operating
   activities  . . . . . . . . . . . . . . . . . . . . . . . . .              4,630              (12,013)
 Cash flows from investing activities:
 Purchases of property and equipment . . . . . . . . . . . . . .            (1,322)               (2,417)
 Decrease in other assets  . . . . . . . . . . . . . . . . . . .                 38                     4
 Land and building construction held for resale  . . . . . . . .            (1,438)               (8,522)
 Net cash used in investing activities . . . . . . . . . . . . .            (2,722)              (10,935)
 Cash flows from financing activities:
 Net repayment under revolving promissory notes  . . . . . . . .              (279)
                                                                                                     -
 Repayment of long-term debt and leases payable  . . . . . . . .              (644)                 (787)
 Proceeds from the issuance of common stock  . . . . . . . . . .                -                  61,787
 Net cash provided by (used in) financing activities . . . . . .              (923)                61,000
 Effect of exchange rate changes on cash . . . . . . . . . . . .                 34                     6
 Net increase in cash  . . . . . . . . . . . . . . . . . . . . .              1,019                38,058
 Cash and cash equivalents, beginning of period  . . . . . . . .                450                21,789
 Cash and cash equivalents, end of period  . . . . . . . . . . .    $         1,469        $       59,847




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

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 1996, and for all periods presented. The results of operations for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

NOTE 2  DISCONTINUED OPERATIONS

     In August 1996, the Company completed its disposition of KPINS. The effect of this disposition was not significantly different from that disclosed in Note 10 of the Company's March 31, 1996 fiscal year end consolidated financial statements.

NOTE 3  COMMITMENTS AND CONTINGENCIES

     In September 1996, the Company entered into a net out of court settlement of $400,000 to resolve a claim for wrongful termination and breach of contract alleged in January 1995 as disclosed in Note 9 of the Company's March 31,1996 fiscal year end consolidated financial statements. While management continues to believe that the claims alleged were without merit, the net out of court settlement was prudent given the likelihood of even higher costs to continue the litigation defense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunication products that enable telecommunication services over copper telephone wires. The Company's telecommunication products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services
(ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. Westell's net revenues increased 2.9% in the three months ended September 30, 1996, and decreased by 3.8% in the six months ended September 30, 1996 when compared to the same periods of the prior year. The increase in revenue during the three month period was primarily a result of increased DS1 product shipments, as well as increased teleconferencing service revenues. This was partially offset by an anticipated decrease in ADSL revenue due to one large trial shipment of video dial tone product in the same quarter in the prior year to a foreign telephone operator. The decrease in revenue in the six month period was primarily due to the absence of revenue recorded in the 1995 period related to ADSL video dial tone trial shipments to two foreign telephone operators. The decrease in DSL revenue for the six month period was offset in part by an increase in DS1 sales of 20.5% when compared to the corresponding six month period of the prior year. During the current fiscal year, both three and six month periods, the majority of the DSL revenue has been generated by data dial tone ADSL shipments.
Customer focus has migrated from video dial tone applications (i.e., video on demand, distance learning, etc.) to data dial tone applications (i.e., internet access, work at home, etc.) due to the growth in users accessing the World Wide Web through the internet and the need to increase the transmission speed when downloading large text, graphics, and video files. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended September 30, 1996 compared to periods ended September 30, 1995

Revenues. The Company's revenues increased 2.9% from $20.5 million in the three months ended September 30, 1995 to $21.1 million in the three months ended September 30, 1996. This revenue increase was due to an increase in DS1 revenue of $2.6 million for the three months ended September 30, 1996 when compared to the same period in the prior year. The increased DS1 sales was caused by overall unit volume increases and slightly higher average unit sale prices as a result of changes in product sales mix which was offset in part by continued competitive pricing pressures on unit sales prices when compared to the corresponding period in the preceding year. This increase was partially offset by a 44.3% decrease in DSL revenue from $5.7 million in the three months ended September 30, 1995 to $3.2 million in the three months ended September 30, 1996. The decrease in DSL revenue was due to the absence of $4.0 million of revenue recorded in the September 1995 quarter related to ADSL video dial tone trial shipments to a foreign telephone operator. DSL shipments in the quarter ended September 30, 1996 consisted primarily of data dial tone product shipments for field and market trials. Unit shipments of DSL products have increased, but have a lower average sales price when compared to the DSL shipments made in the corresponding periods of the prior year. The lower average sales price is primarily a result of product integration efforts. DS0 revenue also decreased by $100,000 when compared to the same quarter of the prior year. This decrease in DS0 revenue was due primarily to lower average unit sales prices brought about by continued competitive pricing pressures and changes in product sales mix which was partially offset by slightly higher unit sales. Other revenue increased by $630,000 in the three month period ended September 30, 1996 when compared to the corresponding three month period of the preceding year. This increase in other revenue was due primarily to an increase in teleconference service revenue from the Company's Conference Plus subsidiary.

The Company's revenues decreased 3.8% in the six months ended September 30, 1996, from $43.0 million to $41.3 million in the six month periods ended September 30, 1995 and 1996, respectively. The revenue decrease was principally due to a decrease in DSL revenue of $7.6 million for the six months ended September 30, 1996 when compared to the same period in the prior year. The decrease in DSL revenue was due to the absence of $10.5 million of revenue recorded during the six month period ended September 30, 1995 related to ADSL video dial tone trial shipments to two foreign telephone operators. Unit shipments of DSL products have increased, but have a lower average sales price when compared to the DSL shipments made in the corresponding periods of the prior year. The lower average sales price is primarily a result of product integration efforts. The DSL revenue decrease was partially offset by an increase of $4.3 million in DS1 revenue and an increase of $1.7 million in other revenue for the six months ended September 30, 1996 when compared to the same period in the prior year. The increase in DS1 sales was caused by overall unit volume increases and slightly higher average unit sale prices as a result of product sales mix, offset in part by continued competitive pricing pressures on unit sales prices in certain products in the DS1 product family. The increase in other revenue was mainly due to an increase of $1.5 million in teleconference service revenue and video teleconference equipment sales from the Company's Conference Plus subsidiary.

Gross Margin. Gross margin as a percentage of revenue decreased from 38.4% in the three months ended September 30, 1995 to 33.1% in the three months ended September 30, 1996 and decreased from 40.8% in the six months ended September 30, 1995 to 34.4% for the six months ended September 30, 1996. The decrease in gross profit margin was due to higher margins received on video dial tone trial units shipped internationally to two foreign telephone operators in the comparable prior periods, change in product mix and competitive pricing pressures in both the DS0 and DS1 product families. The gross margin for the six months ended September 30, 1996 was also impacted by a large video teleconference equipment OEM sale with a lower margin than Company equipment sales.

Sales and Marketing. Sales and marketing expenses increased 5.8% from $3.4 million in the three months ended September 30, 1995 to $3.6 million in the three months ended September 30, 1996, and increased 6.1% from $7.1 million in the six months ended September 30, 1995 to $7.6 million in the six months ended September 30, 1996. Sales and marketing expenses increased as a percentage of revenues from 16.8% in the three months ended September 30, 1995 to 17.2% in the three months ended September 30, 1996 and increased as a percentage of revenues from 16.6% in the six month period ended September 30, 1995 to 18.3% for the six month period ended September 30, 1996. The increases in sales and marketing expenses during the periods were due to staff additions, in both international and domestic markets, to support and promote the Company's product lines, particularly the Company's ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

Research and Development. Research and development expenses increased 41.1%, from $3.4 million in the three months ended September 30, 1995 to $4.7 million in the three months ended September 30, 1996 and increased 40.4%, from $6.4 million in the six months ended September 30, 1995 to $9.0 million in the six months ended September 30, 1996. Research and development expenses increased as a percentage of revenues from 16.4% in the three months ended September 30, 1995 to 22.5% in the three months ended September 30, 1996 and increased as a percentage of revenues from 14.9% in the six months ended September 30, 1995 to 21.7% in the six months ended September 30, 1996. The increase in research and development expenses for the three and six month periods were primarily due to costs associated with additional hiring and increased prototype material costs to support new product development activities. Furthermore, the Company had received non-recurring engineering project funding of $500,000 and $1,000,000 in the three and six month periods ended September 30, 1995 for a customer-sponsored research and development project that was not present in the three and six month periods ended September 30, 1996. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will continue to increase in absolute dollars.

General and Administrative. General and administrative expenses increased 2.4%, from $2.07 million in the three months ended September 30, 1995 to $2.12 million in the three months ended September 30, 1996 and increased 6.2% from $4.1 million in the six months ended September 30, 1995 to $4.3 million in the six months ended September 30, 1996. General and administrative expenses decreased as a percentage of revenues from 10.1% in the three months ended September 30, 1995 to 10.0% in the three months ended September 30, 1996. For the six month period ended September 30,1996, general and administrative expenses increased as a percentage of revenue from 9.5% to 10.5% when compared to the same period in the preceding year. The dollar increase in general and administrative expenses was due to continued expansion of operations in domestic and international markets. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

Other income (expense), net. Other income (expense), net increased from income of $55,000 in the three months ended September 30, 1995 to income of $473,000 in the three months ended September 30, 1996 and increased from an expense of $203,000 in the six months ended September 30, 1995 to income of $702,000 in the six months ended September 30, 1996. The income for the three and six month periods ended September 30, 1996 was due to interest income earned on temporary cash investments made as a result of investing available funds generated in the Company's initial public offering of Class A Common Stock in early December 1995 and the secondary public offering of Class A Common Stock made in late June 1996. The income for the three and six month periods ended September 30, 1996 was partially off set by a $400,000 out of court settlement to resolve a claim for wrongful termination and breach of contract alleged in January 1995 by a former officer of a discontinued subsidiary. The expense for the six month period ended September 30, 1995 was primarily due to a reserve of $270,000 established for fluctuations in foreign currency rate on receivables.

Interest expense. Interest expense decreased from $261,000 in the three months ended September 30, 1995 to $99,000 in the three months ended September 30, 1996 and decreased from $521,000 in the six months ended September 30, 1995 to $196,000 in the six months ended September 30, 1996. Interest expense decreased as a result the Company utilizing approximately $11.1 million of the proceeds generated in the Company's initial public offering of Class A Common Stock to repay amounts outstanding under the Company's revolving promissory notes used to finance working capital requirements.

Benefit for income taxes. Benefit for income taxes represents the tax benefit generated by the loss before income taxes and tax credits primarily generated by increasing research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial public offering of Class A Common Stock in early December 1995 generated $33.3 million in funds. Proceeds from the stock sale were used to pay down approximately $11.1 million in bank borrowings under the Company's revolving promissory notes. The Company also completed a secondary public offering of Class A Common Stock in June 1996 which generated $61.6 million in funds. As of September 30, 1996 the Company had $59.8 million in cash which is being invested in short-term cash investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $12.0 million in the six months ended September 30, 1996, which resulted primarily from a loss from continuing operations before income taxes of $3.6 million and working capital required by an increase in accounts receivable and inventories and decreases in accounts payable, accrued compensation and deferred revenue.

Capital expenditures for the six month period ended September 30, 1996 were $2.4 million, all of which was funded by available cash. The Company expects to spend approximately $3.9 million in the remainder of fiscal year 1997 for capital equipment expenditures.

The Company has a 60% ownership interest in an LLC with a real estate developer for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 173,000 square foot facility to house manufacturing, engineering, sales, marketing and administration. During fiscal 1996, the LLC began construction of a new facility estimated to be completed in December 1996. As of September 30, 1996, approximately $10.0 million of construction costs were incurred. The construction costs incurred are currently being funded by the Company and as such are presented as Land and building construction held for sale in the Company's condensed consolidated financial statements. Pursuant to terms of the LLC, the Company will have the option to buy out the other investor in the LLC and thereby purchase the facility being developed or sell its interest in the LLC. The Company currently anticipates that it will sell its interest in the LLC and lease the facility. The construction funding will be refunded upon building completion and placement of permanent financing.

At September 30, 1996, the Company's principal sources of liquidity were $59.8 million of cash and cash equivalents, and $13.5 million and $2.9 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. Cash and cash equivalents, anticipated funds from operations, refunding of building construction costs, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $4.6 million at September 30, 1996. Management has not recorded a valuation allowance and believes that the deferred tax asset will be fully realized based upon current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September 1996, the Company entered into a net out of court settlement of $400,000 to resolve a claim for wrongful termination and breach of contract alleged in January 1995 as disclosed in Note 9 of the Company's March 31,1996 fiscal year end consolidated financial statements. While management continues to believe that the claims alleged were without merit, the net out of court settlement was prudent given the likelihood of even higher costs to continue the litigation defense.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 11, 1996 the Company held its annual shareholders meeting. The only matter put before vote of the security holders was the election of directors. The results of the election of directors was as follows based upon total votes cast of 97,082,074:


                       For       Withheld
Gary F. Seamans     97,076,774     5,300
Robert H. Gaynor    97,076,894     5,180
Melvin J. Simon     96,941,968   140,106
Stefan D. Abrams    97,064,494    17,580
Michael A. Brunner  97,074,118     7,956
Paul A. Dwyer       97,074,318     7,756
Ormand J Wade       97,074,318     7,756


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


                          WESTELL TECHNOLOGIES, INC.
                            (Registrant)

                                /s/ Gary F. Seamans

DATE: November 13, 1996     By: GARY F. SEAMANS
                                GARY F. SEAMANS
                                Chairman of the Board
                                and Chief Executive Officer




                              /s/ Stephen J. Hawrysz

                          By: STEPHEN J. HAWRYSZ
                              STEPHEN J. HAWRYSZ
                              Chief Financial Officer, Vice
                              President, Secretary and Treasurer