Form 10-Q
period 1996-12-31
WESTELL TECHNOLOGIES INC
filed 1997-02-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

                                   OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________



Commission File Number  0-27266


                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in  its charter)

         DELAWARE                                    36-3154957
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

 750 NORTH COMMONS DRIVE,  AURORA, IL                   60504
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (630) 898-2500

    FORMER ADDRESS:  101 KENDALL POINT DRIVE, OSWEGO, IL       60543
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


Class A Common Stock, $0.01 Par Value -- 14,975,794 shares at January 31, 1997 Class B Common Stock, $0.01 Par Value -- 21,338,913 shares at January 31, 1997

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                    3
          - As of March 31, 1996 and December 31, 1996

          Condensed Consolidated Statements of Operations (unaudited)          4
          - Three months ended December 31, 1995 and 1996
          - Nine months ended December 31, 1995 and 1996

          Condensed Consolidated Statements of Cash Flows (unaudited)          5
          - Nine months ended December 31, 1995 and 1996

          Notes to the Condensed Consolidated Financial Statements (unaudited) 6

     Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7


PART II  OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K                                 10


SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Form 10-K for the fiscal year ended March 31, 1996, which are not historical facts (including, without limitation, statements about our confidence and strategies and our expectations about new and existing products, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL modem), are forward looking statements that involve risks and uncertainties. These risks include product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL products by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as DSL modems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions).


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,          December 31,
                                                                        1996                1996
                                                                                          (unaudited)
                                                                             (in thousands)
 Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .    $ 21,789            $ 45,317
  Accounts receivable (net of allowance of $462,000 and $566,000,         10,217              10,462
 respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,684               9,722
  Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . .         745                 707
  Refundable income taxes  . . . . . . . . . . . . . . . . . . . . .         444                 444
  Deferred income tax asset  . . . . . . . . . . . . . . . . . . . .       1,868               9,003
  Land and building construction held for sale . . . . . . . . . . .       4,431              14,544
      Total current assets . . . . . . . . . . . . . . . . . . . . .      50,178              90,199
 Property and equipment:
  Machinery and equipment  . . . . . . . . . . . . . . . . . . . . .       9,933              14,126
  Office, computer and research equipment  . . . . . . . . . . . . .      11,520              12,119
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .       1,387               1,984
                                                                          22,840              28,229
  Less accumulated depreciation and amortization . . . . . . . . . .      11,188              14,548
   Property and equipment, net . . . . . . . . . . . . . . . . . . .      11,652              13,681
 Deferred income tax asset and other assets  . . . . . . . . . . . .       2,618               2,592
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    $ 64,448          $  106,472


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,      December 31,
                                                                          1996              1996
                                                                                        (unaudited)
                                                                              (in thousands)
 Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,643             $ 6,529
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       3,899               2,575
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . .       2,995               2,414
  Current portion of long-term debt  . . . . . . . . . . . . . . . .       1,591               1,518
  Construction financing . . . . . . . . . . . . . . . . . . . . . .       2,968                 -
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .       2,341                 531
      Total current liabilities  . . . . . . . . . . . . . . . . . .      21,437              13,567

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,836               1,657
 Other long-term liabilities . . . . . . . . . . . . . . . . . . . .       1,040                 646
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         150                 150
 Commitments and contingencies
 Stockholders' equity:
 Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . .         128                 150
  Authorized - 43,500,000 shares
  Issued and outstanding - 12,801,606 shares at March 31, 1996 and
  14,975,794 shares at December 31, 1996
 Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . .         218                 213
  Authorized - 25,000,000 shares
  Issued and outstanding - 21,838,376 shares at March 31, 1996 and
  21,338,913 shares at December 31, 1996
 Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . .          -                   -
  Authorized - 1,000,000 shares
  Issued and outstanding - none
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .      34,285              96,201
 Cumulative translation adjustment . . . . . . . . . . . . . . . . .        (59)               (155)
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .       4,413             (5,957)
      Total stockholders' equity . . . . . . . . . . . . . . . . . .      38,985              90,452
        Total liabilities and stockholders' equity . . . . . . . . .    $ 64,448           $ 106,472


                 The accompanying notes are an integral part of these
                     Condensed Consolidated Financial Statements.


                    WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                Nine Months Ended
                                                      December 31,                     December 31,
                                                   1995           1996             1995             1996

                                                                        (unaudited)
                                                           (in thousands, except per share data)

 Revenues  . . . . . . . . . . . . . . . . .      $21,346        $18,057         $ 64,294          $ 59,367
 Cost of goods sold  . . . . . . . . . . . .       13,225         16,920           38,659            44,000
 Gross margin  . . . . . . . . . . . . . . .        8,121          1,137           25,635            15,367
 Operating expenses:
 Sales and marketing . . . . . . . . . . . .        3,671          4,200           10,785            11,750
 Research and development  . . . . . . . . .        3,252          5,851            9,634            14,810
 General and administrative  . . . . . . . .        2,236          2,730            6,322             7,068
    Total operating expenses . . . . . . . .        9,159         12,781           26,741            33,628
 Operating loss from continuing
   operations  . . . . . . . . . . . . . . .       (1,038)        (11,644)          (1,106)          (18,261)
 Other income (expense), net . . . . . . . .           82            631            (121)             1,332
 Interest expense  . . . . . . . . . . . . .          290             30              811               226
 Loss from continuing operations
    before taxes   . . . . . . . . . . . . .       (1,246)       (11,043)          (2,038)          (17,155)
 Benefit for income taxes  . . . . . . . . .         (617)        (4,295)          (1,175)           (6,790)
 Loss from continuing operations . . . . . .         (629)        (6,748)            (863)          (10,365)
 Loss from discontinued operations
   (net of tax benefits of $ 15,000, $ 0,
   $ 391,000, and $ 3,000, respectively)              (24)            -              (617)               (5)
 Net loss  . . . . . . . . . . . . . . . . .       $ (653)        $(6,748)       $ (1,480)         $(10,370)
 Loss per share:
 Continuing operations . . . . . . . . . . .       $(0.02)        $ (0.19)        $ (0.03)          $ (0.29)
 Discontinued operations . . . . . . . . . .        (0.00)          (0.00)          (0.02)            (0.00)
 Net loss per share  . . . . . . . . . . . .       $(0.02)        $ (0.19)        $ (0.05)          $ (0.29)
 Average number of common shares
 outstanding . . . . . . . . . . . . . . . .       30,848          36,310          29,584            35,815


            The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements


                WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                         1995                   1996

                                                                                 (unaudited)
                                                                                (in thousands)

 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .    $       (1,480)        $     (10,370)
   Reconciliation of net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .              2,882                 4,166
     Stock awards  . . . . . . . . . . . . . . . . . . . . . . .                215                    53
     Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .            (1,226)               (6,747)
 Changes in assets and liabilities:
     Increase in accounts receivable . . . . . . . . . . . . . .            (3,225)                 (752)
     Decrease in inventory . . . . . . . . . . . . . . . . . . .                628                   905
     Decrease in prepaid expenses and deposits . . . . . . . . .                521                     7
     Increase (decrease) in accounts payable and
      accrued expenses . . . . . . . . . . . . . . . . . . . . .                596               (2,591)
     Decrease in accrued compensation  . . . . . . . . . . . . .              (523)                 (581)
     Increase (decrease) in deferred revenues  . . . . . . . . .              5,756               (1,810)
       Net cash provided by (used in) operating
        activities . . . . . . . . . . . . . . . . . . . . . . .              4,144              (17,720)
 Cash flows from investing activities:
     Purchases of property and equipment . . . . . . . . . . . .            (3,172)               (6,419)
     Decrease in other assets  . . . . . . . . . . . . . . . . .                 42                     4
     Land and building construction held for sale  . . . . . . .            (1,437)              (13,081)
       Net cash used in investing activities . . . . . . . . . .            (4,567)              (19,496)
 Cash flows from financing activities:
     Net repayment under revolving promissory notes  . . . . . .           (11,090)                 -
     Repayment of long-term debt and leases payable  . . . . . .              (698)               (1,187)
     Proceeds from the issuance of common stock  . . . . . . . .             33,256                61,880
       Net cash provided by financing activities . . . . . . . .             21,468                60,693
 Effect of exchange rate changes on cash . . . . . . . . . . . .               (35)                    51
       Net increase in cash  . . . . . . . . . . . . . . . . . .             21,010                23,528
 Cash and cash equivalents, beginning of period  . . . . . . . .                450                21,789
 Cash and cash equivalents, end of period  . . . . . . . . . . .    $        21,460        $       45,317



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

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 1996, and for all periods presented. The results of operations for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunication products that enable telecommunication services over copper telephone wires. The Company's telecommunication products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate Adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services, (ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. Westell's net revenues decreased 15.4% in the three months ended December 31, 1996, and decreased by 7.7% in the nine months ended December 31, 1996 when compared to the same periods of the prior year. The decrease in revenue in the three and nine month periods was primarily due to the absence of $3.5 million and $14.0 million in revenue, respectively, recorded in the corresponding fiscal 1995 periods related to ADSL video dial tone trial shipments to two foreign telephone operators. In both the three and nine month periods of the current fiscal year, the majority of the DSL revenue has been generated by data dial tone ADSL shipments. Customer focus has migrated from video dial tone applications (i.e., video on demand, distance learning, etc.) to data dial tone applications (i.e., Internet access, work at home, etc.) due to the growth in users accessing the World Wide Web through the Internet and the need to increase the transmission speed when downloading large text, graphics, and video files. The decrease in DSL revenue for the nine month period was offset in part by an increase in DS1 revenues of 14.0% when compared to the corresponding nine month period of the prior year. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 products and other DSL products, such as RADSL. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telephone companies ("telcos") continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended December 31, 1996 compared to periods ended December 31, 1995

Revenues. The Company's revenues decreased 15.4% from $21.4 million in the three months ended December 31, 1995 to $18.1 million in the three months ended December 31, 1996. In the nine months ended December 31, 1996, revenues decreased 7.7% from $64.3 million to $59.4 million when compared to the same nine month period in the preceding year. The revenue decreases were principally due to decreases in DSL revenue of $4.0 million and $11.7 million for the three and nine month periods ended December 31, 1996, respectively, when compared to the same periods in the prior year. The decrease in DSL revenue was due to the absence of $3.5 million and $14.0 million of revenue recorded during the three and nine month periods ended December 31, 1995, respectively, related to ADSL video dial tone trial shipments to two foreign telephone operators. Unit shipments of DSL products have increased in both the three and nine month periods, but have a lower average sales price when compared to the DSL unit shipments made in the corresponding period of the prior year. The lower average sales price of DSL units is primarily a result of product integration efforts. DS0 revenue remained relatively unchanged when compared to the corresponding three and nine month periods of the preceding year. Slightly higher DS0 unit shipments were offset by lower average unit sales prices brought about by continued competitive pricing pressures and changes in product sales mix. DS1 revenues increased $171,000 and $4.4 million for the three and nine month periods ended December 31, 1996, respectively. DS1 revenues for the three months ended December 31, 1996 increased slightly due to higher average unit sales prices as a result of change in product sales mix, offset in part by lower unit volume and continued competitive pressure on unit sales prices in certain products in the DS1 product family. The increase in DS1 revenues for the nine months ended December 31, 1996 was due to overall unit volume increases and slightly higher unit sales prices as a result of changes in product sales mix, offset in part by continued competitive pressures on unit sales prices. Other revenue increased by $568,000 and $2.3 million for the three and nine month periods, respectively, when compared to the same periods in the preceding year. This increase is due primarily to increases in teleconference service revenue and video teleconference equipment sales from the Company's Conference Plus subsidiary.

Gross Margin. Gross margin as a percentage of revenue decreased from 38.0% in the three months ended December 31, 1995 to 6.3% in the three months ended December 31, 1996 and decreased from 39.9% in the nine months ended December 31, 1995 to 25.9% for the nine months ended December 31, 1996. The decrease in gross profit margin was due primarily to a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million during the three month period ended December 31, 1996. This inventory reserve is the result of the new generation RADSL platform (2 mega-bit by 1 mega-bit) reducing demand for the prior generation FlexCap Phase III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin as a percentage of revenue would have been 33.7% and 34.2% for the three and nine month periods ended December 31, 1996, respectively. The decrease in gross profit margin was also impacted by higher margins received on video dial tone trial units shipped internationally to two foreign telephone operators in the comparable prior periods, change in product mix, and continued competitive pricing pressures in both the DS0 and DS1 product families. The gross margin for the nine months ended December 31, 1996 was additionally impacted by a large video teleconference equipment OEM sale with a lower margin than the Company's equipment sales.

Sales and Marketing. Sales and marketing expenses increased 14.4% from $3.7 million in the three months ended December 31, 1995 to $4.2 million in the three months ended December 31, 1996, and increased 8.9% from $10.8 million in the nine months ended December 31, 1995 to $11.8 million in the nine months ended December 31, 1996. Sales and marketing expenses increased as a percentage of revenues from 17.2% in the three months ended December 31, 1995 to 23.3% in the three months ended December 31, 1996 and increased as a percentage of revenues from 16.8% in the nine month period ended December 31, 1995 to 19.8% for the nine month period ended December 31, 1996. The increases in sales and marketing expenses during the periods were due to staff additions, in both international and domestic markets, to support and promote the Company's product lines, particularly the Company's ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and to service customers. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.


Research and Development. Research and development expenses increased 79.9%, from $3.3 million in the three months ended December 31, 1995 to $5.9 million in the three months ended December 31, 1996 and increased 53.7%, from $9.6 million in the nine months ended December 31, 1995 to $14.8 million in the nine months ended December 31, 1996. Research and development expenses increased as a percentage of revenues from 15.2% in the three months ended December 31, 1995 to 32.4% in the three months ended December 31, 1996 and increased as a percentage of revenues from 15.0% in the nine months ended December 31, 1995 to 25.0% in the nine months ended December 31, 1996. The increase in research and development expenses for the three and nine month periods was primarily due to costs associated with additional hiring and increased prototype material costs to support new product development activities. Furthermore, the Company had received non-recurring engineering project funding of $500,000 and $1,500,000 in the three and nine month periods ended December 31, 1995, respectively, for a customer-sponsored research and development project that was not present in the three and nine month periods ended December 31, 1996. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will continue to increase in absolute dollars.


General and Administrative. General and administrative expenses increased 22.1%, from $2.2 million in the three months ended December 31, 1995 to $2.7 million in the three months ended December 31, 1996 and increased 11.8% from $6.3 million in the nine months ended December 31, 1995 to $7.1 million in the nine months ended December 31, 1996. General and administrative expenses increased as a percentage of revenues from 10.5% in the three months ended December 31, 1995 to 15.1% in the three months ended December 31, 1996. For the nine month period ended December 31,1996, general and administrative expenses increased as a percentage of revenue from 9.8% to 11.9% when compared to the same period in the preceding year. The dollar increase in general and administrative expenses was due to additional personnel to handle expanded corporate infrastructure functions in domestic and international markets. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.


Other income (expense), net. Other income (expense), net increased from income of $82,000 in the three months ended December 31, 1995 to income of $631,000 in the three months ended December 31, 1996 and increased from an expense of $121,000 in the nine months ended December 31, 1995 to income of $1,332,000 in the nine months ended December 31, 1996. The income for the three and nine month periods ended December 31, 1996 was due to interest income earned on temporary cash investments made as a result of investing available funds generated in the Company's initial public offering of Class A Common Stock completed in early December 1995 and the secondary public offering of Class A Common Stock completed in late June 1996. The income for the nine month period ended December 31, 1996 was partially off set by a $400,000 out of court settlement to resolve a claim for wrongful termination and breach of contract alleged in January 1995 by a former officer of a discontinued subsidiary. The expense for the nine month period ended December 31, 1995 was primarily due to a reserve of $270,000 established for fluctuations in foreign currency rate on receivables.


Interest expense. Interest expense decreased from $290,000 in the three months ended December 31, 1995 to $30,000 in the three months ended December 31, 1996 and decreased from $811,000 in the nine months ended December 31, 1995 to $226,000 in the nine months ended December 31, 1996. Interest expense decreased as a result the Company utilizing approximately $11.1 million of the proceeds generated in the Company's initial public offering of Class A Common Stock in December 1995 to repay amounts outstanding under the Company's revolving promissory notes used to finance working capital requirements.


Benefit for income taxes. Benefit for income taxes represents the tax benefit generated by the loss before income taxes and tax credits primarily generated by increasing research and development activities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's initial public offering of Class A Common Stock in early December 1995 generated $33.3 million in funds. Proceeds from the stock sale were used to pay down approximately $11.1 million in bank borrowings under the Company's revolving promissory notes. The Company also completed a secondary public offering of Class A Common Stock in June 1996 which generated $61.6 million in funds. As of December 31, 1996, the Company had $45.3 million in cash which is being invested in short-term cash investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $17.7 million in the nine months ended December 31, 1996, which resulted primarily from a loss from continuing operations before income taxes of $13.0 million (net of depreciation) and working capital required by an increase in accounts receivable and decreases in accounts payable, accrued compensation and deferred revenue.

Capital expenditures for the nine month period ended December 31, 1996 were $6.4 million, all of which was funded by available cash. The Company expects to spend approximately $1.5 million in the remainder of fiscal year 1997 for capital equipment expenditures.

The Company has a 60% ownership interest in a limited liability corporation (the "LLC") with a real estate developer for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 173,000 square foot facility to house manufacturing, engineering, sales, marketing and administration. During fiscal 1996, the LLC began construction of a new facility which the Company began occupying in December 1996. As of December 31, 1996, approximately $14.5 million of construction costs were incurred. The construction costs incurred are currently being funded by the Company. Pursuant to terms of the LLC, the Company will have the option to sell its interest in the LLC or to buy out the other investor in the LLC. Upon the Company's sale of its interests in the LLC, the construction funding provided by the Company will be refunded to the Company. The LLC is currently seeking bids for the Company's interest in the LLC. The Company anticipates that it will sell its interest in the LLC and lease the facility; therefore construction costs are presented as Land and Building Construction Held for Sale in the Company's condensed consolidated financial statements.

At December 31, 1996, the Company's principal sources of liquidity were $45.3 million of cash and cash equivalents, and $14.5 million and $7.1 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. Cash and cash equivalents, anticipated funds from operations, refunding of building construction costs, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $11.6 million at December 31, 1996. Management has not recorded a valuation allowance and believes that the deferred tax asset will be fully realized based upon current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

          Exhibit 27:  Financial Data Schedule

 b)  The registrant filed a report on Form 8-K dated October 24, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WESTELL TECHNOLOGIES, INC.
                            (Registrant)



DATE:  February 14, 1997    By: GARY F. SEAMANS
                            GARY F. SEAMANS
                            Chairman of the Board
                            and Chief Executive Officer


                          By: STEPHEN J. HAWRYSZ
                            STEPHEN J. HAWRYSZ
                            Chief Financial Officer, Vice
                            President, Secretary and Treasurer