Form 10-K
period 1997-03-31
WESTELL TECHNOLOGIES INC
filed 1997-06-30
CIK 1002135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
  (Mark One)

  /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required] for the fiscal year ended March 31, 1997 or

  / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
                to                        .

  Commission file number:    0-27266

                            WESTELL TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)

                DELAWARE                       36-3154957
       (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)

      750 N. COMMONS DRIVE
       AURORA, ILLINOIS                         60504
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code:   (630) 898-2500

  Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:

                       CLASS A COMMON STOCK, $.01 PAR VALUE
                                 (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.     Yes /X/         No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K (section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
  III of this Form 10-K or any amendment to this Form 10-K.    / /

  The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 24, 1997 (based upon an estimate that 35.7% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $295,677,786. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

  As of June 24, 1997, 15,074,811 shares of the registrant's Class A Common Stock were outstanding and 21,245,913 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

  The following documents are incorporated into this Form 10-K by reference:

      Proxy Statement for 1997 Annual Meeting of Stockholders (Part III).



            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those concerning future product sales and gross margins, certain statements contained under "Business," such as statements concerning the development and introduction of new products and the development of alternative Digital Subscriber Line ("DSL") technology, and other statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Form 10-K") regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" beginning on page 31. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                      PART I

  ITEM 1.  BUSINESS

      Since 1980, Westell has developed telecommunications products that address the needs of telephone companies ("telcos") to upgrade their existing network infrastructures continually in order to deliver advanced data and voice services to their customers. The Company designs, manufactures, markets and services a broad range of digital and analog products used by telcos to deliver services primarily over existing copper telephone wires that connect end users to a telco's central office (the "local access network"). The Company also markets its products and services to other telecommunications and information service providers seeking direct access to end-user customers. The Company's principal customers include all seven Regional Bell Operating Companies (the "RBOCs") as well as GTE. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, interexchange carriers, internet service providers and the U.S. federal government.

      Westell is a leading worldwide innovator and developer of broadband telecommunications access systems using an emerging technology known as Asymmetric Digital Subscriber Line ("ADSL"). ADSL systems will allow telcos and other local access providers to provide interactive multimedia services over existing copper wire, thus offering a more cost-effective and faster deployment alternative to fiber optic cable in the "last mile" of the local access network. ADSL systems enable interactive multimedia services such as advanced data applications, including high speed Internet access, local area network ("LAN") extension, telecommuting and medical imaging, as well as emerging video applications, including video-on-demand, distance learning, video conferencing and work at home. Currently, over 100 domestic and international customers, including Ameritech, Bell Atlantic, Bell Canada, British Telecom, GTE, MCI, US West !nterprise Telecom Italia and leading Internet service providers are conducting technical or marketing trials for new interactive multimedia services that rely on the Company's ADSL systems. These ADSL trials primarily began in 1995 and 1996, except for the Bell Atlantic trial which commenced in 1993. Early trials focused on video applications such as video on demand and distance learning. Currently the focus is on more intense data applications such as high speed internet access LAN extension and telecommuting. The Company is unable to predict the outcome of such trials or when such trials will be completed. See "-- Marketing, Sales and Distribution."

  INDUSTRY OVERVIEW

      Since the early 1980s, the telecommunications industry has experienced an increased demand for the number of services provided to end users. Not only has traditional telephone voice traffic increased, but the growth of personal computers and modems has created significant data traffic from a wide variety of services such as fax, e-mail and on-line access. For example, businesses with multiple locations increasingly require geographically dispersed LANs to be linked in sophisticated wide area networks ("WANs") that must handle large volumes of telecommunications traffic. In addition, the Internet continues to expand beyond its traditional data transmission and file-sharing functions to offer e-mail, video and graphically rich content over the World Wide Web, commercial services, transaction processing, independent bulletin boards, and voice transmission. Business and residential based end-user demand for telecommunications services is expected to continue to grow as telcos and information service providers increase their offerings of new interactive multimedia services, including data applications such as high speed Internet access, LAN extension, medical imaging and telecommuting, and video applications such as video-on-demand, distance learning, video conferencing and work at home. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telcos and information service providers have continually upgraded the capacity and speed of their networks.

      Deregulation. Deregulation of the telecommunications industry has increased the number of competitors in the local access network and has further accelerated telcos' needs to upgrade their networks and increase their telecommunications service offerings. For example, alternative access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high density metropolitan areas. As alternative access providers' costs decline and deregulation continues, alternative access providers are likely to create additional competition for telcos by developing new products and services for end users. Recent deregulation also allows interexchange carriers, information service providers and cable operators to deploy competitive services in the local access network leading to a new class of service providers known as a Competitive Local Exchange Carrier or "CLEC." Cable operators are seeking to compete with telcos in the delivery of high speed digital transmission as well as traditional local telephone service. Currently available high speed cable modems enable cable operators to provide data transmission services to customers in addition to standard television services. In addition, this trend toward continued deregulation of the telecommunications industry may further decrease the current restrictions and regulations affecting telcos' ability to provide nontraditional telco services such as video-on-demand.

      Existing Telco Infrastructure. Traditionally, telcos have provided local access services using analog technology, which does not have the bandwidth or functionality to support the growing demand for new services over telephone wires. In contrast, digital technology permits high speed, high volume and more reliable data transmission by reducing all forms of images, sounds and data to digital signals, thereby increasing the variety and bandwidth of services that can be provided in the local access network. To handle the growing demand for digital traffic, telcos have deployed broadband optical fiber in their network "backbone" interconnecting their geographically dispersed central offices. Telcos have also used fiber to interconnect their central offices to high density telecommunications traffic areas. Deployment of fiber in the local access network connecting end users to a telco's central office, however, has proven labor intensive, complicated, time consuming and expensive. Consequently, this "last mile" of the telco's network still predominantly consists of low speed analog transmission over copper wire.

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

      Existing and Emerging Technologies. Systems suppliers have developed, and are currently developing, numerous products that have increased the quality, speed and cost-effectiveness of digital transmission over copper wire. These products include:

      ISDN. In the early 1980s, telcos introduced basic rate Integrated Service
       Digital Network ("ISDN") technology, which provides digital transmission at rates up to 144 Kilobits per second ("Kbps") as well as a means to aggregate multiple channels into a single higher speed link over copper wire. Telcos have only recently begun to deploy basic rate ISDN technology widely with the emergence of nationwide standards and a decline in costs for basic rate ISDN service. The market penetration of existing basic rate ISDN technology, however, may be constrained due to its limited bandwidth (which does not allow telcos to offer advanced data and video services which are generally more bandwidth intensive), its inability to provide existing telephone service over the same wire and its relatively high installation costs. In addition, as a switched service, ISDN deployment will place greater demands on central office switches, thereby requiring telcos to increase their central office switch capacity to maintain network reliability.

      HDSL. In 1992, telcos introduced High bit-rate Digital Subscriber Line
       ("HDSL") technology, which reduces the costs of installing and upgrading T-1/E-1 service. Traditional T-1/E-1 service requires the installation of one or more mid-span repeaters for line lengths greater than 3,000 feet and the expensive and time consuming "conditioning" of copper wire. HDSL increases the non-repeater distance of T-1/E-1 transmission (1.544/2.048 Mbps) over two pairs of copper wires to approximately 12,000 feet, which reduces the need for repeaters and conditioning. As a result, telcos are deploying HDSL technology in their local access networks where the end user requires a high-speed symmetrical digital communication stream and does not require a telephone channel to run on the same wire.

      ADSL. An emerging DSL technology known as Asymmetric Digital Subscriber
       Line ("ADSL") permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. ADSL technology allows the simultaneous transmission of data at speeds from 32 Kbps to 8.0 Mbps in one direction and from 32 Kpbs to 1 Mbps in the reverse direction, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. ADSL products enable telcos to provide interactive multimedia services over copper wire, such as high speed Internet access, video-on-demand, telemedicine, video conferencing and telecommuting, while simultaneously carrying traditional telephone services.

       To increase utilization of broadband copper wire transmission, manufacturers have introduced a new ADSL technology, Rate Adaptive DSL ("RADSL"). This new technology will automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the distance transmitted in order to maximize the digital capacity of the wire and to facilitate the installation of ADSL systems. Symmetric Digital Subscriber Line ("SDSL") technology is being offered by configuring RADSL to a symmetrical service offering which, in contrast to current HDSL and ISDN systems, can provide both a symmetrical digital and an analog channel over a single pair of copper wires.

       A new ADSL technology called Very High Speed Digital Subscriber Line ("VDSL") is currently being developed that will increase both the downstream and upstream data transmission capacity over copper wires to up to 52.0 Mbps and 2.0 Mbps, respectively.

      Digital Subscriber Line Access Multiplexer (DSLAM). As network service providers begin deploying DSL based services, the need for DSL line concentration at central sites arises. DSL access multiplexers, or "DSLAMs," are ATM based multiplexers that consolidate multiple DSL access lines into a higher speed line back to the switching network (typically OC-3c, STM-1, DS-3 or E3 electrical interfaces), thereby reducing costs and operational complexity at the central site.

  THE WESTELL SOLUTION

      Westell designs, manufactures and markets a broad range of telecommunications products that provide its telco customers and other local access providers with dependable, high quality transmission systems in the local access network. The Company believes that its extensive experience in the local access network strategically positions it to identify product applications that will enhance existing telco services as well as expand telco service offerings to end users. Westell is a leading provider of ADSL systems, which allow telcos to provide high speed interactive multimedia services over existing copper wire, thus offering a cost-effective alternative to the deployment of fiber optic cable in the "last mile" of the local access network. Westell's ADSL systems also enable telcos to use their existing infrastructures to respond to competition from cable operators that may offer these services using cable modems. The Company continues to develop products aggressively based upon new technologies, such as RADSL, as well as enhance its existing product offerings in the analog, digital and DSL markets. In the last decade, Westell has introduced a number of intelligent products that enable telcos to increase productivity and transmission quality over their local access networks through self-diagnostic and performance monitoring applications. For example, in 1986, Westell introduced NIUs, which provide maintenance and performance monitoring capabilities to aid telcos in the provisioning and maintenance of T-1 lines. Westell also continues to focus on the relationships that it has built with its customers during its 16-year history. Rapid technological evolution has provided the Company with an opportunity to forge strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. In addition, the Company continues to redefine its products to increase their functionality and interface capacity with other products while decreasing product costs in order to meet market demand pricing, to achieve mass deployment of ADSL systems and to facilitate the numerous applications of high speed digital transmission required by telcos' and other local access providers.

  STRATEGY

      Westell's objective is to be a global leader in providing low cost and high quality local access network products that enable telcos(both Incumbent Local Exchange Carriers ("ILECs") and CLECs), to meet the growing demand for digital service offerings. Key elements of the Company's strategy include:

      Leverage Global Leadership in ADSL Market. The Company seeks to leverage its leadership position in the ADSL market to capture emerging global market opportunities as telcos and other local access providers expand their interactive multimedia, data and video services. Currently over 100 domestic and international customers, including Ameritech, Bell Atlantic, Bell Canada, British Telecom, GTE, US West !nterprise, Telecom Italia and leading Internet service providers, are conducting technical or marketing trials for new services that rely on the Company's ADSL systems. In addition, the Company is currently shipping broadband access systems based on RADSL technology, which complements the Company's ADSL systems and the Company believes will have performance advantages over alternative ISDN and HDSL systems.

      Deliver Mass Market Solutions for High Speed Online and Internet Access
       Services. Due to the rapid emergence and end-user interest in online information services, the Internet and the World Wide Web, the Company intends to work with telcos and information service providers to deliver advanced, high speed data solutions for these applications as well as additional services, such as interactive video applications, as they become available. To facilitate mass market deployment of its ADSL systems, the Company is undertaking a program to increase the level of integration among its products and improve economies of scale. The Company seeks to expand the development of DSL systems in the consumer market by creating DSL software and hardware interfaces that support multiple consumer applications.

      Continue to Create Strategic Relationships and Alliances. The Company intends to continue to forge strategic relationships and alliances with key customers and suppliers. The Company has established strategic relationships to facilitate the Company's ability to develop products that anticipate customers' product needs. For example, Westell has entered into an alliance with Microsoft Corporation whereby Westell's FlexCap ADSL modems will be compatible with Microsoft Corporation's Windows NT(R) Server Network. In addition, Westell's relationships with technology and transmission system leaders such as GlobeSpan Technologies Inc., Nortel, Digital Switch Corporation and Motorola enable the Company to obtain emerging technologies required in its product development. These relationships allow the Company to focus on product applications and to develop products using multiple emerging technologies.

      Maintain Telco Access Products Business Strength and Continue Development of New Products. The Company has extensive experience in developing and marketing products for the local access network and has achieved a leading position in T-1 network interface and performance monitoring units. The Company intends to continue to capitalize upon its DS0 and DS1 product development experience and customer relationships to develop cost-effective and intelligent products for the local access network. The Company is committed to developing products that are compatible with existing equipment and technologies, thereby enabling open architecture network infrastructures. Westell intends to continue to develop products in its telco access product business, such as SmartLink, which enhance the efficiency of high speed transmission over copper wire, and QuadJack, which is one of the Company's first fiber optic products.

      Expand International Presence. The Company devotes significant resources to expanding its international business. Many of Westell's products, including its ADSL and HDSL systems, support E-1 standards, the predominant standard for digital transmission outside of North America. Westell has offices in Canada and England and a distribution and service network that supports customers in more than 40 countries. The Company intends to continue to expand its international distribution arrangements and strategic relationships in an effort to increase its international presence.

      Commitment to Product Quality, Customer Service and Low-Cost
       Manufacturing. The Company benefits from a strong reputation for providing quality products and responsive service. Westell works closely with customers to provide technical consulting, maintenance and research assistance. Westell's continuous quality improvement is demonstrated by the achievement of the British Approvals Board for Telecommunications ("BABT") production quality assurance approval, Bellcore's Customer Supplier Quality Program ("CSQP") registration and the ISO 9001 registration of its domestic operations. The Company believes that its commitment to product quality and customer service will enhance its efforts to reduce production cycle times and product costs.

  PRODUCTS

      The Company offers a broad range of products that facilitate the transmission of high speed digital and analog data between a telco's central office and end-user customers. These products can be categorized into three groups: (i) products based on DSL technologies, including ADSL, RADSL, SDSL and HDSL systems ("DSL products"), (ii) Digital Signal Hierarchy Level 1 based products, which are used by telcos to enable high speed digital T-1 transmission at approximately 1.5 Mbps and E-1 transmission at approximately
  2.0 Mbps ("DS1 products"), and (iii) Digital Signal Hierarchy Level 0 based products, which are used by telcos to deliver digital services at speeds ranging from approximately 2.4 to 64 Kbps and analog services over a 4 Kilohertz bandwidth ("DS0 products").

      The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. The Company's DSL products typically command higher average sales prices than its DS0 and DS1 products but represent fewer of the units sold by the Company. The following table sets forth the revenues from Westell's three product groups for the periods indicated:


                                                                                Fiscal Year Ended March 31,
                                                                                 1995        1996       1997
                                                                                        (in thousands)


DSL products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $15,235     $20,299   $ 8,665
DS1 products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           40,754      44,027    49,353
DS0 products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,979       9,332     8,963


     DSL Products. The Company is a leading developer and provider of DSL products and transmission systems that utilize emerging ADSL technology. DSL technology is also used for RADSL, SDSL and HDSL products. Products based upon DSL technology can be used by telcos and other local access providers to provide interactive multimedia services, including data and video applications, while simultaneously providing traditional telephone services over existing copper wire. Products based upon DSL technology enable customers to deliver these interactive multimedia services more quickly and cost-effectively than deploying broadband fiber networks in the "last mile" of the local access network. The Company's revenues from RADSL, SDSL and HDSL products to date have not been significant.

     The following table sets forth a representative list of the Company's current DSL products and their applications:

                                                                                                         Year
           Product                   Description                               Applications          Introduced


FlexCap ADSL            ADSL transport system that                Interactive multimedia, video-on-       1993
                        delivers 1.5 or 2.0 Mbps of               demand, live broadcast, high speed
                        digital bandwidth to end users.           Internet access and LAN
                        Uses carrierless amplitude/phase          interconnect, while providing
                        modulation ("CAP") technology.            simultaneous standard telephone
                                                                  service.

InterAccess HDSL        HDSL system that supports 1.5 or          T-1 or E-1 service provisioning.        1994
                        2.0 Mbps bi-directional services          Increases repeaterless distance to
                        over two pairs of copper wires.           up to 12,000 feet over two pairs
                        of copper wires.

AccessVision            Network management system for DSL         Management and control of DSL           1995
                        transport systems.                        transport systems.

SuperVision DSLAM       Broadband platform that consolidates      High-speed Internet access, remote       1996
              . . . .   multiple DSL access lines into a single   LAN extension, work at home,
              . . . .   ATM interface. SuperVision currently      corporate training and distance
              . . . .   supports using a OC-3c or STM-1           learning, while providing
              . . . .   interfaces back to the switching net      simultaneous standard telephone
              . . . .   work.  RADSL access line modules,         service.
              . . . .   which will operate at rates from 640
              . . . .   Kbps to 7 Mbps downstream and
              . . . .   from 272 Kbps to 1.088 Mbps
              . . . .   upstream.

FlexCap2 RADSL          Rate Adaptive DSL system that             High speed internet access, remote       1997
              . . . .   operates at rates from 640 Kbps to        LAN extension, work at home,
              . . . .   2.24 Mbps downstream and 272 Kpbs         corporate training and distance learning
              . . . .   to 1.088 Mbps upstream.  The              while providing simultaneous standard
              . . . .   rate adaptive capability enables the      telephone service. In addition, RADSL
              . . . .   operating speed to be automatically       system can be configured to near
              . . . .   provisioned based on signal quality.      symmetrical rates to support SDSL
              . . . .   Uses CAP technology.                    applications.


     ADSL technology permits the transmission of three communication streams of varying speeds over existing copper wire. The non-repeater transmission distances of current ADSL systems vary based upon the data rate, with a maximum distance of 18,000 feet. The first communication stream provides a one way high speed digital data transmission from a server, such as may be found on the Internet or in a stored video program network, to an end user. The second communication stream provides medium speed bi-directional digital data transmission to and from the end user which enables the end user to respond and interact with the incoming high speed data stream. The third communication stream provides traditional analog voice transmission capabilities permitting simultaneous telephone service.

     Westell's FlexCap ADSL system currently consists of (i) a high speed uni-directional digital data communication stream at rates up to 1.5 or 2.0 Mbps, (ii) a bi-directional control channel (iii) unidirectional and digital data communication stream at rates up to 64 Kbps and (iv) a traditional analog telephone service line. This ADSL system can support high speed data applications, such as high speed Internet access and remote LAN access, and video-on-demand services over existing telephone lines.

     In early calendar year 1997, Westell introduced rate adaptive FlexCap ADSL systems using RADSL technology which increased the bi-directional transmission capacity to up to 1.08 Mbps with maximum uni-directional rate of 2.24 Mbps. RADSL allows telcos to automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the transmission distance. This rate adaptability allows telcos to maximize the digital capacity of copper wire and facilitates installation of ADSL systems, thereby increasing the utilization of poor quality copper telephone wires which traditionally have required extensive installation and monitoring.

     The Company also markets other products that the facilitate incorporation of DSL technology into their network infrastructures. Westell has worldwide distribution rights to market AccessVision, an open systems standards-based software management system that monitors and controls DSL equipment and the interactive services transmitted through DSL technology. AccessVision was developed by Atlantech Technologies, Ltd. Westell's distribution rights to AccessVision expire in December 2001.

     Currently over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. Bell Atlantic and British Telecom have connected over 2,000 customers to Westell's FlexCAP ADSL systems. Telecom Italia has connected a total of 1,000 customers to Westell's FlexCAP ADSL systems, 500 each in Rome and Milan. ADSL applications in these trials include interactive video-on-demand, music-on-demand, catalog shopping, financial services, games-on-demand, television-on-demand and long distance learning services. Internationally, Westell's DSL systems have been purchased by telephone administrations in Australia, Belgium, Canada, Hong Kong, Italy, Japan, Norway, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom.

     The Company's HDSL systems eliminate the need for telcos to condition the copper wire and to install line repeaters for distances of up to 12,000 feet. Westell's HDSL systems also contain performance and monitoring functions with remote accessibility that may supplant the need for repeaters and NIUs. Westell currently sells its HDSL systems to the federal government and primarily markets its InterAccess HDSL systems outside the U.S.

     The Company's future growth is substantially dependent upon whether DSL technology, particularly as it relates to ADSL systems, gains widespread commercial acceptance by telcos. Since 1992, the Company has invested, and expects to continue to invest, significant resources in the development of DSL technology. However, the market for products using ADSL technology is only now emerging as customers have recently begun to consider implementing ADSL technology in their networks. As a result, revenues from DSL systems have been difficult for the Company to forecast, and the Company's overall results of operations have experienced substantial fluctuations in recent periods. The timing of orders and shipments of DSL systems can have a significant impact on the Company's revenues and results of operations. For example, during each of the quarters during fiscal 1997 the Company has generated DSL revenue but at varying levels. This variability related to DSL revenue has resulted in a reduction in quarterly revenue when compared to the preceding quarter in four of the past eight quarters contained in fiscal 1996 and 1997. In addition, during the third quarter of fiscal 1997 the Company reserved for $5 million in piece part inventory primarily as a result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company's ability to achieve profitability or revenue growth in the future will depend upon market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company. Customers have deployed the Company's DSL systems primarily for technical and marketing trials. In November 1996, Sasktel, a Canadian Telephone service provider, began offering service utilizing ADSL in certain areas of its service territory on a commercial basis. The Company is unable to predict whether other technical and marketing trials will be successful and when significant commercial deployment will begin, if at all.

     The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on new technologies such as ADSL. Historically, telcos have been cautious in implementing new technologies. Telcos' and other customers' deployment of DSL technology may be prevented or delayed by a number of factors, including lengthy product approval and purchase processes, decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of demand for interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems, optical fiber, wireless local loop and policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that customers will pursue the deployment of products using ADSL technology. Even if customers adopt policies favoring full-scale implementation of DSL technology, there is no assurance that sales of the Company's DSL systems will become significant or that the Company will be able to successfully introduce on a timely basis or achieve sales of ADSL systems and other products based upon DSL technology planned for future introduction. Due to increased competition, low barriers to entry, product pricing pressures and new product introductions in the Company's core DS0 and DS1 markets, these DS0 and DS1 product groups are not expected to generate sufficient revenues or profits to offset any losses that the Company may experience due to a lack of sales of ADSL systems and other DSL products currently under development. As a result, if telcos fail to deploy the Company's DSL systems, and the Company therefore does not receive significant revenues from DSL sales, then the Company's business and results of operations will be materially adversely affected and there can be no assurance that the Company will achieve profitability in the future.

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

     The following table sets forth a representative list of the Company's DS1 products and their applications:


                                                                                                              Year
           Product                   Description                           Applications                   Introduced


NIU                     Network Interface Unit providing          Facilitates the maintenance of T-1           1986
                        for maintenance of T-1 facilities.        facilities to access services such
                                                                  as frame relay and primary rate
                                                                  ISDN.

NIU-PM                  Network Interface Unit with               Facilitates the maintenance and              1992
                        Performance Monitoring that stores        provides performance monitoring of
                        information for seven days.               T-1 facilities to access services
                                                                  such as frame relay and primary
                                                                  rate ISDN.

QuadJack                Transport system that provides            Provides transport and facilitates           1994
                        transmission medium for one to            maintenance for high speed digital
                        four DS1 signals over fiber.              circuits over fiber optic
                                                                  facilities.

SmartLink               Automatic Protection System for up        Increases the reliability of T-1             1995
                        to 8 T-1 customer lines.                  and other high speed digital
 . . . . . . . . . . .                                             facilities. Used for critical circuits
 . . . . . . . . . . .                                             such as those used to provide
 . . . . . . . . . . .                                             service to cellular telephone sites.


     Many of the Company's DS1 products, such as its NIUs, smart line repeaters, office repeaters and T-1 maintenance service switches, function to monitor and control the quality of digital transmission over copper wire. The Company's NIU products allow telcos to monitor transmission conditions and to detect performance problems in circuits from remote locations. All of the RBOC's and GTE have purchased the Company's NIUs. Westell also developed and co-patented with Ameritech a second generation NIU known as NIU-PM which monitors and stores information for seven days so that telcos can study and detect any irregular operations and performance of a line over time. The Company customizes its NIU products to meet customers' particular needs. Sales of NIU products represented 45.5% and 52.5% of the Company's revenues in fiscal 1996 and 1997, respectively.

     In fiscal year 1997, the Company began volume shipments of its newest NIU platform coined "SlimJack." These new units are half the size of previous NIU units and make extensive use of Surface-mount Manufacturing Technology ("SMT"). In addition, the Company also introduced its Multiplexer Termination System ("MTS") to the market in fiscal 1997. The MTS system is used as an adjunct to lightwave fiber optic multiplexers that are providing DS1 service to the customer premise. The MTS system employs application optimized NIUs to provide maintenance loopback and testing.

     To address growing wireless and Personal Computer System ("PCS") markets, Westell introduced its FlexPack line of outside plant environmental enclosures. These enclosures are used by Telcos to facilitate the provisioning of wireless or fiber optic entrance links to PCS and other wireless communication sites. The FlexPack enclosures can be equipped with T-1 NIUs, HDSL remote units or Westell's QuadJack fiber optic multiplexers.

     The Company's SmartLink Automatic Protection Switch system ("APS") monitors up to eight customer T-1 channels and allows telcos to provide uninterrupted service in the event of a fault of any channel. Once the APS detects a fault in one channel, it automatically places that signal on a protection channel and generates a notification alarm at the telco's central office, thereby significantly reducing network downtime and costly data interruption. APS is currently being deployed by three RBOCs and is in field trials with two additional RBOCs.

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

     The following table sets forth a representative list of the Company's DS0 products and their applications:


                                                                                                       Year
           Product                   Description                  Applications                      Introduced


DST                     Data Station Termination unit             Point of sale, lottery and other      1983
                        providing maintenance and                 analog data.
                        equalization of data transmission.

Tandem                  Provides DS0 and analog channel           Special services inter-office         1987
                        cross connections in tandem D4            cross connections.
                        environment.

TwinLine                Allows second channel to be added         Business and second lines.            1994
                        to a single pair of copper wires.


Campus Loopback
Unit                    Maintenance loopback for analog           Private data networks.                1995
                        data.


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

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process. The Company regularly customizes products to address particular customer product needs. For the fiscal years ended March 31, 1995 and 1996, the Company recognized income of $800,000 and $2.6 million, respectively, for customer sponsored research and development. Research and development expenses for fiscal 1995, 1996 and 1997 were $10.8 million, $12.6 million, and $22.0 million, respectively. To date, all research and development costs have been charged to operating expense as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred.

     The following table sets forth some of the products under development by the Company:



       Product                       Description                                 Applications


SuperVision DSLAM .    Broadband platform that consolidates         Aggregates many DSL facilities providing
 . . . . . . . . . .    multiple DSL lines into a single ATM         efficient network backbone transport.
 . . . . . . . . . .    interface using DS-3 or E3 interface.

SuperVision CAP . .    An ADSL transport system that delivers       Interactive multimedia, video-on-demand,
RADSL Line Cards  .    up to 7.0 Mbps of digital bandwidth          live broadcast, high speed Internet
                       downstream to end users and up to 1 Mbps     access and LAN interconnect, while
                       upstream of rate adaptive digital bandwidth. providing simultaneous standard
                       Uses CAP technology. Used in connection      telephone service.
                       with SuperVision multiplexers.

SuperVision DMT . .    An ADSL transport system that delivers       Interactive multimedia, video-on-demand,
ADSL Line Cards . .    up to  8.0 Mbps of digital bandwidth         live broadcast, high speed Internet
                       downstream to end users and up               access and LAN interconnect, while
                       to 1 Mbps upstream of rate adaptive digital  providing simultaneous standard
                       bandwidth. Uses discrete multi-tone          telephone service.
                       ("DMT") technology. Used in connection
                       with SuperVision multiplexers.


     To provide a more efficient transport of individual DSL facilities over telephone networks, Westell is developing its SuperVision access multiplexer. This SuperVision system will aggregate many DSL systems into a single high speed optical link thereby facilitating the connection between copper wire digital transmission used in the local access network and the optical fiber transmission in the network "backbone." In addition, the Company announced the development of the associated SuperVision line card to provide up to 8.0 Mbps of bandwidth supporting multiple simultaneous video-on-demand channels of information. Westell's current FlexCap and SuperVision systems are based on CAP technology. Westell is also developing a similar SuperVision line card which will utilize DMT technology instead of CAP technology and which is expected to provide up to 8.0 Mbps of downstream data and 1 Mbps upstream as well as traditional telephone service.

     The Company currently anticipates that it will introduce the products listed in the above table in fiscal year 1998. However, there can be no assurance that the Company will be able to introduce such products as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology, new industry standards or new product announcements by competitors. The markets for the Company's products are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and evolving telco service offerings. If technologies or standards applicable to the Company's products (or telco service offerings based on the Company's products) become obsolete or fail to gain widespread commercial acceptance, then the Company's business and results of operations will be materially adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in telco services could render the Company's existing products, as well as products under development, obsolete and unmarketable. For instance, during the third quarter of fiscal 1997, the Company reserved for $5 million in piece part inventory primarily as a the result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. In addition, the Company believes that the continued deployment of new technologies in the U.S., such as HDSL, in the local access network will adversely affect demand for certain of its existing products such as NIUs, which accounted for 45.5% and 52.5% of the Company's revenues in fiscal 1996 and 1997, respectively, and that its future success will largely depend upon its ability to continue to enhance its existing products and to successfully develop and market new products on a cost-effective and timely basis. In this regard, most of the Company's current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. While the Company has competed successfully to date by developing high performance products for transmission over copper wire, it expects that the increasing deployment of fiber and wireless broadband transmission in the local access network (each of which uses a significantly different process of delivery) will require the Company to develop new products to meet the demands of these emerging transmission media.

     The Company's past sales and profitability have resulted, to a significant extent, from its ability to anticipate changes in technology, industry standards and telco service offerings, and to develop and introduce new and enhanced products. The Company's continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Due to rapid technological changes in the telecommunications industry, the RBOCs' lengthy product approval and purchase processes and the Company's reliance on third-party technology for the development of new products, there can be no assurance that the Company will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that the Company will have the financial and manufacturing resources necessary to continue to successfully develop new products based on emerging technology or to otherwise successfully respond to changing technology, industry standards and telco service offerings.

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

CUSTOMERS

     The Company's principal customers historically have been U.S. telcos. Since fiscal 1993, the Company has also marketed its products internationally. The Company's customers include all seven RBOCs, GTE, British Telecom and Telecom Italia. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, interexchange carriers and the U.S. federal government. International revenues represented approximately $3.7 million, $19.8 million and $4.4 million of the Company's revenues in fiscal 1995, 1996 and 1997, respectively, accounting for 5.0%, 23.8% and 5.5% of the Company's revenues in such periods.

     The following table lists certain customers of the Company and end users of the Company's products:


                         Domestic                         International


                         Ameritech                         Belgacom
                         Bell Atlantic                     BC Tel Canada
                         Bell South                        Bell Canada
                         GTE                               British Telecom
                         MCI                               Entel Chile
                         NYNEX                             Hong Kong Telecom
                         Pacific Telesis                   Korea Telecom
                         SBC Communications                Singapore Telecom
                         Sprint                            Swiss Telecom
                         US West                           Sask Tel Canada
                                                           Telecom Finland LTD
                                                           Telecom Italia
                                                           Telecom Malaysia
                                                           Telefonica Spain
                                                           Telenor
                                                           Telecom Australia


     Sales to the RBOCs and British Telecom accounted for 74.3%, 64.9% and 62.7% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively. The Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the success of the RBOCs' services that use the Company's products and the financial and operating success of these providers. Sales to Ameritech and U.S. West accounted for 18.3% and 11.1% of the Company's revenues in fiscal 1997, respectively.

     The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 74.3%, 53.8% and 61.9% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively. Consequently, the Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations. Bell Atlantic and NYNEX has recently completed a merger and Pacific Telesis and SBC Communications have announced their intent to merge. The Company is unable to predict what effect either of these mergers will have on the demand for the Company's ADSL systems or other products.

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

MARKETING, SALES AND DISTRIBUTION

     The Company sells its products in the U.S. principally through its domestic field sales organization. The Company markets its products internationally in over 40 countries under various distribution arrangements that include OEM agreements, technology licenses and distributors supported by partners and internationally based sales personnel. The Company's field sales organizations and distributors receive support from internal marketing, sales and customer support groups. As of March 31, 1997, the Company's marketing, sales and distribution programs were conducted by 154 employees.

     International revenues represented 23.8% and 5.5% of the Company's revenues in fiscal 1996 and 1997, respectively. The Company's international operations are based in Aurora, Illinois and are also conducted through business operations in Ottawa, Canada, Cambridge, England, Hong Kong and Singapore, and a distribution and service network that supports customers in more than 40 countries. The Company expects to continue to pursue international market opportunities by focusing primarily on sales of DSL products in international markets. The Company believes that there is a greater demand for DSL products in international markets compared to DS0 and DS1 products due to a growing demand in foreign countries for services that require high speed digital transmission.

     The Company believes that international revenues will represent a significant percentage of revenues in the future. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. The Company's contracts with its international customers are typically denominated in foreign currency and any decline in the value of such currency could have a significant impact on the Company's business and results of operations. For example, in fiscal 1996, the Company incurred a $270,000 transaction loss on receivable due to foreign currency fluctuations. To date, the Company has not engaged in hedging with respect to its foreign currency exposure but may do so in the future. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the U.S. There can be no assurance that the risks associated with the Company's international operations will not materially adversely affect the Company's business and results of operations in the future or require the Company to modify significantly its current business practices.

     The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies such as ADSL Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the telcos, telcos' budgets and regulatory issues affecting telcos and other local access service providers. In addition, the requirement that telcos obtain FCC approval for certain services prior to their implementation has in the past delayed the approval processes.

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

     The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been relatively insignificant. Although the Company maintains a comprehensive quality control program, there can be no assurance that the Company's products will not suffer from defects or other deficiencies or that the Company will not experience a material product recall in the future. Complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Any product recall as a result of such errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of the Company's products and have a material adverse effect on the Company's business and results of operations. The Company's standard limited warranty for its ADSL products ranges from one to five years. Since the Company's DSL products are new, with limited time in service, the Company cannot predict the level of warranty claims that it will experience for these products. Despite testing by the Company and its customers, there can be no assurance that existing or future products based on DSL or other technology will not contain undetected errors or failures when first introduced or as new versions are released. Such errors or failures could result in warranty returns in excess of those historically experienced by the Company and have a material adverse effect on the Company's business and results of operations.

MANUFACTURING

     The Company purchases parts and components for its products from a number of suppliers through a worldwide sourcing program. Certain key components, such as integrated circuits and other electronic components, used in the Company's products are currently available from only one source or a limited number of suppliers. For instance, the Company currently depends on GlobeSpan Technologies to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. The Company purchases integrated circuits from GlobeSpan Technologies on a purchase order basis under a formal supply arrangement. GlobeSpan Technologies in turn sources these integrated circuits from Lucent Technologies. The Company anticipates that integrated circuit production capacity and availability of certain electronic components of its suppliers may be insufficient to meet demand for such components in the future. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of certain of its key components, such as integrated circuits, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

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

     A substantial portion of the Company's shipments in any fiscal period relate to orders for certain products received in that period. Further, a significant percentage of orders, such as NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and limited finished goods inventory at its manufacturing facility. In addition, the Company maintains some finished goods inventory at the customer's site pursuant to an agreement that the customer will eventually purchase such inventory. Final testing and shipment of products to customers occurs in the Company's Aurora, Illinois facilities. The Company's domestic facilities are certified pursuant to ISO 9001.

     The Company's backlog for its DS1 and DS0 products at March 31, 1997 was $1.3 million. The Company believes that because a substantial portion of customer orders for DS1 and DS0 products are filled within the quarter of receipt, the Company's backlog is not a meaningful indicator of actual revenues for these products for any succeeding period. In general, customers purchasing DSL products may reschedule orders without penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their DSL product needs. Since backlog of DSL products can be rescheduled without penalty, the Company does not believe that its backlog of DSL products is a meaningful indicator of future revenues from DSL products.

COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Amati Communications Corp., Paradyne, ECI Telecom, Inc., Ericsson, Netspeed, AGCS, Diamond Lane, US Robotics, PairGain Technologies, Inc., Orckit Communications, Ltd. and Performance Telecom Corp. The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act which was signed into law on February 8, 1996, permits the RBOCs to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

     Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Many telcos and other local access providers have adopted policies that favor the deployment of fiber. To the extent that customers choose to install fiber and other transmission media between the central office and the end user, the Company expects that demand for its copper wire-based products will decline. Telcos face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telcos decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for ADSL products could decline. In addition, the deployment of certain products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. Specifically, the deployment of HDSL systems in the U.S., which reduces telcos' need for T-1 repeaters and NIUs, may result in a decrease in demand for Westell's DS1-based products. Further, the Company believes that the domestic market for many of its DS0-based products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed.

TELECONFERENCE SERVICES

     Conference Plus provides operator-assisted and automatic teleconferencing services to customers throughout the U.S. The Company manages its teleconferencing services through its operations center located in Schaumburg, Illinois. Teleconferencing services allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. The Company's strategy in this market is to apply its expertise as a telecommunications products manufacturer to provide cost-effective and quality teleconferencing services to satisfy the growing customer demand for these services. Conference Plus was started by the Company in October 1988, and generated $6.8 million, $7.7 million and $10.3 million in revenues in fiscal 1995, 1996 and 1997, respectively.

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

     Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Any impairment or termination of the Company's relationship with any licensers of third-party technology would force the Company to find other developers on a timely basis or develop its own technology. There can be no assurance that the Company will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that the Company will obtain third-party technology on commercially reasonable terms or that the Company will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business and results of operations.

     The Company's ADSL products are dependent upon a CAP transceiver technology licensed from GlobeSpan Technologies, Inc. GlobeSpan Technologies is currently the sole provider of this CAP transceiver technology and the Company currently would not be able to produce any of its ADSL systems without using this technology. The GlobeSpan license (the "GlobeSpan License"), which expires in December 2002, is nonexclusive and this technology has been licensed to numerous manufacturers. The Company has entered into cooperation and development agreements with other technology suppliers who are developing alternative DSL transceiver technologies, such as DMT technology. Consequently, in the event GlobeSpan fails to renew the GlobeSpan License, the Company believes that it will have sufficient access to alternative sources of DSL technology prior to December 2002 so that it will be able to continue to produce ADSL systems. However, the cancellation or failure of GlobeSpan to renew the GlobeSpan License would materially adversely affect the Company's business and results of operations if other sources of DSL technology do not become readily available on similar terms or telcos elect not to deploy DSL systems utilizing alternative DSL technologies, such as DMT transceiver technology.

     In addition, the owner of GlobeSpan (Texas Pacific Group) has formed a business unit (Paradyne) that develops and markets products competitive with the Company's products, such as ADSL. Although this newly-formed business unit does not affect the GlobeSpan License and is a separate company from GlobeSpan, there can be no assurance that the formation of this business unit will not affect the Company's ability to license CAP transceiver technology from GlobeSpan after the license expires.

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

EMPLOYEES

     As of March 31, 1997, the Company had 795 full-time employees. Westell's telecommunications business had a total of 692 full-time employees, consisting of 154 in sales, marketing, distribution and service, 154 in research and development, 348 in manufacturing and 36 in administration. Conference Plus had a total of 103 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

     During fiscal 1997 the Company moved into approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago. The Company also leases facilities in Schaumburg, Illinois for Conference Plus, and in Tampa, Florida and Cambridge, England for its international operations. The Aurora facility was constructed through a Limited Liability Corporation ("LLC") with a real estate developer. The Company has entered into a 15 year lease of this facility with the LLC. Since the Company has funded the construction, the lease payments have been abated. It is the Company's intent to sell this property, repay any financing and lease the facility from a third party.

     While the Company believes its current facilities are adequate to support its present level of operations, it believes that it will require additional space in the next two years to accommodate additional expansion of its business operations. The Company estimates that its manufacturing facilities are operating at a utilization rate of approximately 50%.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation in the normal course of business. In January 1995, a former officer of a subsidiary of the Company filed a suit against the Company alleging damages suffered as a result of wrongful termination and breach of contract. During fiscal year 1997, a settlement was reached with the plaintiff and the Company received a partial reimbursement from their insurance carrier. The net settlement expense of approximately $400,000 is included in Other Income (Expense) in the accompanying statements of operations for the year ending March 31, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company effected its initial public offering on November 30, 1995 at a price to the public of $6.50 per share. The Company's Class A Common Stock is quoted on the NASDAQ National Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low closing sale prices for the Class A Common Stock as reported on the NASDAQ National Market, which prices reflect the two-for-one Stock Split of the Company's Class A and Class B Common Stock to holders of record on May 20, 1996 and paid on June 7, 1996 (the "Stock Split").


                                                                             High                   Low


Fiscal Year 1996
  Third Quarter (from December 1, 1995) . . . . . . . . . . . . . . . . .   $13 13/16             $ 9  3/4
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20                     9  5/8
Fiscal Year 1997
  First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56                    18  5/8
  Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46   1/4              19  1/4
  Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47   3/8              21
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24   7/8               8  5/8
Fiscal Year 1998
  First Quarter (through June 24, 1997) . . . . . . . . . . . . . . . . .    25   7/8              10  3/4


     As of June 24, 1997, there were approximately 352 holders of record of the outstanding shares of Class A Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data as of March 31, 1993, 1994, 1995, 1996 and 1997 and for each of the five fiscal years in the period ended March 31, 1997 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K


                                                                     Fiscal Year Ended March 31,
                                                         1993       1994        1995        1996        1997
                                                                (in thousands, except per share data)


Statement of Operations Data:
Revenues  . . . . . . . . . . . . . . . . . . . .     $ 43,221   $ 51,051    $ 74,029    $ 83,236   $ 79,385

Cost of goods sold  . . . . . . . . . . . . . . .       25,358     30,250      44,494      50,779     57,832
     Gross margin . . . . . . . . . . . . . . . .       17,863     20,801      29,535      32,457     21,553
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . .        5,688      8,068      12,169      13,744     16,214
  Research and development  . . . . . . . . . . .        5,284      7,695      10,843      12,603     21,994
  General and administrative  . . . . . . . . . .        4,092      5,502       6,701       8,364      9,757
     Total operating expenses . . . . . . . . . .       15,064     21,265      29,713      34,711     47,965
Operating income (loss) from continuing
  operations  . . . . . . . . . . . . . . . . . .        2,799       (464)       (178)     (2,254)   (26,412)
Other income (expense), net . . . . . . . . . . .          (14)       (36)         34        (226)      2221
Interest expense  . . . . . . . . . . . . . . . .          137        176         769         859        330
Income (loss) from continuing operations before
  income taxes  . . . . . . . . . . . . . . . . .        2,648       (676)       (913)     (3,339)   (24,521)
Provision (benefit) for income taxes  . . . . . .          913       (989)       (788)     (1,886)    (9,820)
Income (loss) from continuing operations  . . . .        1,735        313        (125)     (1,453)   (14,701)
Discontinued operations (loss)  . . . . . . . . .          (37)      (100)       (383)       (622)        (5)
Net income (loss) . . . . . . . . . . . . . . . .     $  1,698   $    213    $   (508)   $ (2,075)  $(14,706)
Net income (loss) per share:<F1>
  Continuing operations . . . . . . . . . . . . .     $   0.06   $   0.01    $  (0.01)   $  (0.05)  $  (0.41)
  Discontinued operations . . . . . . . . . . . .           --      (0.00)      (0.01)      (0.02)     (0.00)
Net income (loss) per share . . . . . . . . . . .     $   0.06   $   0.01    $  (0.02)   $  (0.07)  $  (0.41)
Dividends declared per share  . . . . . . . . . .     $     --   $     --    $     --    $     --   $     --
Average number of common shares outstanding <F1>.       27,620     28,486       28,952     30,846     35,940

                                                                             March 31,
                                                         1993       1994        1995        1996        1997

Balance Sheet Data:
Working capital . . . . . . . . . . . . . . . . .     $  5,137   $  3,053    $   1,280   $ 28,741   $ 65,105
Total assets  . . . . . . . . . . . . . . . . . .       15,777     29,327       40,276     64,448    108,049
Revolving promissory notes  . . . . . . . . . . .        1,700      1,700       11,089       --           --
Long-term debt, including current portion . . . .          704      3,339        4,129      4,427      6,487
Total stockholders' equity  . . . . . . . . . . .        7,719      8,002        7,558     38,985     86,188

<F1>     Adjusted to reflect the Stock Split. See Notes 1 and 11 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its DS0 and DS1 product lines, particularly the sale of NIUs and related products, which accounted for at least 45% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 20.6%, 24.4% and 10.9% of revenues in fiscal 1995, 1996 and 1997, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 and consumer products claims processing services since fiscal 1994. Revenues from audio teleconferencing services constituted 9.2% of the Company's revenues in both fiscal 1995 and 1996 and 13.0% in fiscal 1997. In July 1996, the Company completed the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

     The Company's customer base is comprised primarily of the RBOCs, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In late fiscal 1992, the Company significantly increased its investment in new product development based on emerging technologies, particularly ADSL, and began expanding its sales and marketing efforts to cover new product lines and planned expansion into international markets. International operations accounted for 5.0%, 23.8% and 5.5% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1995, 1996 and 1997.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. For instance, in the current fiscal year, the majority of the DSL revenue has been generated by data dial tone ADSL shipments. Customer focus has migrated from video dial tone applications (i.e., video on demand, distance learning, etc.) to data dial tone applications (i.e., Internet access, work at home, etc.) due to the growth in users accessing the World Wide Web through the Internet and the need to increase the transmission speed when down loading large text, graphics, and video files. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:



                                                                               Fiscal Year Ended March 31,
                                                                               1995         1996       1997


Equipment sales . . . . . . . . . . . . . . . . . . . . . . . . . . .          90.8%        90.7%      87.0%
Service revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.2          9.3       13.0
  Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0        100.0      100.0

Cost of equipment sales . . . . . . . . . . . . . . . . . . . . . . .          55.0         55.5       64.9
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . .           5.1          5.5        8.0
  Total cost of goods sold  . . . . . . . . . . . . . . . . . . . . .          60.1         61.0       72.9

    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . .          39.9         39.0       27.1

Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .          16.4         16.5       20.4
  Research and development  . . . . . . . . . . . . . . . . . . . . .          14.6         15.2       27.7
  General and administrative  . . . . . . . . . . . . . . . . . . . .           9.1         10.0       12.3

     Total operating expenses . . . . . . . . . . . . . . . . . . . .          40.1         41.7       60.4

Operating income (loss) from continuing operations  . . . . . . . . .          (0.2)        (2.7)     (33.3)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . .           0.0         (0.3)       2.8
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           1.0          1.0        0.4

Income (loss) from continuing operations before income taxes  . . . .          (1.2)        (4.0)     (30.9)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .          (1.0)        (2.3)     (12.4)

Income (loss) from continuing operations  . . . . . . . . . . . . . .          (0.2)        (1.7)     (18.5)
Discontinued operations (loss)  . . . . . . . . . . . . . . . . . . .          (0.5)        (0.8)      (0.0)

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.7)%       (2.5)%    (18.5)%


FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997

     Revenues. Revenues were $74.0 million, $83.2 million and $79.4 million in fiscal 1995, 1996 and 1997 respectively. Revenues increased 12.4% from fiscal 1995 to 1996 and decreased 4.6% from 1996 to 1997. The fiscal 1996 increase was primarily due to a $5.1 million increase in DSL equipment revenues reflecting video dial tone trial shipments to two international customers offset in part by video dial tone trial shipments to one domestic customer made in fiscal 1995. DS1 product revenues increased $3.3 million from fiscal 1995 to 1996 due primarily to overall unit volume increases which were offset in part by lower average unit sales prices due to change in product sales mix and competitive pricing pressure on unit sales prices. The fiscal 1997 decrease in equipment revenue of $6.5 million was primarily due to a $11.6 decrease in DSL equipment revenues offset by an increase in DS1 equipment revenues of $5.3 million. The decrease in DSL revenue was more than accounted for by the absence of $14.0 million in video dial tone trial shipments to two foreign telephone operators as telephone operators in general migrated their focus from video dial tone trial activity (video on demand) to data trials of DSL equipment. DSL shipments in fiscal 1997 consisted primarily of data dial tone product shipments for field and marketing trials. Unit shipments of DSL products have increased, but have a lower average sales price when compared to the DSL product sales made in fiscal 1996. The lower average sales price of DSL equipment is primarily a result of product integration efforts. The fiscal 1997 increase in DS1 sales was caused by overall unit volume increases and slightly higher average unit sales prices as a result of change in product mix which was offset in part by continued competitive pricing pressures on unit sales prices when compared to fiscal 1996. Service revenues increased $900,000 and $2.6 million in fiscal 1996 and 1997, respectively, due primarily to increased audio conference calling volume from the Company's Conference Plus subsidiary.

     Gross Margin. Gross margin decreased as a percentage of revenues from 39.9% in fiscal 1995 to 39.0% in fiscal 1996 and to 27.1% in fiscal 1997. These decreases were due to product pricing pressures and changes in product mix within the Company's DS1 and DS0 product lines. In fiscal 1996 this decrease was offset in part by higher gross margins received on video dial tone units shipped to two foreign telephone operators. The 1997 decrease in gross profit margin was also significantly effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million during the third quarter of 1997. This inventory reserve was the result of the new generation RADSL platform reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 33.4% for fiscal 1997. The gross margin for fiscal 1997 was additionally impacted by a large video teleconference equipment OEM sale with a lower margin than the Company's other equipment sales.

     Sales and Marketing. Sales and marketing expenses were $12.2 million, $13.7 million and $16.2 million in fiscal 1995, 1996 and 1997, respectively, constituting 16.4%, 16.5% and 20.4% of revenues, respectively. These increases in sales and marketing expenses were primarily due to staff additions, in both domestic and international markets, to support and promote the Company's product lines, particularly ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

     Research and Development. Research and development expenses were $10.8 million, $12.6 million and $22.0 million in fiscal 1995 1996 and 1997, respectively, constituting 14.6%, 15.2% and 27.7% of revenues, respectively. These increases in research and development expenses were due primarily to costs associated to additional hiring and increased prototype material costs to support new and existing product development for ADSL, RADSL and other emerging technology products. Furthermore, the Company had received nonrecurring engineering project funding of $800,000 and $2.6 million in fiscal 1995 and 1996, respectively, for a customer sponsored research and development project that was not present in fiscal 1997. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will increase in absolute dollars.

     General and Administrative. General and administrative expenses were $6.7 million, $8.4 million and $9.8 million in fiscal 1995, 1996 and 1997 respectively, constituting 9.1%, 10.0% and 12.3% of revenues, respectively. The dollar increases in general and administration expenses were due primarily to additional personnel to handle expanded corporate infrastructure in domestic and international markets. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

     Interest Expense. Interest expense was $769,000, $859,000 and $330,000 for fiscal 1995, 1996 and 1997, respectively. Interest expense increased, in fiscal 1995 and 1996, as a result of interest expense incurred by the Company in connection with borrowings under its revolving promissory notes to fund expanded working capital requirements and, to a lesser extent, interest incurred under capital lease obligations. The 1997 decrease in interest expense was a result of the Company utilizing approximately $11.1 million of the proceeds generated in the Company's initial public offering of Class A Common Stock in November 1995 to repay amounts outstanding under the Company's revolving promissory notes.

     Benefit for Income Taxes. Benefit for income taxes was $788,000, $1.9 million and $9.8 million in fiscal 1995, 1996 and 1997, respectively. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to utilize $632,000, $790,000 and $398,000, respectively, in tax credits primarily generated by increasing research and development activities. The Company has approximately $3.1 million in income tax credit carry forwards and a tax benefit of $8.9 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

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


                                                              Quarter Ended
                                             Fiscal 1996                           Fiscal 1997

                            June 30, Sept. 30,   Dec. 31,  Mar. 31,   June 30, Sept. 30,   Dec. 31,  Mar. 31,
                             1995      1995       1995      1996       1996      1996       1996      1997
                                                                (in thousands)


Equipment sales . . . .     $20,562   $18,639    $19,429   $16,889    $17,412   $18,677    $15,670   $17,307
Service revenue . . . .       1,925     1,821      1,917     2,054      2,846     2,375      2,387     2,711
   Total revenues . . .      22,487    20,460     21,346    18,943     20,258    21,052     18,057    20,018
Cost of equipment sales      11,739    11,479     12,057    10,887     11,220    12,830     15,363    12,130
Cost of services  . . .       1,083     1,132      1,168     1,234      1,779     1,251      1,557     1,702
   Total cost of goods sold  12,822    12,611     13,225    12,121     12,999    14,081     16,920    13,832
     Gross margin . . .       9,665     7,849      8,121     6,822      7,259     6,971      1,137     6,186

Operating expenses:
  Sales and marketing .       3,685     3,428      3,671     2,960      3,922     3,627      4,200     4,465
  Research and
    development . . . .       3,024     3,358      3,252     2,969      4,222     4,737      5,851     7,184
  General and
    administrative  . .       2,021     2,065      2,236     2,042      2,224     2,115      2,730     2,688
    Total operating
      expenses  . . . .       8,730     8,851      9,159     7,971     10,368    10,479     12,781    14,337

Operating income (loss)
  from continuing
  operations  . . . . .         935    (1,002)    (1,038)  (1,149)    (3,109)    (3,508)   (11,644)   (8,151)

Other income (expense),
  net . . . . . . . . .        (258)       55         82     (105)       228        473        631       889
Interest expense  . . .         260       261        290       48         97        100         30       103

Income (loss) from
  continuing operations
  before income taxes .         417    (1,208)    (1,246)  (1,302)     (2,978)   (3,135)   (11,043)   (7,365)
Provision (benefit) for
  income taxes  . . . .          28      (586)      (617)    (711)     (1,290)   (1,205)    (4,295)   (3,030)

Income (loss) from
  continuing
  operations  . . . . .         389      (622)      (629)    (591)     (1,688)   (1,930)    (6,748)   (4,335)
Discontinued operations
  (loss)  . . . . . . .         (65)     (529)       (24)      (4)         (7)        3         (0)       (1)
 . . . . . . . . . . . .

Net income (loss) . . .     $   324   $(1,151)   $  (653) $  (595)   $ (1,695) $ (1,927)  $ (6,748) $ (4,336)

                                                              Quarter Ended
                                             Fiscal 1996                            Fiscal 1997

                            June 30, Sept. 30,   Dec. 31,  Mar. 31,   June 30, Sept. 30,   Dec. 31,  Mar. 31,
                             1995      1995       1995      1996       1996      1996       1996      1997

Equipment sales             91.4%      91.1%     91.0%     89.2%      86.0%     88.7%       86.8%     86.5%
Service revenue              8.6        8.9       9.0      10.8       14.0      11.3        13.2      13.5
  Total revenues           100.0      100.0     100.0     100.0      100.0     100.0%      100.0%    100.0%

Cost of equipment sales     52.2       56.1      56.5      57.5       55.4      60.9        85.1      60.6
Cost of services             4.8        5.5       5.5       6.5        8.8       6.0         8.6       8.5
Total cost of goods sold    57.0       61.6      62.0      64.0       64.2      66.9        93.7      69.1

  Gross margin              43.0       38.4      38.0      36.0       35.8      33.1         6.3      30.9

Operating expenses:
  Sales and marketing       16.4       16.8      17.2      15.6       19.4      17.2        23.3      22.3
  Research and
    development             13.4       16.4      15.2      15.7       20.8      22.5        32.4      35.9
  General and
    administrative           9.0       10.1      10.5      10.8       11.0      10.0        15.1      13.4

    Total operating
      expenses              38.8       43.3      42.9      42.1       51.2      49.7        70.8      71.6

Operating income (loss)
  from continuing
  operations                 4.2       (4.9)     (4.9)     (6.1)     (15.3)    (16.7)      (64.5)    (40.7)

Other income (expense),
  net                       (1.2)       0.3       0.4      (0.6)       1.1       2.2         3.5       4.4
Interest expense             1.2        1.3       1.3       0.2        0.5       0.5         0.2       0.5

Income (loss) from
  continuing operations
  before income taxes        1.8       (5.9)     (5.8)     (6.9)     (14.7)    (14.9)      (61.2)    (36.8)
Provision (benefit) for
  income taxes               0.1       (2.9)     (2.9)     (3.8)      (6.4)     (5.7)      (23.8)    (15.1)

Income (loss) from
  continuing
  operations                 1.7       (3.0)     (2.9)     (3.1)      (8.3)     (9.2)      (37.4)    (21.7)
Discontinued operations
  (loss)                    (0.3)      (2.6)     (0.1)      0.0        0.0       0.0         0.0       0.0

Net income (loss)            1.4%      (5.6)%    (3.0)%    (3.1)%     (8.3)%    (9.2)%     (37.4)%   (21.7)%


     The Company's quarterly equipment revenues have decreased from the levels reported in the June 30, 1995 quarter due in part to a large shipment of ADSL video dial tone trial systems to one foreign telephone operator in the June 1995 quarter. Additional shipments of video dial tone ADSL trial systems occurred in the September 1995 and December 1995 quarters to another foreign telephone operator but at reduced levels from the June 1995 quarter. In the March 1996 quarter, telephone operators' interest switched from trialing video dial tone systems for video on demand and distance learning applications to trialing data dial tone applications related to Internet access and work at home applications due to the growth in users accessing the World Wide Web through the Internet and the need to increase the transmission speed when down loading large text, graphics, and video files. The Company has shipped ADSL systems in each of the quarters presented but at varying levels depending on trial level demands. This variability has resulted in decreased revenue levels particularly from quarters which included large video dial tone shipments made to two foreign telephone operators in the first three quarters of fiscal 1996. Service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

     Gross margin as a percentage of revenues has decreased each quarter since the first quarter of fiscal 1996 as a result of product pricing pressures and product mix changes in each of the Company's product lines as well as investments in manufacturing infrastructure for anticipated ADSL production. The second and third quarter of fiscal 1996 saw margins declining less significantly due to higher margin ADSL video dial tone trial system shipments to a foreign telephone operator. In the third quarter of fiscal 1997, the gross margin was negatively effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million. This inventory reserve was the result of the new generation RADSL platform reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 34.0% for the quarter. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods even if its DSL products achieve market acceptance due to these factors.

     Operating expenses increased during the first three quarters of fiscal 1996 but decreased in the fourth quarter of fiscal 1996 primarily as a result of nonrecurring engineering project funding from a third party in the amount of $1.1 million which offset research and development expenses as the Company continued to make significant investments to support DSL product development. Operating expenses increased in each quarter of fiscal 1997 as the Company continued to increase operating expenses, primarily the hiring of additional personnel, to support the development, introduction and promotion of DSL systems and other new products. And, in the fourth quarter of fiscal 1997, research and development costs were up significantly due to prototyping expenses related to the RADSL and Access Multiplexer platforms. The Company expects to continue to increase operating expenses to support the development, introduction and promotion of DSL systems and other new products. As a result of fluctuations in the timing of revenues of DSL products and increased research and development and sales and marketing expenses, the Company currently anticipates net losses in each of the quarters of fiscal 1998. The Company also recorded a charge of approximately $520,000, net of tax, in the second quarter of fiscal 1996 in connection with the disposition of KPINS.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November 1995, the Company effected the initial public offering of its Class A Common Stock which generated approximately $33.3 million in corporate funding. The Company used the proceeds from the offering to repay revolving promissory bank notes of approximately $11.1 million which primarily financed working capital. The Company also completed a secondary public offering of Class A Common Stock in June 1996 which generated $61.6 million. At March 31, 1997 the Company had $39.3 million in cash and short term investments consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 1997, the Company had no amounts outstanding under its secured revolving promissory notes and $6.1 million outstanding under its equipment borrowing facility. As of March 31, 1997, the Company had approximately $16.3 million available under these facilities. The revolving promissory notes and the equipment borrowing facility require the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

     The Company's operating activities generated cash of $6.5 million in fiscal 1996 and used cash of $5.3 million and $22.5 million in fiscal 1995 and 1997, respectively. Cash used by operations in fiscal 1995 resulted primarily from decreases in customer deposits and increases in receivables and inventory, offset in part by increases in accounts payable. Cash generated from operating activities in fiscal 1996 was a result primarily of decreases in receivable and inventory and an increase in customer deposits offset in part by an increase in short term investments and a decrease in accounts payable. Cash used by operations in fiscal 1997 resulted primarily from a loss from continuing operations of $18.3 million (net of depreciation) and working capital required by an increase in short term investments and receivables, and a decrease in customer deposits.

     Capital expenditures in fiscal 1995, 1996 and 1997 were $5.2 million, $6.3 million and $9.4 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $7.0 million in fiscal 1998 for capital equipment.

     In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 185,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company currently has a 60% equity ownership interest in the LLC. In December 1996, the Company began occupying the constructed facility held by the LLC (the "Aurora facility"). During the construction period, the Company advanced the LLC the construction funding, which as of March 31, 1997, was $14.4 million. The construction advances to the LLC are non-interest bearing in exchange for abatement of the Aurora facility lease payments to the LLC by the Company. Had the Company been required to make lease payments under the existing 15 year lease agreement with the LLC, the Aurora facility lease costs would have increased by $67,500 for the three months ended March 31, 1997. Minimum future rental payments under the existing lease at March 31, 1997 to the LLC would have been $1,840,000 for each of the years 1998 through 2002 and $20,800,000 over the remaining term of the lease. The Company has the option to buy out the other investor in the LLC and thereby purchase the facility developed by the LLC or sell its interest in the LLC. It is management's intent to sell its interest in the LLC within the next fiscal year, have the LLC repay the construction advances and lease the Aurora facility from a third party. Accordingly, the Aurora facility is presented as a current asset held for sale and the 40% minority interest related to the LLC is included in accrued expenses in the accompanying March 31, 1997 balance sheet

     At March 31, 1997, the Company's principal sources of liquidity were $28.4 million of cash and cash equivalents, $10.9 million in short term investments and $12.4 million and $3.9 million available under its secured revolving promissory notes and equipment borrowing facility, respectively. Borrowings under the secured revolving promissory notes and equipment borrowing facility currently bear interest at the bank's prime rate (8.5% at March 31, 1997). These revolving promissory notes are due on, and the equipment borrowing facility expires in, September 1997 and the Company anticipates that such revolving promissory notes and equipment borrowing facility will be renewed on no less favorable terms.

     The Company had a deferred tax asset of approximately $14.5 million at March 31, 1997. This deferred tax asset relates to (i) tax credit carryforwards of approximately $3.1 million, (ii) a net operating loss carryforward tax benefit of approximately $8.9 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128), which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation between the basic EPS computation to the diluted EPS computation. The SFAS No. 128 presentation is required effective December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128, basic EPS would not have changed from that presented for the year ended March 31, 1997.

                            ______________________

                                 RISK FACTORS

    The following risk factors relate to the Company's business environment. Before making an investment decision in the Company, investors should review the following Risk Factors section which identifies certain risk factors that the occurrence of any one or some combination thereof could have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON EMERGING MARKET FOR ADSL TECHNOLOGY; LOSSES

     The Company's future growth is substantially dependent upon whether DSL technology, particularly as it relates to ADSL systems, gains widespread commercial acceptance by telcos. Since 1992, the Company has invested, and expects to continue to invest, significant resources in the development of DSL technology. However, the market for products using ADSL technology is only now emerging as customers have recently begun to consider implementing ADSL technology in their networks. As a result, revenues from DSL systems have been difficult for the Company to forecast, and the Company's overall results of operations have experienced substantial fluctuations in recent periods. The timing of orders and shipments of DSL systems can have a significant impact on the Company's revenues and results of operations. For example, during each of the quarters during fiscal 1997, the Company has generated DSL revenue but at varying levels. This variability related to DSL revenue has resulted in a reduction in quarterly revenue when compared to the preceding quarter in four of the past eight quarters contained in fiscal 1996 and 1997. In addition, during the third quarter of fiscal 1997 the Company reserved for $5 million in piece part inventory primarily as a result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company's ability to achieve profitability or revenue growth in the future will depend upon market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company. Customers have deployed the Company's DSL systems primarily for technical and marketing trials. The Company is unable to predict whether other technical and marketing trials will be successful and when commercial deployment will begin, if at all.

     Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on new technologies such as ADSL. Historically, telcos have been cautious in implementing new technologies. Telcos' and other customers' deployment of ADSL technology may be prevented or delayed by a number of factors, including lengthy product approval and purchase processes, decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of demand for interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems and optical fiber, and policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that customers will pursue the deployment of products using ADSL technology. Even if customers adopt policies favoring full-scale implementation of DSL technology, there is no assurance that sales of the Company's DSL systems will become significant or that the Company will be able to successfully introduce on a timely basis or achieve sales of ADSL systems and other products based upon DSL technology planned for future introduction. Due to increased competition, low barriers to entry, product pricing pressures and new product introductions in the Company's core DS0 and DS1 markets, these DS0 and DS1 product groups are not expected to generate sufficient revenues or profits to offset any losses that the Company may experience due to a lack of sales of ADSL systems and other DSL products currently under development. As a result, if telcos fail to deploy the Company's DSL systems, and the Company therefore does not receive significant revenues from DSL sales, then the Company's business and results of operations will be materially adversely affected and there can be no assurance that the Company will achieve profitability in the future.

FLUCTUATIONS IN QUARTERLY RESULTS; LACK OF BACKLOG

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

    Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's business and results of operations.

    The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. For instance, in the current fiscal year, the majority of the DSL revenue has been generated by data dial tone ADSL shipments. Customer focus has migrated from video dial tone applications (for example, video on demand, distance learning, etc.) to data dial tone applications (for example, internet access and work at home) due to the growth in users accessing the World Wide Web through the internet and end users' need to increase the transmission speed when down loading large text, graphics, and video files. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and quarterly results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

     There can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology, new industry standards or new product announcements by competitors. The markets for the Company's products are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and evolving telco service offerings. If technologies or standards applicable to the Company's products (or telco service offerings based on the Company's products) become obsolete or fail to gain widespread commercial acceptance, then the Company's business and results of operations will be materially adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in telco services could render the Company's existing products, as well as products under development, obsolete and unmarketable. For instance, during the third quarter of fiscal 1997, the Company reserved for $5 million in piece part inventory primarily as a the result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. In addition, the Company believes that the continued deployment of new technologies in the U.S., such as HDSL, in the local access network will adversely affect demand for certain of its existing products such as NIUs, which accounted for 45.5% and 52.5% of the Company's revenues in fiscal 1996 and 1997, respectively, and that its future success will largely depend upon its ability to continue to enhance its existing products and to successfully develop and market new products on a cost-effective and timely basis. In this regard, most of the Company's current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. While the Company has competed successfully to date by developing high performance products for transmission over copper wire, it expects that the increasing deployment of fiber and wireless broadband transmission in the local access network (each of which uses a significantly different process of delivery) will require the Company to develop new products to meet the demands of these emerging transmission media.

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

COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications, Inc., Applied Digital Access, Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Amati Communications Corp., Paradyne, ECI Telecom, Inc., Ericsson, Netspeed, AGCS, Diamond Lane, US Robotics, PairGain Technologies, Inc., Orckit Communications, Ltd. and Performance Telecom Corp. The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act which was signed into law on February 8, 1996, permits the RBOCs to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

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

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS; LENGTHY SALES CYCLES

     The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 74.3%, 53.8% and 61.9% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively. Consequently, the Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations. Bell Atlantic and NYNEX and Pacific Telesis and SBC Communications, respectively, have recently announced their intent to merge. The Company is unable to predict what effect either of these mergers, if completed, would have on the demand for the Company's ADSL systems or other products.

    The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as RADSL. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval process can vary and is affected by a number of factors, including the complexity of the product involved, priorities of telcos, telcos' budgets and regulatory issues affecting telcos. The requirement that telcos obtain FCC approval for certain new telco services prior to their implementation has in the past delayed the approval process. There can be no assurance that such delays, if experienced in the future, will not have a material adverse affect on the Company's business and results of operations. While the Company has been successful in the past in obtaining product approvals from its customers, there can be no assurance that such approvals or that ensuing sales of such products will continue to occur. Even if demand for the Company's products is high, the RBOCs have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect the Company's business and results of operations.

DEPENDENCE ON THIRD-PARTY TECHNOLOGY; RELATIONSHIP WITH GLOBESPAN

     Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Any impairment or termination of the Company's relationship with any licensers of third-party technology would force the Company to find other developers on a timely basis or develop its own technology. There can be no assurance that the Company will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that the Company will obtain third-party technology on commercially reasonable terms or that the Company will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business and results of operations.

     The Company's ADSL products are dependent upon a CAP transceiver technology licensed from GlobeSpan Technologies, Inc. GlobeSpan Technologies is currently the sole provider of this CAP transceiver technology and the Company currently would not be able to produce any of its ADSL systems without using this technology. The GlobeSpan License, which expires in December 2002, is nonexclusive and this technology has been licensed to numerous manufacturers. The Company has entered into cooperation and development agreements with other technology suppliers who are developing alternative DSL transceiver technologies, such as DMT technology. Consequently, in the event GlobeSpan fails to renew the GlobeSpan License, the Company believes that it will have sufficient access to alternative sources of DSL technology prior to December 2002 so that it will be able to continue to produce ADSL systems. However, the cancellation or failure of GlobeSpan to renew the GlobeSpan License would materially adversely affect the Company's business and results of operations if other sources of DSL technology do not become readily available on similar terms or telcos elect not to deploy DSL systems utilizing alternative DSL technologies, such as DMT DSL technology.

    In addition, the owner of GlobeSpan (Texas Pacific Group) has formed a business unit (Paradyne) that develops and markets products competitive with the Company's products, such as ADSL Although this business unit does not affect the Company's license and is a separate company from GlobeSpan, there can be no assurance that the formation of this business unit will not affect the Company's ability to license CAP transceiver technology from GlobeSpan after the license expires.

DEPENDENCE ON SOLE OR LIMITED SOURCE SUPPLIERS

     Certain key components, such as integrated circuits and other electronic components, used in the Company's products are currently available from only one source or a limited number of suppliers. For instance, the Company currently depends on GlobeSpan Technologies to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. The Company purchases integrated circuits from GlobeSpan Technologies on a purchase order basis under a formal supply arrangement. GlobeSpan Technologies in turn sources the integrated circuits from Lucent Technologies. The Company anticipates that integrated circuit production capacity and availability of certain electronic components of its suppliers may be insufficient to meet demand for such components in the future. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of certain of its key components, such as integrated circuits, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

GOVERNMENT REGULATION

     Federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telco services and other terms on which telcos conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act lifted certain restrictions on telcos' ability to provide interactive multimedia services including video on demand. The Telecommunications Act establishes new regulations whereby telcos may provide various types of video services. Rules to implement these new statutory provisions are now being considered by the FCC. While the statutory and regulatory framework for telcos providing video products has become more favorable, it is uncertain at this time how this will affect telcos' demand for products based upon ADSL technology. In addition, the Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company obtains from non-domestic suppliers or by the imposition of export restrictions on products that the Company sells internationally. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect the Company's business and results of operations.

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

POTENTIAL PRODUCT RECALLS; WARRANTY EXPENSES

    The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been relatively insignificant. Although the Company maintains a comprehensive quality control program, there can be no assurance that the Company's products will not suffer from defects or other deficiencies or that the Company will not experience a material product recall in the future. Complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Any product recall as a result of such errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of the Company's products and have a material adverse effect on the Company's business and results of operations. The Company's standard limited warranty for its ADSL products ranges from one to five years. Since the Company's DSL products are new, with limited time in service, the Company cannot predict the level of warranty claims that it will experience for these products. Despite testing by the Company and its customers, there can be no assurance that existing or future products based on DSL or other technology will not contain undetected errors or failures when first introduced or as new versions are released. Such errors or failures could result in warranty returns in excess of those historically experienced by the Company and have a material adverse effect on the Company's business and results of operations.

RISKS DUE TO EXPANDING INTERNATIONAL OPERATIONS

    International revenues represented 23.8% and 5.5% of the Company's revenues in fiscal 1996 and 1997, respectively. The Company believes that international revenues will represent a significant percentage of revenues in the future. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. The Company's contracts with its international customers are typically denominated in foreign currency and any decline in the value of such currency could have a significant impact on the Company's business and results of operations. For example, in fiscal 1996, the Company incurred a $270,000 transaction loss on receivable due to foreign currency fluctuations. To date, the Company has not engaged in hedging with respect to its foreign currency exposure but may do so in the future. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the U.S. There can be no assurance that the risks associated with the Company's international operations will not materially adversely affect the Company's business and results of operations in the future or require the Company to modify significantly its current business practices.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

    The Company is in the process of developing the manufacturing capabilities necessary to supply and support large volumes of ADSL systems and in the future may become increasingly dependent on subcontractors. The Company has entered into discussions to establish subcontracting relationships for the assembly of its ADSL systems. A reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. Although the Company believes that alternative subcontractors or sources could be developed if necessary, the use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing a new subcontractor or supplier relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be successful in increasing its manufacturing capacity in a timely and cost-effective manner or that the possible transition to subcontracting will not materially adversely affect the Company's business and results of operations. The Company's failure to effectively manage its growth would have a material adverse effect on the Company's business and results of operations.

PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT

    The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company regards its technology as proprietary, it has only one patent on such technology related to NIUs. The Company expects to seek additional patents from time to time related to its research and development activities. The Company relies on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect its unpatented proprietary know-how. There can be no assurance, however, that these measures will provide meaningful protection for the Company's trade secrets or other proprietary information. Moreover, the Company's business and results of operations may be materially adversely affected by competitors who independently develop substantially equivalent technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as U.S. law. The telecommunications industry is also characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. From time to time, the Company receives communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by such parties will not result in costly litigation, or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by the Company. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company is dependent, in part, on its ability to attract and retain qualified technical, marketing, sales and management personnel. Competition for such personnel is intense and the Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could materially adversely affect the Company's business and results of operations. The Company does not have employment contracts or noncompete agreements with any of its executive officers except Richard Riviere, the Vice President of Transaction Services and President of Conference Plus, Inc., a subsidiary of the Company. Mr. Riviere has agreed not to compete with the Company for two years after the termination of his employment with the Company. There can be no assurance that the Company will be successful in hiring or retaining key personnel.

EXPECTED VOLATILITY OF STOCK PRICE

     The market price of the Company's Class A Common Stock has been highly volatile since the Company's initial public offering in November 1995 and has experienced extreme price fluctuations. The Class A Common Stock is quoted on the NASDAQ National Market, which market has experienced and is likely to experience in the future significant price and volume fluctuations.

     Market fluctuations may adversely affect the market price of the Company's Class A Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's results of operations, sales of substantial amounts of securities of the Company into the marketplace, general conditions in the telecommunications industry or the worldwide economy, an outbreak of hostilities, a shortfall in revenues or earnings compared to analysts' expectations, changes in analysts' recommendations or projections, announcements of new products by the Company or its competitors or developments in the Company's relationships with its suppliers or customers could cause the price of the Class A Common Stock to fluctuate in the future, perhaps substantially. There can be no assurance that the market price of the Company's Class A Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the market price of the Class A Common Stock, and the current market price of the Class A Common Stock may not be indicative of future market prices.

CONTROL BY PRINCIPAL STOCKHOLDERS

     The Company's capital stock consists of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"). Holders of Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to four votes per share. At June 24, 1997, as Trustees of the Voting Trust, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 75% of the votes entitled to be cast by the holders of the Company's Common Stock, according to the mutual determination by Messrs. Penny and Simon as to the best interests of the beneficiaries of the Voting Trust, consisting of the Penny family and the Simon family. In addition, all members of the Penny family who are beneficiaries under the Voting Trust are parties to a Stock Transfer Restriction Agreement which prohibits such beneficiaries from transferring any Common Stock or their beneficial interests in the Voting Trust acquired prior to November 30, 1995 without first offering such Common Stock to the other members of the Penny family. Consequently, Messrs. Penny and Simon, as Trustees, will effectively control the Company and generally have sufficient voting power to elect all of the directors and to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ANTI-TAKEOVER PROVISIONS

     The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the relative preferences, limitations and relative rights of those shares with respect to dividends, redemption, payments on liquidation, sinking fund provisions, conversion privileges and voting rights without any further vote or action by the stockholders. The rights of the holders of Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, any such issuance could have the effect of making it more difficult for a third party to acquire control of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Amended Certificate of Incorporation") and By-laws may individually or collectively have the effect of delaying or preventing changes in control or management of the Company and could have a depressive effect on the market price of the Company's Class A Common Stock. For example, the Company's Amended Certificate of Incorporation and By-laws contain provisions that limit the right of stockholders to call special stockholders meetings and require that stockholders follow an advance notification procedure for certain stockholder nominations of candidates to the Board of Directors and for new business to be conducted at stockholders meetings.

NO DIVIDENDS

     The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements required by Item 8, together with the report thereon of the independent accountants dated May 16, 1997 are set forth on pages 45 - 63 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated May 16, 1997 are set forth on pages 64 and 65 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Company

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1997 under the caption "Election of Directors," which information is herein by reference.

(b)  Executive officers of the Company

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1997 under the caption "Executive Officers," which information is herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1997 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1997 under the caption "Ownership of the Capital Stock of the Company," which information is herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 1997 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements

               The consolidated financial statements of Westell
               Technologies, Inc. for the fiscal year ended March 31, 1997, together with the Report of Independent Public Accountants, are set forth on pages 45 through 63 of this Report.

               The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

          (2)  Financial Statement Schedules

               The following are included in Part IV of this Report for each of the years ended March 31, 1995, 1996 and 1997 as applicable:

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

          (3)  Exhibits

               3.1   Amended and Restated Certificate of Incorporation, as
                     amended (incorporated herein by reference to Exhibit 3.2
                     to Westell Technologies, Inc.'s Registration Statement
                     on Form S-1, as amended, Registration No. 33-98024).
               3.2   Amended and Restated By-laws (incorporated herein by
                     reference to Exhibit 3.3 to Westell Technologies, Inc.'s
                     Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
               9.1   Voting Trust Agreement dated February 23, 1994, as
                     amended (incorporated herein by reference to Exhibit 9.1
                     to Westell Technologies, Inc.'s Registration Statement
                     on Form S-1, as amended, Registration No. 33-98024).
             *10.1   Form of Restricted Stock Award granted by the Company to
                     its officers and directors other than Gary F. Seamans
                     and Melvin J. Simon (incorporated herein by reference to
                     Exhibit 10.1 to the Westell Technologies, Inc.'s
                     Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
             *10.2   Restricted Stock Award granted December 17, 1991 by the
                     Company to Gary F. Seamans (incorporated herein by
                     reference to Exhibit 10.2 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
             *10.3   Form of Restricted Stock Awards granted by the Company
                     to Gary F. Seamans and Melvin J. Simon (incorporated
                     herein by reference to Exhibit 10.3 to Westell
                     Technologies, Inc.'s Registration Statement on Form S-1,
                     as amended, Registration No. 33-98024).
              10.4   Stock Transfer Restriction Agreement entered into by
                     members of the Penny family, as amended, (incorporated
                     herein by reference to Exhibits 10.4 and 10.16 to
                     Westell Technologies, Inc.'s Registration Statement on
                     Form S-1, as amended, Registration No. 33-98024).
              10.5   Form of Registration Rights Agreement among the Company
                     and Robert C. Penny III and Melvin J. Simon, as trustees
                     of the Voting Trust dated February 23, 1994
                     (incorporated herein by reference to Exhibit 10.5 to
                     Westell Technologies, Inc.'s Registration Statement on
                     Form S-1, as amended, Registration No. 33-98024).
             *10.6   1995 Stock Incentive Plan (incorporated herein by
                     reference to Exhibit 10.6 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
             *10.7   Employee Stock Purchase Plan (incorporated herein by
                     reference to Exhibit 10.7 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.8   Consulting Agreement dated July 28, 1988 between
                     Florence Penny and Westell, Inc. (incorporated herein by
                     reference to Exhibit 10.8 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.9   Lease Agreement dated July 15, 1986 between Kendall
                     Point Associates, Ltd. and Westell, Inc., as amended on
                     August 26, 1991 (incorporated herein by reference to
                     Exhibit 10.9 to Westell Technologies, Inc.'s
                     Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.10  Limited Liability Company Operating Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland
                     Properties, Ltd. (incorporated herein by reference to
                     Exhibit 10.10 to Westell Technologies, Inc.'s
                     Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.11  Lease dated September 25, 1995 between Westell-Meridian
                     LLC and Westell, Inc. (incorporated herein by reference
                     to Exhibit 10.11 to Westell Technologies, Inc.'s
                     Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.12  Credit Agreement dated March 7, 1995 between the Company and Bank One Chicago, N.A. (incorporated herein by
                     reference to Exhibit 10.12 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              10.13  Cooperation and Development Agreement between Westell,
                     Inc. and GlobeSpan Technologies Inc.
              10.14  Agreement dated September 13, 1988 between Richard
                     Riviere and Westell Technologies, Inc., as amended
                     (incorporated herein by reference to Exhibit 10.14 to
                     Westell Technologies, Inc.'s Registration Statement on
                     Form S-1, as amended, Registration No. 33-98024).
             +10.15  (Intentionally omitted).
              10.16  Credit Agreement dated April 30, 1996 between the
                     Company and Bank One Chicago, N.A.  (incorporated herein
                     by reference to the exhibit of equivalent number to the
                     Company's Registration Statement on Form S-1, as
                     amended, Registration No. 333-4973).
              10.17  Lease for Three National Plaza at Woodfield dated
                     December 24, 1991 by and between the First National Bank
                     of Boston, as Trustee pursuant to that certain Pooling
                     and Security Agreement dated April 1, 1988, and
                     Conference Plus, Inc., as amended and modified.
                     (incorporated herein by reference to the exhibit of
                     equal number to the Company's form 10-K for fiscal year
                     ended March 21, 1996).
              10.18  Lease dated December 10, 1993 between LaSalle National
                     Trust, N.A., as Trustee under Trust Agreement dated
                     August 1, 1979, known as Trust No. 101293, and Westell
                     Incorporated, as amended and modified. (incorporated
                     herein by reference to the exhibit of equal number to
                     the Company's form 10-K for fiscal year ended March 21,
                     1996).
              21.1   Subsidiaries of the Registrant (incorporated herein by
                     reference to Exhibit 21.1 to Westell Technologies,
                     Inc.'s Registration Statement on Form S-1, as amended,
                     Registration No. 33-98024).
              23.1   Consent of Arthur Andersen LLP.
              27     Financial Data Schedule.



+ Confidential treatment requested for certain portions of this document. Certain portions of this document are being filed separately with the Securities and Exchange Commission.
*    Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1997.

     (c)  Exhibits

          The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

     (d)  Financial Statement Schedules

          The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 1997.

                                        WESTELL TECHNOLOGIES, INC.

                                        By    /s/ GARY F. SEAMANS
                                             Gary F. Seamans,
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                      Title                             Date

/s/ GARY F. SEAMANS    Chairman of the Board of Directors,       June 30, 1997
    Gary F. Seamans    President and Chief Executive Officer
                       (Principal Executive Officer)

/s/ ROBERT H. GAYNOR   Vice-Chairman of the Board of Directors   June 30, 1997
    Robert H. Gaynor

/s/ MELVIN J. SIMON    Assistant Secretary and Treasurer and     June 30, 1997
    Melvin J. Simon    Director

/s/ STEPHEN J. HAWRYSZ Chief Financial Officer, Vice President,  June 30, 1997
    Stephen J. Hawrysz Secretary and Treasurer (Principal
                       Financial Officer and Principal Accounting
                       Officer)

/s/ STEFAN D. ABRAMS   Director                                  June 30, 1997
    Stefan D. Abrams

/s/ MICHAEL A. BRUNNER Director                                  June 30, 1997
    Michael A. Brunner

/s/ PAUL A. DWYER      Director                                  June 30, 1997
    Paul A. Dwyer

/s/ ORMAND J. WADE     Director                                  June 30, 1997
    Ormand J. Wade

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA


Item                                                                     Page

Consolidated Financial Statements:

Report of Independent Public Accountants  . . . . . . . .
Consolidated Balance Sheets -- March 31, 1996 and 1997  .
Consolidated Statements of Operations for the years ended March 31, 1995,
     1996 and 1997  . . . . . . . . . . . . . . . . . . .
Consolidated Statements of Stockholders' Equity for the years ended  March
     31, 1995, 1996 and 1997  . . . . . . . . . . . . . .
Consolidated Statements of Cash Flows for the years ended March 31, 1995,
     1996 and 1997  . . . . . . . . . . . . . . . . . . .
Notes to Consolidated Financial Statements  . . . . . . .

Financial Statement Schedules:

Report of Independent Public Accountant . . . . . . . . .
Schedule II -- Valuation and Qualifying Accounts  . . . .

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
May 16, 1997


                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                              March 31,
                                                                                          1996         1997
                                                                                            (in thousands)


Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,602     $28,437
  Short term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,187      10,850
  Accounts receivable (net of allowance of $462,000 and $521,000 respectively)  . .       10,217      12,119
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,684      10,416
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . .          745       1,177
  Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          444         320
  Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,868       2,410
  Land and building construction held for sale  . . . . . . . . . . . . . . . . . .        4,431      16,203

           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       50,178      81,932
Property and equipment:
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,933      10,703
  Office, computer and research equipment . . . . . . . . . . . . . . . . . . . . .       11,520      17,951
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,387       1,277

                                                                                          22,840      29,931
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .       11,188      15,293

    Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .       11,652      14,638

Deferred income tax asset and other assets  . . . . . . . . . . . . . . . . . . . .        2,618      11,479

           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  64,448  $  108,049



                   The accompanying notes are an integral part of these Consolidated Balance Sheets Statements.



                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               March 31,
                                                                                          1996         1997
                                                                                            (in thousands)


Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,643      $ 7,111
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,899        4,049
  Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,995        3,133
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       1,591        2,121
  Construction financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,968           --
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,341          413

           Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .      21,437       16,827

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,836        4,366

Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,040          668

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         150          --

Commitments and contingencies

Stockholders' equity:
Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .         128          150
  Authorized -- 43,500,000 shares
  Issued and outstanding -- 12,801,606 at March 31, 1996 and 14,984,811 at March 31,
    1997
Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .         218          213
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 21,838,376 at March 31, 1996 and 21,335,913 at March 31,
    1997
Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,285       96,285
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . .        (59)        (167)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,413     (10,293)

      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .      38,985       86,188

           Total liabilities and stockholders' equity . . . . . . . . . . . . . . .   $  64,448    $ 108,049



                         The accompanying notes are an integral part of these Consolidated Balance Sheets.



                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Fiscal Year Ended March 31,
                                                                                1995      1996        1997
                                                                                     (in thousands,
                                                                                 except per share data)


Equipment sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $67,207   $75,519     $69,066
Service revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,822     7,717      10,319
   Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,029    83,236      79,385

Cost of equipment sales . . . . . . . . . . . . . . . . . . . . . . . . .      40,723    46,162      51,543
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,771     4,617       6,289
   Total cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      44,494    50,779      57,832

    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,535    32,457      21,553
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .      12,169    13,744      16,214
  Research and development  . . . . . . . . . . . . . . . . . . . . . . .      10,843    12,603      21,994
  General and administrative  . . . . . . . . . . . . . . . . . . . . . .       6,701     8,364       9,757

     Total operating expenses . . . . . . . . . . . . . . . . . . . . . .      29,713    34,711      47,965

Operating loss from continuing operations . . . . . . . . . . . . . . . .        (178)  (2,254)     (26,412)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . . . .          34     (226)       2,221
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         769       859         330

Loss from continuing operations before income taxes . . . . . . . . . . .        (913)  (3,339)     (24,521)
Benefit for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        (788)  (1,886)      (9,820)

Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .        (125)  (1,453)     (14,701)
Loss from discontinued operations (net of tax benefits of
  $243,000, $394,000 and $ 3,000 respectively)  . . . . . . . . . . . . .        (383)    (622)          (5)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (508) $(2,075)    $(14,706)

Loss per share:
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .     $ (0.01) $ (0.05)     $ (0.41)
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .       (0.01)   (0.02)       (0.00)

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (0.02) $ (0.07)     $ (0.41)

Average number of common shares outstanding . . . . . . . . . . . . . . .      28,952    30,846       35,940



                      The accompanying notes are an integral part of these Consolidated Financial Statements.



                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  Common Stock
                                 Shares Issued
                                      and                             Additional   Cumulative             Total
                                  Outstanding            Par Value     Paid-in    Translation  Retained  Stockholders'
                             Class A      Class B    Class A  Class B  Capital     Adjustment  Earnings   Equity
                                                          (in thousands)


Balance, March 31, 1994 . . .   28,928       --      289       --        717          --       6,996      8,002
 Net loss . . . . . . . . . .       --       --       --       --         --          --        (508)      (508)
  Stock awards  . . . . . . .       --       --       --       --         64          --          --         64

Balance, March 31, 1995 . . .   28,928       --      289       --        781          --       6,488      7,558
  Net loss  . . . . . . . . .       --       --       --       --         --          --      (2,075)    (2,075)
  Stock awards  . . . . . . .       --       --       --       --         68          --          --         68
  Translation adjustment  . .       --       --       --       --         --         (59)         --        (59)
  Class B Stock Converted to
     Class A Stock  . . . . .       52      (52)       1       (1)        --          --          --         --
  Issuance of Class A Common
     Stock  . . . . . . . . .    5,683       --       57       --     33,203          --          --     33,260
  Shares granted under Stock
     Incentive Plan . . . . .       25       --       --       --        164          --          --        164
  Shares sold under Employee
     Stock Purchase Plan  . .        4       --       --       --         69          --          --         69
  Recapitalization  . . . . .  (21,890)  21,890     (219)     219         --          --          --         --

Balance, March 31, 1996 . . .   12,802   21,838      128      218     34,285         (59)      4,413     38,985
  Net loss  . . . . . . . . .       --       --       --       --         --          --     (14,706)   (14,706)
  Stock awards  . . . . . . .       --       --       --       --         68          --          --         68
  Translation adjustment  . .       --       --       --       --         --        (108)         --       (108)
  Class B Stock Converted to
     Class A Stock  . . . . .      502     (502)       5       (5)        --          --          --         --
  Issuance of Class A Common
     Stock  . . . . . . . . .    1,665       --       17       --     61,586          --          --     61,603
  Shares granted under Stock
     Incentive Plan . . . . .        1       --       --       --         30          --          --         30
  Shares sold under Employee
     Stock Purchase Plan  . .       14       --       --       --        316          --          --        316

Balance, March 31, 1997 . . .   14,985   21,336 $    150 $     213  $ 96,285    $   (167) $  (10,293) $  86,188

                      The accompanying notes are an integral part of these Consolidated Financial Statements.



                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Fiscal Year Ended March 31,
                                                                                1995      1996        1997
                                                                                     (in thousands)


Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (508) $(2,075)    $(14,706)
  Reconciliation of net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . .       3,355     4,286        6,175
       Stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . .          64       232           98
       Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,527)  (2,080)      (9,190)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable . . . . . . . . . . . . .      (5,642)    2,359      (2,404)
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .      (3,285)    3,509          177
     (Increase) decrease in prepaid expenses and other current assets . .          26     (136)        (463)
     (Increase) decrease in refundable income taxes . . . . . . . . . . .         823     (249)          124
     Increase (decrease) in accounts payable and accrued expenses . . . .       6,066     (667)        (513)
     Increase (decrease) in accrued compensation  . . . . . . . . . . . .       1,496      (92)          138
     Increase (decrease) in deferred revenues . . . . . . . . . . . . . .      (6,215)    1,377      (1,928)

          Net cash provided by (used in) operating activities . . . . . .      (5,347)    6,464     (22,492)

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . . . .      (4,913)  (4,529)      (5,716)
  Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . .         263        --           --
  Long term equipment deposit . . . . . . . . . . . . . . . . . . . . . .       1,396        --           --
  (Increase) decrease in other assets . . . . . . . . . . . . . . . . . .         (75)       58            4
  (Increase) in short term investments  . . . . . . . . . . . . . . . . .           --  (3,187)      (7,663)
  Purchase of land and building held for sale . . . . . . . . . . . . . .          --   (1,463)     (14,741)

          Net cash used in investing activities . . . . . . . . . . . . .      (3,329)  (9,121)     (28,116)

Cash flows from financing activities:
  Net borrowings (repayment) under revolving promissory notes . . . . . .       9,389  (11,089)           --
  Repayment of long-term debt and leases payable  . . . . . . . . . . . .        (897)  (1,425)      (1,543)
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . .          --    33,329       61,919

          Net cash provided by financing activities . . . . . . . . . . .       8,492    20,815       60,376

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .          --       (6)           67
          Net increase (decrease) in cash and cash equivalents  . . . . .        (184)   18,152        9,835
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         634       450       18,602

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .     $   450  $ 18,602     $ 28,437



                      The accompanying notes are an integral part of these Consolidated Financial Statements.


                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business

     Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Westell International, Inc., a wholly owned subsidiary of the Company , and Westell Europe, Ltd., a wholly owned subsidiary of Westell International, Inc., market and distribute the Westell, Inc. product line in international markets. Conference Plus, Inc., an 89.2%-owned subsidiary, provides teleconferencing services to various customers. Video Conference Plus, Inc., a wholly owned subsidiary of Conference Plus, Inc., markets video teleconferencing equipment and services to various customers. KeyPrestige Information Network Systems, Inc., an 88%-owned subsidiary established in fiscal 1993 ("KPINS"), utilizes electronic networks to process business transactions for various customers. KPINS was disposed of during fiscal 1997 (see Note 10). The Company has a majority interest in Westell-Meridian LLC, established in fiscal 1996 for the purpose of developing a new corporate facility site (see Note 5).

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

     Short Term Investments

     Short term investments generally consist of certificates of deposit, time deposits, commercial paper and short-term government obligations. These securities have original maturity dates exceeding three months and less than one year. Such investments are stated at cost, which approximates fair value.

     Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:


                                                                                              March 31,
                                                                                          1996         1997
                                                                                            (in thousands)


        Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 6,784      $ 6,874
        Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         845          467
        Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,205        6,223
        Reserve for excess and obsolete inventory . . . . . . . . . . . . . . . . .     (1,150)      (3,148)

                                                                                        $10,684      $10,416


     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 3 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter.

     Revenue Recognition

     Revenue is generally recognized upon shipment of product. On certain sales contracts, revenue is not recognized until specific customer product acceptance terms have been met.

     Product Warranties

     Most of the Company's products carry a limited warranty ranging from one to seven years. The Company accrues for estimated warranty costs as products are shipped.

     Deferred Revenue

     Deferred revenue represents prepayments for goods or services.

     Research and Development Costs

     Engineering and product development costs are charged to expense as incurred.

     Supplemental Cash Flow Disclosures

     The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                       March 31,
                                                                                1995      1996        1997
                                                                                     (in thousands)


        Schedule of noncash investing and financing
          activities:
          Property purchased under equipment notes  . . . . . . . . . . .       $1,275    $1,581      $3,669
          Construction held for sale financed with
             construction loan  . . . . . . . . . . . . . . . . . . . . .           --     2,968          --
          Property purchased under capital leases . . . . . . . . . . . .          412       142          --
        Cash paid for:
          Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          850     1,023         350
          Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           49       419         125


     Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

          Cash and cash equivalents , short term investments, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

          Revolving promissory notes and installment notes payable to a bank: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, depreciation, employee benefit plans, taxes, and contingencies, among other things.

     Foreign Currency Translation

     The financial position and the results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustments account in stockholders' equity.

     The Company recorded a transaction loss of $270,000 and a gain of $8,000 in other income (expense) for fluctuations on foreign currency rates on accounts receivable in the fiscal years ended March 31, 1996 and 1997, respectively.

     Computation of Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. These shares have been included in the computation of net loss per share. The computations for net loss per share reflect the retroactive restatement for the 2-for-1 stock split in the form of a dividend to holders of record on May 20, 1996, which was effective on June 7, 1996.

     Geographic Information

     The Company's financial information by geographic area was as follows for the years ended March 31:


                                                                           Domestic  International  Total
                                                                                     (in thousands)


1996
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 63,445     $ 19,791    $83,236
        Operating income (loss) from continuing operations  . . . . . .      (6,191)       3,937     (2,254)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . .      57,623        6,825      64,448

1997
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 75,032     $  4,353    $79,385
        Operating loss from continuing operations . . . . . . . . . . .     (15,606)    (10,806)    (26,412)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . .     103,008        5,041    108,049


NOTE 2. REVOLVING PROMISSORY NOTES:

     The Company has secured revolving promissory notes with a bank which enable the Company to borrow up to $18.5 million and $15.0 million as of March 31, 1996 and 1997, respectively, and are due on demand. The notes bear interest at the bank's prime rate (8.25% and 8.5% at March 31, 1996 and 1997, respectively), and are secured by substantially all of the assets of the Company. At March 31, 1996 and 1997, the Company had no borrowings outstanding under the revolving notes. The Company also had an available equipment borrowing facility of $6.4 and $10.0 million with the same bank as of March 31, 1996 and 1997, respectively. Borrowings under this facility totaled $3.8 million and $6.1 million at March 31, 1996 and 1997, respectively, and are included as installment notes payable to a bank as described in Note 3.

     These revolving promissory notes are due on, and the equipment borrowing facility expires in, September 1997 and the Company anticipates that such revolving promissory notes and equipment borrowing facility will be renewed on no less favorable terms. The revolving promissory notes and the equipment financing facility require the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

     Borrowings under the revolving promissory notes facility are limited to 80% of eligible accounts receivable and 40% of eligible inventory, as defined by the agreement. Given these limitations, the Company had available borrowings of $12.4 million under the revolving promissory notes facility as of March 31, 1997.

NOTE 3. LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                                               March 31,
                                                                                          1996         1997
                                                                                            (in thousands)


        Note payable to Kendall County, 5%, secured by substantially
          all assets of the Company, due through 1998 . . . . . . . . . . . . . . .       $   85      $   37
        Capitalized lease obligations secured by related equipment  . . . . . . . .          504         332
        Installment notes payable to a bank, interest at prime,
          secured by substantially all assets of the Company, due
          through April 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,838       6,118

                                                                                           4,427       6,487
        Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,591)     (2,121)

                                                                                          $2,836      $4,366


     Future maturities of long-term debt at March 31, 1997 are as follows (in thousands):



        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,121
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,407
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,136
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,001
        2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          822

                                                                                          $6,487


NOTE 4. INCOME TAXES:

     Income taxes are provided based upon income reported for financial reporting purposes using the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires the liability method. The income tax provisions (benefits) charged to net income are summarized as follows:


                                                                                Fiscal Year Ended March 31,
                                                                                1995      1996        1997
                                                                                     (in thousands)


        Federal:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   400 $   (200)     $  (540)
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,332)  (1,793)      (8,012)

                                                                                 (932)  (1,993)      (8,552)

        State:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .          96       --          (93)
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (195)    (287)      (1,178)

                                                                                  (99)    (287)      (1,271)

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,031) $(2,280)     $(9,823)


     The Company utilizes the flow-through method to account for tax credits. In fiscal 1995, 1996 and 1997, the Company recognized approximately $632,000, $790,000 and $398,000 respectively, of tax credits.

     The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                                                 Fiscal Year Ended March 31,
                                                                                  1995       1996       1997


        Statutory federal income tax rate . . . . . . . . . . . . . . .          (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment . . . . . . . . . . . . . . . . . . . .            5.3        1.9       1.0
        State income tax, net of federal tax effect . . . . . . . . . .           (4.9)      (4.9)     (4.9)
        Income tax credits recognized . . . . . . . . . . . . . . . . .          (41.1)     (18.2)     (1.6)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.7        2.8      (0.5)

                                                                                 (67.0)%    (52.4)%   (40.0)%


     Components of the net deferred income tax asset are as follows:


                                                                                               March 31,
                                                                                          1996         1997

                                                                                            (in thousands)


        Deferred income tax assets:
          Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       $  189      $  202
          Alternative minimum tax credit  . . . . . . . . . . . . . . . . . . . . .          321         722
          Research and development credit carryforward  . . . . . . . . . . . . . .        1,501       2,335
          Compensation accruals . . . . . . . . . . . . . . . . . . . . . . . . . .          246         164
          Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .          617       1,372
          Warranty reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          419         440
          Net operating loss carryforward . . . . . . . . . . . . . . . . . . . . .          740       8,947
          Reserve for discontinued operations . . . . . . . . . . . . . . . . . . .          330          --
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           67         322

                                                                                           4,430      14,504

        Deferred income tax liabilities:
          Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .           --          --
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          150          --

                                                                                             150          --

             Net deferred income tax asset  . . . . . . . . . . . . . . . . . . . .       $4,280     $14,504


     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations.

     The Company has approximately $3.1 million in income tax credit carryforwards and a tax benefit of $8.9 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

NOTE 5. LEASE COMMITMENTS:

     The Company has agreements principally to lease office facilities through 2000. In addition, the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. The Company exercised its option to terminate the Oswego manufacturing facility lease upon moving into the new facilities discussed below.

     Total minimum future rental payments at March 31, 1997 are as follows (in thousands):



        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $691
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          465
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          342
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77
        2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25
        Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --

                                                                                          $1,600


     In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 185,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company currently has a 60% equity ownership interest in the LLC.

     In December 1996, the Company began occupying the constructed facility held by the LLC (the "Aurora facility"). During the construction period the Company advanced the LLC the construction funding. As of March 31, 1997, amounts advanced to the LLC were $14.4 million. The construction advances to the LLC are non-interest bearing in exchange for abatement of the Aurora facility lease payments to the LLC by the Company. Had the Company been required to make lease payments under the existing 15 year agreement, the Aurora facility lease costs would have increased by $67,500 for the three months ended March 31, 1997 and the minimum future rental payments at March 31, 1997 to the LLC would have been $1,840,000 for each of the years 1998 through 2002 and $20,800,000 over the remaining term of the lease. The Company has the option to buy out the other investor in the LLC and thereby purchase the facility developed by the LLC or sell its interest in the LLC.

     It is management's intent to sell its interest in the LLC within the next fiscal year, have the LLC repay the construction advances and lease the Aurora facility from a third party. Accordingly, the Aurora facility is presented as a current asset held for sale and the 40% minority interest related to the LLC is included in accrued expenses in the accompanying March 31, 1997 balance sheet.

NOTE 6. CAPITAL TRANSACTIONS AND STOCK RESTRICTION AGREEMENTS:

     The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,808,770 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

     During fiscal 1994, common stock awards equal to 312,330 shares were granted by the Company to certain employees. The number of restricted shares vested at March 31, 1995, 1996 and 1997 for these stock awards and others previously granted was 674,724, 740,807 and 806,890 shares, respectively. The Company valued the stock awards granted during fiscal 1994 at $1.03 per share. This valuation was based on independent appraisals done at the approximate date of the grants. Compensation expense of $64,000, $68,000 and $68,000 was recognized in fiscal 1995, 1996 and 1997, respectively, based on the fair market value of the shares granted. The remaining compensation expense to be recognized is $49,000 which will be recognized in 1998.

     On May 8, 1996, the Board of Directors authorized a two-for-one stock split in the form of a dividend to be distributed on June 7, 1996, to stockholders of record on May 20, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the two-for-one stock split.

NOTE 7. BENEFIT PLAN:

     The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $161,000, $229,000 and $190,000 for fiscal 1995, 1996 and 1997, respectively.

NOTE 8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

     The Company's primary business relates to the design, manufacture and distribution of telecommunications equipment which is sold primarily to major telephone companies. Sales to the Company's largest customers accounted for the following percentages of revenue:


                                                                                      Fiscal Year Ended
                                                                                           March 31,
                                                                                  1995       1996       1997


        Customer A  . . . . . . . . . . . . . . . . . . . . . . . . . .           25.0%       5.8%      8.7%
        Customer B  . . . . . . . . . . . . . . . . . . . . . . . . . .           14.4       12.0      18.3
        Customer C  . . . . . . . . . . . . . . . . . . . . . . . . . .           10.5        9.9       5.9
        Customer D  . . . . . . . . . . . . . . . . . . . . . . . . . .            8.9       10.4      11.1
        Customer E  . . . . . . . . . . . . . . . . . . . . . . . . . .           --         11.1        .8


     Major telephone companies comprise a significant portion of the Company's trade receivables. One customer represented 10.7% of the trade receivables balance at March 31, 1996 and two customers represented 22.9% of the trade receivables balance at March 31, 1997.

NOTE 9. COMMITMENTS AND CONTINGENCIES:

     In January 1995, a former officer of a subsidiary of the Company filed a suit against the Company alleging damages suffered as a result of wrongful termination and breach of contract. During fiscal 1997, a settlement was reached with the plaintiff and the Company received a partial reimbursement from their insurance carrier. The net settlement expense of approximately $400,000 is included in Other Income (Expense) in the accompanying statements of operations for the year ending March 31, 1997.

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

                            In August 1995, the Board of Directors approved a
plan for the disposition of KPINS. The net losses of KPINS have been segregated in the consolidated statements of operations as "discontinued operations." The Company sold KPINS during fiscal 1997. The components of the loss from discontinued operations for the year ended March 31, 1996 and the four month period ended July 31, 1996 (the date of disposition) are as follows:


                                                                                      Fiscal      For the 4 month
                                                                                       Year        Period Ended
                                                                                       1996        July 31, 1996


        Loss from operations of KPINS for the year ended March 31, 1996 and the 4 month period ended July 31, 1996 (net of tax benefits of
           $65,000 and $3,000 respectively) . . . . . . . . . . . . . . . . .        $102,000           $5,000
        Estimated loss of disposal of KPINS (net of tax benefits of
          $329,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         520,000              -

        Loss from discontinued operations . . . . . . . . . . . . . . . . . .        $622,000           $5,000


     On July 31, 1996, the Company sold the net assets of this subsidiary to an executive officer of KPINS in exchange for a $1,000,000 note receivable. Due to the discontinued nature of this operation, the assets of the Company were fully reserved for at March 31, 1996. The note receivable related to the sale will be realized as payment is received since repayment is contingent on future revenues of KPINS. During fiscal 1997, in accordance with the agreement, the Company received approximately $116,000 on the note receivable. This amount is included in Other Income (Expense) in the accompanying Statements of Operations for the year ended March 31, 1997.

     Summarized financial information of KPINS is as follows:


                                                                                                 For the 4 month
                                                                          Fiscal Year Ended        Period Ended
                                                                              March 31,              July 31,
                                                                            1995       1996            1996
                                                                                    (in thousands)


        Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,765     $3,263             $7
        Current assets  . . . . . . . . . . . . . . . . . . . . . . .         992        731            860
        Net property, plant and equipment . . . . . . . . . . . . . .         497        301            223
        Total liabilities, excluding intercompany
          payables  . . . . . . . . . . . . . . . . . . . . . . . . .         664        366            306


NOTE 11. STOCK RECAPITALIZATION:

     In July 1995, the Company recapitalized its common stock to increase the number of authorized shares from 14,500,000 shares of common stock to 17,400,000 shares of Class A Common Stock and 11,605,858 shares of Class B Common Stock and created Class A Common Stock with voting rights of one vote per share and Class B Common Stock with voting rights of four votes per share. On November 30, 1995, the Company filed an Amended and Restated Certificate of Incorporation that increased the amount of authorized capital stock to 43,500,000 shares of Class A Common Stock, par value $0.01 per share, 25,000,000 shares of Class B Common Stock, par value $0.01 per share, and 1,000,000 shares of undesignated Preferred Stock, par value $0.01 per share, and effected a 29-for-1 stock split of the Class A and Class B Common Stock.

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

NOTE 12. STOCK PLANS:

     Employee Stock Purchase Plan:

     In October 1995, the Company adopted a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31,1996 and 1997 there were 213,532 and 199,060 shares, respectively, available for future issuance.

     Employee Stock Incentive Plan:

     In October 1995, the Company adopted a stock incentive plan that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, and non-employee directors of the Company. Under the stock incentive plan 2,688,050 shares were authorized and 1,554,506 shares were available for future issuance at March 31, 1997. During fiscal 1996 and 1997, the Company granted options for 89,900 and 1,017,750 shares of Class A Common Stock, of which 5,616 and 26,205 shares were vested at March 31, 1996 and 1997, respectively. The Company also issued 24,624 and 1,270 shares for stock awards under this plan in fiscal 1996 and 1997, respectively. Compensation expense of $164,000 and $30,000 was recognized in fiscal 1996 and 1997, respectively for the stock awards granted. In addition, the Company granted additional compensation to reimburse employees for the related income taxes on stock awards granted during fiscal 1996 in the amount of $73,000.

     The stock option activity under the Company's Stock Incentive Plan are as follows:


                                                                    Weighted
                                                                     Average
                                         Outstanding                Exercise
                                           Options                    Price


         Balance, March 31, 1996  .          89,900                    $6.50

         Grants . . . . . . . . . .       2,104,250                   16.982
         Exercises  . . . . . . . .              --                        --
         Expirations  . . . . . . .              --                        --
         Canceled . . . . . . . . .     (1,086,500)                   22.0833

Balance, March 31, 1997 . . . . . .       1,107,650                   9.4484


     The exercise price of the stock options granted is generally established at the market price on the date of the grant. During fiscal 1997, nonqualified stock options issued previously during fiscal 1997 were canceled and reissued on July 24, 1996 at the then current market price of $21.625. On March 12, 1997, options issued during fiscal 1997 were repriced to the then current market price of $9.6875. The Company has reserved Common Stock for issuance upon exercise of these options granted.

     The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been ($2,090,000) and ($16,963,000) and ($0.07) and ($0.47) for 1996 and 1997, respectively.

     The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. The options granted to employees in 1997 vest ratably over five years.

Options outstanding at March 31, 1997:


                                 Options Outstanding                             Options Exercisable

     Range of            Number                             Weighted-           Number           Weighted
     Exercise        Outstanding at       Remaining          Average        Exercisable at        Average
      Prices            3/31/97              Life        Exercise Price        3/31/97        Exercise Price


        $6.5000           89,900             8.67 yrs          $6.5000            26,205          $6.5000
  9.6875 - 13.1875     1,017,750             9.37 yrs           9.7089             --                --

$6.5000 - 13.1875      1,107,650             9.32 yrs          $9.4484            26,205          $6.5000


NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128), which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation between the basic EPS computation to the diluted EPS computation. The SFAS No. 128 presentation is required effective December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 basic EPS would not have changed from that presented in the accompanying Statement of Operations for the year ended March 31, 1997.

NOTE 14. RECLASSIFICATIONS:

     Certain 1996 amounts have been reclassified to conform with the 1997 financial statement presentation.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Westell Technologies, Inc. and its Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 16, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II, Valuation and Qualifying Accounts, included herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
May 16, 1997


                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ACCOUNTS RECEIVABLE ALLOWANCES
                                (IN THOUSANDS)


                                                                                 1995      1996        1997


Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . .         $181      $364        $462
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .          201       274         305
Provision for discounts, allowances and rebates . . . . . . . . . . . . .           --        --          --
Write-offs of doubtful accounts, net of recoveries  . . . . . . . . . . .         (18)     (176)       (246)
Discounts, allowances and rebates taken . . . . . . . . . . . . . . . . .           --        --          --

Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . .         $364      $462        $521
