Form 10-K/A
period 1997-03-31
WESTELL TECHNOLOGIES INC
filed 1997-07-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 Amendment No. 1
                                       to
                                   FORM 10-K/A
(Mark One)

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


                                     PART I

EXECUTIVE OFFICERS OF THE REGISTRANT  [AFTER ITEM 4]

The following sets forth certain information with respect to the current executive officers of the Company. Please refer to the information contained above for biographical information of executive officers who are also directors of the Company.

Name                                         Age  Position

Gary F. Seamans . .   49   Chairman of the Board of Directors, President and
                           Chief Executive Officer
Robert H. Gaynor  .   73   Vice Chairman of the Board of Directors
Robert D. Faw . . .   43   Chief Executive Officer - Westell, Inc.
J. William Nelson .   44   President-Westell, Inc.
Curtis L. Benton  .   57   Executive Vice President
Richard P. Riviere    42   Senior Vice President of Transaction Services and
                           President of Conference Plus
Melvin J. Simon . .   52   Assistant Secretary, Assistant Treasurer and Director
Stephen J. Hawrysz    39   Vice President, Secretary, Treasurer and Chief
                           Financial Officer
William Noll  . . .   49   Senior Vice President of Product Development and
                           Chief Technology Officer
David  Corey  . . .   37   Senior Vice President Global Marketing
Marcus H. Hafner, Sr. 40   Senior Vice President of Business Development and
                           Global Partnering
Neil J. Kreitman  .   40   Senior Vice President of Manufacturing and Global
                           Sourcing
Marc J. Zionts  . .   35   Senior Vice President of DSL System Sales

     Robert D. Faw has served Chief Executive Officer - Westell, Inc. since March 1997. Previously Mr. Faw has served as President of Global Operations from April 1996 to March 1997, as President of Westell International since February 1993 and as Chief Executive Officer of Westell International since August 1993. Mr. Faw served as Executive Vice President, International Operations of the Company from July 1995 to April 1996. Prior to joining the Company, Mr. Faw was Director of International Operations and Business Development Director of Advanced Technologies at AT&T Paradyne Corporation from October 1981 to January 1993.

     Curtis L. Benton has served as Executive Vice President since July 1993. Mr. Benton has also served as Chief Administration Officer from April 1996 to March 1997,as Executive Vice President of the Operating Company since August 1992 and as Chief Operating Officer of the Company from January 1990 to April 1996.

     J. William Nelson has served as President - Westell, Inc. since March 1997. Mr. Nelson served as President of U.S. Operations from April 1996 to March 1997 and as Executive Vice President and Chief Customer Satisfaction Officer of Westell, Inc. since July 1993. Mr. Nelson also has served as Senior Vice President and Chief Customer Satisfaction Officer of the Company from May 1991 to June 1993. Prior to joining the Company, Mr. Nelson held a variety of management positions, including Director of Large Account Sales and Director of Customer Service at MCI Communications, Inc. from April 1986 to May 1991.

     Richard P. Riviere has served as Senior Vice President of Transaction Services for the Company since July 1995 and as President and Chief Executive Officer of Conference Plus since October 1988.

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

     William J. Noll has served as Senior Vice President of Product Development and Chief Technology Officer of the Company since May 1997. Prior to joining the Company, Mr. Noll was Vice President and General Manager of Residential Broadband at Northern Telecom from October 1995 to May 1997. Mr. Noll held other various Vice President and Assistant Vice President positions at Northern Telecom from June 1988 to October 1996, and was Vice President Network Systems at Bell Northern Research from November 1986 to June 1988.

     David B. Corey has served as Senior Vice President of Global Marketing for Westell, Inc. since November 1996. Mr. Corey joined the Company in June 1993 as Vice President and General Manager for Asia Pacific. Prior to joining the Company, Mr. Corey was Director of Marketing Services and Digital Product Line Management for AT&T Paradyne Corporation from July 1983 to June 1993.

     Marcus H. Hafner, Sr. has served as Senior Vice President of Business Development since April 1996. Mr. Hafner served as Business Development Vice President of the Company from May 1995 to March 1996. Prior to joining the Company, Mr. Hafner was President and Chief Operating Officer of On-Demand Technologies, Inc., a broadband network systems provider, from April 1992 to April 1995, and a Senior Program Manager at E-Systems, Inc., an electronics company, from November 1990 to April 1992.

     Neil J. Kreitman has served as Senior Vice President of Global Manufacturing and Sourcing of the Company since November 1995, and as Vice President of Operations Science of the Company since January 1995. Prior to joining the Company, Mr. Kreitman was Director of Material Management at AT&T Paradyne from May 1984 to January 1995.

     Marc J. Zionts has served as Senior Vice President of DSL System Sales since March 1997. Mr Zionts joined the Company in April 1996 as Vice President and General Manager of DSL Sales and Marketing United States. Prior to joining the Company, Mr Zionts was a founder and Executive Vice President of Communicate Direct, Inc., a systems integrator and developer of imaging technologies, from
August 1987 to April 1996.   Prior to August 1987, Mr. Zionts held a variety of
marketing and sales positions with GTE.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions held by the directors of the Company:

                    DIRECTOR
NAME AND AGE          SINCE     PRINCIPAL OCCUPATION AND OTHER INFORMATION

Gary F. Seamans (49)  1988      Gary F. Seamans has served as Chairman of the
                                Board of Directors of the Company since February
                                1991, as a director of the Company since
                                February 1988 and as Chief Executive Officer of the Company since January 1988. From January
                                1988 to April 1996, Mr. Seamans also served as
                                President of the Company. Prior to joining the Company, Mr. Seamans served as Vice President of
                                Sales and Marketing -- Midwest Division at MCI
                                Communications, Inc. from 1984 to 1987. From
                                1971 to 1984, Mr. Seamans held a variety of management positions in the operations, engineering, sales, marketing, strategic planning, finance and personnel departments of AT&T.

Robert H. Gaynor (73) 1990      Robert H. Gaynor has served as Vice Chairman of
                                the Board of Directors of the Company since
                                December 1991 and as a director of the Company since October 1990. From 1958 to 1986, Mr.
                                Gaynor held a variety of executive officer positions at AT&T.

Melvin J. Simon (52)  1992      Melvin J. Simon has served as Assistant
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

Stefan D. Abrams (58) 1994      Stefan D. Abrams has served as a director of the
                                Company since February 1994. Mr. Abrams has been a Managing Director of The TCW Group, Inc., an investment management firm, since October 1992.
                                From September 1989 to September 1992, Mr.
                                Abrams was a Managing Director of Kidder,
                                Peabody & Company, an investment banking firm.

Michael A. Brunner (63) 1994    Michael A. Brunner has served as a director of
                                the Company since December 1994. From May 1985 to February 1992, Mr. Brunner served as
                                President of AT&T Federal Systems, a division of AT&T. Mr. Brunner currently serves as a director of Concurrent Computer Corporation, a computer manufacturer, and as a director and past
                                Chairman of the Leonard Center for Excellence in Engineering of Penn State University.

Paul A. Dwyer (63)    1996      Paul A. Dwyer has served as a director of the
                                Company since January 1996 and as a director of Westell, Inc., a subsidiary of the Company, since November 1995. Mr. Dwyer has served as Vice President -- Finance of Henry Crown and
                                Company, a private investment firm, since
                                February 1981.

Ormand J. Wade (58)   1994      Ormand J. Wade has served as a director of the
                                Company since December 1994. From February 1987 to December 1992, Mr. Wade served as Vice
                                Chairman of Ameritech Corp. and from January
                                1982 to February 1987, as President and Chief
                                Executive Officer of Illinois Bell Telephone
                                Company. Mr. Wade currently serves as a director of ITW Corporation, a manufacturer of precision engineered products, Andrew Corporation, a manufacturer of microwave and peripheral equipment, and Northwestern Memorial Hospital, and as a trustee of the University of Chicago.
                                Mr. Wade also serves as a member of the
                                Executive Committee of the Chicago Community
                                Trust, a Chicago Community Foundation.

     For information concerning Executive Officers see the Executive Officer information set forth in Part I above.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that the Company's officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During fiscal 1997, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with except that Marcus H. Hafner, Sr. (Senior Vice President of Business Development and Global Partnering) filed a Form 4 on March 4, 1997 for one transaction occurring in the month of December when it should have been filed on January 10, 1997 and Messrs. Corey (Senior Vice President Global Marketing) and Zionts (Senior Vice President of DSL System Sales) filed their Form 3s on March 3, 1997 when they should have been filed on February 4, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the fiscal years ended March 31, 1995, 1996 and 1997, with respect to all compensation paid or earned for services rendered to the Company by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who were serving as executive officers at March 31, 1997 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM
                                                 ANNUAL COMPENSATION              COMPENSATION
                                                                  OTHER                                  ALL OTHER
                                                                 ANNUAL       SECURITIES UNDERLYING   COMPENSATION<F4
                                 FISCAL   SALARY     BONUS    COMPENSATION       OPTIONS<F1><F2>             >
 NAME AND PRINCIPAL POSITION      YEAR      ($)       ($)          ($)               SHARES                 ($)


 GARY F. SEAMANS                   1997   275,000   133,000         -                150,000               2,883
     CHAIRMAN OF THE BOARD         1996   275,000   212,800         -                   -                  5,136
     AND CHIEF EXECUTIVE           1995   253,000   231,000         -                   -                  3,205
     OFFICER

 ROBERT D. FAW                     1997   125,000    35,000    24,567 <F3>           40,000                2,236
     CHIEF EXECUTIVE OFFICER-      1996   120,000    42,000         -                   -                  1,845
     WESTELL, INC.                 1995   105,000    67,500         -                   -                    988

 J. WILLIAM NELSON                 1997   160,000    49,000    27,116 <F3>           40,000                2,284
     PRESIDENT-WESTELL, INC.       1996   152,000    69,600         -                   -                  4,435
                                   1995   138,000   124,790         -                   -                  2,707

 CURTIS L. BENTON                  1997   153,000    43,500         -                20,000                3,302
     EXECUTIVE VICE PRESIDENT      1996   153,000    69,600         -                   -                  6,454
     AND CHIEF ADMINISTRATION      1995   139,000   124,382         -                   -                  3,162
     OFFICER-WESTELL, INC.

 RICHARD P. RIVIERE                1997   126,000    91,683         -                12,000                1,969
     SENIOR VICE PRESIDENT OF      1996   120,000    20,712         -                   -                  2,802
     TRANSACTION SERVICES AND      1995   115,000    30,000         -                   -                  2,184
     CHIEF EXECUTIVE OFFICER
     CONFERENCE PLUS, INC.


<F1>     STOCK OPTIONS GRANTED DURING FISCAL 1997 WERE NON-QUALIFIED STOCK OPTIONS OF CLASS A COMMON STOCK AND WERE ISSUED UNDER
         THE 1995 STOCK INCENTIVE PLAN.

<F2>     THE COMPANY DID NOT ISSUE RESTRICTED STOCK OR SARS TO ANY OF THE NAMED EXECUTIVE OFFICERS IN FISCAL 1997.  AT MARCH 31,
         1997, RESTRICTED STOCK, WITH A FAIR MARKET VALUE EQUAL TO $13.375 PER SHARE, WAS HELD BY MR. FAW (36,250 SHARES OF CLASS
         A COMMON STOCK VALUED AT $484,844).  MR. FAW RECEIVES ALL DIVIDENDS, IF ANY, PAID ON SUCH SHARES.

<F3>     INCLUDES PROMOTIONAL AWARDS VALUED AT $15,215 FOR BOTH MR. FAW AND MR. NELSON AND THE RELATED REIMBURSEMENT FOR THE TAX
         GROSS-UP OF $9,109 AND $10,355 ON THE AWARDS FOR MR. FAW AND MR. NELSON, RESPECTIVELY.

<F4>     ALL OTHER COMPENSATION FOR FISCAL 1997 CONSISTS OF MATCHING CONTRIBUTIONS UNDER THE COMPANY'S 401(K) PROFIT SHARING PLAN
         AND LIFE INSURANCE PREMIUMS, AS FOLLOWS:  MR. SEAMANS:  $2,100 AND $783, RESPECTIVELY; MR. FAW:  $2,083 AND $153,
         RESPECTIVELY; MR. NELSON:  $2,060 AND $224, RESPECTIVELY; MR. BENTON:  $2,375 AND $927, RESPECTIVELY; AND MR. RIVIERE:
         $1,814 AND $155, RESPECTIVELY.


     THE FOLLOWING TABLE SETS FORTH THE NUMBER OF STOCK OPTIONS GRANTED TO THE NAMED EXECUTIVE OFFICERS DURING FISCAL 1997 AND INFORMATION REGARDING STOCK OPTION EXERCISES AND EXERCISABLE AND UNEXERCISABLE STOCK OPTIONS HELD BY THE NAMED EXECUTIVE OFFICERS AS OF MARCH 31, 1997.


   STOCK OPTION GRANTS IN THE LAST FISCAL YEAR AND FISCAL YEAR-END VALUES<F1>


                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                                   AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION
                                  Individual Grants                                          FOR OPTION TERM
                                         PERCENT OF
                         NUMBER OF     TOTAL OPTIONS
                         SECURITIES      GRANTED TO
                         UNDERLYING      EMPLOYEES       EXERCISE OR
                          OPTIONS        IN FISCAL       BASE PRICE      EXPIRATION
         Name            GRANTED(#)    YEAR              ($/SH)<F2>         DATE          5%($)          10%($)


 Gary F. Seamans          150,000          14.3%            9.6875        10/22/06       869,668       2,179,660
 Robert D. Faw             40,000           3.8%            9.6875         7/24/06       224,504         558,741
 J. William Nelson         40,000           3.8%            9.6875         7/24/06       224,504         558,741
 Curtis L. Benton          20,000           1.9%            9.6875         7/24/06       112,252         279,370
 Richard P. Riviere        12,000           1.4%            9.6875         7/24/06        67,351         167,622


<F1>             At the end of fiscal 1997, none of the options granted had vested and therefore none were exercisable during fiscal 1997.  The value of unexercised in-the-money stock options at March 31, 1997 that were unexercisable with a fair market value equal to $13.375 held by Mr. Seamans (150,000 shares valued at $2,006,250); Mr. Faw (40,000 shares valued at $535,000); Mr. Nelson (40,000 shares valued at $535,000); Mr. Benton (20,000 shares valued at
                 $267,500) and Mr. Riviere (12,000 shares valued at $160,000).

<F2>             All of the options listed in this table were repriced by the Company on July 24, 1996 and March 12, 1997 to
                 $21.625 and $9.6875, respectively.  The exercise prices listed in the table reflect the repricing of the options.



EMPLOYMENT AGREEMENTS

  Pursuant to an agreement dated September 13, 1988 between the Company and Richard Riviere, the Vice President of Transaction Services of the Company and President of Conference Plus, Inc., a subsidiary of the Company ("Conference Plus"), Mr. Riviere receives an annual base salary of not less than $75,000 during his employment with the Company. This agreement also provides Mr. Riviere with a right of first refusal with respect to the Company's interest in Conference Plus in the event the Company decides to sell such interest. In addition, after his employment with the Company terminates, Mr. Riviere has agreed not to compete with the Company for a period of two years.

DIRECTOR COMPENSATION

  Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Mr. Gaynor who receives $30,000 per year as Vice Chairman. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees of the Company do not receive additional compensation for service as directors. In connection with his election as a director of the Westell, Inc., a subsidiary of the Company, in November 1995, Mr. Dwyer was granted an option to purchase 89,900 shares of Class A Common Stock at an exercise price of $6.50 per share. Mr. Dwyer's options vest at a rate of 1,872 shares per month commencing January 1, 1996. Mr. Simon also receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company.


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

  The Compensation Committee is currently composed of Messrs. Wade (Chair), Gaynor and Simon, the Assistant Secretary and Assistant Treasurer of the Company. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

  Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $88,000, $64,000 and $44,000 in fiscal 1995, 1996 and 1997, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

  The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of July 25, 1997 except as otherwise noted, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Under Rule 13d-3 of the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.


STOCKHOLDERS,                                             NUMBER OF             NUMBER OF         PERCENT OF
NAMED EXECUTIVE                                            CLASS A                CLASS B        TOTAL VOTING
OFFICERS AND DIRECTORS                                     SHARES                SHARES<F1>         POWER<F2>


Robert C. Penny III . . . . . . . . . . . . . . . .            --                19,661,068 <F3>     78.6%
Melvin J. Simon . . . . . . . . . . . . . . . . . .            --                19,873,356 <F3><F4> 79.4%
Gary F. Seamans . . . . . . . . . . . . . . . . . .          105,644 <F5>         1,372,557           5.5%
Robert H. Gaynor  . . . . . . . . . . . . . . . . .          259,608                     --           *
Curtis L. Benton  . . . . . . . . . . . . . . . . .          689,974 <F6>                --           *
Richard P. Riviere  . . . . . . . . . . . . . . . .            2,400 <F6>                --           *
J. William Nelson . . . . . . . . . . . . . . . . .          284,351 <F6>                --           *
Robert D. Faw . . . . . . . . . . . . . . . . . . .          106,144 <F6>                --           *
Stefan D. Abrams  . . . . . . . . . . . . . . . . .          223,360                     --           *
Michael A. Brunner  . . . . . . . . . . . . . . . .           60,900                     --           *
Paul A. Dwyer . . . . . . . . . . . . . . . . . . .           37,437 <F6>                --           *
Ormand J. Wade  . . . . . . . . . . . . . . . . . .          106,285                     --           *
All directors and executive
 officers as a group (15 persons) . . . . . . . . .        2,126,649 <F6>        21,245,913          87.0%


*  Less than 1%

<F1>     Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share.
         Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.

<F2>     Percentage of beneficial ownership is based on  15,078,700 shares of Class A Common Stock and 21,245,913 shares of Class
         B Common Stock outstanding as of July 25, 1997.

<F3>     Includes 19,661,068 shares of Class B Common Stock held by Messrs. Penny and Simon as Trustees pursuant to a Voting Trust
         Agreement dated February 23, 1994, as amended (the "Voting Trust"), among Robert C. Penny III and Melvin J. Simon, as trustees (the "Trustees"), and members of the Penny family (as defined in the Voting Trust Agreement) and Simon family
         (as defined in the Voting Trust Agreement). The Trustees have joint voting and dispositive power over all shares in the
         Voting Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting
         Trust in which they do not have a pecuniary interest. The Voting Trust contains 6,170,381 shares held for the benefit of
         Mr. Penny's immediate family and 863,510 shares held for the benefit of Mr. Simon's immediate family. The address for
         Messrs. Penny and Simon is Melvin J. Simon & Associates, Ltd., 4343 Commerce Court, Suite 114, Lisle, Illinois 60532.

<F4>     Includes 212,288 shares held in trust for the benefit of Shawn F. Seamans, Gary F. Seaman's son, for which Mr. Simon is trustee and has sole voting and dispositive power. Mr. Simon disclaims beneficial ownership of these shares.

<F5>     Represents shares held in trusts for the benefit of J. William Nelson's children for which Mr. Seamans is trustee and has sole voting and dispositive power. Mr. Seamans disclaims beneficial ownership of these shares.

<F6>     Includes options to purchase shares that are exercisable within 60 days of July 25, 1997 as follows: Mr. Benton: 4,000 shares; Mr. Riviere: 2,400 shares; Mr. Nelson: 8,000 shares; Mr. Faw: 8,000 shares; Mr. Dwyer: 37,437 shares; and all directors and executive officers as a group: 58,400 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $88,000, $64,000 and $44,000 in fiscal 1995, 1996 and 1997, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

     The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 1997.

                              WESTELL TECHNOLOGIES, INC.

                                   /s/ STEPHEN J. HAWRYSZ
                              Stephen J. Hawrysz
                              Chief Financial Officer, Vice President,
                              Secretary and Treasurer