Form 10-Q
period 1997-06-30
WESTELL TECHNOLOGIES INC
filed 1997-08-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X]  QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________



Commission File Number  0-27266


                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in  its charter)

          DELAWARE                                         36-3154957
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

   750 N. COMMONS DRIVE, AURORA, IL                          60543
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (630) 898-2500

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


Class A Common Stock, $0.01 Par Value -- 15,078,700 shares at July 31, 1997 Class B Common Stock, $0.01 Par Value -- 21,245,913 shares at July 31, 1997

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I      FINANCIAL INFORMATION:                                   Page No.

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets                       3
                 - As of March 31, 1997 and June 30, 1997 (unaudited)

                Condensed Consolidated Statements of Operations (unaudited) 4
                 - Three months ended June 30, 1996 and 1997

                Condensed Consolidated Statements of Cash Flows (unaudited) 5
                - Three months ended June 30, 1996 and 1997

                Notes to the Condensed Consolidated Financial Statements
                   (unaudited)                                              6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    7


PART II  OTHER INFORMATION


      Item 5.  Other Information                                           10


      Item 6.  Exhibits and Reports on Form 8-K                            10



SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K under the "Risk Factors" section for the fiscal year ended March 31, 1997, which are not historical facts (including, without limitation, statements about our confidence and strategies and our expectations about new and existing products, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL modem) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions).

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                                                     March 31,        June 30,
                                                                                       1997            1997
                                                                                                    (unaudited)
                                                                                          (in thousands)

 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                 $ 28,437         $ 24,953
   Short term investments  . . . . . . . . . . . . . . . . . . . .                   10,850            7,834
   Accounts receivable (net of allowance of $521,000 and $581,000,                   12,119           10,068
      respectively)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .                   10,416            9,559
   Prepaid expenses and deposits . . . . . . . . . . . . . . . . .                    1,177              556
   Refundable income taxes . . . . . . . . . . . . . . . . . . . .                      320              320
   Deferred income tax asset . . . . . . . . . . . . . . . . . . .                    2,410            2,410
   Land and building construction held for sale  . . . . . . . . .                   16,203           16,197
      Total current assets . . . . . . . . . . . . . . . . . . . .                   81,932           71,897
 Property and equipment:
   Machinery and equipment . . . . . . . . . . . . . . . . . . . .                   10,703           10,934
   Office, computer and research equipment . . . . . . . . . . . .                   17,951           18,815
   Leasehold improvements  . . . . . . . . . . . . . . . . . . . .                    1,277            1,460
                                                                                     29,931           31,209
   Less accumulated depreciation and amortization  . . . . . . . .                   15,293           17,014
    Property and equipment, net  . . . . . . . . . . . . . . . . .                   14,638           14,195
 Deferred income tax asset and other assets  . . . . . . . . . . .                   11,479           14,569
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .                $ 108,049       $  100,661


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .                 $ 7,111           $ 5,029
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .                   4,049             4,181
   Accrued compensation  . . . . . . . . . . . . . . . . . . . . .                   3,133             2,124
   Current portion of long-term debt . . . . . . . . . . . . . . .                   2,121             1,937
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .                      --               550
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . .                     413               413
      Total current liabilities  . . . . . . . . . . . . . . . . .                  16,827            14,234

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                   4,366             4,048
 Other long-term liabilities . . . . . . . . . . . . . . . . . . .                     706               668
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                      --                --
 Commitments and contingencies
 Stockholders' equity:
 Class A common stock, par $0.01 . . . . . . . . . . . . . . . . .                     150               150
    Authorized - 43,500,000 shares
    Issued and outstanding - 14,984,811 shares at March 31, 1997 and
    15,078,700 shares at June 30, 1997
 Class B common stock, par $0.01 . . . . . . . . . . . . . . . . .                     213               213
    Authorized - 25,000,000 shares
    Issued and outstanding - 21,335,913 shares at March 31, 1997 and
    21,245,913 shares at June 30, 1997
 Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . .                     --                --
    Authorized - 1,000,000 shares
    Issued and outstanding - none
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                96,285            96,378
 Cumulative translation adjustment . . . . . . . . . . . . . . . .                   (167)             (255)
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                (10,293)          (14,813)
      Total stockholders' equity . . . . . . . . . . . . . . . . .                86,188            81,673
        Total liabilities and stockholders' equity . . . . . . . .             $ 108,049          $ 100,661


   The accompanying notes are an integral part of these Condensed Consolidated
                            Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               June 30,

                                                          1996          1997

                                                                     (unaudited)
                                             (in thousands, except per share data)

 Equipment sales . . . . . . . . . . . . . .         $ 17,413              $ 16,336
 Service revenue . . . . . . . . . . . . . .            2,846                 3,001
   Total revenues  . . . . . . . . . . . . .           20,258                19,337

 Cost of equipment sales . . . . . . . . . .           11,220                11,367
 Cost of services  . . . . . . . . . . . . .            1,779                 1,558

   Cost of goods sold  . . . . . . . . . . .           12,999                12,925

    Gross margin . . . . . . . . . . . . . .            7,259                 6,412
 Operating expenses:
   Sales and marketing . . . . . . . . . . .            3,922                 5,419
   Research and development  . . . . . . . .            4,222                 6,087
   General and administrative  . . . . . . .            2,224                 2,947
     Total operating expenses  . . . . . . .           10,368                14,453
   Operating loss from continuing
   operations  . . . . . . . . . . . . . . .           (3,109)               (8,041)
 Other income , net  . . . . . . . . . . . .              228                   494
 Interest expense  . . . . . . . . . . . . .               97                    63

 Loss from continuing operations before taxes           (2,978)               (7,610)
 Benefit for income taxes  . . . . . . . . .            (1,290)               (3,090)
 Loss from continuing operations . . . . . .            (1,688)               (4,520)
   Loss from discontinued operations
     (net of tax benefits of $ 5,000 and $ 0,
      respectively)                                         (7)                    -

 Net loss  . . . . . . . . . . . . . . . . .           $(1,695)              $(4,520)
   Loss per share:
 Continuing operations . . . . . . . . . . .           $ (0.05)              $ (0.12)
 Discontinued operations . . . . . . . . . .             (0.00)                (0.00)

 Net loss per share  . . . . . . . . . . . .           $ (0.05)              $ (0.12)
   Average number of common shares
   outstanding . . . . . . . . . . . . . . .            34,825                36,321



   The accompanying notes are an integral part of these Condensed Consolidated
                            Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended
                                                                                   June 30,
                                                                         1996                   1997

                                                                                 (unaudited)
                                                                                (in thousands)

 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .    $       (1,695)        $      (4,520)
   Reconciliation of net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .             1,269                 1,797
     Stock awards  . . . . . . . . . . . . . . . . . . . . . . .                17                    12
     Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .            (1,298)               (3,090)
 Changes in assets and liabilities:
     (Increase) decrease in accounts receivable  . . . . . . . .            (1,941)                1,999
     (Increase) decrease in inventory  . . . . . . . . . . . . .              (607)                  809
     Decrease in prepaid expenses and deposits . . . . . . . . .               631                   621
     Decrease in accounts payable and accrued expenses . . . . .            (2,124)               (1,412)
     Decrease in accrued compensation  . . . . . . . . . . . . .            (1,140)               (1,009)
     Increase (decrease) in deferred revenues  . . . . . . . . .            (1,865)                    0
       Net cash used in operating activities . . . . . . . . . .            (8,753)               (4,793)

 Cash flows from investing activities:
     Purchases of property and equipment . . . . . . . . . . . .            (1,271)               (1,354)
     Decrease in other assets  . . . . . . . . . . . . . . . . .                 3                    --
     Decrease in short term investments  . . . . . . . . . . . .             1,864                 3,016
     Land and building construction held for sale  . . . . . . .                --                     6
       Net cash provided by investing activities . . . . . . . .               596                 1,668

 Cash flows from financing activities:
     Net borrowing (repayment) under revolving promissory notes                --                    550
     Repayment of long-term debt and leases payable  . . . . . .              (473)                 (502)
     Cash distributed to Meridian LLC partner  . . . . . . . . .               --                   (500)
     Proceeds from the issuance of common stock  . . . . . . . .            61,712                    80
       Net cash provided by (used in) financing activities . . .            61,239                  (372)

 Effect of exchange rate changes on cash . . . . . . . . . . . .                 7                    13
       Net increase (decrease) in cash . . . . . . . . . . . . .            53,089                (3,484)
 Cash and cash equivalents, beginning of period  . . . . . . . .            18,602                28,437
 Cash and cash equivalents, end of period  . . . . . . . . . . .    $       71,691          $     24,953


     The accompanying notes are an integral part of these Condensed Consolidated
                                  Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 31, 1997.

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 1997, and for all periods presented. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunication products that enable telecommunication services over copper telephone wires. The Company's telecommunication products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate Adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services (ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second (Mbps) and E-1 transmission at approximately 2.0 Mbps and
(iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second (Kbps) and analog services over a 4 kilohertz bandwidth. Westell's net revenues decreased 4.5% in the three months ended June 30, 1997 when compared to the same period of the prior year. This decrease in revenue was primarily a result of decreased DS0 and DSL product revenues. The DSO decrease was due primarily to a decline in analog equipment sales as network providers transition to digital based products while the decrease in DSL revenue was due to lower average sale prices resulting from system integration efforts and the Company's aggressive marketing strategy to maintain its leading trial market share. The decreases in DS0 and DSL revenues were partially off set by increases in DS1 and teleconferencing service revenue of 7.3% and 5.4%, respectively, when compared to the corresponding prior year period. Historically, revenues from DS1 and DS0 products provided most of the Company's revenues.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success on increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In the June 1997 quarter, the majority of the DSL revenue has been generated by shipments of ADSL systems used in trials for data applications (i.e. Internet access and work at home ect.) due to the growth in users accessing the World Wide Web through the Internet and the need to increase the transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.



RESULTS OF OPERATIONS - Period ended June 30, 1997 compared to period ended
                        June 30, 1996

Revenues. The Company's revenues decreased 4.5%, from $20.3 million in the three months ended June 30, 1996 to $19.3 million in the three months ended June 30, 1997. The revenue decrease was primarily due to a decrease in DS0 revenue of $1.4 million for the three months ended June 30, 1997 when compared to the same period in the prior year. The decrease in DS0 revenue was primarily due to a decline in analog equipment sales as local service providers transition to digital based products for providing service. DSL revenues decreased $638,000 when compared to the same prior year period due to lower average system sales prices resulting from product integration efforts and the Company aggressively marketing its systems to maintain market share. The DSL revenue decrease was partially offset by an increase in DSL unit shipments. The decreases in DS0 and DSL revenues was offset in part by increases in DS1 product revenues of $874,000 and teleconference service revenue of $155,000 in the three month period ended June 30, 1997 when compared to the same period in the prior year. The increase in DS1 sales was caused by higher average unit sale prices as a result of product sales mix which was offset in part by slightly lower overall unit volume and continued competitive pricing pressures on unit sales prices when compared to the corresponding period in the preceding year. The increase in teleconference service revenue by the Company's Conference Plus, Inc. subsidiary was due primarily to increased audio conferencing volume from the same period of the prior year the effect of which was offset by a one time videoteleconference equipment OEM sale in June 1996 of approximately $670,000.

Gross Margin. Gross margin as a percentage of revenues decreased from 35.8% to 33.2% for the three months ended June 30, 1997 when compared to the same period in the prior year. This decrease was due primarily to continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive pricing of DSL trial systems to capture and stimulate early market activity prior to volume orders and further product cost integration.

Sales and Marketing. Sales and marketing expenses increased 38.2%, from $3.9 million in the three months ended June 30, 1996 to $5.4 million in the three months ended June 30, 1997. Sales and marketing expenses increased as a percentage of revenues from 19.4% in the three months ended June 30, 1996 to 28.0% in the three months ended June 30, 1997. The increase in sales and marketing expenses for the three month period was due to staff additions to support and promote the Company's product lines, particularly the Company's ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

Research and Development. Research and development expenses increased 44.2%, from $4.2 million in the three months ended June 30, 1996 to $6.1 million in the three months ended June 30, 1997. Research and development expenses increased as a percentage of revenues from 20.8% in the three months ended June 30, 1996 to 31.5% in the three months ended June 30, 1997. The increase in research and development expenses for the three month period was due primarily to costs associated with additional personnel to support new product developments such as the Access Multiplexer, RADSL and co-development of ADSL for the DSC Lite-Span Digital Loop Carrier system and increased prototype material costs to support these development activities. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will continue to increase in absolute dollars.

General and Administrative. General and administrative expenses increased 32.5%, from $2.2 million in the three months ended June 30, 1996 to $2.9 million in the three months ended June 30, 1997. General and administrative expenses increased as a percentage of revenues from 11.0% in the three months ended June 30, 1996 to 15.2% in the three months ended June 30, 1997. The increase in general and administrative expenses was due to additional personnel to manage expanded corporate infrastructure functions in both domestic and international operations and increased costs related to our new corporate facilities. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

Other income, net. Other income, net increased $266,000 from income of $228,000 in the three months ended June 30, 1996 to income of $494,000 in the three months ended June 30, 1997. The increase in other income, net was due to investment of additional available cash generated by the Company's Class A common stock offering made in late June 1996.

Interest expense. Interest expense decreased from $97,000 in the three months ended June 30, 1996 to $63,000 in the three months ended June 30, 1997. Interest expense decreased as a result of reduced net obligations outstanding during the first quarter of fiscal 1998 when compared to those outstanding during the first quarter of fiscal 1997 under the promissory notes, equipment borrowing and construction loan facilities available to the Company.

Benefit for income taxes. Benefit for income taxes represents the tax benefit generated by the loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company completed a secondary public offering of Class A Common Stock which generated $61.6 million in funds. As of June 30, 1997 the Company had $32.8 million in cash and short term investments which is being invested in short-term investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $4.8 million in the three months ended June 30, 1997, which resulted primarily from a loss from continuing operations before income taxes of $5.8 million (net of depreciation) and a decrease in accounts payable, accrued expenses and accrued compensation. These uses were offset in part by working capital generated by decreases in accounts receivable, inventory and prepaid expenses for the three month period ended June 30, 1997.

Capital expenditures for the three month period ended June 30, 1997 were $1.4 million, all of which was funded by available cash. The Company expects to spend approximately $5.0 million in the remainder of fiscal year 1998 for capital equipment expenditures.

At June 30,1996, the Company's principal sources of liquidity were $32.8 million of cash and short term investments, and $9.6 million and $5.3 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. In addition, the Company expects to realize approximately $16 million upon the sale and leaseback of the Aurora facility it now occupies. The Company advanced the construction funding for the Aurora facility which is shown on the accompanying Balance Sheets as "Land and building construction held for sale" and intends to sell its interest to a third party and have the construction advances repaid during the current fiscal year. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $16.9 million at June 30, 1997. This deferred tax asset relates to (i) tax credit carryforwards of approximately $3.2 million, (ii) a net operating loss carryforward tax benefit of approximately $11.9 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations.




PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     None

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


                                      WESTELL TECHNOLOGIES, INC.

                                      (Registrant)



DATE: August 14, 1997
                                       By:    /s/ GARY F. SEAMANS
                                             __________________________
                                              GARY F. SEAMANS
                                              Chairman of the Board, President
                                              and Chief Executive Officer


                                       By:   /s/ STEPHEN J. HAWRYSZ
                                            ____________________________
                                             STEPHEN J. HAWRYSZ
                                             Chief Financial Officer, Vice
                                             President, Secretary and Treasurer