Form 10-Q
period 1997-09-30
WESTELL TECHNOLOGIES INC
filed 1997-11-13
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


Class A Common Stock, $0.01 Par Value   15,111,887 shares at October 31, 1997
Class B Common Stock, $0.01 Par Value   21,245,913 shares at October 31, 1997


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                                3
          - As of March 31, 1997 and September 30, 1997 (unaudited)
          Condensed Consolidated Statements of Operations (unaudited)          4
          - Three months ended September 30, 1996 and 1997
          - Six months ended September 30, 1996 and 1997

          Condensed Consolidated Statements of Cash Flows (unaudited)          5
          - Six months ended September 30, 1996 and 1997

          Notes to the Condensed Consolidated Financial Statements (unaudited) 6

     Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7


PART II  OTHER INFORMATION

     Item 4. Submission of Matters to Vote of Security Holders                10

     Item 6. Exhibits and Reports on Form 8-K                                 10


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



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 ASSETS
                                                                                               March 31,         September 30,
                                                                                                 1997                1997
                                                                                                                  (unaudited)
                                                                                                      (in thousands)
                       Current assets:
                         Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $ 28,437            $ 39,305
                         Short term investments  . . . . . . . . . . . . . . . . . . . . .          10,850               5,406
                         Accounts receivable (net of allowance of $521,000 and $601,000,
                        respectively)  . . . . . . . . . . . . . . . . . . . . . . . . . .          12,119              12,028
                         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,416               7,802
                         Prepaid expenses and deposits . . . . . . . . . . . . . . . . . .           1,177               1,192
                         Refundable income taxes . . . . . . . . . . . . . . . . . . . . .             320                 320
                         Deferred income tax asset . . . . . . . . . . . . . . . . . . . .           2,410               2,410
                         Land and building construction held for sale  . . . . . . . . . .          16,203                 -
                             Total current assets  . . . . . . . . . . . . . . . . . . . .          81,932              68,463
                       Property and equipment:
                         Machinery and equipment . . . . . . . . . . . . . . . . . . . . .          10,703              11,760
                         Office, computer and research equipment . . . . . . . . . . . . .          17,951              18,860
                         Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .           1,277               1,411
                                                                                                    29,931              32,031
                         Less accumulated depreciation and amortization  . . . . . . . . .          15,293              18,191
                          Property and equipment, net  . . . . . . . . . . . . . . . . . .          14,638              13,840
                       Deferred income tax asset and other assets  . . . . . . . . . . . .          11,479              17,422
                             Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       $  99,725            $108,049


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                       Current liabilities:
                        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,111             $ 6,435
                        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .           4,049               4,916
                        Accrued compensation . . . . . . . . . . . . . . . . . . . . . . .           3,133               3,428
                        Current portion of long-term debt  . . . . . . . . . . . . . . . .           2,121               1,767
                        Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            --                   550
                        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .             413                 413
                         Total current liabilities   . . . . . . . . . . . . . . . . . . .          16,827              17,509
                       Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           4,366               3,633
                       Other long-term liabilities . . . . . . . . . . . . . . . . . . . .             668                 765
                       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .             -                   -
                       Commitments and contingencies
                       Stockholders' equity:
                       Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . .             150                 151
                         Authorized - 43,500,000 shares
                         Issued and outstanding - 14,984,811 shares at March 31, 1997 and
                         15,111,807 shares at September 30, 1997
                       Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . .             213                 212
                         Authorized - 25,000,000 shares
                         Issued and outstanding - 21,335,913 shares at March 31, 1997 and

                         21,245,913 shares at September 30, 1997
                       Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . .              -                   -
                         Authorized - 1,000,000 shares
                         Issued and outstanding - none
                       Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .          96,285              96,740
                       Cumulative translation adjustment . . . . . . . . . . . . . . . . .           (167)                  45
                       Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .        (10,293)            (19,330)
                             Total stockholders' equity  . . . . . . . . . . . . . . . . .          86,188              77,818
                               Total liabilities and stockholders' equity  . . . . . . . .       $ 108,049           $  99,725

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended             Six Months Ended
                                                                          September 30,                  September 30,
                                                                        1996          1997            1996          1997

                                                                                           (unaudited)
                                                                              (in thousands, except per share data)

                       Equipment sales . . . . . . . . . . . . . .      $ 18,677      $ 18,439          $ 36,782       $ 34,774
                       Services  . . . . . . . . . . . . . . . . .         2,375         3,251             4,529          6,253
                         Total revenues  . . . . . . . . . . . . .        21,052        21,690            41,311         41,027

                       Cost of equipment sales . . . . . . . . . .        12,830        13,418            24,051         24,786
                       Cost of services  . . . . . . . . . . . . .         1,251         1,436             3,030          2,994
                         Total cost of goods sold  . . . . . . . .        14,081        14,854            27,081         27,780

                          Gross margin . . . . . . . . . . . . . .         6,971         6,836            14,230         13,247
                       Operating expenses:
                         Sales and marketing . . . . . . . . . . .         3,627         4,703             7,549         10,122
                         Research and development  . . . . . . . .         4,737         6,680             8,959         12,766
                         General and administrative  . . . . . . .         2,115         3,099             4,339          6,046
                          Total operating expenses . . . . . . . .        10,479        14,482            20,847         28,934
                       Operating loss from continuing operations .       (3,508)       (7,646)           (6,617)       (15,687)

                       Other income, net . . . . . . . . . . . . .           473           362               702            855
                       Interest expense  . . . . . . . . . . . . .           100            62               197            125
                       Loss from continuing operations before taxes      (3,135)       (7,346)           (6,112)       (14,957)
                       Benefit for income taxes  . . . . . . . . .       (1,205)       (2,830)           (2,495)        (5,920)
                       Loss from continuing operations . . . . . .       (1,930)       (4,516)           (3,617)        (9,037)
                       Income (loss) from discontinued operations
                        (net of tax benefit (expense) of ($2,000),
                        0, $3,000,  0, respectively)   . . . . . .             3          --                 (5)           --
                       Net loss  . . . . . . . . . . . . . . . . .      $(1,927)      $(4,516)         $ (3,622)      $ (9,037)

                         Loss per share:
                       Continuing operations . . . . . . . . . . .      $ (0.05)      $ (0.12)          $ (0.10)       $ (0.25)
                       Discontinued operations . . . . . . . . . .        (0.00)        (0.00)            (0.00)         (0.00)
                       Net loss per share  . . . . . . . . . . . .      $ (0.05)      $ (0.12)          $ (0.10)       $ (0.25)
                         Average number of common shares
                        outstanding  . . . . . . . . . . . . . . .        36,308        36,337            35,567         36,329





   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                     September 30,
                                                                                              1996                   1997


                                                                                                      (unaudited)
                                                                                                     (in thousands)

                       Cash flows from operating activities:
                                                                              Net loss          $(3,622)              $(9,037)
                       Reconciliation of net income to net cash provided by
                        (used in) operating activities:
                                                         Depreciation and amortization             2,530                 3,477
                                                                          Stock awards                34                    24
                                                                        Deferred taxes           (2,347)               (5,920)
                       Changes in assets and liabilities:
                                            (Increase) decrease in accounts receivable           (2,829)                   184
                                                      (Increase) decrease in inventory           (1,489)                 2,738
                                  (Increase) decrease in prepaid expenses and deposits               375                  (15)
                          Increase (decrease) in accounts payable and accrued expenses           (2,321)                   787
                                           Increase (decrease) in accrued compensation             (529)                   295
                                              Increase (decrease) in deferred revenues           (1,815)                   -
                          Net cash used in operating activities  . . . . . . . . . . .          (12,013)               (7,467)

                       Cash flows from investing activities:
                                                   Purchases of property and equipment           (2,417)               (2,678)
                                                   (Increase) decrease in other assets                 4                  (24)
                        Decrease in short term investments   . . . . . . . . . . . . .              --                   5,445
                                        Land and building construction held for resale           (8,522)                16,203
                                   Net cash provided by (used in) investing activities          (10,935)                18,946

                       Cash flows from financing activities:
                                        Net repayment under revolving promissory notes              --                     550
                                        Repayment of long-term debt and leases payable             (787)               (1,087)
                                              Cash distributed to Meridian LLC partner                                   (500)
                                            Proceeds from the issuance of common stock            61,787                   430
                                   Net cash provided by (used in) financing activities            61,000                 (607)

                                               Effect of exchange rate changes on cash                 6                   (3)
                                                                  Net increase in cash            38,058                10,869
                                        Cash and cash equivalents, beginning of period            21,789                28,436
                                              Cash and cash equivalents, end of period           $59,847               $39,305




   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 1997, and for all periods presented. The results of operations for the three and six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

NOTE 2. SALE AND LEASEBACK TRANSACTION

     On September 29,1997, the Company realized $16.2 million upon the sale and leaseback of the Aurora facility it now occupies. The Company advanced construction funding for the Aurora facility which was shown in prior period Balance Sheets as "Land and building construction held for sale" which was repaid during the second quarter of fiscal 1998 upon completing the sale of the facility to a third party. The Aurora facility was leased back in a related transaction with the same third party, whereby, the Company entered into a 20 year lease of the facility that runs through 2017. In addition, the lease requires the Company to pay utilities, insurance and real estate taxes on the facility.

     Total minimum future rental payments under the terms of the lease are as follows (in thousands):

          1998 (October 1, 1997 to March 31, 1998)     $   874
          1999                                           1,748
          2000                                           1,766
          2001                                           1,783
          2002                                           1,801
          2003                                           1,819
          Thereafter                                    28,494

NOTE 3. PROPOSED ACQUISITION

     On September 30, 1997, the Company entered into a Agreement and Plan of Merger with Amati Communications Corporation whereby Amati will become a wholly owned subsidiary of Westell Technologies, Inc. Pursuant to the Agreement and Plan of Merger, and subject to the approval of the transaction by the respective stockholders of both companies and certain regulatory approval, holders of outstanding Amati Common Stock will receive 0.9 shares of Westell Class A Common Stock in exchange for each share of Amati Common Stock.

     Following the announcement of the proposed Merger, Amati, each Amati director and Westell were named as defendants in three substantially similar actions filed in the Delaware Court of Chancery. Each of the actions is plead as a class action on behalf of a purported class of Amati stockholders and alleges that the directors of Amati breached their fiduciary duties in connection with approving the Merger. Amati, each Amati director and Westell believe that the actions are without merit and intends to defend themselves vigorously.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunication products that enable telecommunication services over copper telephone wires. The Company's telecommunication products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services (ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. Westell's net revenues increased 3.0% in the three months ended September 30, 1997, and decreased by 0.7% in the six months ended September 30, 1997 when compared to the same periods of the prior year. The revenue increase in the three month period was primarily a result of increased DSL product shipments, as well as increased teleconferencing service revenues which were partially offset by decreases in DS0 and DS1 sales. The decrease in DS0 sales was anticipated as network providers transition to digital based products while the decrease in DS1 sales was primarily due to a change in sales mix. The decrease in revenue for the six month period was primarily due to a decrease in DS0 revenue which was partially offset by increases in DS1, DSL, and teleconferencing revenues. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1998 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In the current fiscal year, the majority of the DSL revenue has been generated by shipments of ADSL systems used in trials for data applications (i.e. Internet access and work at home etc.) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.



RESULTS OF OPERATIONS - Periods ended September 30, 1997 compared to periods ended September 30, 1996

Revenues. The Company's revenues increased 3.0% from $21.1 million in the three months ended September 30, 1996 to $21.7 million in the three months ended September 30, 1997. This revenue increase was primarily due to increases in DSL revenue of $754,000 and teleconferencing revenue from the Company's Conference Plus subsidiary of $876,000. Increased DSL revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting from product integration efforts and aggressively marketing ADSL systems to maintain market share. This increase was partially offset by a $547,000 decrease in DS0 revenue. The decrease in DS0 revenue was due to lower average unit sale prices as a result of changes in product mix and continued competitive pricing pressures on unit sales prices offset in part by slightly higher unit sales. DS1 revenue also decreased by 4.7% from $13.0 million in the three months ended September 30, 1996 to $12.4 million in the three months ended September 30, 1997. This decrease in DS1 revenue was due to lower average unit sales prices and lower unit sales brought about by changes in product sales mix and continued competitive pricing pressures.

The Company's revenues decreased 0.7% in the six months ended September 30, 1997, from $41.3 million to $41.0 million in the six month periods ended September 30, 1996 and 1997, respectively. The revenue decrease was principally due to a decrease in DS0 revenue of $1.9 million for the six months ended September 30, 1997 when compared to the same period in the prior year. The decrease in DS0 revenue was primarily due to a decline in analog equipment sales as local service providers transition to digital based products for providing service and lower average unit sale prices as a result of changes in product mix and continued competitive pricing pressures. This decrease was offset by increases in DS1 product revenue of $267,000, DSL product revenue of $116,000, and teleconferencing service revenue of $1.7 million. The increase in DS1 revenue was caused by higher average unit sales prices as a result of changes in product mix which was offset in part by slightly lower overall unit volume and continued competitive pricing pressures on unit sales prices when compared to the corresponding period in the preceding year. The increase in DSL sales was caused by an increase in DSL unit shipments which was partly offset by decreases in average system sales prices resulting from product integration efforts and the Company aggressively marketing its systems to maintain market share. The increase in teleconference service revenue by the Company's Conference Plus, Inc. subsidiary was due primarily to increased audio conferencing volume from the same period of the prior year.

Gross Margin. Gross margin as a percentage of revenue decreased from 33.1% in the three months ended September 30, 1996 to 31.5% in the three months ended September 30, 1997 and decreased from 34.4% in the six months ended September 30, 1996 to 32.3% for the six months ended September 30, 1997. These decreases in gross profit margin were primarily due to continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive pricing of the DSL trial systems to capture and stimulate early market activity prior to volume orders and further product cost integration.

Sales and Marketing. Sales and marketing expenses increased 29.7% from $3.6 million in the three months ended September 30, 1996 to $4.7 million in the three months ended September 30, 1997, and increased 34.1% from $7.5 million in the six months ended September 30, 1996 to $10.1 million in the six months ended September 30, 1997. Sales and marketing expenses increased as a percentage of revenues from 17.2% in the three months ended September 30, 1996 to 21.7% in the three months ended September 30, 1997 and increased as a percentage of revenues from 18.3% in the six month period ended September 30, 1996 to 24.7% for the six month period ended September 30, 1997. The increases in sales and marketing expenses during the periods were due to staff additions to support and promote the Company's product lines, particularly the Company's ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

Research and Development. Research and development expenses increased 41.0%, from $4.7 million in the three months ended September 30, 1996 to $6.7 million in the three months ended September 30, 1997 and increased 42.5%, from $9.0 million in the six months ended September 30, 1996 to $12.8 million in the six months ended September 30, 1997. Research and development expenses increased as a percentage of revenues from 22.5% in the three months ended September 30, 1996 to 30.8% in the three months ended September 30, 1997 and increased as a percentage of revenues from 21.7% in the six months ended September 30, 1996 to 31.1% in the six months ended September 30, 1997. The increase in research and development expenses for the three and six month periods were primarily due to costs associated with additional personnel to support new product developments such as the Access Multiplexer, RADSL and co-development of ADSL for the DSC Lite-Span Digital Loop Carrier system and increased prototype material costs to support development activities. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive and anticipates that research and development costs will continue to increase in absolute dollars.

General and Administrative. General and administrative expenses increased 46.5%, from $2.1 million in the three months ended September 30, 1996 to $3.1 million in the three months ended September 30, 1997 and increased 39.3% from $4.3 million in the six months ended September 30, 1996 to $6.0 million in the six months ended September 30, 1997. General and administrative expenses increased as a percentage of revenues from 10.0% in the three months ended September 30, 1996 to 14.3% in the three months ended September 30, 1997 and increased from 10.5% in the six months ended September 30, 1996 to 14.7% in the six months ended September 30, 1997. The increase in general and administrative expenses was due to additional personnel to manage expanded corporate infrastructure functions in both domestic and international operations and increased costs related to the Company's new corporate facilities. The Company anticipates that general and administrative costs will continue to increase in absolute dollars as the Company hires additional personnel.

Other income, net. Other income, net decreased from $473,000 in the three months ended September 30, 1996 to $362,000 in the three months ended September 30, 1997 and increased from $702,000 in the six months ended September 30, 1996 to $855,000 in the six months ended September 30, 1997. The income for the three and six month periods ended September 30, 1996 and September 30, 1997 was due to interest income earned on temporary cash investments made as a result of investing available funds generated in the Company's Class A Common Stock offering made in late June 1996.

Interest expense. Interest expense decreased from $100,000 in the three months ended September 30, 1996 to $62,000 in the three months ended September 30, 1997 and decreased from $197,000 in the six months ended September 30, 1996 to $125,000 in the six months ended September 30, 1997. Interest expense decreased as a result of reduced net obligations outstanding during the first and second quarters of fiscal 1998 when compared to those outstanding during the first and second quarters of fiscal 1997 under promissory notes, equipment borrowing and construction loan facilities available to the Company.

Benefit for income taxes. Benefit for income taxes represents the tax benefit generated by the loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company completed a secondary public offering of Class A Common Stock which generated $61.6 million in funds. As of September 30, 1997 the Company had $44.7 million in cash and short term investments which is being invested in short term cash investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $7.5 million in the six months ended September 30, 1997, which resulted primarily from a loss from continuing operations before income taxes of $11.5 million (net of depreciation) and an increase in prepaid expenses and deposits. These uses were partially offset by working capital generated by decreases in accounts receivable and inventories and increases in accounts payable, accrued expenses and accrued compensation.

Capital expenditures for the six month period ended September 30, 1997 were $2.7 million, all of which was funded by available cash. The Company expects to spend approximately $4.0 million in the remainder of fiscal year 1998 for capital equipment expenditures.

On September 29,1997, the Company realized $16.2 million upon the sale and leaseback of the Aurora facility it now occupies. The Company advanced construction funding for the Aurora facility which was shown in prior period Balance Sheets as "Land and building construction held for sale" which was repaid during the second quarter of fiscal 1998 upon completing the sale of the facility to a third party. The Aurora facility was leased back in a related transaction with the same third party, whereby, the Company entered into a 20 year lease of the facility that runs through 2017. This action was anticipated and in line with management's intent as previously stated.

At September 30, 1997 the Company's principle sources of liquidity were $44.7 million of cash and short term investments, and $10.8 million and $4.8 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. Cash and cash equivalents , anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $19.7 million at September 30, 1997. This deferred tax asset relates to (i) tax credit carryforwards of approximately $3.2 million, (ii) a net operating loss carryforward tax benefit of approximately $14.8 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations

To raise additional capital, The Company filed a S-3 "shelf" registration statement on October 31, 1997 with the Securities and Exchange Commission which, when effective with the Securities and Exchange Commission, will permit the Company to sell up to $300 million of debt, equity or securities convertible in to Class A Common Stock. As of the date hereof, the Company has not decided when or if it will commence any offering of securities pursuant to this S-3 "shelf" registration statement.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 10, 1997 the Company held its annual shareholders meeting. The only matter put before vote of the security holders was the election of directors. The results of the election of directors was as follows based upon total votes cast of 97,360,138:

                                    For              Withheld
Gary F. Seamans                 97,313,007             47,131
Robert H. Gaynor                97,313,007             47,131
Melvin J. Simon                 97,313,007             47,131
Stefan D. Abrams                97,313,007             47,131
Michael A. Brunner              97,313,007             47,131
Paul A. Dwyer                   97,313,007             47,131
Ormand J Wade                   97,313,007             47,131


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

          Exhibit 27:  Financial Data Schedule

 b) The registrant filed a report on Form 8-K dated October 2, 1997 (AMATI acquisition).



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WESTELL TECHNOLOGIES, INC.
                            (Registrant)



DATE: November 13, 1997     By: GARY F. SEAMANS
                            GARY F. SEAMANS
                            Chairman of the Board
                            and Chief Executive Officer


                            By: STEPHEN J. HAWRYSZ
                            STEPHEN J. HAWRYSZ
                            Chief Financial Officer, Vice
                            President, Secretary and Treasurer