Form 10-Q
period 1997-12-31
WESTELL TECHNOLOGIES INC
filed 1998-02-17
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Class A Common Stock, $0.01 Par Value   15,337,094 shares at January 31, 1998
Class B Common Stock, $0.01 Par Value   21,033,413 shares at January 31, 1998


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                      Page No.

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets                           3

            - As of March 31, 1997 and December 31, 1997 (unaudited)

            Condensed Consolidated Statements of Operations (unaudited)     4
            - Three months ended December 31, 1996 and 1997
            - Nine months ended December 31, 1996 and 1997

            Condensed Consolidated Statements of Cash Flows (unaudited)     5
            - Nine months ended December 31, 1996 and 1997

            Notes to the Condensed Consolidated Financial Statements
             (unaudited)                                                    6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7


PART II  OTHER INFORMATION

      Item 5. Other events                                                 11

      Item 6. Exhibits and Reports on Form 8-K                             11

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 under the "Risk Factors" section, which are not historical facts (including, without limitation, statements about our confidence and strategies and our expectations about new and existing products, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL systems) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions). The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                               WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 ASSETS


                                                                                         March 31,             December 31,
                                                                                            1997                   1997
                                                                                                                (unaudited)
                                                                                                   (in thousands)
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 28,437                $ 36,795
   Short term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,850                  10,309

   Accounts receivable (net of allowance of $521,000 and $664,000, respectively) .
                                                                                                12,119                  13,532
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,416                   8,782
   Prepaid expenses and deposits . . . . . . . . . . . . . . . . . . . . . . . . .               1,177                     182
   Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 320                     320
   Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,410                   2,410
   Land and building construction held for sale  . . . . . . . . . . . . . . . . .              16,203                     -
       Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              81,932                  72,330
 Property and equipment:
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,703                  10,894
   Office, computer and research equipment . . . . . . . . . . . . . . . . . . . .              17,951                  20,553
   Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,277                   1,351
                                                                                                29,931                  32,798
   Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .              15,293                  19,714
    Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . .              14,638                  13,084
 Deferred income tax asset and other assets  . . . . . . . . . . . . . . . . . . .              11,479                  16,518
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   $ 101,932
                                                                                             $ 108,049




                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                                            $ 7,111             $ 5,453
  Accrued expenses                                                              4,049               6,921
  Accrued compensation                                                          3,133               3,742
  Current portion of long-term debt                                             2,121               1,597
  Notes payable                                                                  --                   550
  Deferred revenue                                                                413                 429
    Total current liabilities                                                  16,827              18,692
 Long-term debt                                                                 4,366               3,212
 Other long-term liabilities                                                      668                 836
 Commitments and contingencies
 Stockholders' equity:
 Class A common stock, par $0.01                                                  150                 152
   Authorized - 43,500,000 shares
   Issued and outstanding - 14,984,811 shares at March 31, 1997 and
   15,236,838 shares at December 31, 1997
 Class B common stock, par $0.01                                                  213                 211
   Authorized - 25,000,000 shares
   Issued and outstanding - 21,335,913 shares at March 31, 1997 and

   21,128,413 shares at December 31, 1997
 Preferred stock, par $0.01                                                        -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital                                                    96,285              96,827
 Cumulative translation adjustment                                              (167)               (101)
 Accumulated deficit                                                         (10,293)            (17,897)
       Total stockholders' equity                                              86,188              79,192
         Total liabilities and stockholders' equity                         $ 108,049          $  101,932


   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended             Nine Months Ended
                                                      December 31,                   December 31,
                                                   1996          1997            1996           1997
                                                                      (unaudited)
                                                         (in thousands, except per share data)

 Equipment sales                                   $ 15,670      $ 18,082         $ 52,451       $ 52,858
 Services                                             2,387         3,540            6,916          9,792
   Total revenues                                    18,057        21,622           59,367         62,650

 Cost of equipment sales                             15,386        13,154           40,061         37,940
 Cost of services                                     1,534         2,004            3,939          4,999
   Total cost of goods sold                          16,920        15,158           44,000         42,939

    Gross margin                                      1,137         6,464           15,367         19,711
 Operating expenses:
   Sales and marketing                                4,200         5,052           11,750         15,174
   Research and development                           5,851         7,111           14,810         19,878
   General and administrative                         2,730         3,294            7,068          9,340
   Restructuring charge                                --           1,383             --            1,383
    Total operating expenses                         12,781        16,840           33,628         45,775
 Operating loss from continuing operations         (11,644)      (10,376)         (18,261)       (26,064)

 Other income, net                                      631        12,714            1,332         13,570
 Interest expense                                        30           122              226            247
 Income (loss) from continuing operations
   before taxes                                    (11,043)         2,216         (17,155)       (12,741)
 Provision (benefit) for income taxes               (4,295)           783          (6,790)        (5,137)
 Income (loss) from continuing operations           (6,748)         1,433         (10,365)        (7,604)
 Loss from discontinued operations
   (net of tax benefit of  0,  0,  $3,000,
   0, respectively)                                      --          --                (5)           --
 Net income (loss)                                 $(6,748)       $ 1,433        $(10,370)              $
                                                                                                  (7,604)

   Income (loss) per share (Basic and
 Diluted):
 Continuing operations                             $ (0.19)        $ 0.04         $ (0.29)       $ (0.21)
 Discontinued operations                             (0.00)        (0.00)           (0.00)         (0.00)
 Net income (loss) per share                       $ (0.19)        $ 0.04         $ (0.29)       $ (0.21)
   Average number of common shares
   outstanding:
   Basic:                                            36,310        36,358           35,815         36,339
   Diluted:                                            --          36,745             --             --


   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements


                                               WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                December 31,
                                                                         1996                   1997

                                                                                 (unaudited)
                                                                                (in thousands)


 Cash flows from operating activities:
 Net loss........................................................          $(10,370)              $(7,604)
 Reconciliation of net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization.................................             4,166                 5,273
   Stock awards..................................................                53                    36
   Deferred taxes................................................            (6,747)               (5,137)
 Changes in assets and liabilities:
   (Increase) in accounts receivable.............................              (752)               (1,369)
   Decrease in inventory.........................................               905                 1,653
   Decrease in prepaid expenses and deposits.....................                 7                   995
   Increase (decrease) in accounts payable and accrued expenses..            (2,591)                1,882
   Increase (decrease) in accrued compensation...................              (581)                  609
   Increase (decrease) in deferred revenues......................            (1,810)                   16
     Net cash used in operating activities.......................           (17,720)               (3,646)

 Cash flows from investing activities:
   Purchases of property and equipment...........................            (6,419)               (3,719)
   Decrease in other assets......................................                 4                    97
   Decrease in short term investments............................             3,187                   541
   Land and building construction held for resale................           (13,081)               16,203
     Net cash provided by (used in) investing activities.........           (16,309)               13,122

 Cash flows from financing activities:
   Net borrowing under revolving promissory notes................              --                     550
   Repayment of long-term debt and leases payable................            (1,187)               (1,678)
   Cash distributed to Meridian LLC partner......................                                    (500)
   Proceeds from the issuance of common stock....................            61,880                   506
     Net cash provided by (used in) financing activities.........            60,693                (1,122)

 Effect of exchange rate changes on cash.........................                51                     4
     Net increase in cash........................................            26,715                 8,358
 Cash and cash equivalents, beginning of period..................            18,602                28,437
 Cash and cash equivalents, end of period........................           $45,317               $36,795




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

      In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 1997, and for all periods presented. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

NOTE 2. TERMINATION OF PROPOSED ACQUISITION

     On September 30, 1997, the Company entered into an Agreement and Plan of Merger with Amati Communications Corporation whereby Amati would have become a wholly owned subsidiary of Westell Technologies, Inc. On November 19, 1997, Texas Instruments, Inc. entered an agreement to acquire Amati via an all-cash offer. As a result of this transaction, the Company's Agreement and Plan of Merger with Amati Communications Corporation was terminated. This termination required a payment from Texas Instruments to Westell of a break-up fee, under the terms of the Agreement and Plan of Merger. A break-up fee of $12.0 million, net of expenses, was recognized in the current quarter as non operating income and is recorded as Other income, net in the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE PRESENTATION

     The Financial Accounting Standards Board issued Standards No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. . The effect of this computation on the number of outstanding shares is antidilutive for the three month period ended December 31, 1996 and for the nine month periods ended December 31, 1996 and 1997, and therefore is not required.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunications products that enable telecommunications services over copper telephone wires. The Company's telecommunications products can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services (ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. Westell's net revenues increased 19.7% in the three months ended December 31, 1997, and increased by 5.5% in the nine months ended December 31, 1997 when compared to the same periods of the prior year. The revenue increases in the three and nine month periods were primarily a result of increased DSL and DS1 unit shipments as well as increased teleconference service revenues, offset in part by lower DSL and DS1 average unit selling prices. These increases were partially offset by decreases in DS0 sales, in the three and nine month periods, which were anticipated as network providers transition to digital based products. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in the fourth quarter of fiscal 1998 and each of the fiscal 1999 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In the current fiscal year, the majority of the DSL revenue has been generated by shipments of ADSL systems used in trials for data applications (i.e. Internet access and work at home etc.) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.



RESULTS OF OPERATIONS - Periods ended December 31, 1997 compared to periods ended December 31, 1996

Revenues. The Company's revenues increased 19.7% from $18.1 million in the three months ended December 31, 1996 to $21.6 million in the three months ended December 31, 1997. This revenue increase was primarily due to increased DSL revenue of $1.8 million, increased DS1 revenue of $1.3 million and increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $1.1 million when compared with the same period of the prior year. The increased DSL revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting from product integration efforts and aggressively marketing ADSL systems to maintain market share. Increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. Increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. These increases were partially offset by a $694,000 decrease in DS0 revenue in the three months ended December 31, 1997 when compared with the same period of the prior year. The decrease in DS0 revenue was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix and continued competitive pricing pressures.

The Company's revenues increased 5.5% from $59.4 in the nine month period ended December 31, 1996 to $62.7 million in the nine month period ended December 31, 1997. This revenue increase was primarily due to increased DSL revenue of $1.9 million, increased DS1 revenue of $1.5 million and increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $2.8 million for the nine months end December 31, 1997 when compared to the same period in the prior year. The increased DSL revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting from product integration efforts and aggressively marketing ADSL systems to maintain market share. Increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. Increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. These increases were partially offset by a $2.6 million decrease in DS0 revenue in the nine months ended December 31, 1997 when compared with the same period of the prior year. The decrease in DS0 revenue was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix and continued competitive pricing pressures.

Gross Margin. Gross margin as a percentage of revenue increased from 6.3% in the three months ended December 31, 1996 to 29.9% in the three months ended December 31, 1997 and increased from 25.9% in the nine months ended December 31, 1996 to 31.5% for the nine months ended December 31, 1997. Gross margin percentages were impacted in both the current year and prior year periods due to charges taken to increase the inventory reserves of $5.0 million and $400,000 in the periods ended December 31, 1996 and 1997, respectively. Excluding the impact of these inventory reserves, gross margin as a percentage of revenue decreased from 33.7% in the three months ended December 31, 1996 to 31.7% in the three months ended December 31, 1997 and decreased from 34.2% in the nine months ended December 31, 1996 to 32.1% for the nine months ended December 31, 1997. These decreases in gross profit margin were primarily due to continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive pricing of the DSL trial systems to capture and stimulate early market activity prior to volume orders and further product cost integration. The gross margin decreases were offset in part by the margins on increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary.

Sales and Marketing. Sales and marketing expenses increased 20.3%, from $4.2 million in the three months ended December 31, 1996 to $5.1 million in the three months ended December 31, 1997, and increased 29.1% from $11.8 million in the nine months ended December 31, 1996 to $15.2 million in the nine months ended December 31, 1997. Sales and marketing expenses increased as a percentage of revenues from 23.3% in the three months ended December 31, 1996 to 23.4% in the three months ended December 31, 1997, and increased as a percentage of revenues from 19.8% in the nine month period ended December 31, 1996 to 24.2% for the nine month period ended December 31, 1997. The increases in sales and marketing expenses during the periods were primarily due to staff additions to support and promote the Company's product lines, particularly the Company's DSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally.


RESULTS OF OPERATIONS - continued

Research and Development. Research and development expenses increased 21.5%, from $5.9 million in the three months ended December 31, 1996 to $7.1 million in the three months ended December 31, 1997, and increased 34.2% from $14.8 million in the nine months ended December 31, 1996 to $19.9 million in the nine months ended December 31, 1997. Research and development expenses increased as a percentage of revenues from 32.4% in the three months ended December 31, 1996 to 32.9% in the three months ended December 31, 1997 and increased as a percentage of revenues from 24.9% in the nine months ended December 31, 1996 to 31.7% in the nine months ended December 31, 1997. The increase in research and development expenses for the three and nine month periods were primarily due to costs associated with additional personnel and increased contract development expenses to support new product developments such as the Access Multiplexer, RADSL, ADSL functionality for the DSC Lite-Span and the Lucent SLC-5 and SLC-2000 Digital Loop Carrier systems and increased prototype material costs to support development activities. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 20.7%, from $2.7 million in the three months ended December 31, 1996 to $3.3 million in the three months ended December 31, 1997 and increased 32.1% from $7.1 million in the nine months ended December 31, 1996 to $9.3 million in the nine months ended December 31, 1997. General and administrative expenses increased as a percentage of revenues from 15.1% in the three months ended December 31, 1996 to 15.2% in the three months ended December 31, 1997 and increased from 11.9% in the nine months ended December 31, 1996 to 14.9% in the nine months ended December 31, 1997. The increase in general and administrative expenses was due to additional personnel to manage expanded corporate infrastructure functions in both domestic and international operations and increased costs related to the

Company's new corporate facilities.

Restructuring charge. The company recognized a restructuring charge of $1.4 million in the three months ended December 1997. This restructuring charge included personnel, facility, and certain development contract costs related to global operations restructuring.

Other income, net. Other income, net increased from $631,000 in the three months ended December 31, 1996 to $12.7 million in the three months ended December 31, 1997 and increased from $1.3 million in the nine months ended December 31, 1996 to $13.6 million in the nine months ended December 31, 1997. The December 1997 quarter and the corresponding year to date period includes income of $12.0 million, net of expenses, related to a one time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the effect of this one time benefit, Other income, net would have been $714,000 and $1.6 million in the three and nine month periods ended December 31, 1997. The income for the three and nine month periods ended December 31, 1996 and December 31, 1997 was due to interest income earned on temporary cash investments made as a result of investing available funds.

Interest expense. Interest expense increased from $30,000 in the three months ended December 31, 1996 to $122,000 in the three months ended December 31, 1997 and increased from $226,000 in the nine months ended December 31, 1996 to $247,000 in the nine months ended December 31, 1997. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes and equipment borrowings. Prior year amounts were lower in part due to the capitalization of interest related to the construction of the Aurora facility.

Provision (benefit) for income taxes. The Provision (benefit) for income taxes represents the taxes provided for or the tax benefit generated by the income or loss from operations before income taxes for the applicable period.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996 the Company completed a secondary public offering of Class A Common Stock which generated $61.6 million in funds. As of December 31, 1997 the Company had $47.1 million in cash and short term investments which is being invested in short term investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

RESULTS OF OPERATIONS - continued

The Company's operating activities used cash of approximately $3.9 million in the nine months ended December 31, 1997, which resulted primarily from a loss from continuing operations before income taxes of $7.5 million (net of depreciation) and an increase in accounts receivable. These uses were partially offset by working capital generated by decreases in inventories, prepaid expenses and deposits, and increases in accounts payable, accrued expenses and accrued compensation.

Capital expenditures for the nine month period ended December 31, 1997 were $3.4 million, all of which was funded by available cash. The Company expects to spend approximately $2.0 million for the remainder of fiscal year 1998 related to capital equipment expenditures.

On September 29, 1997, the Company received $16.2 million upon the sale and leaseback of the Aurora facility it now occupies. The Company had advanced construction funding for the Aurora facility which was shown in prior period Balance Sheets as "Land and building construction held for sale" which was repaid during the September 1997 quarter upon completing the sale of the facility to a third party. The Aurora facility was leased back in a related transaction with the same third party, whereby, the Company entered into a 20 year lease of the facility that runs through 2017. This action was anticipated and in line with management's intent as previously stated.

At December 31, 1997 the Company's principle sources of liquidity were $47.1 million of cash and short term investments, and $12.9 million and $5.3 million available under its secured revolving promissory notes and equipment borrowing facilities, respectively. Cash and cash equivalents , anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company had a deferred tax asset of approximately $18.9 million at December 31, 1997. This deferred tax asset relates to (i) tax credit carryforwards of approximately $3.2 million, (ii) a net operating loss carryforward tax benefit of approximately $14.0 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets recorded will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations. The Company anticipates having to record a valuation allowance against future tax assets generated beginning in the March 1998 quarter.



PART II. OTHER INFORMATION
ITEM 5. OTHER EVENTS

In December 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $300 million of debt and / or equity securities. Under this registration statement, the Company may from time to time issue and sell Class A Common Stock or debt or preferred stock that is convertible into Class A Common Stock. At the time of this Form 10-Q, the Company has not decided whether or when it will commence any offering of debt or equity pursuant to this shelf registration statement.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

            Exhibit 27:  Financial Data Schedule

The registrant filed reports on Form 8-K dated:

  November 20, 1997 - Press release dated November 19, 1997 announcing an agreement with Texas Instruments, subject to the successful acquisition of Amati Communications Corporation by Texas Instruments.

  December 12, 1997 - Press release dated December 4, 1997 announcing a temporary medical leave of absence by Gary F. Seamans, CEO.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WESTELL TECHNOLOGIES, INC.
                                 (Registrant)



DATE: February 17, 1998          By: ROBERT H. GAYNOR
                                 ROBERT H. GAYNOR
                                 (Acting) Chairman of the Board
                                 and Chief Executive Officer


                               By: STEPHEN J. HAWRYSZ
                                 STEPHEN J. HAWRYSZ
                                 Chief Financial Officer, Vice
                                 President, Secretary and Treasurer