Form 10-K405
period 1998-03-31
WESTELL TECHNOLOGIES INC
filed 1998-06-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the fiscal year ended March 31, 1998 or

__  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from              to          .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X        No   __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    _X_

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 22, 1998 (based upon an estimate that 41.4% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $134,832,921. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 22, 1998, 15,687,230 shares of the registrant's Class A Common Stock were outstanding and 20,726,357 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Form 10-K by reference:

    Proxy Statement for 1998 Annual Meeting of Stockholders (Part III).



    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those concerning future product sales and gross margins, certain statements contained under "Business," such as statements concerning the development and introduction of new products and the development of alternative Digital Subscriber Line ("DSL") technology, and other statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Form 10-K") regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" beginning on page 31. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                              PART I

ITEM 1.  BUSINESS

    Since 1980, Westell has developed telecommunications products that address the needs of telephone companies ("telcos") to upgrade their existing network infrastructures continually in order to deliver advanced data and voice services to their customers. The Company designs, manufactures, markets and services a broad range of digital and analog products used by telcos to deliver services primarily over existing copper telephone wires that connect end users to a telco's central office (the "local access network"). The Company also markets its products and services to other telecommunications and information service providers seeking direct access to end-user customers. The Company's principal customers include all seven Regional Bell Operating Companies (the "RBOCs") as well as GTE. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, inter exchange carriers, Internet service providers and the U.S. federal government.

    Westell is a leading worldwide innovator and developer of broadband telecommunications access systems using Asymmetric Digital Subscriber Line ("ADSL"). ADSL systems allow telcos and other local access providers to provide interactive multimedia services over existing copper wire, thus offering a more cost-effective and faster deployment alternative to fiber optic cable in the "last mile" of the local access network. ADSL systems enable interactive multimedia services supporting advanced data applications including high speed Internet access, local area network ("LAN") extension, telecommuting virtual
libraries, news and information distribution, etc. See   "Products" and
"Marketing, Sales and Distribution."

INDUSTRY OVERVIEW

    Since the early 1980s, the telecommunications industry has experienced an increased demand for the number of services provided to end users. Not only has traditional telephone voice traffic increased, but the growth of personal computers and modems has created significant data traffic from a wide variety of services such as fax, e-mail and on-line access. For example, businesses with multiple locations increasingly require geographically dispersed LANs to be linked in sophisticated wide area networks ("WANs") that must handle large volumes of telecommunications traffic. In addition, the Internet continues to expand beyond its traditional data transmission and file-sharing functions to offer e-mail, video and graphically rich content over the World Wide Web, commercial services, transaction processing, independent bulletin boards, and voice transmission. Business and residential based end-user demand for telecommunications services is expected to continue to grow as telcos and information service providers increase their offerings of new interactive multimedia services, including data applications such as high speed Internet access, LAN extension, medical imaging and telecommuting, and video applications such as video-on-demand, distance learning, video conferencing and work at home. These applications require longer holding times than the telephone switches were originally designed to handle. Also, the size and burstiness of the content demands more bandwidth on the backbone and access circuits. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telcos and information service providers have continually upgraded the capacity and speed of their networks typically by installing more trunk ports on the switches and adding additional bandwidth to their backbones. In addition, the telephone companies are provisioning enormous numbers of second lines to support this demand for access.

    Deregulation. Deregulation of the telecommunications industry has increased the number of competitors in the local access network and has further placed pressure on telcos to upgrade their networks and increase their telecommunications service offerings. For example, alternative access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high density metropolitan areas. As alternative access providers' costs decline and deregulation continues, alternative access providers are likely to create additional competition for telcos by developing new products and services for end users. Deregulation allows inter exchange carriers, information service providers and cable operators to deploy competitive services in the local access network leading to a new class of service providers known as a Competitive Local Exchange Carrier or "CLEC". Cable operators are seeking to compete with telcos in the delivery of high speed digital transmission as well as traditional local telephone service. Currently available high speed cable modems enable cable operators to provide data transmission services to customers in addition to standard television services. In addition, this trend toward continued deregulation of the telecommunications industry may further decrease the current restrictions and regulations affecting telcos' ability to provide high bandwidth services such as high speed Internet access and corporate LAN extensions.

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

    Given the challenges of widespread replacement of copper wire in the local access network, telcos have turned to systems suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high speed digital transmission. Digital conversion of the analog network has been built on the multiplexing format known as T-1 (E-1 in most countries outside of the U.S.). T-1/E-1 transmission utilizes a data rate of 1.544 (2.048 outside the U.S.) Megabits per second ("Mbps"), which can be aggregated or subdivided into channels to deliver data communication services tailored to specific end-user requirements. However, these technologies have typically required extensive engineering and provisioning which make them cost prohibitive for residential and small business use. In addition, circuit switched technology is not ideally suited for the variety of applications that are expected to be demanded by customers.

    Existing and Emerging Technologies. Systems suppliers have developed, and are currently developing, numerous products that have increased the quality, speed and cost-effectiveness of digital transmission over copper wire. These products include:

    ISDN. In the early 1980s, telcos introduced basic rate Integrated Service
     Digital Network ("ISDN") technology, which provides digital transmission at rates up to 144 Kilobits per second ("Kbps") as well as a means to aggregate multiple channels into a single high speed link over copper wire. Telcos have only recently begun to deploy basic rate ISDN technology widely with the emergence of nationwide standards and a decline in costs for basic rate ISDN service. The market penetration of existing basic rate ISDN technology, however, may be constrained due to its limited bandwidth (which does not allow telcos to offer advanced data and video services), its inability to provide existing telephone service over the same wire and its relatively high installation costs. In addition, as a switched service, ISDN deployment will place greater demands on central office switches, thereby requiring telcos to increase their central office switch capacity to maintain network reliability.

    HDSL. In 1992, telcos introduced High bit-rate Digital Subscriber Line
     ("HDSL") technology, which reduces the costs of installing and upgrading T-1/E-1 service. Traditional T-1/E-1 service requires the installation of one or more mid-span repeaters for line lengths greater than 6,000 feet and the expensive and time consuming "conditioning" of copper wire. HDSL increases the non-repeater distance of T-1/E-1 transmission (1.544/2.048
     Mbps) over two pairs of copper wires to approximately 12,000 feet, which reduces the need for repeaters and conditioning. As a result, telcos are deploying HDSL technology in their local access networks where the end user requires a high-speed symmetrical digital communication stream and does not require a telephone channel to run on the same wire.

    ADSL. The DSL technology known as Asymmetric Digital Subscriber Line
     ("ADSL") permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. ADSL technology allows the simultaneous transmission of data at speeds up to 8.0 Mbps in one direction and up to 1 Mbps in the reverse direction, while also providing standard analog telephone service (plain old telephone service or "POTS") over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. ADSL products enable telcos to provide interactive multimedia services over copper wire, such as high speed Internet access, and corporate LAN access, while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to provision second lines to support these services..

         To increase utilization of broadband copper wire transmission, manufacturers have introduced an ADSL technology, Rate Adaptive DSL ("RADSL"). This technology will automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the distance transmitted in order to maximize the digital capacity of the wire and to facilitate the installation of ADSL systems. Symmetric Digital Subscriber Line ("SDSL") technology is being offered by configuring RADSL to a symmetrical service offering which can provide both a symmetrical digital and an analog channel over a single pair of copper wires.

    VDSL. Very High Speed Digital Subscriber Line ("VDSL") is currently being developed which will increase the data transmission capacity to up to 52.0 Mbps.

    DSLAM. A Subscriber Line Access Multiplexer ("DSLAM") is an ATM based multiplexer that consolidates multiple DSL access lines into a higher speed line back to the switching network interfaces (typically OC-3c, STM-1, DS-3 or E3), reducing cost and operational complexity at the central site. As network service providers begin deploying DSL based services the need for DSL line concentration at copper hub points arise. ATM allows DSLAM access platforms to provide support for current services as well as future services that require even greater levels of bandwidth management and quality of service.

    Integrated DLC DSL. Digital loop carrier ("DLC"), a remote mini switch extending central office functionality, is a hubbing point for copper lines in the local access network. DSL and DSLAM technology can be integrated into the DLC (with narrowband functions) to provide a cost effective mechanism for delivering integrated services in a more incremental manner than deployment directly from the telco central office site where DLC's are already deployed in the local access network.

    G.Lite. This technology is a version of ADSL that supports a lower set of speeds and can be deployed (in most instances) without a POTS splitter at the premises, thus facilitating "plug-and-play" access for consumers, thereby allowing the consumers to install the technology themselves, and potentially lowering the telcos' initial installation costs.

    DSL Routers. (or DSL LAN modems) Similar to ISDN routers (or LAN modems), these devices allow multiple computers to be networked together on a LAN (local area network) and share access to the wide area network (WAN) DSL line.

    PPP over ATM. Through the use of network protocols such as point-to-point protocol (PPP) over ATM, broadband access using DSL can deliver data much like narrowband (dial-up or ISDN) access today, but at much faster speeds. Unlike with dial-up or ISDN systems telcos do not have to manage Internet Protocol ("IP") addresses, and end users can work with existing operating systems and protocol stacks on their PCs. Service providers can continue to provide security through authentication with the same billing support.

PRODUCTS

    The Company offers a broad range of products that facilitate the transmission of high speed digital and analog data between a telco's central office and end-user customers. These products can be categorized into three groups: (i) products based on DSL technologies, including ADSL, RADSL, SDSL, HDSL and DSLAM systems ("DSL products"), (ii) Digital Signal Hierarchy Level 1 based products, which are used by telcos to enable high speed digital T-1 transmission at approximately 1.5 Mbps and E-1 transmission at approximately 2.0 Mbps ("DS1 products"), and (iii) Digital Signal Hierarchy Level 0 based products, which are used by telcos to deliver digital services at speeds ranging from approximately 2.4 to 64 Kbps and analog services over a 4 Kilohertz bandwidth ("DS0 products").

    The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. The Company's DSL products typically command higher average sales prices than its DS0 and DS1 products but represent fewer of the units sold by the Company. The following table sets forth the revenues from Westell's three product groups for the periods indicated (see Management's Discussion and Analysis of Financial Condition and Results of Operations):

                                                                                Fiscal Year Ended March 31,
                                                                                 1996        1997       1998
                                                                                        (in thousands)
DSL products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $20,299     $ 8,665   $12,448
DS1 products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,027      49,353    52,481
DS0 products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,332       8,963     5,235


     DSL Products. The Company is a leading developer and provider of DSL products and transmission systems that utilize ADSL technology. DSL technology is also used for RADSL, SDSL and HDSL products. Products based upon DSL technology can be used by telcos and other local access providers to provide interactive multimedia services, including data and video applications, while simultaneously providing traditional telephone services over existing copper wire. Products based upon DSL technology enable customers to deliver these interactive multimedia services more quickly and cost-effectively than deploying broadband fiber networks in the "last mile" of the local access network.

The following table sets forth a representative list of the Company's current DSL products and their applications:



           Product                         Description                             Applications                     Year Introduced

  InterAccess 2               HDSL system (replaces InterAccess       T-1 or E-1 services provisioning.                  1998
  .......................     introduced in 1994) that supports       Increases repeaterless distance to up
  .......................     1.5 or 2.0 Mbps bi-directional          to 12,000 feet over two pairs of copper
  .......................     services over two pairs of copper       wires
                              wires.

  AccessVision(R)             Element management system for DSL       Scaleable, distributed, management and             1995
  .......................     transport                               control of DSL transport systems.
  .......................

  SuperVision(R)              Broadband platform that consolidates    Multiple services and applications                 1996
  DSLAM                       DSL access lines into a single          including high-speed Internet access,
  .......................     network interface. SuperVision          remote LAN access, work at home,
  .......................     currently supports using OC-3c (or      corporate training and distance
  .......................     STM-1) and DS-3 interfaces back to      learning, while providing simultaneous
  .......................     the switching network. The access       standard telephone service.
  .......................     line cards operate at rates up to 8
  .......................     Mbps downstream and up to 1 Mbps
                              upstream.

  FlexCap2(TM)                Rate Adaptive DSL (replaces fixed       Provides similar applications as DSLAM             1997
  .......................     rate generation FlexCap(TM) system      in non ATM environment. In addition,
  .......................     introduced in 1993) modem to modem      RADSL system can be configured to near
  .......................     system that operates at up to 2.24      symmetrical rates to support some SDSL
  .......................     Mbps downstream and up to 1 Mbps        applications.
  .......................     upstream. The rate adaptive
  .......................     capability enables the operating
  .......................     speed to be automatically
  .......................     provisioned based on signal quality.
                              Uses CAP technology.

     ADSL technology permits the transmission of multiple communication streams of varying speeds over existing copper wire. The non-repeater transmission distances of current ADSL systems vary based upon the data rate and line condition, with a maximum distance of 18,000 feet.

     Westell's rate adaptive FlexCap2(TM) ADSL systems introduced in 1997, using RADSL technology provides a bi-directional capacity of up to 1 Mbps with maximum uni-directional rate of 2.24 Mbps. RADSL allows telcos to automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the transmission distance. This rate adaptability allows telcos to maximize the digital capacity of copper wire and facilitates installation of ADSL systems, thereby increasing the utilization of poor quality copper telephone wires which traditionally have required extensive installation and monitoring.

     During fiscal 1998, Westell introduced its next generation SuperVision access multiplexer. This SuperVision system included enhancements of the beta version released in 1996 and facilitates the connection between copper wire digital transmission used in the local access network and the optical fiber transmission in the network "backbone." In addition, the Company introduced SuperVision line cards to provide up to 8.0 Mbps of bandwidth supporting multiple simultaneous video-on-demand channels of information. Westell's current FlexCap(TM) and SuperVision systems are based on CAP technology. Westell has also developed a similar SuperVision line card which utilizes DMT technology which also provides up to 8.0 Mbps of downstream data and 1 Mbps upstream as well as traditional telephone service.

     The Company also offers other products that facilitate incorporation of DSL technology into their network infrastructures such as AccessVision, which is an open systems standards-based software management system capability that monitors and controls DSL equipment and the interactive services transmitted through DSL technology. See Strategic Alliance - System Level Alliances.

     Over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. ADSL applications in these trials include interactive video-on-demand, music-on-demand, catalog shopping, financial services, games-on-demand, television-on-demand and long distance learning services. Internationally, Westell's DSL systems have been purchased by telephone administrations in 40 countries including Australia, Belgium, Canada, Hong Kong, Italy, Japan, Norway, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. Westell continues to be active in market and field trials as well as initial service deployments. Most recently, in June 1998, Bell Atlantic announced its plans to launch initial ADSL availability in the third calendar quarter of 1998. Westell will be supplying certain equipment in this initial service launch through Digital Switch Corporation - see "Strategic Alliances - System Level Alliances." In addition, other initial service launches Westell continues to participate in include Bell Canada, Sask Tel - Canada, CityTel - Prince Rupert,
B. C. and British Telecom in partnership with Fujitsu Telecom (FTEL) - United Kingdom. Customers using the Company's ADSL systems for initial service deployments are not contractually bound for future deploymentsor product sales. The Company is unable to predict whether customer initial service deployments or other technical or marketing trials will be successful and when significant commercial deployment will begin, if at all. See Risk Factors - "Reliance on Emerging Market for ADSL Technology; Losses."

     The Company's HDSL systems eliminate the need for telcos to condition the copper wire and to install line repeaters for distances of up to 12,000 feet. Westell's HDSL systems also contain performance and monitoring functions with remote accessibility that may supplant the need for repeaters and NIUs. Westell currently sells its HDSL systems primarily outside the U.S. and to U.S. federal government agencies.

     The Company's future growth is substantially dependent upon whether DSL technology, particularly as it relates to ADSL systems, gains widespread commercial acceptance by telcos. Since 1992, the Company has invested, and expects to continue to invest, significant resources in the development of DSL technology. However, the market for products using ADSL technology is only now emerging as customers have recently begun to consider implementing ADSL technology in their networks. As a result, revenues from DSL systems have been difficult for the Company to forecast, and the Company's overall results of operations have experienced substantial fluctuations in recent periods. The timing of orders and shipments of DSL systems can have a significant impact on the Company's revenues and results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1999 quarters. The Company's ability to achieve profitability or revenue growth in the future will depend upon market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company.

     The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on new technologies such as RADSL. Historically, telcos have been cautious in implementing new technologies. Telcos' and other customers' deployment of DSL technology may be prevented or delayed by a number of factors, including lengthy product approval and purchase processes, decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of demand for interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems, optical fiber, wireless local loop and policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that customers will pursue the deployment of products using ADSL technology. Even if customers adopt policies favoring full-scale implementation of DSL technology, there is no assurance that sales of the Company's DSL systems will become significant or that the Company will be able to successfully introduce on a timely basis or achieve sales of ADSL systems and other products based upon DSL technology planned for future introduction. Due to increased competition, low barriers to entry, product pricing pressures and new product introductions in the Company's core DS0 and DS1 markets, these DS0 and DS1 product groups are not expected to generate sufficient revenues or profits to offset any losses that the Company may experience due to a lack of sales of ADSL systems and other DSL products currently being introduced or under development. As a result, if telcos fail to deploy the Company's DSL systems, and the Company therefore does not receive significant revenues from DSL sales, then the Company's business and results of operations will be materially adversely affected and there can be no assurance that the Company will achieve profitability in the future.

     The market for ADSL-based products is becoming intensely competitive. Bids for recent field trials and initial commercial deployments of ADSL-based products implicitly assume "forward pricing," that is, pricing ADSL products currently to reflect the expectation of large future volumes and anticipated reductions in manufacturing costs. The Company has offered its ADSL-based product to telcos and in responses to requests for proposals at prices below current production costs. Such pricing could cause the Company to incur losses on a substantial portion of its ADSL product sales unless and until it can reduce manufacturing costs. The Company's ability to reduce its manufacturing costs is dependent upon (i) more cost-effective chipset and product design, some of which is dependent upon the Company's strategic partners, and (ii) the achievement of economies of scale. The Company believes that, following the pronouncement of the International Telecommunication Union ("ITU") standard for G.Lite, competition among DSL vendors will also result in pricing pressure and "forward pricing" with respect to splitterless ADSL products. See Risk Factors - Evolving Standards. There can be no assurance that the Company will be able to secure significant additional orders and reduce per unit manufacturing costs. Accordingly, the Company could incur losses in connection with sales of ADSL products that could have a material adverse effect on the Company's business and results of operations.

     DS1 Products. Westell's DS1 products provide telcos with cost-effective solutions to transport, maintain and improve the reliability of T-1 services over copper and fiber lines in the local access network.

     The following table sets forth a representative list of the Company's DS1 products and their applications:



            Product                           Description                            Applications                   Year Introduced


  NIU                          Network Interface Unit providing for       Facilitates the maintenance of T-1             1986
  .........................    maintenance of T-1 facilities.             facilities to access services such
  .........................                                               as frame relay and primary rate
  .........................                                               ISDN.

  NIU-PM                       Network Interface Unit with Performance    Facilitates the maintenance and                1992
  .........................    Monitoring that stores information for     provides performance monitoring of
  .........................    seven days.                                T-1 facilities to access services
  .........................                                               such as frame relay and primary
  .........................                                               rate ISDN.

  Mountings                    Mechanical shelves used to house           Provides easy installation of end             Various
  .........................    modules for Westell and other companies    user electronics.
  .........................    DS1, DS0 and DSL modules.

  QuadJack(TM)                 Transport system that provides             Provides transport and facilitates             1994
  .........................    transmission medium for one to four DS1    maintenance for high speed digital
  .........................    signals over fiber.                        facilities.

  SmartLink                    Automatic Protection System ("APS") for    Increases the reliability of T-1               1995
  .........................    up to 8 T-1 customer lines.                and other high speed digital
  .........................                                               facilities. Used for critical
  .........................                                               circuits such as those used to
  .........................                                               provide service to cellular
  .........................                                               telephone sites.


     Many of the Company's DS1 products, such as its NIUs, intelligent line repeaters, office repeaters and SmartLink automatic protection switches, function to monitor and control the quality of digital transmission over copper wire. The Company's NIU products allow telcos to monitor transmission conditions and to detect performance problems in circuits from remote locations. All of the RBOC's and GTE have purchased the Company's NIUs. During fiscal 1998, Westell introduced a third generation real time performance monitoring NIU (PROACT(TM)
NIU) which monitors the T1 line and returns status messages once a second towards the central office. Westell worked with the American National Standards Institute ("ANSI") standards committee to add this messaging protocol to the ANSI standards.

     In fiscal year 1997, the Company began volume shipments of its newest NIU platform coined "SlimJack(TM)". These new units are half the size of previous NIU units and make extensive use of Surface-mount Manufacturing Technology ("SMT"). Sales of NIU products represented 52.5% and 51.2% of the Company's revenues in fiscal 1997 and 1998, respectively. In addition, the Company introduced its Multiplexer Termination System ("MTS") to the market in fiscal 1997. The MTS system is used as an adjunct to lightwave fiber optic multiplexers that are providing DS1 service to the customer premise. The MTS system employs application optimized NIUs to provide maintenance loopback and testing.

     The Company's SmartLink(TM) Automatic Protection Switch system monitors up to eight customer T-1 channels and allows telcos to provide uninterrupted service in the event of a fault on any channel. Once the SmartLink detects a fault in one channel, it automatically places that signal on a protection channel and generates a notification alarm at the telco's central office, thereby significantly reducing network downtime and costly data interruption. During fiscal 1998, the Company introduced a system controller card that monitors the SmartLink(TM) system and can be connected to the Telco's high level operating systems. A span powered version of the system that does not require local power was also introduced during fiscal 1998.

     DS0 Products. Westell's DS0 products are used by telcos to deliver digital and analog service across copper wire in the local access network at speeds ranging from approximately 2.4 to 64 Kbps for digital transmission or 4 Kilohertz for analog transmission.

     The following table sets forth a representative list of the Company's DS0 products and their applications:


            Product                        Description                             Applications                     Year Introduced

  DST......................    Data Station Termination unit          Point of sale, lottery and other analog   1983
  .........................    providing maintenance and              data.
  .........................    equalization of data transmission.

  Tandem...................    Provides DSO and analog channel        Special services inter-office cross       1987
  .........................    cross connections  in tandem D4        connections.
                               environment


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

Revenues from DS0 products have declined in recent years as telcos continue to move from lower speed analog and digital transmission services to networks that deliver higher speed services. The Company expects revenues in the DS0 product category to continue to decline as a result of this migration.

___________________________

FlexCap, FlexCap2, FlexPak, QuadJack, SlimJack, SmartLink and PROACT are trademarks of Westell Technologies, Inc. AccessVision and SuperVision are registered trademarks of Westell Technologies, Inc. All other names indicated by
(R) or (TM) are registered trademarks or trademarks of their respective owners.
___________________________

RESEARCH AND PRODUCT DEVELOPMENT

The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process. Research and development expenses for fiscal 1996, 1997 and 1998 were $12.6 million $22.0 million and $26.6 million, respectively. The fiscal 1996 research and development costs included an offset of $2.6 million for reimbursements related to research and development expenses reimbursed for a customer sponsored project. To date, all research and development costs have been charged to operating expense as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred.

The following table sets forth some of the products under development by the
Company:



              Product                              Description                                  Applications

  SuperVision DSLAM enhancements    Additional hardware and software for the     Supports PPP over ATM, DSL routers, DMT
  .........................         broadband platform that consolidates         line code (including G.Lite), and traffic
  .........................         multiple DSL lines into a single network     management and other enhanced
                                    interface.                                   functionality.

  SLC(R) 5/2000 stat mux and        Hardware and software to integrate ADSL      Supports incremental addition of ADSL
  ADSL line cards                   into Lucent subscriber loop carrier          integrated with narrowband services on
                                    systems.                                     these platforms

  SmartLink(TM) E1                  A version of the SmartLink APS system that   Loop protection switching in
  .........................         operates at the 2.048 Mbps (E1) rate.        international markets that are based on
  .........................                                                      the E1 rate standard.

  Total Access                      Total Access is a multi-service access       Provides loop access, protection
  .........................         system that can provide services from        switching and multiplexing for various
  .........................         56Kbps to over 6Mbps via T1, HDSL, and       local loop service and technologies.
  .........................         fiber optic media.

  PROACT(TM) NIU family             Various enhancements to the PROACT family    Performance monitoring and real-time
                                    of PM-NIUs                                   performance reporting for T1 Hi-cap
                                                                                 circuits.


     To provide a more efficient transport of individual DSL facilities over telephone networks, Westell is continuing extensive development of its SuperVision access multiplexer. These SuperVision releases will support evolving network functionality including traffic management, additional network interface concentration, DSL router and PPP over ATM support. The Company plans to add DMT line cards to provide up to 8.0 Mbps of bandwidth supporting multiple simultaneous channels of information and which will support DMT and CAP line card capabilities in the same system. The Company's products are also expected to support G.Lite applications.

     The Company currently anticipates that it will introduce the products listed in the above table in fiscal 1999. However, there can be no assurance that the Company will be able to introduce such products as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology or new product announcements by competitors. See Risk Factors - "Competition" and "Rapid Technological Change; Dependence on New Products"

     The Company and products under development are subject to industry wide standardization organizations which include, the American National standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon DMT technology. Although DMT has been selected as a standard, another modulation scheme from GlobeSpan Semiconductor, Inc., CAP, has been widely used in many of the early trials of ADSL. To date all of the Company's system sales have utilized the CAP transceiver technology that is not the standard adopted by ANSI and ETSI. CAP's early success has been a result of its earlier time to market and more mature semiconductor implementations. The Company has not developed a transceiver technology for its product offerings and it is dependent transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with silicon chipset vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products that require transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

     Various competitors and industry groups continue to introduce several variations of DSL, in addition to the two major transceiver technologies of DMT and CAP. Most recently, in January, 1998, leading companies in the personal computer, telecommunications and networking industries announced the formation of the Universal ADSL Working Group (UAWG) to establish splitterless ADSL specifications ("G.Lite") based upon an open, interoperable, International Telecommunications Union (ITU) standard. G.Lite is being designed to enable simple "plug and play" access by consumers, thereby significantly lowering telcos' initial installation costs. Although the Company is a participating member of the UAWG, this new DSL standard could delay deployment of the Company's full rate ADSL offerings. Based upon simpler implementations and the elimination of the need to install POTS splitter at the Customers premises and/or at the telcos' central office, G.Lite could enable other companies with less technological expertise to more readily enter the DSL market and could place additional pricing pressure on the Company's full rate ADSL products. Although the UAWG is expected to deliver a set of G.Lite specifications to the ITU by the end of 1998, there can be no assurance that the working group will agree upon such specifications in a timely fashion if at all. Additionally, Rockwell International and Nortel are collaborating on development of consumer digital subscriber line (CDSL), a 1Mbps digital modem technology. The companies anticipate that CDSL modems will be priced, sold, and installed similarly to the way 56Kbps modems are handled today. Alcatel has demonstrated a splitterless ADSL service that can be offered over its DSLAM and ADSL modems. Other vendors touting splitterless ADSL solutions include Cisco Systems/Netspeed, and Tut Systems. Like the major transceiver technologies the Company is dependent on it's strategic silicon partners for providing "lite" versions of the transceiver technology and since standards have not been established for these implementations there can be no assurance that this will be available to the Company in a timely manner for the purpose of product development. The attempted introduction of competing standards or alternate implementation specifications could result in confusion in the market and delay any decisions regarding deployment of ADSL systems until various specifications are determined by the various standards bodies. The inability to meet customer requirements or the continual introduction of new DSL offerings could delay the decision process of DSL system implementation and adversely impact sales of the Company's ADSL product offerings and could have a material adverse effect on the Company's business and results of operations.

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

Strategic Alliances

     The Company's business strategy involves entering into selected strategic alliances with other companies that are intended to secure complementary technologies, insure access to chipsets at the lowest possible cost and to better market its products. These relationships are expected to enable the Company to more quickly develop products and penetrate markets and be able to price its products competitively. The success of the Company is, and will be, dependent on the efforts of its strategic partners.

     The Company's strategic alliances relate to sourcing of silicon chipsets and the development, manufacture and marketing of DSL systems.

Silicon Chipset Alliances

     Motorola   In 1996, the Company entered into an agreement with Motorola
Semiconductor to be an alpha partner in their CopperGold(TM) DMT chip set development. This agreement allows Westell to provide technical input into the development process and to receive design information, sample silicon and software before non-alpha partners.

     GlobeSpan Semiconductor Incorporated    Effective December 1996, the
Company received a five year non-royalty bearing DSL platform license for GlobeSpan's CAP transceiver chip set. Westell has the right to use GlobeSpan's CAP transceiver chip set in ADSL or HDSL products. The Company also has the right to license ADSL or HDSL products/designs that include GlobeSpan's CAP transceiver chip technology to customers provided that the customer obtain a license from GlobeSpan.

     Virata, Incorporated (formally known as ATM Ltd.)    Effective December
1996, the Company received a ten year development and technology license for Virata's hydrogen chip. The Company has been granted a non-royalty bearing technology license to use the hydrogen chip and software as a "data engine" in the Company's ADSL products. Virata is the sole owner of the intellectual property rights with respect to the licensed software.

     Texas Instruments (Amati)   Effective December 1997, the Company entered
into a joint development agreement with Amati to develop an ANSI category 2 DMT ADSL chipset using Amati's DMT software and Texas Instruments DSP transceiver to be incorporated in the Company's ADSL products. It is anticipated that this platform will support both full rate and G.Lite applications.


System Level Alliances

     Atlantech Technologies   Effective December 1994, the Company entered into
a development and license agreement for use of Atlantec's AccessVision(R) software. Westell has engaged Atlantech to develop and license to the Company a set of element management applications built upon Atlantech's AccessVision software core and tailored to operate with the Company's ADSL products.

     Fujitsu Telecom   Effective April 1998, the Company entered into a partner
agreement to design and manufacture ADSL products for Fujitsu Telecom. Fujitsu Telecom will distribute the product in Europe and other worldwide opportunities. The Company is subject to receive royalty payments in the event that Fujitsu chooses to manufacture the products.

     Adtran   Effective March 1998, the Company entered into an Agreement with
Adtran, Inc. to develop and market certain products as a member of Adtran's Total Access partner program. Total Access is a multi-service access system that can provide services from 56Kbps to over 6Mbps via T1, HDSL or fiber optic media. The Total Access partner program provides for different vendors to supply components of the Total Access System.

     DSC   In January 1997, the Company and DSC Telecom L.P. entered into an agreement for the design and development of an ADSL line card and the licensing of the Company's ADSL technology for incorporation in DSC's Litespan(R) 2000 digital loop carrier system. In May 1997, the Company and DSC entered into an agreement for DSC to distribute the Company's ADSL Remote Terminal Unit ("ATU-R") modem, to its own customers to complement the Litespan ADSL line card. Bell Atlantic has announced using the DSC Litespan 2000 based ADSL platform to offer high-speed remote data and Internet services to customers in Bell Atlantic's 13-state service territory, beginning in the third calendar quarter of 1998. In June 1998, Alcatel, a competitor, announced its intent to acquire DSC. The Company is unable to predict what effect this acquisition, if completed, will have on this alliance. See Risk Factors - "Competitors."

          Lucent   In September 1997, the Company and Lucent Technologies, Inc.
entered into an agreement for the design and development of a dual ADSL line card and a ATM multiplexer card incorporating the Company's ADSL technology for use in Lucent's SLC(R) Series 5 and SLC-2000 digital loop carrier systems. In November 1997, the Company and Lucent entered into a nonexclusive agreement to integrate the Company's SuperVision(R) DSLAM capabilities to broadband enable Lucents' 5ESS(R) switch product. Under this agreement Lucent will market and sell the ADSL enabled SLC and SuperVision solutions.


CUSTOMERS

     The Company's principal customers historically have been U.S. telcos.
Since fiscal 1993, the Company has also marketed its products internationally. The Company's customers include all five RBOCs, GTE, Bell Canada and British Telecom. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, inter exchange carriers and the U.S. federal government. International revenues represented approximately $19.8 million, $4.4 million and $8.5 million of the Company's revenues in fiscal 1996, 1997 and 1998, respectively, accounting for 23.8%, 5.5% and 9.9% of the Company's revenues in such periods.

     The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 53.8%, 61.9% and 51.1% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively and sales to Ameritech accounted for 17.7% of the Company's revenues in fiscal 1998. Consequently, the Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

     SBC Communications and Pacific Telesis have recently completed a merger and SBC Communications and Ameritech have recently announced their intent to merge. The Company is unable to predict what effect the merger or the announced merger, if completed, will have on the demand for the Company's ADSL systems or other products.

     The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as RADSL or DSLAM. See Risk Factors - "Dependence on Limited Number of Customers; Lengthy Sales Cycles."

MARKETING, SALES AND DISTRIBUTION

     The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company markets its products internationally in over 40 countries under various distribution arrangements that include strategic partnerships, OEM agreements, technology licenses, distributors, and internationally based sales personnel. The Company's field sales organizations and distributors receive support from internal marketing, sales and customer support groups. As of March 31, 1998, the Company's marketing, sales and distribution programs were conducted by 132 employees.

     International revenues represented 23.8%, 5.5% and 9.9% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. The Company's international operations are based in Aurora, Illinois and are also conducted through business operations in Cambridge, England, Hong Kong and Singapore, and a distribution and service network that supports customers in more than 40 countries. The Company expects to continue to pursue international market opportunities by focusing primarily on sales of DSL products in international markets. Where market opportunity exists, certain DS1 products such as the SmartLink APS system can be engineered with modest effort to facilitate operation as E-1 products for sale in international markets and the Company expects to pursue these opportunities where feasible.

     The Company believes that international revenues will represent a significant percentage of revenues in the future. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. See Risk Factors - "Risks Due to Expanding International Operations."

     The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies such as RADSL or DSLAM. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the telcos, telcos' budgets and regulatory issues affecting telcos and other local access service providers. In addition, the requirement that telcos obtain FCC approval for certain services prior to their implementation has in the past delayed the approval processes. See Risk Factors - "Dependence on Limited Number of Customers; Lengthy Sales Cycles."

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

     The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been relatively insignificant. The Company's standard limited warranty for its ADSL products ranges from one to five years. Since the Company's DSL products are new, with limited time in service, the Company cannot predict the level of warranty claims that it will experience for these products. Despite testing by the Company and its customers, there can be no assurance that existing or future products based on DSL or other technology will not contain undetected errors or failures when first introduced or as new versions are released. Such errors or failures could result in warranty returns in excess of those historically experienced by the Company and have a material adverse effect on the Company's business and results of operations. See Risk Factors - "Potential Product Recalls; Warranty Expenses."

MANUFACTURING

     The Company purchases parts and components for its products from a number of suppliers through a worldwide sourcing program. Certain key components, such as integrated circuits and other electronic components, used in the Company's products are currently available from only one source or a limited number of suppliers. For instance, the Company currently depends on GlobeSpan Technologies to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. The Company purchases integrated circuits from GlobeSpan Technologies on a purchase order basis under a formal supply arrangement. GlobeSpan Technologies in turn sources these integrated circuits from a third party supplier. The Company anticipates that integrated circuit production capacity and availability of certain electronic components of its suppliers may be insufficient to meet demand for such components in the future. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of certain of its key components, such as integrated circuits, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

     The Company currently manufactures most of its products internally while relying on a few subcontractors in the U.S. and the United Kingdom for various assemblies. As part of its strategic plan to meet the potential worldwide demand for its DSL systems, the Company currently is in the process of developing the manufacturing capabilities necessary to supply and support large volumes of ADSL systems and in the future may become increasingly dependent on subcontractors. In fiscal 1998 the Company entered into a subcontracting relationship with Dovatron International for the assembly of its DSL printed circuit boards. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. The use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing a new subcontractor relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be successful in increasing its manufacturing capacity in a timely and cost-effective manner or that the transition to subcontracting will not materially adversely affect the Company's business and results of operations. The Company's failure to effectively manage its growth would have a material adverse effect on the Company's business and results of operations.

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

     The Company's backlog for its DS1 and DS0 products at March 31, 1998 was $945,000. The Company believes that because a substantial portion of customer orders for DS1 and DS0 products are filled within the quarter of receipt, the Company's backlog is not a meaningful indicator of actual revenues for these products for any succeeding period. At March 31, 1998, backlog for its DSL products was $1.3 million. In general, customers purchasing DSL products may reschedule orders without penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their DSL product needs. Since backlog of DSL products can be rescheduled without penalty, the Company does not believe that its backlog of DSL products is a meaningful indicator of future revenues from DSL products.

COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, AGCS, Cabletron, Diamond Lane Communications, Digital Switch Corporation ("DSC"), ECI Telecom, Ltd., Ericsson, Cisco Systems/Netspeed, Lucent Technologies, Inc., Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. Certain of our competitors are large network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this by entering into strategic alliances to offer integrated solutions in addition to our overlay ADSL product offering. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers requirements will materially adversely affect the Company's business and results of operations.

     The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act which was signed into law in February 1996, permits the RBOCs to engage in manufacturing activities. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

     Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Many telcos and other local access providers have adopted policies that favor the deployment of fiber. To the extent that customers choose to install fiber and other transmission media between the central office and the end user, the Company expects that demand for its copper wire-based products will decline. Telcos face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telcos decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for ADSL products could decline. In addition, the deployment of certain products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. Specifically, the deployment of HDSL systems in the U.S., which reduces telcos' need for T-1 repeaters and NIUs, may result in a decrease in demand for Westell's DS1-based products. Further, the Company believes that the domestic market for many of its DS0-based products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See Risk Factors - "Reliance on Emerging Market for ADSL Technology; Losses" and "Competition."

TELECONFERENCE SERVICES

     Conference Plus, Inc. ("CPI"), founded in 1988, is a leading provider of fully managed, multi-point electronic meeting services utilizing teleconferencing technologies. The Company is a 88.2% owned subsidiary of Westell Technologies, Inc. and manages its teleconferencing services through its operations center located in Schaumburg, Illinois. CPI enables its customers to share information via the telecommunications based mediums of audio, video and document conferencing, thus allowing customers to increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconferencing technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

     Revenues from CPI services generated $7.7 million, $10.3 million and $14.1 million in revenues in fiscal 1996, 1997 and 1998, respectively. A majority of CPI's revenues are derived from private label commercial teleconferencing services where customers market CPI services under their own brand name. Such companies choose to private label audio and video teleconferencing because it provides a complete outsource of internal and commercial services. The outsourcing of private label conference services is also desired by network carriers and RBOCs because it fundamentally differs from the core products of these providers. Audio and video teleconferencing is a people-intensive service, requiring high levels of concentration on the execution of each and every call. In addition to privately branded teleconferencing services, CPI offers a wide range of direct commercial teleconferencing services and multi point video conference bridging. The audio conferencing services include; 1) operator initiated calls where the CPI operator calls the participants, 2) operator assisted calls where the customer dials in on their own network ("meet-me") or the customers call into a toll free network ("800 meet-me") and, 3) fully automated services ("pass code") where the customers use a pre-assigned code to access the conference call without the assistance of an operator. Expanded capabilities also provide for advanced meeting service optioning which include, call polling, questions & answer queuing, broadcast/listen only, integrated voice response digital playback, conference call tape recording and playback, transcription and reservation/resource management services.

     Conference Plus has been distinguished by receiving the first ISO 9002 certification in the audio and video conferencing services industry. Receiving ISO 9002 certification means that Conference Plus meets the standards set by the International Organization for Standardization to define world class service and has set the benchmark for quality in the teleconferencing service industry.

CPI's strategic focus includes the following key objectives:

     Private Label Services - Leverage leadership in private label services through offering flexibility in network carrier arrangements, superior tailored reservations, confirmation, billing and customer service optioning and extensive experience in the design, implementation and ongoing management of private label programs.

     Automated Conferencing - Deliver solutions for automated conferencing through promoting, electronic and Internet access to reservation and billing systems, and improved, convenient and cost effective use of automated (pass code) teleconferencing systems.

     International Expansion - CPI currently serves its teleconferencing needs of customers headquartered in the United States from its Schaumburg, Illinois facility. As these customers globalize their telecommunications services, CPI will be required to expand its operational presence internationally to meet these needs. In addition, the international market for teleconferencing is expected to grow substantially as a result of deregulation and improved networks with associated reductions in end user costs which will allow for increased opportunity to service foreign based companies in need of teleconferencing technologies and services.

     Commitment to Service Quality, Customer Service and Low-Cost Operations -
        CPI recognizes that providing high quality service is an important aspect affecting CPI's ability to compete in both the domestic and international teleconferencing markets. The Company's commitment to continuous improvement and total customer satisfaction is evidenced by its use of a total quality management program which has resulted in CPI becoming ISO 9002 certified in November 1997. CPI will continue to focus on total quality management and continuous improvement to meet and exceed customer expectations. In addition, CPI's focus will also include implementation of cost improvements to allow the Company to offer world class services at low cost to remain competitive in its teleconference service offerings.


     CPI sells its services in the U.S. principally through its domestic in-house sales organization, through agents under contract to CPI and through the efforts of the Company's Private Label customers. As of March 31, 1998, the Company's sales, service representatives and agent support programs were conducted by 28 employees.

     The private label customers and many of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over CPI. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a RBOC.

     Conference Plus maintains 24 hour, 7 day a week telephone support and provides on-site support for larger, more complex teleconferences. The Company also provides technical consulting, call planning assistance and usage analysis to its customers with respect to the introduction, enhancement and expanded utilization of its services.

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

GOVERNMENT REGULATION

     The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telco services and other terms on which telcos conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act lifted certain restrictions on telcos' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established, whereby telcos may provide various types of video services. Rules to implement these new regulations have been established whereas statutory provisions are now being considered by the FCC.

     In addition, the Telecommunications Act permits the RBOCs to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities and the RBOCs, which are the Company's largest customers, may become the Company's competitors as well. See Risk Factors - "Government Regulation."

PROPRIETARY RIGHTS

     The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company regards its technology as proprietary, it has only one patent on such technology related to NIU's. The Company expects to seek additional patents from time to time related to its research and development activities. The Company relies on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect its unpatented proprietary know-how. See Risk Factors - "Proprietary Technology; Risk of Third-Party Claims of Infringement."

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

     The Company's ADSL products are dependent upon CAP and DMT transceiver technology licensed or sourced from third party suppliers. GlobeSpan Semiconductor, Inc. is currently the sole provider of the CAP transceiver technology and the Company currently has entered into alliances with Motorola and Texas Instruments to receive their DMT transceiver technology when available. These licenses or sourcing alliances are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Without a third party transceiver technology the Company would not be able to produce any of its ADSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of ADSL transceiver technology are not available to the Company at commercially acceptable terms, the Company's business and results of operations would be materially and adversely affected.

     Rapid technological evolution has resulted in the need to implement strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. Without such relationships and due to the lengthy telco product approval and purchase cycles, the technology may be obsolete by the time it is implemented. Relationships in place with companies such as Texas Instruments/Amati, GlobeSpan Semiconductors, Inc., Motorola, Virata, Inc. (formerly ATM, Ltd.) and certain customers enable the Company to develop products at the same time that the Company undergoes the product approval and purchase processes for products in development. This can result in much quicker introduction of new products while the technology is still in demand.

EMPLOYEES

     As of March 31, 1998, the Company had 795 full-time employees. Westell's equipment manufacturing business had a total of 649 full-time employees, consisting of 132 in sales, marketing, distribution and service, 176 in research and development, 297 in manufacturing and 44 in administration. Conference Plus had a total of 146 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

     During fiscal 1997 the Company moved into approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago. The Company also leases facilities in Schaumburg, Illinois for Conference Plus, and in Tampa, Florida and Cambridge, England for its international operations. The Aurora facility that the Company began occupying in December 1996 was constructed through a majority owned Limited Liability Corporation ("LLC") with a real estate developer. During the construction period, the Company advanced the LLC the construction funding which as of March 31, 1997, was $14.4 million. In fiscal 1998 the LLC received proceeds of $16.2 million upon the sale of the Aurora facility at cost. The LLC repaid the Company the advanced construction funding during the second quarter of fiscal 1998 upon completing the sale of the facility to a third party. The Aurora facility was subsequently leased back by the Company in a related transaction with the same third party under a 20 year lease that runs through 2017.

     While the Company believes its current facilities are adequate to support its present level of operations, it believes that additional space for expansion will be driven by the success of the DSL business. The Company estimates that its manufacturing facilities are operating at a utilization rate of approximately 75%.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation in the normal course of business. The Company is not presently involved in any legal proceedings that the Company believes are material to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 1998, the majority stockholder of the Company approved, by majority written consent, (i) an amendment to the Company's Amended and Restated Certificate of Incorproation to increase the amount of Class A
Common Stock authorized for issuance from 43,500,000 to 65,500,000, and (ii) an amendment to increase the number of shares available for issuance under the Company's 1995 Stock Incentive Plan to 5,000,000. Action with respect to the Stock Incentive Plan was taken on April 20, 1998.

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
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24   7/8                    8 5/8
Fiscal Year 1998
  First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25   7/8                   10 3/4
  Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27   5/8                   17 1/4
  Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24   7/8                   10 1/2
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15   1/4                   10 3/4
Fiscal Year 1999
  First Quarter (through June 22, 1998) . . . . . . . . . . . . . . . . .    13   7/8                    8 21/32


     As of June 22, 1998, there were approximately 597 holders of record of the outstanding shares of Class A Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data as of March 31, 1994, 1995, 1996, 1997 and 1998 and for each of the five fiscal years in the period ended March 31, 1998 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K

                                                                     Fiscal Year Ended March 31,
                                                         1994       1995        1996        1997        1998
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues  . . . . . . . . . . . . . . . . . . . .      $51,051    $74,029     $83,236      $79,385    $86,351

Cost of goods sold  . . . . . . . . . . . . . . .       30,250     44,494      50,779       57,832    58,859
     Gross margin . . . . . . . . . . . . . . . .       20,801     29,535      32,457       21,553    27,492
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . .        8,068     12,169      13,744       16,214    19,296
  Research and development  . . . . . . . . . . .        7,695     10,843      12,603       21,994    26,558
  General and administrative  . . . . . . . . . .        5,502      6,701       8,364        9,757    13,151
  Restructuring charge  . . . . . . . . . . . . .        --         --          --          --         1,383
     Total operating expenses . . . . . . . . . .       21,265     29,713      34,711       47,965    60,388
Operating loss from continuing
  operations  . . . . . . . . . . . . . . . . . .         (464)      (178)    (2,254)     (26,412)  (32,896)
Other income (expense), net . . . . . . . . . . .          (36)        34       (226)        2,221    14,290
Interest expense  . . . . . . . . . . . . . . . .          176        769         859          330       502
Loss from continuing operations before
  income taxes  . . . . . . . . . . . . . . . . .         (676)      (913)    (3,339)    (24,521)   (19,108)
Benefit for income taxes  . . . . . . . . . . . .         (989)      (788)    (1,886)     (9,820)    (5,137)
Income (loss) from continuing operations  . . . .          313       (125)    (1,453)    (14,701)   (13,971)
Discontinued operations (loss)  . . . . . . . . .         (100)      (383)      (622)         (5)      ----
Net income (loss) . . . . . . . . . . . . . . . .      $   213    $  (508)   $(2,075)   $(14,706)  $(13,971)
Net income (loss) per share: (1)
  Continuing operations . . . . . . . . . . . . .      $  0.01    $ (0.01)   $ (0.05)     $ (0.41)  $ (0.38)
  Discontinued operations . . . . . . . . . . . .        (0.00)     (0.01)     (0.02)      (0.00)     (0.00)
Net income (loss) per share . . . . . . . . . . .      $  0.01    $ (0.02)   $ (0.07)     $ (0.41)  $ (0.38)
Dividends declared per share  . . . . . . . . . .     $     --   $     --    $     --    $     --    $     --
Average number of basic and diluted
   common shares outstanding (1)  . . . . . . . .       28,486      28,952     30,846       35,940     36,348

                                                                             March 31,
                                                         1994       1995        1996        1997        1998

Balance Sheet Data:
Working capital . . . . . . . . . . . . . . . . .       $ 3,053    $ 1,280     $28,741     $65,105   $44,983
Total assets  . . . . . . . . . . . . . . . . . .        29,327     40,276      64,448     108,049     98,405
Revolving promissory notes  . . . . . . . . . . .         1,700     11,089       --           --           --
Long-term debt, including current portion . . . .         3,339      4,129       4,427      6,487       4,420
Total stockholders' equity  . . . . . . . . . . .         8,002      7,558      38,985      86,188     73,141

(1)  Adjusted to reflect the Stock Split. See Notes 1 and 6 of Notes to
     Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its DS0 and DS1 product lines, particularly the sale of NIUs and related products, which accounted for at least 45% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 24.4%, 10.9% and 14.4% of revenues in fiscal 1996, 1997 and 1998, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 9.2%, 13.0% and 16.4% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. In July 1996, the Company completed the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

     The Company's customer base is comprised primarily of the RBOCs, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In late fiscal 1992, the Company significantly increased its investment in new product development based on emerging technologies, particularly ADSL, and began expanding its sales and marketing efforts to cover new product lines and planned expansion into international markets. International operations accounted for 23.8%, 5.5% and 9.9% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1996, 1997 and 1998.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1999 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move to networks that deliver higher speed from analog to digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.


RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

                                                                               Fiscal Year Ended March 31,

                                                                               1996         1997       1998

Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90.7%        87.0%      83.6%
Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.3         13.0       16.4
  Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0        100.0      100.0

Cost of equipment . . . . . . . . . . . . . . . . . . . . . . . . . .          55.5         64.9       59.9
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . .           5.5          8.0        8.3
  Total cost of goods sold  . . . . . . . . . . . . . . . . . . . . .          61.0         72.9       68.2

    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . .          39.0         27.1       31.8

Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .          16.5         20.4       22.3
  Research and development  . . . . . . . . . . . . . . . . . . . . .          15.2         27.7       30.8
  General and administrative  . . . . . . . . . . . . . . . . . . . .          10.0         12.3       15.2
  Restructuring charge  . . . . . . . . . . . . . . . . . . . . . . .           0.0          0.0        1.6

     Total operating expenses . . . . . . . . . . . . . . . . . . . .          41.7         60.4       69.9

Operating loss from continuing operations . . . . . . . . . . . . . .          (2.7)       (33.3)     (38.1)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . .          (0.3)         2.8       16.6
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           1.0          0.4        0.6

Income loss from continuing operations before income taxes  . . . . .          (4.0)       (30.9)     (22.1)
Benefit for income taxes  . . . . . . . . . . . . . . . . . . . . . .          (2.3)       (12.4)      (5.9)

Loss from continuing operations . . . . . . . . . . . . . . . . . . .          (1.7)       (18.5)     (16.2)
Discontinued operations (loss)  . . . . . . . . . . . . . . . . . . .          (0.8)        (0.0)      (0.0)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2.5)%      (18.5)%    (16.2)%


FISCAL YEARS ENDED MARCH 31, 1996, 1997 AND 1998

     Revenues. Revenues were $83.2 million, $79.4 million and $86.4 million in fiscal 1996, 1997 and 1998 respectively. Revenues decreased 4.6% from 1996 to 1997 and increased 8.8% from 1997 to 1998. The fiscal 1997 decrease in equipment revenue of $6.5 million was primarily due to a $11.6 million decrease in DSL equipment revenues offset by an increase in DS1 equipment revenues of $5.3 million. The fiscal 1997 decrease in DSL revenue was more than accounted for by the absence of $14.0 million in trial shipments for video applications to two foreign telephone operators as telephone operators in general migrated their focus from video application trial activity (video on demand) to data application trials (Internet access) of DSL equipment. DSL shipments in fiscal 1997 consisted primarily of data application product shipments for field and marketing trials. Unit shipments of DSL products increased in fiscal 1997, but had a lower average sales price when compared to the DSL products made in fiscal 1996. The lower average sales price of DSL equipment is primarily a result of market forces and competitive pricing pressures. The fiscal 1997 increase in DS1 sales was caused by overall unit volume increases and slightly higher average unit sales prices as a result of change in product mix which was offset in part by continued competitive pricing pressures on unit sales prices when compared to fiscal 1996. The fiscal 1998 increase of $7.0 million was primarily due to increases of $3.8 million and $3.1 million in DSL and DS1 equipment revenues, respectively. Higher unit shipments were offset in part by lower average unit selling prices due to changes in product mix and competitive pressures. These equipment revenue increases were partially offset by a $3.7 million decrease in DS0 equipment revenue. The decrease in DS0 revenue was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix as network providers continue their transition to digital products and continued competitive pricing pressures. Service revenues increased $2.6 million and $3.8 million in fiscal 1997 and 1998, respectively, from the preceding years due primarily to increased audio conference calling volume from the Company's Conference Plus, Inc. subsidiary.

     Gross Margin. Gross margin as a percentage of revenues was 39.0%, 27.1% and 31.8% in fiscal 1996, 1997 and 1998, respectively. The fiscal 1997 decrease from fiscal 1996 was primarily due to product pricing pressures and changes in product mix within the Company's DS1 and DS0 product lines. The fiscal 1997 decrease in gross profit margin was also significantly effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million during the third quarter of 1997. This inventory reserve was the result of the new generation RADSL platform reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 33.4% for fiscal 1997. The gross margin for fiscal 1997 was additionally impacted by a large video teleconference equipment OEM sale with a lower margin than the Company's other equipment sales. Fiscal 1998 gross margin decreased to 31.8% from the adjusted fiscal 1997 gross margin of 33.4%. The decrease in gross margin was primarily the result of continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive pricing of the DSL trial systems to capture and stimulate early market activity prior to volume orders and further product integration.

     Sales and Marketing. Sales and marketing expenses were $13.7 million, $16.2 million and $19.3 million in fiscal 1996, 1997 and 1998, respectively, constituting 16.5%, 20.4% and 22.3% of revenues, respectively. These increases in sales and marketing expenses were primarily due to staff additions, in both domestic and international markets, to support and promote the Company's product lines, particularly ADSL products. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers

     Research and Development. Research and development expenses were $12.6 million, $22.0 million and $26.6 million in fiscal 1996, 1997 and 1998, respectively, constituting 15.2%, 27.7% and 30.8% of revenues, respectively. These increases in research and development expenses were due primarily to costs associated with additional personnel and increased contract development expenses to support new and existing product development such as the DSLAM, RADSL, ADSL functionality for the DSC Litespan and the Lucent SLC-5 and SLC-2000 Digital Loop Carrier systems and increased prototype material costs to support development activities. Furthermore, the Company had received non-recurring engineering project funding of $2.6 million in fiscal 1996 for a customer sponsored research and development project that was not present in fiscal 1997. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

     General and Administrative. General and administrative expenses were $8.4 million, $9.8 million and $13.2 million in fiscal 1996, 1997 and 1998, respectively, constituting 10.0%, 12.3% and 15.2% of revenues, respectively. The dollar increases in general and administration expenses were due primarily to additional personnel to handle expanded corporate infrastructure in domestic and international markets. The increase in fiscal 1998 general and administrative expenses also included a one time charge of approximately $600,000 related to retirement benefits granted to Gary F. Seamans, former Chairman and CEO.

     Restructuring charge. The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997. This charge included personnel, facility, and certain development contract costs related to restructuring global operations.

     Other income, net. In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the effect of this one time benefit, Other income, net would have been $2.3 million for fiscal year ended March 31, 1998. Excluding the one time item, Other income, net for the years ended March 31, 1996, 1997 and 1998 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

     Interest Expense. Interest expense was $859,000, $330,000 and $502,000 for fiscal 1996, 1997 and 1998, respectively. Interest expense decreased in fiscal 1997 as a result of the Company utilizing approximately $11.1 million of the proceeds generated in the Company's initial public offering of Class A Common Stock in November 1995 to repay amounts outstanding under the Company's revolving promissory notes. The fiscal 1998 increase in interest expense was a result of additional borrowings under equipment notes made during fiscal 1997 to finance property and equipment purchases.

     Benefit for Income Taxes. Benefit for income taxes was $1.9 million, $9.8 million and $5.1 million in fiscal 1996, 1997 and 1998, respectively. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to utilize $790,000, $398,000 and $700,000 respectively, in tax credits primarily generated by increasing research and development activities. In the fourth quarter of fiscal 1998, the Company recorded a valuation allowance of $2.9 million which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. The Company has approximately $3.5 million in income tax credit carry forwards and a tax benefit of $15.6 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

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

                                                              Quarter Ended
                                             Fiscal 1997                                      Fiscal 1998

                            June 30, Sept. 30,   Dec. 31,  Mar. 31,   June 30, Sept. 30,   Dec. 31,  Mar. 31,
                             1996      1996       1996      1997       1997      1997       1997      1998
                                                                (in thousands)
Equipment   . . . . . .      $17,412   $18,677    $15,670   $17,307    $16,336   $18,439    $18,082   $19,349
Services  . . . . . . .        2,846     2,375      2,387     2,711      3,001     3,251      3,540     4,353
   Total revenues . . .       20,258    21,052     18,057    20,018     19,337    21,690     21,622    23,702

Cost of equipment . . .       11,220    12,830     15,363    12,130     11,367    13,418     13,154    13,804
Cost of services  . . .        1,779     1,251      1,557     1,702      1,558     1,436      2,004     2,118
   Total cost of goods sold   12,999    14,081     16,920    13,832     12,925    14,854     15,158    15,922
     Gross margin . . .        7,259     6,971      1,137     6,186      6,412     6,836      6,464     7,780

Operating expenses:
  Sales and marketing .       3,922     3,627      4,200      4,465     5,419     4,703      5,052      4,122
  Research and
    development . . . .       4,222     4,737      5,851      7,184     6,087     6,680      7,111      6,680
  General and
    administrative  . .       2,021     2,065      2,730     2,688      2,947     3,099      3,294      3,811
  Restructuring charge           --        --         --        --         --        --      1,383        --

    Total operating
      expenses  . . . .      10,368    10,479     12,781     14,337    14,453    14,482     16,840     14,613

Operating loss from
  continuing operations     (3,109)    (3,508)   (11,644)   (8,151)   (8,041)    (7,646)   (10,376)   (6,833)

Other income, net . . .         228       473        631        889       494       362     12,714        720
Interest expense  . . .          97       100         30        103        63        62        122       255

Income (loss) from
  continuing operations
  before income taxes .      (2,978)   (3,135)   (11,043)   (7,365)    (7,610)   (7,346)      2,216   (6,368)
Provision (benefit) for
  income taxes  . . . .      (1,290)   (1,205)    (4,295)    (3,030    (3,090)   (2,830)       783      --

Income (loss) from
  continuing operations      (1,688)   (1,930)    (6,748)   (4,335)    (4,520)   (4,516)      1,433   (6,368)

 Income (loss) from
  discontinued operations        (7)         3        (0)       (1)       --        --        --        --

Net income (loss) . . .    $ (1,695) $ (1,927)  $ (6,748) $ (4,336)  $ (4,520) $ (4,516)    $ 1,433 $ (6,368)

                                                              Quarter Ended
                                             Fiscal 1997                            Fiscal 1998

                            June 30, Sept. 30,   Dec. 31,  Mar. 31,   June 30, Sept. 30,   Dec. 31,  Mar. 31,
                             1996      1996       1996      1997       1997      1997       1997      1998
    . . . . . . . . . .
Equipment . . . . . . .        86.0%     88.7%      86.8%     86.5%      84.5%     85.0%      83.6%     81.6%
Service . . . . . . . .        14.0      11.3       13.2      13.5       15.5      15.0       16.4      18.4
  Total revenues  . . .       100.0     100.0      100.0     100.0      100.0     100.0      100.0     100.0

Cost of equipment sales         55.4      60.9       85.1      60.6       58.8      61.9       60.8      58.2
Cost of services  . . .          8.8       6.0        8.6       8.5        8.0       6.6        9.3       8.9
Total cost of goods sold        64.2      66.9       93.7      69.1       66.8      68.5       70.1      67.2
  Gross margin  . . . .         35.8      33.1        6.3      30.9       33.2      31.5       29.9      32.8

Operating expenses:
  Sales and marketing .         19.4      17.2       23.3      22.3       28.0      21.7       23.4      17.4
  Research and
    development . . . .         20.8      22.5       32.4      35.9       31.5      30.8       32.9      28.2
  General and
    administrative  . .         11.0      10.0       15.1     13.4        15.3      14.3       15.2      16.1
  Restructuring charge           0.0       0.0        0.0       0.0        0.0       0.0        6.4       0.0

    Total operating
      expenses  . . . .         51.2      49.7       70.8     71.6        74.8      66.8       77.9      61.7

Operating loss from
  continuing operations       (15.3)    (16.7)     (64.5)    (40.7)     (41.6)    (35.3)     (48.0)    (28.8)

Other income, net . . .          1.1       2.2        3.5       4.4        2.5       1.7       58.8       3.0
Interest expense  . . .          0.5       0.5        0.2       0.5        0.3       0.3        0.6       1.1

Income (loss) from
  continuing operations
  before income taxes .       (14.7)    (14.9)     (61.2)    (36.8)     (39.4)    (33.9)       10.2    (26.9)
Provision (benefit) for
  income taxes  . . . .        (6.4)     (5.7)     (23.8)    (15.1)     (16.0)    (13.0)       3.6      (0.0)

Income (loss) from
  continuing operations        (8.3)     (9.2)     (37.4)    (21.7)     (23.4)    (20.8)        6.6    (26.9)
Discontinued operations
  (loss)  . . . . . . .        0.0       0.0        0.0       0.0        0.0       0.0        0.0         0.0

Net income (loss) . . .      (8.3)%     (9.2)%    (37.4)%   (21.7)%   (23.4)%    (20.8)%       6.6%   (26.9)%


     The Company's quarterly equipment revenues have varied from quarter to quarter with total equipment revenue decreasing from the June 30, 1996 level in 3 of the 7 subsequent quarters presented in fiscal 1997 and 1998. DSL revenues have created quarterly fluctuations due to varying levels of DSL trials and deployments. A majority of DSL shipments made in fiscal 1997 and 1998 were for trials and initial service deployments and therefore have not created steady or predictable demand for these products on a quarter to quarter basis. DS1 revenues have increased fairly steadily in fiscal 1997 and 1998 due to a combination of changes in product mix and increased unit shipments offset in part by continued competitive pricing pressures. Revenues in the DS0 product family have declined steadily from levels at June 30, 1997 as telcos migrate from lower signal level analog networks to local access networks based upon higher signal level digital products. Service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

     Gross margin as a percentage of revenues has decreased in each quarter since the June 30, 1996. These decreases result primarily from competitive product pricing pressures and product mix changes in each of the Company's product lines as well as investments in manufacturing infrastructure made in advance of anticipated DSL production. In the third quarter of fiscal 1997, the gross margin was negatively effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million. This inventory reserve was the result of the new generation RADSL platform reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 34.0% for the quarter. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods even if its DSL products achieve market acceptance due to these factors.

     Operating expenses increased in each quarter of fiscal 1997 and the first three quarters of fiscal 1998 as the Company continued to increase operating expenses, primarily the hiring of additional personnel, to support the development, introduction and promotion of DSL systems and other new products. In the fourth quarter of fiscal 1997, research and development costs were up significantly due to prototyping expenses related to the RADSL and Access Multiplexer platforms. In the third quarter of fiscal 1998 the Company took a one time restructuring charge of $1.4 million for personnel, facility and certain development contract costs related to restructuring global operations. Operating expenses in the fourth quarter of fiscal 1998 decreased as a result of restructuring actions taken in the previous quarter. As a result of fluctuations in the timing of revenues of DSL products and research and development and sales and marketing expenses, the Company currently anticipates net losses in each of the quarters of fiscal 1999.

     The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company's operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers and general economic conditions. Sales to the Company's customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company's quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

     In June 1996, the Company completed a secondary public offering of Class A Common Stock which generated $61.6 million. At March 31, 1998 the Company had $44.2 million in cash and short term investments consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 1998, the Company had no amounts outstanding under its secured revolving promissory notes and $4.2 million outstanding under its equipment borrowing facility. As of March 31, 1998, the Company had approximately $12.0 million available under the secured revolving promissory note facility. The revolving promissory notes and the equipment borrowing facility required the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

     The Company's operating activities generated cash of $6.5 million in fiscal 1996 and used cash of $22.5 million and $4.2 million in fiscal 1997 and 1998, respectively. Cash generated from operating activities in fiscal 1996 was primarily a result of decreases in receivables and inventory and an increase in customer deposits offset in part by an increase in short term investments and a decrease in accounts payable. Cash used by operations in fiscal 1997 resulted primarily from a loss from continuing operations before income tax of $18.3 million (net of depreciation) and working capital required by an increase in short term investments and receivables, and a decrease in customer deposits. Cash used by operations in fiscal 1998 resulted primarily from a loss from continuing operations before income tax of $12.1 million (net of depreciation) offset by increases in accounts payable and accrued compensation and a decrease in prepaid expenses.

     Capital expenditures in fiscal 1996, 1997 and 1998 were $6.3 million, $9.4 million and $5.8 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $6.0 million in fiscal 1999 for capital equipment.

     In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a
16.4 acre site in Aurora, Illinois into a 185,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company has a majority equity ownership interest in the LLC. In December 1996, the Company began occupying the constructed facility owned by the LLC (the "Aurora facility"). During the construction period, the Company advanced the LLC the construction funding which as of March 31, 1997, was $14.4 million. In fiscal 1998 the LLC received proceeds of $16.2 million upon the sale of the Aurora facility at cost. The LLC repaid the Company the advanced construction funding during the second quarter of fiscal 1998 upon completing the sale of the Aurora facility to a third party. The Aurora facility was subsequently leased back by the Company in a related transaction with the same third party, whereby, the Company entered into a 20 year lease that runs through 2017.

     At March 31, 1998, the Company's principal sources of liquidity were $43.5 million of cash and cash equivalents, $684,000 in short term investments and $12.0 million under its secured revolving promissory notes facility. Borrowings under the secured revolving promissory notes facility (which was unused at March 31, 1998) bear interest at the bank's prime rate (8.5% at March 31, 1998). The revolving promissory note facility expired on May 15, 1998. The Company is in negotiations for replacing this facility and believes it will obtain a similar facility on no less favorable terms.

     The Company had a deferred tax asset of approximately $18.5 million at March 31, 1998. This deferred tax asset relates to (i) tax credit carryforwards of approximately $3.5 million, (ii) a net operating loss carryforward tax benefit of approximately $15.6 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, and 1998 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was no longer sufficient to realize all of the deferred tax asset and as such the Company recorded a valuation allowance of $2.9 million. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

YEAR 2000 COMPLIANCE ISSUE

     Based on a recent assessment, the Company determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 Issue can be mitigated. However, if the upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has a full-time manager dedicated to addressing Year 2000 compliance for the Company. The Company plans to complete the Year 2000 project not later than June 30, 1999. The total Year 2000 project cost is estimated to be $1 million to $1.5 million. Amounts incurred are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs prior to March 31, 1998 other than internal costs to evaluate the extent of Year 2000 compliance and to develop a remediation plan.

     The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

    RELIANCE ON EMERGING MARKET FOR ADSL TECHNOLOGY; LOSSES

     The Company's future growth is substantially dependent upon whether DSL technology, particularly as it relates to ADSL systems, gains widespread commercial acceptance by telcos. Since 1992, the Company has invested, and expects to continue to invest, significant resources in the development of DSL technology. However, the market for products using ADSL technology is only now emerging as customers have recently begun to consider implementing ADSL technology in their networks. As a result, revenues from DSL systems have been difficult for the Company to forecast, and the Company's overall results of operations have experienced substantial fluctuations in recent periods. The timing of orders and shipments of DSL systems can have a significant impact on the Company's revenues and results of operations. For example, during each of the quarters during fiscal 1998 the Company has generated DSL revenue but at varying levels. In addition, during the third quarter of fiscal 1997 the Company reserved for $5 million in piece part inventory primarily as a result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1999 quarters. The Company's ability to achieve profitability or revenue growth in the future will depend upon market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company. The Company has shipped most of its' ADSL systems primarily for technical and marketing trials. Customers using the Company's ADSL systems for initial service deployments are not contractually bound for future deployments or product sales. The Company is unable to predict whether these initial service deployments or other technical or marketing trials will be successful and when significant commercial deployment will begin, if at all.

     Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on technologies such as RADSL. Historically, telcos have been cautious in implementing new technologies. Telcos' and other customers' deployment of ADSL technology may be prevented or delayed by a number of factors, including lengthy product approval and purchase processes, decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of demand for interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems and optical fiber, and policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that customers will pursue the deployment of products using ADSL technology. Even if customers adopt policies favoring full-scale implementation of DSL technology, there is no assurance that sales of the Company's DSL systems will become significant or that the Company will be able to successfully introduce on a timely basis or achieve sales of ADSL systems and other products based upon DSL technology planned for future introduction. The Company's core DS0 and DS1 products are not expected to generate sufficient revenues or profits to offset any losses that the Company may experience due to a lack of sales of ADSL systems and other DSL products currently under development. As a result, if telcos fail to deploy the Company's DSL systems, and the Company therefore does not receive significant revenues from DSL sales, then the Company's business and results of operations will be materially adversely affected and there can be no assurance that the Company will achieve profitability in the future.

PRICING PRESSURE ON PRODUCTS

    The market for ADSL-based products is becoming intensely competitive. Bids for recent field trials of ADSL-based products implicitly assume "forward pricing," that is, pricing ADSL products to reflect the expectation of large future volumes and corresponding reductions in manufacturing costs. The Company has offered its ADSL-based product to telcos at prices below current production costs. Such pricing could cause the Company to incur losses on a substantial portion of its ADSL product sales unless and until it can reduce manufacturing costs. The Company's ability to reduce its manufacturing costs is dependent upon (i) more cost-effective chipset and product design, some of which is dependent upon the Company's strategic partners, and (ii) the achievement of economies of scale. The Company believes that, following the pronouncement of the International Telecommunication Union ("ITU") standard for G.Lite, competition among DSL vendors will also result in pricing pressure and "forward pricing" with respect to splitterless ADSL products. There can be no assurance that the Company will be able to secure significant additional orders and reduce per unit manufacturing costs that the Company has factored into its forward pricing of ADSL products. Accordingly, the Company could incur losses in connection with sales of ADSL products that could have a material adverse effect on the Company's business and results of operations.


FLUCTUATIONS IN QUARTERLY RESULTS; LACK OF BACKLOG

     The Company expects to continue to experience significant fluctuations in quarterly results of operations. Factors which have had an influence on and may continue to influence the Company's results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company's operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers and general economic conditions. Sales to the Company's customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company's quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

    The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1999 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move to networks that deliver higher speed digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and quarterly results of operations.

EVOLVING INDUSTRY STANDARDS

     Industry wide standardization organizations which include, the American National standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon DMT technology. Although DMT has been selected as a standard, another modulation scheme from GlobeSpan Semiconductor, Inc., CAP, has been widely used in many of the early trials of ADSL. To date all of the Company's system sales have utilized the CAP transceiver technology that is not the standard adopted by ANSI and ETSI. CAP's early success has been a result of its earlier time to market and more mature semiconductor implementations. The Company has not developed a transceiver technology for its product offerings and it is dependent transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with silicon chipset vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products that require transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

     Various competitors and industry groups continue to introduce several variations of DSL, in addition to the two major transceiver technologies of DMT and CAP. Most recently, in January, 1998, leading companies in the personal computer, telecommunications and networking industries announced the formation of the Universal ADSL Working Group (UAWG) to establish splitterless ADSL specifications ("G.Lite") based upon an open, interoperable, International Telecommunications Union (ITU) standard. G.Lite is being designed to enable simple "plug and play" access by consumers, thereby significantly lowering telcos' initial installation costs. Although the Company is a participating member of the UAWG, this new DSL standard could delay deployment of the Company's full rate ADSL offerings. Based upon simpler implementations and the elimination of the need to install POTS splitter at the Customers premises and/or at the telcos' central office, G.Lite could enable other companies with less technological expertise to more readily enter the DSL market and could place additional pricing pressure on the Company's full rate ADSL products. Although the UAWG is expected to deliver a set of G.Lite specifications to the ITU by the end of 1998, there can be no assurance that the working group will agree upon such specifications in a timely fashion if at all. Additionally, Rockwell International and Nortel are collaborating on development of consumer digital subscriber line (CDSL), a 1Mbps digital modem technology. The companies anticipate that CDSL modems will be priced, sold, and installed similarly to the way 56Kbps modems are handled today. Alcatel has demonstrated a splitterless ADSL service that can be offered over its DSLAM and ADSL modems. Other vendors touting splitterless ADSL solutions include Cisco Systems/Netspeed, and Tut Systems. Like the major transceiver technologies the Company is dependent on it's strategic silicon partners for providing "lite" versions of the transceiver technology and since standards have not been established for these implementations there can be no assurance that this will be available to the Company in a timely manner for the purpose of product development. The attempted introduction of competing standards or alternate implementation specifications could result in confusion in the market and delay any decisions regarding deployment of ADSL systems until various specifications are determined by the various standards bodies. The inability to meet customer requirements or the continual introduction of new DSL offerings could delay the decision process of DSL system implementation and adversely impact sales of the Company's ADSL product offerings and could have a material adverse effect on the Company's business and results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

     There can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology or new product announcements by competitors. The markets for the Company's products are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and evolving telco service offerings. If technologies applicable to the Company's products (or telco service offerings based on the Company's products) become obsolete or fail to gain widespread commercial acceptance, then the Company's business and results of operations will be materially adversely affected. Moreover, the introduction of products embodying new technology or changes in telco services could render the Company's existing products, as well as products under development, obsolete and unmarketable. For instance, during the third quarter of fiscal 1997, the Company reserved for $5 million in piece part inventory primarily as a the result of a new generation RADSL product reducing demand for prior generation FlexCap Phase III ADSL products. In addition, the Company believes that the continued deployment of new technologies in the U.S., such as HDSL, in the local access network will adversely affect demand for certain of its existing products such as NIUs, which accounted for 45.5% and 52.5% of the Company's revenues in fiscal 1996 and 1997, respectively, and that its future success will largely depend upon its ability to continue to enhance its existing products and to successfully develop and market new products on a cost-effective and timely basis. In this regard, most of the Company's current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. While the Company has competed successfully to date by developing high performance products for transmission over copper wire, it expects that the increasing deployment of fiber and wireless broadband transmission in the local access network (each of which uses a significantly different process of delivery) will require the Company to develop new products to meet the demands of these emerging transmission media.

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

COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, AGCS, Cabletron, Diamond Lane Communications, Digital Switch Corporation ("DSC"), ECI Telecom, Ltd., Ericsson, Cisco Systems/Netspeed, Lucent Technologies, Inc., Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. Certain of our competitors are large network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this by entering into strategic alliances to offer integrated solutions in addition to our overlay ADSL product offering. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances formed and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers requirements will materially adversely affect the Company's business and results of operations.

     The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act which was signed into law in February 1996, permits the RBOCs to engage in manufacturing activities. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

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



DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS; LENGTHY SALES CYCLES

     The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 53.8%, 61.9% and 51.1% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. Consequently, the Company's future success will depend significantly upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations. SBC Communications and Pacific Telesis have recently completed a merger and SBC Communications and Ameritech have recently announced their intent to merge. The Company is unable to predict what effect the merger or the announced merger, if completed, will have on the demand for the Company's ADSL systems or other products.

    The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as RADSL or DSLAM. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval process can vary and is affected by a number of factors, including the complexity of the product involved, priorities of telcos, telcos' budgets and regulatory issues affecting telcos. The requirement that telcos obtain FCC approval for certain new telco services prior to their implementation has in the past delayed the approval process. There can be no assurance that such delays, if experienced in the future, will not have a material adverse affect on the Company's business and results of operations. While the Company has been successful in the past in obtaining product approvals from its customers, there can be no assurance that such approvals or that ensuing sales of such products will continue to occur. Even if demand for the Company's products is high, the RBOCs have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect the Company's business and results of operations.

DEPENDENCE ON THIRD-PARTY TECHNOLOGY; TRANSCEIVER LICENSES

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

     The Company's ADSL products are dependent upon CAP and DMT transceiver technologies licensed or sourced from third party suppliers. GlobeSpan Semiconductor, Inc. is currently the sole provider of the CAP transceiver technology and the Company currently has entered into alliances with Motorola and Texas Instruments to receive their DMT transceiver technology when available. These licenses or sourcing alliances are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Without a third party transceiver technology the Company would not be able to produce any of its ADSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of ADSL transceiver technology are not available to the Company at commercially acceptable terms, the Company's business and results of operations would be materially and adversely affected..

DEPENDENCE ON SOLE OR LIMITED SOURCE SUPPLIERS

     Certain key components, such as integrated circuits and other electronic components, used in the Company's products are currently available from only one source or a limited number of suppliers. For instance, the Company currently depends on GlobeSpan Technologies to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. The Company purchases integrated circuits from GlobeSpan Technologies on a purchase order basis under a formal supply arrangement who in turn sources the integrated circuits from Lucent Technologies. The Company anticipates that integrated circuit production capacity and availability of certain electronic components of its suppliers may be insufficient to meet demand for such components in the future. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of certain of its key components, such as integrated circuits, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

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

RISKS DUE TO EXPANDING INTERNATIONAL OPERATIONS

    International revenues represented 23.8%, 5.5% and 9.9% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively. The Company believes that international revenues will represent a significant percentage of revenues in the future. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. The Company's contracts with its international customers are typically denominated in foreign currency and any decline in the value of such currency could have a significant impact on the Company's business and results of operations. For example, in fiscal 1996, the Company incurred a $270,000 transaction loss on receivable due to foreign currency fluctuations. To date, the Company has not engaged in hedging with respect to its foreign currency exposure but may do so in the future. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the U.S. There can be no assurance that the risks associated with the Company's international operations will not materially adversely affect the Company's business and results of operations in the future or require the Company to modify significantly its current business practices.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

    The Company is in the process of developing the manufacturing capabilities necessary to supply and support large volumes of DSL systems and in the future may become increasingly dependent on subcontractors. In fiscal 1998, the Company entered into a subcontracting relationship with Dovatron International for the assembly of its DSL printed circuit boards. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. Although the Company believes that alternative subcontractors or sources could be developed if necessary, the use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing a new subcontractor or supplier relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be successful in increasing its manufacturing capacity in a timely and cost-effective manner or that the possible transition to subcontracting will not materially adversely affect the Company's business and results of operations. The Company's failure to effectively manage its growth would have a material adverse effect on the Company's business and results of operations.

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

EXPECTED VOLATILITY OF STOCK PRICE

     The market price of the Company's Class A Common Stock has been highly volatile and has experienced extreme price fluctuations. The Class A Common Stock is quoted on the NASDAQ National Market, which market has experienced and is likely to experience in the future significant price and volume fluctuations. This volitility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

     The Company's capital stock consists of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"). Holders of Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to four votes per share. At June 22, 1998, as Trustees of the Voting Trust, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 75% of the votes entitled to be cast by the holders of the Company's Common Stock, according to the mutual determination by Messrs. Penny and Simon as to the best interests of the beneficiaries of the Voting Trust, consisting of the Penny family and the Simon family. In addition, all members of the Penny family who are beneficiaries under the Voting Trust are parties to a Stock Transfer Restriction Agreement which prohibits such beneficiaries from transferring any Common Stock or their beneficial interests in the Voting Trust acquired prior to November 30, 1995 without first offering such Common Stock to the other members of the Penny family. Consequently, Messrs. Penny and Simon, as Trustees, will effectively control the Company and generally have sufficient voting power to elect all of the directors and to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements required by Item 8, together with the report thereon of the independent accountants dated May 14, 1998 are set forth on pages 47 - 66 of this report. The financial statement schedules listed under
Item 14(a)2, together with the report thereon of the independent accountants dated May 14, 1998 are set forth on pages 67 and 68 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.


                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Company

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1998 under the caption "Election of Directors," which information is herein by reference.

(b)  Executive officers of the Company

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1998 under the caption "Executive Officers," which information is herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1998 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1998 under the caption "Ownership of the Capital Stock of the Company," which information is herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1998 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements

               The consolidated financial statements of Westell
               Technologies, Inc. for the fiscal year ended March 31, 1998, together with the Report of Independent Public Accountants, are set forth on pages 47 through 66 of this Report.

               The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

          (2)  Financial Statement Schedules

               The following are included in Part IV of this Report for each of the years ended March 31, 1996, 1997 and 1998 as applicable:

               Report of Independent Public Accountants - page 67

               Schedule II - Valuation and Qualifying Accounts - page 68

               Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

          (3)  Exhibits

               3.1  Amended and Restated Certificate of Incorporation, as
                    amended (incorporated herein by reference to Exhibit 3.2 to
                    Westell Technologies, Inc.'s Registration Statement on Form
                    S-1, as amended, Registration No. 33-98024).
               3.2  Amended and Restated By-laws (incorporated herein by
                    reference to Exhibit 3.3 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
               9.1  Voting Trust Agreement dated February 23, 1994, as amended
                    (incorporated herein by reference to Exhibit 9.1 to Westell
                    Technologies, Inc.'s Registration Statement on Form S-1, as
                    amended, Registration No. 33-98024).
             *10.1  Form of Restricted Stock Award granted by the Company to its officers and directors other than Gary F. Seamans and Melvin
                    J. Simon (incorporated herein by reference to Exhibit 10.1 to the Westell Technologies, Inc.'s Registration Statement
                    on Form S-1, as amended, Registration No. 33-98024).
             *10.2  Restricted Stock Award granted December 17, 1991 by the
                    Company to Gary F. Seamans (incorporated herein by reference to Exhibit 10.2 to Westell Technologies, Inc.'s Registration
                    Statement on Form S-1, as amended, Registration No.
                    33-98024).
             *10.3  Form of Restricted Stock Awards granted by the Company to
                    Gary F. Seamans and Melvin J. Simon (incorporated herein by reference to Exhibit 10.3 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
              10.4  Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by
                    reference to Exhibits 10.4 and 10.16 to Westell
                    Technologies, Inc.'s Registration Statement on Form S-1, as
                    amended, Registration No. 33-98024).
              10.5  Form of Registration Rights Agreement among the Company and
                    Robert C. Penny III and Melvin J. Simon, as trustees of the
                    Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
             *10.6  1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration
                    Statement on Form S-1, as amended, Registration No.
                    33-98024).
             *10.7  Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
              10.8  (Intentionally omitted).
              10.9  Lease Agreement dated July 15, 1986 between Kendall Point
                    Associates, Ltd. and Westell, Inc., as amended on August 26,
                    1991 (incorporated herein by reference to Exhibit 10.9 to
                    Westell Technologies, Inc.'s Registration Statement on Form
                    S-1, as amended, Registration No. 33-98024).
              10.10 Limited Liability Company Operating Agreement dated as of
                    September 23, 1995 by Westell, Inc. and Kingsland
                    Properties, Ltd. (incorporated herein by reference to
                    Exhibit 10.10 to Westell Technologies, Inc.'s Registration
                    Statement on Form S-1, as amended, Registration No.
                    33-98024).
              10.11 Lease dated September 25, 1995 between Westell-Meridian
                    LLC and Westell, Inc. (incorporated herein by reference to
                    Exhibit 10.11 to Westell Technologies, Inc.'s Registration
                    Statement on Form S-1, as amended, Registration No.
                    33-98024).
              10.12 Credit Agreement dated March 7, 1995 between the Company and Bank One Chicago, N.A. (incorporated herein by reference to Exhibit 10.12 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
             +10.13 Cooperation and Development Agreement between Westell,
                    Inc. and GlobeSpan Technologies Inc.
              10.14 Agreement dated September 13, 1988 between Richard
                    Riviere and Westell Technologies, Inc., as amended
                    (incorporated herein by reference to Exhibit 10.14 to
                    Westell Technologies, Inc.'s Registration Statement on Form
                    S-1, as amended, Registration No. 33-98024).
              10.15 (Intentionally omitted).
              10.16 Credit Agreement dated April 30, 1996 between the Company and Bank One Chicago, N.A.  (incorporated herein by
                    reference to the exhibit of equivalent number to the
                    Company's Registration Statement on Form S-1, as amended,
                    Registration No. 333-4973).
              10.17 Lease for Three National Plaza at Woodfield dated
                    December 24, 1991 by and between the First National Bank of
                    Boston, as Trustee pursuant to that certain Pooling and
                    Security Agreement dated April 1, 1988, and Conference Plus,
                    Inc., as amended and modified. (incorporated herein by
                    reference to the exhibit of equal number to the Company's
                    form 10-K for fiscal year ended March 21, 1996).
              10.18 Lease dated December 10, 1993 between LaSalle National
                    Trust, N.A., as Trustee under Trust Agreement dated August
                    1, 1979, known as Trust No. 101293, and Westell
                    Incorporated, as amended and modified. (incorporated herein by reference to the exhibit of equal number to the Company's form 10-K for fiscal year ended March 21, 1996).
              21.1  Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to Westell Technologies, Inc.'s
                    Registration Statement on Form S-1, as amended, Registration
                    No. 33-98024).
              23.1  Consent of Arthur Andersen LLP.
              27    Financial Data Schedule.


+ Confidential treatment granted requested for certain portions of this document. Certain portions of this document are being filed separately with the Securities and Exchange Commission.
*    Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended
      March 31, 1998. Subsequent to year end, on April 8, 1998, a Form 8-K was filed which included a press release announcing the retirement of Gary F. Seamans - CEO dated April 2, 1998.

  (c) Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

  (d) Financial Statement Schedules

      The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 1998.

                                        WESTELL TECHNOLOGIES, INC.

                                        By   /s/ ROBERT H. GAYNOR
                                             Robert H. Gaynor,
                                        Chairman of the Board of Directors,
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                     Title                      Date

/s/ ROBERT H. GAYNOR     Chairman of the Board of Directors       June 29, 1998
  Robert H. Gaynor       and Chief Executive Officer

 /s/ MELVIN J. SIMON     Assistant Secretary and Treasurer and    June 29, 1998
   Melvin J. Simon       Director

/s/ STEPHEN J. HAWRYSZ   Chief Financial Officer, Vice President,  June 29, 1998
 Stephen J. Hawrysz      Secretary and Treasurer (Principal
                         Financial Officer and Principal Accounting
                         Officer)

/s/ STEFAN D. ABRAMS     Director                                  June 29, 1998
  Stefan D. Abrams

/s/ MICHAEL A. BRUNNER   Director                                  June 29, 1998
 Michael A. Brunner

  /s/ PAUL A. DWYER      Director                                  June 29, 1998
    Paul A. Dwyer

/s/ JOHN W. SEAZHOLTZ    Director                                  June 29, 1998
  John W. Seazholtz

 /s/ ORMAND J. WADE      Director                                  June 29, 1998
   Ormand J. Wade

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND SUPPLEMENTARY DATA


Item                                                         Page

Consolidated Financial Statements:

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . 47
Consolidated Balance Sheets -- March 31, 1997 and 1998  . . . . . . . . . . . 48
Consolidated Statements of Operations for the years ended March 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50
Consolidated Statements of Stockholders' Equity for the years ended  March 31,
     1996, 1997 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . 51
Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . 53


Financial Statement Schedules:

Report of Independent Public Accountant . . . . . . . . . . . . . . . . . . . 67
Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . 68

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.





                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
May 14, 1998

           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                                                    ASSETS


                                                                                               March 31,
                                                                                          1997         1998
                                                                                            (in thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $28,437     $43,515
  Short term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,850         684
  Accounts receivable (net of allowance of $521,000 and $730,000 respectively)  . .       12,119      12,399
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,416       9,428
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . .        1,177         100
  Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          320         110
  Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,410       2,498
  Land and building construction held for sale  . . . . . . . . . . . . . . . . . .       16,203      -

           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       81,932      68,734

Property and equipment:
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,703      11,631
  Office, computer and research equipment . . . . . . . . . . . . . . . . . . . . .       17,951      21,097
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,277       1,576
                                                                                          29,931      34,304

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .       15,293      20,816

    Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .       14,638      13,488

Deferred income tax asset and other assets  . . . . . . . . . . . . . . . . . . . .       11,479      16,183

           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 108,049   $  98,405




The accompanying notes are an integral part of these Consolidated Balance
Sheets.


                          WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              March 31,
                                                                                          1997         1998
                                                                                            (in thousands)
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,111     $ 7,472
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,049        6,296
  Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,133        5,664
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       2,121        1,407
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          413         414

           Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .      16,827       21,253

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,366        3,013

Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         668          998
Commitments and contingencies

Stockholders' equity:
Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .         150          154
  Authorized -- 43,500,000 shares
  Issued and outstanding -- 14,984,811 at March 31, 1997 and 15,371,900 at March 31,
    1998
Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . . . . . . . . . .         213          210
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 21,335,913 at March 31, 1997 and 21,030,857 at March 31,
    1998
Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      96,285       97,254
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . .       (167)        (213)
Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,293)     (24,264)

      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .      86,188       73,141

           Total liabilities and stockholders' equity . . . . . . . . . . . . . . .  $  108,049     $ 98,405


The accompanying notes are an integral part of these Consolidated Balance
Sheets.


           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 Fiscal Year Ended March 31,
                                                                                1996      1997        1998
                                                                                     (in thousands,
                                                                                   except per share data)

Equipment revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $75,519   $69,066     $72,206
Service revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,717    10,319      14,145
   Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      83,236    79,385      86,351

Cost of equipment sales . . . . . . . . . . . . . . . . . . . . . . . . .      46,162    51,543      51,743
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,617     6,289       7,116
   Total cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      50,779    57,832      58,859

    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,457    21,553      27,492
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .      13,744    16,214      19,296
  Research and development  . . . . . . . . . . . . . . . . . . . . . . .      12,603    21,994      26,558
  General and administrative  . . . . . . . . . . . . . . . . . . . . . .       8,364     9,757      13,151
  Restructuring charge  . . . . . . . . . . . . . . . . . . . . . . . . .       --         --         1,383

     Total operating expenses . . . . . . . . . . . . . . . . . . . . . .      34,711    47,965       60,388

Operating loss from continuing operations . . . . . . . . . . . . . . . .      (2,254) (26,412)     (32,896)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . . . .       (226)     2,221      14,290
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         859       330         502

Loss from continuing operations before income taxes . . . . . . . . . . .      (3,339) (24,521)     (19,108)
Benefit for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .      (1,886)  (9,820)     (5,137)

Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .      (1,453) (14,701)     (13,971)
Loss from discontinued operations (net of tax benefits of
  $394,000, $ 3,000 and $ 0, respectively)  . . . . . . . . . . . . . . .        (622)      (5)       -
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(2,075)$(14,706)    $(13,971)

Loss per share:
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .     $ (0.05) $ (0.41)     $ (0.38)
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .       (0.02)   (0.00)      (0.00)

Net loss per basic and diluted common share . . . . . . . . . . . . . . .     $ (0.07) $ (0.41)     $ (0.38)

Average number of basic and diluted common shares outstanding   . . . . .      30,846    35,940       36,348


The accompanying notes are an integral part of these Consolidated Financial
Statements.


           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Common Stock
                                  Shares Issued
                                      and                            Additional Cumulative  Retained     Total
                                   Outstanding          Par Value      Paid-in  Translation Earnings Stockholders'
                                Class A  Class B    Class A  Class B   Capital  Adjustment (Deficit)   Equity
                                                     (in thousands)

Balance, March 31, 1995 . . .   28,928       --        289       --        781     --      6,488       7,558
  Net loss  . . . . . . . . .       --       --         --       --         --     --     (2,075)     (2,075)
  Stock awards  . . . . . . .       --       --         --       --         68     --         --          68
  Translation adjustment  . .       --       --         --       --         --    (59)        --         (59)
  Class B Stock Converted to
     Class A Stock  . . . . .       52      (52)         1       (1)        --     --         --          --
  Issuance of Class A Common
     Stock  . . . . . . . . .    5,683       --         57       --     33,203     --         --      33,260
  Shares granted under Stock
     Incentive Plan . . . . .       25       --         --       --        164     --         --         164
  Shares sold under Employee
     Stock Purchase Plan  . .        4       --         --       --         69     --         --          69
  Recapitalization  . . . . .  (21,890)   21,890       (219)    219         --     --         --          --

Balance, March 31, 1996 . . .   12,802    21,838        128     218     34,285    (59)     4,413      38,985
  Net loss  . . . . . . . . .       --       --         --       --         --     --    (14,706)    (14,706)
  Stock awards  . . . . . . .       --       --         --       --         68     --         --          68
  Translation adjustment  . .       --       --         --       --         --   (108)        --        (108)
  Class B Stock Converted to
     Class A Stock  . . . . .      502     (502)         5       (5)        --     --         --          --
  Issuance of Class A Common
     Stock  . . . . . . . . .    1,665       --         17       --     61,586     --         --      61,603
  Shares granted under Stock
     Incentive Plan . . . . .        1       --         --       --         30     --         --          30
  Shares sold under Employee
     Stock Purchase Plan  . .       14       --         --       --        316     --         --         316

Balance, March 31, 1997 . . .   14,985    21,336 $      150  $   213   $ 96,285 $(167)  $(10,293)  $  86,188
  Net loss  . . . . . . . . .       --       --         --       --         --     --    (13,971)    (13,971)
  Stock awards  . . . . . . .       --       --         --       --         48     --         --          48
  Translation adjustment  . .       --       --         --       --         --    (46)        --         (46)
  Class B Stock Converted to
     Class A Stock  . . . . .      305     (305)         3       (3)        --     --         --          --
  Options Exercised . . . . .       63       --          1       --        649     --         --         650
  Shares granted under Stock
     Incentive Plan . . . . .        2       --         --       --         25     --         --          25
  Shares sold under Employee
     Stock Purchase Plan  . .       17       --         --       --        247     --         --         247

Balance, March 31, 1998 . . .   15,372    21,031 $      154  $   210  $ 97,254  $(213) $ (24,264)   $ 73,141


The accompanying notes are an integral part of these Consolidated Financial
Statements.


           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Fiscal Year Ended March 31,
                                                                                1996      1997        1998
                                                                                     (in thousands)
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(2,075)$(14,706)    $(13,971)
  Reconciliation of net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . .       4,286     6,175        6,953
       Stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . .         232        98           73
       Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,080)  (9,190)      (4,714)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable . . . . . . . . . . . . .        2,359  (2,404)        (324)
     Decrease in inventories  . . . . . . . . . . . . . . . . . . . . . .        3,509      177          980
     (Increase) decrease in prepaid expenses and other current assets . .       (136)     (463)        1,077
     (Increase) decrease in refundable income taxes . . . . . . . . . . .       (249)       124          210
     Increase (decrease) in accounts payable and accrued expenses . . . .       (667)     (513)        2,938
     Increase (decrease) in accrued compensation  . . . . . . . . . . . .        (92)       138        2,531
     Increase (decrease) in deferred revenues . . . . . . . . . . . . . .       1,377    (1,928)           1

          Net cash provided by (used in) operating activities . . . . . .       6,464   (22,492)      (4,246)

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . . . .      (4,529)  (5,716)      (5,802)
  (Increase) decrease in other assets . . . . . . . . . . . . . . . . . .           58        4         (78)
  (Increase) decrease in short term investments . . . . . . . . . . . . .      (3,187)  (7,663)       10,166
  (Purchase) sale of land and building held for sale  . . . . . . . . . .      (1,463) (14,741)       16,203

          Net cash (used in) provided by investing activities . . . . . .      (9,121) (28,116)       20,489

Cash flows from financing activities:
  Net repayment under revolving promissory notes  . . . . . . . . . . . .    (11,089)        --           --
  Repayment of long-term debt and leases payable  . . . . . . . . . . . .      (1,425)  (1,543)      (2,067)
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . .      33,329    61,919          896

          Net cash provided by (used in) financing activities . . . . . .      20,815    60,376      (1,171)

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .         (6)        67            6
          Net increase in cash and cash equivalents . . . . . . . . . . .       18,152    9,835       15,078
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         450    18,602       28,437

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .   $  18,602  $ 28,437     $ 43,515


The accompanying notes are an integral part of these Consolidated Financial
Statements.


           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business

     Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Westell International, Inc., a wholly owned subsidiary of the Company, and Westell Europe, Ltd., a wholly owned subsidiary of Westell International, Inc., market and distribute the Westell, Inc. product line in international markets. Conference Plus, Inc., an 88.2%-owned subsidiary, provides teleconferencing services, multipoint video conferencing, broadcast fax and multimedia teleconferencing services to various customers. Prior to its disposal during fiscal year 1997 (see note 9), KeyPrestige Information Network Systems, Inc., an 88%-owned subsidiary established in fiscal 1993 ("KPINS"), utilized electronic networks to process business transactions for various customers. During fiscal year 1997, the Company has a majority interest in Westell-Meridian LLC, established in fiscal 1996 for the purpose of developing a new corporate facility site that was sold and leased back during fiscal 1998(see
Note 5).

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

     Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                                              March 31,
                                                                                          1997         1998
                                                                                            (in thousands)
        Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 6,874      $ 6,237
        Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         467          582
        Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,223        5,819
        Reserve for excess and obsolete inventory . . . . . . . . . . . . . . . . .     (3,148)      (3,210)

                                                                                        $10,416       $9,428

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter.

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

     Supplemental Cash Flow Disclosures

     The following represents supplemental disclosures to the consolidated statements of cash flows:

                                                                                        March 31,
                                                                                1996      1997        1998
                                                                                     (in thousands)

        Schedule of noncash investing and financing
          activities:
          Property purchased under equipment notes  . . . . . . . . . . .       $1,581    $3,669       $  --
          Construction held for sale financed with
             construction loan  . . . . . . . . . . . . . . . . . . . . .        2,968        --          --
          Property purchased under capital leases . . . . . . . . . . . .          142        --          --
        Cash paid (received) for:
          Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,023       350         516
          Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          419       125        (633)


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

     Foreign Currency Translation

     The financial position and the results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustments account in stockholders' equity. Gains and losses attributable to intercompany foreign accounts anticipated by management to be settled in the foreseeable future have been included with foreign currency transaction gains or losses in other income.

     The Company recorded a transaction loss of $270,000, a gain of $8,000 and a gain of $13,000 in other income (expense) for fluctuations on foreign currency rates on accounts receivable in the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company also recorded a transaction gain of $284,000 for fiscal 1998 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

     Computation of Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31, 1996, 1997 and 1998, and therefore the net loss per basic and diluted earnings per share are the same.

     New Accounting Pronouncements:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting and display of comprehensive income and its components, in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all non-owner changes in equity. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 in fiscal year 1999. The adoption of SFAS No. 130 will require the display of comprehensive income and its components including net income and cumulative translation adjustment. Management does not anticipate the adoption of this statement to have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly held enterprises to report financial and other information about key revenue producing segments of the entity for which such information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about the revenues derived from the enterprise's products and services, about the countries in which the enterprise earns revenues and holds assets and about major customers. The Company has elected early adoption of SFAS No. 131 disclosure requirements under (see note 10).

NOTE 2. REVOLVING PROMISSORY NOTES:

     The Company has secured revolving promissory notes with a bank which enable the Company to borrow up to $15.0 million as of March 31, 1997 and 1998 and are due on demand. The notes bear interest at the bank's prime rate (8.5% at March 31, 1997 and 1998), and are secured by substantially all of the assets of the Company. At March 31, 1997 and 1998, the Company had no borrowings outstanding under the revolving notes. The Company also had an available equipment borrowing facility $10.0 million with the same bank as of March 31, 1997. Borrowings under this facility totaled $6.1 million and $4.2 million at March 31, 1997 and 1998, respectively, and are included as installment notes payable to a bank as described in Note 3.

     The equipment borrowing facility expired on December 15, 1997, and the revolving promissory note facility that was not being utilized at March 31, 1998, expires on May 15, 1998. The Company is in negotiations for replacing these facilities and believes it will obtain similar facilities on no less favorable terms. The previous facilities required the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company was in compliance with all such covenants prior to expiration. Any new facility will have similar covenants that the Company will need to maintain.

     Borrowings under the expired revolving promissory notes facility were limited to 80% of eligible accounts receivable and 40% of eligible inventory. Given these limitations, the Company had available borrowings of $12.0 million under the revolving promissory notes facility as of March 31, 1998

NOTE 3. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                              March 31,
                                                                                          1997         1998
                                                                                            (in thousands)

        Note payable to Kendall County, 5%, secured by substantially
          all assets of the Company, due through 1998 . . . . . . . . . . . . . . .       $   37      $   --
        Capitalized lease obligations secured by related equipment  . . . . . . . .          332         213
        Installment notes payable to a bank, interest at prime, secured by substantially
           all assets of the Company, due through April 2002  . . . . . . . . . . .        6,118       4,207
                                                                                           6,487       4,420

        Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,121)     (1,407)

                                                                                          $4,366      $3,013

         Future maturities of long-term debt at March 31, 1998 are as follows (in thousands):
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,407
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,136
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,001
        2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          876

                                                                                          $4,420

NOTE 4. INCOME TAXES:

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:

                                                                                Fiscal Year Ended March 31,
                                                                                1996      1997        1998
                                                                                     (in thousands)
        Federal:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (200)   $  (540)   $  (374)
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,793)    (8,012)    (4,098)

                                                                              (1,993)    (8,552)    (4,472)

        State:
          Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         (93)       (49)
          Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (287)    (1,178)      (616)

                                                                                (287)    (1,271)      (665)

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,280)   $(9,823)  $ (5,137)


     The Company utilizes the flow-through method to account for tax credits. In fiscal 1996, 1997 and 1998, the Company recognized approximately $790,000, $398,000 and $700,000, respectively, of tax credits.

     The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

                                                                                 Fiscal Year Ended March 31,
                                                                                  1996       1997       1998

        Statutory federal income tax rate . . . . . . . . . . . . . . .          (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment . . . . . . . . . . . . . . . . . . . .            1.9        1.0       1.6
        State income tax, net of federal tax effect . . . . . . . . . .           (4.9)      (4.9)     (4.9)
        Income tax credits recognized . . . . . . . . . . . . . . . . .          (18.2)      (1.6)     (3.7)
        Stock option benefit  . . . . . . . . . . . . . . . . . . . . .            --         --       (2.3)
        Valuation allowance . . . . . . . . . . . . . . . . . . . . . .            --         --       15.2
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.8       (0.5)      1.2

                                                                                 (52.4)%    (40.0)%   (26.9)%

     Components of the net deferred income tax asset are as follows:

                                                                                              March 31,
                                                                                          1997         1998
                                                                                            (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       $  202      $  283
          Alternative minimum tax credit  . . . . . . . . . . . . . . . . . . . . .          722         446
          Research and development credit carryforward  . . . . . . . . . . . . . .        2,335       3,062
          Compensation accruals . . . . . . . . . . . . . . . . . . . . . . . . . .          164         247
          Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,372       1,245
          Warranty reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          440         477
          Net operating loss carryforward . . . . . . . . . . . . . . . . . . . . .        8,947      15,565
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          322         148

                                                                                          14,504      21,473

           Valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . . .           --     (2,900)

             Net deferred income tax asset  . . . . . . . . . . . . . . . . . . . .      $14,504     $18,573


     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, and 1998 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was no longer sufficient to realize all of the deferred tax asset and as such the Company recorded a valuation allowance of $2.9 million. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

     The Company has approximately $3.5 million in income tax credit carryforwards and a tax benefit of $15.6 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.


NOTE 5. LEASE COMMITMENTS:
     In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a
16.4 acre site in Aurora, Illinois into a 185,000 square foot corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company has a majority equity ownership interest in the LLC. In December 1996, the Company began occupying the constructed facility owned by the LLC (the "Aurora facility"). During the construction period, the Company advanced the LLC the construction funding which as of March 31, 1997, was $14.4 million. In fiscal 1998 the LLC received proceeds of $16.2 million upon the sale of the Aurora facility at cost. The LLC repaid the Company the advanced construction funding during the second quarter of fiscal 1998 upon completing the sale of the Aurora facility to a third party. The Aurora facility was leased back in a related transaction with the same third party, whereby, the Company entered into a 20 year lease that runs through 2017.

     The Company also has lease commitments to lease other office facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities.


     Total minimum future rental payments at March 31, 1998 are as follows (in thousands):

        1999  . . . . . . . . . . . . . . . . . .  $2,350
        2000  . . . . . . . . . . . . . . . . . .   2,348
        2001  . . . . . . . . . . . . . . . . . .   2,110
        2002  . . . . . . . . . . . . . . . . . .   2,114
        2003  . . . . . . . . . . . . . . . . . .   2,080
        Thereafter  . . . . . . . . . . . . . . .  29,999

                                                  $41,001


NOTE 6. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

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


     Prior to the Company's initial public offering in November 1995, restricted common shares were granted to certain employees. The number of restricted shares vested at March 31, 1996, 1997 and 1998 for these stock awards was 1,481,614, 1,613,780 and 1,706,894 shares, respectively. The Company valued the stock awards based on independent appraisals done at the approximate date of the grants. Compensation expense of $68,000, $68,000 and $48,000 was recognized in fiscal 1996, 1997 and 1998, respectively, based on the fair market value of the shares granted.

     On May 8, 1996, the Board of Directors authorized a two-for-one stock split in the form of a dividend to be distributed on June 7, 1996, to stockholders of record on May 20, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the two-for-one stock split.

     On March 24, 1998 the Company filed a 14(c) information statement to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock authorized for issuance from 43,500,000 to 65,500,000. In the same filing the Company amended the Westell Technologies, Inc. 1995 Stock Incentive Plan to increase the number of shares of Class A Common Stock available for grant thereunder by 5,000,000 shares of Class A Common Stock. This was adopted through a consent of the majority shareholder on April 20, 1998.

Stock Restriction Agreements:

     The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,749,587 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

NOTE 7. EMPLOYEE BENEFIT PLANS:

     401(k) Benefit Plan:

     The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $229,000, $190,000 and $208,000 for fiscal 1996, 1997 and 1998, respectively.

     Employee Stock Purchase Plan:

     In October 1995, the Company adopted a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 1996, 1997 and 1998 there were 213,532, 199,060 and 182,068 shares, respectively, available for future issuance.

     Employee Stock Incentive Plan:

     In October 1995, the Company adopted a stock incentive plan that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, and non-employee directors of the Company. Under the stock incentive plan 2,688,050 shares were authorized and there were no shares available for future issuance at March 31, 1998. This condition was cured through an amendment by summary consent on April 20, 1998. The Company issued 24,624, 1,270 and 1,561 shares for stock awards under this plan in fiscal 1996, 1997 and 1998, respectively. Compensation expense of $164,000, $30,000, and $25,000 was recognized in fiscal 1996, 1997 and 1998, respectively, for the stock awards granted. In addition, the Company granted additional compensation to reimburse employees for the related income taxes on stock awards granted during fiscal 1996 in the amount of $73,000.

     The stock option activity under the Company's Stock Incentive Plan are as follows:

                                                                         Year ended March 31,
                                                                  1997                            1998

                                                                     Weighted                          Weighted
                                                                      Average                          Average
                                                     Outstanding     Exercise           Outstanding    Exercise
                                                       Options        Price              Options        Price

     Outstanding at beginning of year                     89,900         $6.50         1,107,650         9.45

        . . . . . . . . . . . .   Granted              2,104,250         16.98         2,079,450        14.55
        . . . . . . . . . . . .   Exercised               --               --            (63,480)       10.25
        . . . . . . . . . . . .   Expired                 --               --                 --           --
        . . . . . . . . . . . .   Canceled            (1,086,500)         22.08         (458,200)       12.29
        . . . . . . . . . . . .
Outstanding at end of year  . .                        1,107,650           9.45        2,665,420        12.92


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

     The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $(2,090,000), $(16,963,000) and $(17,742,000) and
$(0.07), $(0.47) and $(0.49) for 1996, 1997 and 1998, respectively.


The following table summarizes information about all stock options outstanding as of March 31, 1998:

                                       Options Outstanding                     Options Exercisable

     Range of            Number                             Weighted-           Number           Weighted
     Exercise        Outstanding at       Remaining          Average        Exercisable at        Average
      Prices            3/31/98              Life        Exercise Price        3/31/98        Exercise Price

  $6.50 - $9.69          853,520             8.31 yrs           $ 9.35           192,691           $ 8.88
   10.19 - 15.69       1,476,350             9.46 yrs            13.77            23,801            14.25
   16.00 - 26.63         335,550             9.52 yrs            18.26             2,500            16.00

   $6.50 - 26.63       2,665,420             9.10 yrs          $ 12.92           218,992           $ 9.55



     The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. A majority of the options granted to employees in 1997 and 1998 vest ratably over five years. Certain options vest upon the earlier of the achievement of individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 1996, 1997 and 1998 were $4.33, $8.44 and $9.7, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

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

NOTE 9. DISCONTINUED OPERATIONS:

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

                                                                                      Fiscal      For the 4 month
                                                                                       Year        Period Ended
                                                                                       1996        July 31, 1996
        Loss from operations of KPINS for the year ended March 31, 1996 and the 4 month period ended July 31, 1996 (net of tax benefits of
           $65,000 and $3,000 respectively) . . . . . . . . . . . . . . . . .        $102,000           $5,000

        Estimated loss of disposal of KPINS (net of tax benefits of $329,000)         520,000           -

        Loss from discontinued operations . . . . . . . . . . . . . . . . . .        $622,000           $5,000


     On July 31, 1996, the Company sold the net assets of this subsidiary to an executive officer of KPINS in exchange for a $1,000,000 note receivable. Due to the discontinued nature of this operation, the assets of the Company were fully reserved for at March 31, 1996. The note receivable related to the sale will be realized as payment is received since repayment is contingent on future revenues of KPINS. During fiscal 1997 and 1998, in accordance with the agreement, the Company received approximately $116,000 and $195,000, respectively, on the note receivable. This amount is included in Other income (expense) in the accompanying Statements of Operations for the years ended March 31, 1997 and 1998.

     Summarized financial information of KPINS is as follows:

                                                                                                  For the 4 month
                                                                           Fiscal Year Ended       Period Ended
                                                                             March 31, 1996        July 31, 1996
                                                                                         (in thousands)

        Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,263                   $7
        Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          731                  860
        Net property, plant and equipment . . . . . . . . . . . . . . . . .          301                  223
        Total liabilities, excluding intercompany payables  . . . . . . . .          366                  306


NOTE 10. SEGMENT AND RELATED INFORMATION:

     Operating Segments:

     Westell's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

        1) A telecommunications equipment manufacturer of local loop access products, and

        2) A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

     Performance of these segments are evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

                                           Telecom              Telecom
                                          Equipment            Services                Total
1996
Revenues  . . . . . . . . . . . . . .       $75,519              $ 7,717             $ 83,236
Operating income (loss) . . . . . . .       (2,694)                  440               (2,254)
Depreciation and amortization . . . .         3,536                  750                4,286
Total assets  . . . . . . . . . . . .        60,175                4,273               64,448

1997
   Revenues . . . . . . . . . . . . .        69,066               10,319               79,385
   Operating income (loss)  . . . . .      (28,269)                1,857             (26,412)
   Depreciation and amortization  . .         5,056                1,119                6,175
   Total assets . . . . . . . . . . .       102,348                5,701               108,049

1998
   Revenues . . . . . . . . . . . . .        72,206               14,145               86,351
   Operating income (loss)  . . . . .      (36,522)                3,626             (32,896)
   Depreciation and amortization  . .         5,641                1,312                6,953
   Total assets . . . . . . . . . . .        90,509                7,896               98,405


     Enterprise-wide Information:

     The Company's revenues are primarily generated in the United States. More than 75% of all revenues were generated in the United States for each period presented.

     Significant Customers and Concentration of Credit:

     The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers that exceed 10% of total revenue are as follows:

                                                                                 Fiscal Year Ended March 31,
                                                                                  1996       1997       1998
        Customer A  . . . . . . . . . . . . . . . . . . . . . . . . . .           12.0%      18.3%     17.7%
        Customer B  . . . . . . . . . . . . . . . . . . . . . . . . . .           10.4       11.1       9.0
        Customer C (International)  . . . . . . . . . . . . . . . . . .           11.1         .8        .1


     Major telephone companies comprise a significant portion of the Company's trade receivables. Two customers represented 22.9% of the trade receivables balance at March 31, 1997 and one customer represented 15.2% of the trade receivables balance at March 31, 1998.

     Geographic Information

     The Company's financial information by geographic area was as follows for the years ended March 31:

                                                                            Domestic  International  Total
                                                                                     (in thousands)
1996
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 63,445     $ 19,791    $83,236
        Operating income (loss) from continuing operations  . . . . . .      (6,191)       3,937     (2,254)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . .      57,623        6,825      64,448

1997
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 75,032     $  4,353    $79,385
        Operating loss from continuing operations . . . . . . . . . . .     (15,606)    (10,806)    (26,412)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . .     103,008        5,041    108,049

1998
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 77,802     $  8,549    $86,351
        Operating loss from continuing operations . . . . . . . . . . .     (23,568)     (9,328)    (32,896)
        Identifiable assets . . . . . . . . . . . . . . . . . . . . . .      95,849        2,556     98,405


International identifiable assets are related to Westell Europe, LTD operations, located in the United Kingdom.

NOTE 11. RESTRUCTURING CHARGE:

     The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997. This charge included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 1998, the Company has paid $957,000 of these restructuring costs.

NOTE 12. OTHER INCOME, NET:

     In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the effect of this one time benefit, Other income, net would have been $2.3 million for fiscal year ended March 31, 1998. Excluding the one time item, Other income, net for the years ended March 31, 1996, 1997 and 1998 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Board of Directors and Stockholders of Westell Technologies, Inc.

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Westell Technologies, Inc. and its Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 14, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, included herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
May 14, 1998

           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  ACCOUNTS RECEIVABLE ALLOWANCES
                          (IN THOUSANDS)

                                                                                1996      1997        1998

Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . .         $364      $462        $521
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .          274       305         371
Provision for discounts, allowances and rebates . . . . . . . . . . . . .           --        --          --
Write-offs of doubtful accounts, net of recoveries  . . . . . . . . . . .        (176)     (246)       (162)
Discounts, allowances and rebates taken . . . . . . . . . . . . . . . . .           --        --          --

Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . .         $462      $521        $730
