Form 10-Q
period 1998-06-30
WESTELL TECHNOLOGIES INC
filed 1998-08-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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


Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No          .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.01 Par Value   15,760,744 shares at July 31, 1998
Class B Common Stock, $0.01 Par Value   20,661,357 shares at July 31, 1998


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                                3
          - As of March 31, 1998 and June 30, 1998 (unaudited)

          Condensed Consolidated Statements of Operations (unaudited)          4
          - Three months ended June 30, 1997 and 1998

          Condensed Consolidated Statements of Cash Flows (unaudited)          5
          - Three months ended June 30, 1997 and 1998

          Notes to the Condensed Consolidated Financial Statements (unaudited) 6

     Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8


PART II  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                 12

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, which are not historical facts (including, without limitation, statements about future ADSL pricing, our confidence and strategies and our expectations about new and existing products, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL systems) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 under the section "Risk Ractors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                               March 31,           June 30,
                                                                                1998                1998
                                                                                               (unaudited)
                                                                                    (in thousands)
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $ 43,515            $ 31,353
   Short term investments  . . . . . . . . . . . . . . . . . . . . .             684                 895
   Accounts receivable (net of allowance of $730,000 and $764,000,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . . .          12,399              13,496
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,428               9,516
   Prepaid expenses and other current assets . . . . . . . . . . . .             100                  96
   Refundable income taxes . . . . . . . . . . . . . . . . . . . . .             110                  80
   Deferred income tax asset . . . . . . . . . . . . . . . . . . . .           2,498               2,316
       Total current assets  . . . . . . . . . . . . . . . . . . . .          68,734              57,752
 Property and equipment:
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . .          11,631              13,061
   Office, computer and research equipment . . . . . . . . . . . . .          21,097              22,010
   Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .           1,576               1,921
                                                                              34,304              36,992
   Less accumulated depreciation and amortization  . . . . . . . . .          20,816              22,302
    Property and equipment, net  . . . . . . . . . . . . . . . . . .          13,488              14,690
 Deferred income tax asset and other assets  . . . . . . . . . . . .          16,183              16,371
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       $  88,813           $  98,405

                            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          $ 7,472             $ 7,886
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            6,296               5,580
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . .            5,664               3,270
  Current portion of long-term debt  . . . . . . . . . . . . . . . .            1,407               1,407
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .              414                 413
    Total current liabilities  . . . . . . . . . . . . . . . . . . .           21,253              18,556

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,013               2,473
 Other long-term liabilities . . . . . . . . . . . . . . . . . . . .              998               1,046
 Commitments and contingencies
 Stockholders' equity:
 Class A common stock, par $0.01 . . . . . . . . . . . . . . . . . .              154                 157
   Authorized - 43,500,000 shares
   Issued and outstanding - 15,371,900 shares at March 31, 1998 and
   15,715,744 shares at June 30, 1998
 Class B common stock, par $0.01 . . . . . . . . . . . . . . . . . .              210                 207
   Authorized - 25,000,000 shares
   Issued and outstanding - 21,030,857 shares at March 31, 1998 and

   20,706,357 shares at June 30, 1998
 Preferred stock, par $0.01  . . . . . . . . . . . . . . . . . . . .               -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           97,254              97,426
 Cumulative translation adjustment . . . . . . . . . . . . . . . . .            (213)               (156)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .         (24,264)            (30,896)
       Total stockholders' equity  . . . . . . . . . . . . . . . . .           73,141              66,738
         Total liabilities and stockholders' equity  . . . . . . . .        $  98,405           $  88,813

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                                   June 30,
                                                       1997                  1998


                                                                  (unaudited)
                                          (in thousands, except per share data)


 Equipment revenue . . . . . . . . . . . . .         $ 16,336              $ 18,386
 Service revenue . . . . . . . . . . . . . .            3,001                 4,627
   Total revenues  . . . . . . . . . . . . .           19,337                23,013

 Cost of equipment sales . . . . . . . . . .           11,367                13,608
 Cost of services  . . . . . . . . . . . . .            1,558                 2,491
   Cost of goods sold  . . . . . . . . . . .           12,925                16,099

    Gross margin . . . . . . . . . . . . . .            6,412                 6,914
 Operating expenses:
   Sales and marketing . . . . . . . . . . .            5,419                 4,768
   Research and development  . . . . . . . .            6,087                 6,132
   General and administrative  . . . . . . .            2,947                 2,991

     Total operating expenses  . . . . . . .           14,453                13,891
   Operating loss  . . . . . . . . . . . . .            (8,041)               (6,977)

 Other income, net . . . . . . . . . . . . .              494                   435
 Interest expense  . . . . . . . . . . . . .               63                    89
 Loss before tax benefit . . . . . . . . . .            (7,610)               (6,631)
 Benefit for income taxes  . . . . . . . . .            (3,090)                   -
 Net loss  . . . . . . . . . . . . . . . . .           $(4,520)              $(6,631)


 Net loss per basic and diluted common share           $ (0.12)              $ (0.18)
   Average number of basic and diluted
    common shares outstanding  . . . . . . .           36,321                36,412




   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                               1997                  1998

                                                                                      (unaudited)
                                                                                     (in thousands)

 Cash flows from operating activities:
 Net loss                                                                  $(4,520)              $(6,631)
 Reconciliation of net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                              1,797                 1,756
   Stock awards                                                                  12                   -
   Deferred taxes                                                           (3,090)                   -
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                 1,999               (1,055)
   Decrease (increase)in inventory                                              809                  (70)
   Decrease in prepaid expenses and deposits                                    621                     4
   Decrease in refundable income taxes                                          -                      30
   (Decrease) in accounts payable and accrued expenses                      (1,412)                 (254)
   (Decrease) in accrued compensation                                       (1,009)               (2,394)
   (Decrease) in deferred revenues                                              -                    (1)
     Net cash used in operating activities . . . . . . . . . . .
                                                                            (4,793)               (8,615)

 Cash flows from investing activities:
   Purchases of property and equipment                                      (1,354)               (2,958)
   Decrease in other assets                                                    -                      (7)
   Decrease (increase) in short term investments . . . . . . . .              3,016                 (211)
   Land and building construction held for resale                                 6                   -
     Net cash provided by (used in) investing activities                      1,668               (3,176)

 Cash flows from financing activities:
   Net borrowing under revolving promissory notes                               550                   -
   Repayment of long-term debt and leases payable                             (502)                 (540)
   Cash distributed to Meridian LLC partner                                   (500)                   -
   Proceeds from the issuance of common stock                                    80                   172
     Net cash used in financing activities                                     (372)                 (368)

 Effect of exchange rate changes on cash                                         13                   (3)
     Net decrease in cash                                                    (3,484)              (12,162)
  Cash and cash equivalents, beginning of period                             28,437                43,515
  Cash and cash equivalents, end of period                                  $24,953               $31,353




   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 1998, and for all periods presented. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

NOTE 2. COMPUTAION OF NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended June 30, 1997, and 1998, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. INTERIM SEGMENT INFORMATION:

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

     Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three month periods ended June 30, 1997 and 1998, are as follows:

                                           Telecom              Telecom
                                          Equipment            Services                Total
Three months ended June 30, 1997
Revenues  . . . . . . . . . . . . . .       $16,336              $ 3,001             $ 19,337
Operating income (loss) . . . . . . .       (8,760)                  719               (8,041)
Depreciation and amortization . . . .         1,444                  353                1,797
Total assets  . . . . . . . . . . . .        94,938                5,723               100,661

Three months ended June 30, 1998
   Revenues . . . . . . . . . . . . .        18,386                4,627               23,013
   Operating income (loss)  . . . . .       (7,999)                1,021               (6,977)
   Depreciation and amortization  . .         1,301                  455                1,756
   Total assets . . . . . . . . . . .        78,789               10,024               88,813

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. EVENT SUBSEQUENT TO JUNE 30, 1998:

     Commitments and Contingencies

     Subsequent to the quarter ended June 30, 1998, the Company received an ADSL order from an international customer priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $750,000 in the quarter ended September 1998 relating to this order. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company's telecommunications equipment revenues can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging, video conferencing and telecommuting, while simultaneously carrying traditional telephone services (ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services. Westell's net revenues increased 19.0% in the three months ended June 30, 1998 when compared to the same period last year. The equipment revenue increase was primarily a result of increased DSL and DS1 unit shipments, offset in part by lower DSL and DS1 average unit selling prices. The increase in equipment revenue was partially offset by an anticipated decrease in DS0 sales as network providers continue to transition to higher speed digital based products. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue. The increase in service revenue was a result of increased teleconference call minutes.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 1999 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. The market for DSL products continues to be increasingly competitive. This has caused the Company to offer its ADSL products at prices below current production costs (i.e., forward pricing of DSL products). For instance, subsequent to June 30, 1998, the Company received an ADSL order from an international customer priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $750,000 in the quarter ended September 1998. Management believes that manufacturing costs will decrease when
(i) more cost effective chipsets are available, (ii) product design efficiencies are obtained , and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on ADSL product sales prior to achieving cost effective chipsets, product design efficiencies and economies related to volume production that could have an adverse effect on the Company's business and results of operations.

     In the current fiscal year, the majority of the DSL revenue has been generated by shipments of ADSL systems used in trials for data applications (i.e., Internet access and work at home) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, pricing pressures, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.


RESULTS OF OPERATIONS - Period ended June 30, 1998 compared to period ended June 30, 1997

Revenues. The Company's revenues increased 19.0% from $19.3 million in the three months ended June 30, 1997 to $23.0 million in the three months ended June 30, 1998. This revenue increase was primarily due to increased DSL revenue of $1.9 million, increased DS1 revenue of $371,000 and increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $1.6 million when compared with the same period of the prior year. The increased DSL revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting from product integration efforts and aggressively marketing ADSL systems to maintain market share. Increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. Increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. These increases were partially offset by a $358,000 decrease in DS0 revenue in the three months ended June 30, 1998 when compared with the same period of the prior year. The decrease in DS0 revenue was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix and continued competitive pricing pressures.

Gross Margin. Gross margin as a percentage of revenue decreased from 33.2% in the three months ended June 30, 1997 to 30.0% in the three months ended June 30, 1998. This decrease in gross profit margin was primarily due to continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive pricing of the DSL trial systems to capture and stimulate early market activity prior to volume orders and further product cost integration. The gross margin decreases were offset in part by the margins on increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary.

Sales and Marketing. Sales and marketing expenses decreased 12.0%, from $5.4 million in the three months ended June 30, 1997 to $4.8 million in the three months ended June 30, 1998. Sales and marketing expenses decreased as a percentage of revenues from 28.0% in the three months ended June 30, 1997 to 20.7% in the three months ended June 30, 1998. This decrease in sales and marketing expenses during was primarily due to cost reductions resulting from management's initiatives undertaken late last fiscal year to streamline DSL sales and marketing. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally.

Research and Development. Research and development expenses increased 0.7%, or $44,000, to $6.1 million in the three months ended June 30, 1998. Research and development expenses decreased as a percentage of revenues from 31.5% in the three months ended June 30, 1997 to 26.6% in the three months ended June 30, 1998. Research and development expenses are relatively flat from the same quarter last year as a result of the Company focusing it's development spending on key customer and product developments such as the Access Multiplexer, RADSL and ADSL functionality for the DSC Lite-Span and the Lucent SLC-5 and SLC-2000 Digital Loop Carrier systems. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 1.5%, from $2.9 million in the three months ended June 30, 1997 to $3.0 million in the three months ended June 30, 1998. General and administrative expenses decreased as a percentage of revenues from 15.2% in the three months ended June 30, 1997 to 13.0% in the three months ended June 30, 1998. The general and administrative expenses were relatively unchanged from the same quarter last year as a result of management's initiatives and restructuring that took place in the March 1998 quarter to streamline administrative functions both domestically and internationally.

Other income, net. Other income, net decreased from $494,000 in the three months ended June 30, 1997 to $435,000 in the three months ended June 30, 1998. The income for the period was due to interest income earned on temporary cash investments made as a result of investing available funds.

Interest expense. Interest expense increased from $63,000 in the three months ended June 30, 1997 to $89,000 in the three months ended June 30, 1998. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes and equipment borrowings.

Benefit for income taxes. Benefit for income taxes decreased from $3.1 million in the three months ended June 30, 1997 to $0 for the three months ended June 30, 1998. As in the fourth quarter of fiscal 1997, the Company provided a valuation reserve for the entire benefit generated during the current quarter of $2.7 million since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

In June 1996, the Company completed a secondary public offering of Class A Common Stock which generated $61.6 million in funds. As of June 30, 1998, the Company had $32.2 million in cash and short term investments which is being invested in short term investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $8.6 million in the three months ended June 30, 1998, which resulted primarily from a loss from continuing operations before income taxes of $4.9 million (net of depreciation), increases in accounts receivable and inventory and decreases in accounts payable, accrued expenses and accrued compensation.

Capital expenditures for the three month period ended June 30, 1998 were $3.0 million, all of which was funded by available cash. The Company expects to spend approximately $3.5 million for the remainder of fiscal year 1999 related to capital equipment expenditures.

At June 30, 1998, the Company's principle sources of liquidity were $32.2 million of cash and short term investments. The Company is finalizing a commitment for obtaining a secured revolving promissory note and equipment facilities that replace those that expired on May 15, 1998 and December 15, 1997, respectively. These credit facilities would increase the Company's sources of liquidity by up to $20 million based upon receivables, inventory and equipment levels. The Company anticipates that these facilities will be in place by the end of August 1998. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

     The Company has approximately $3.6 million in income tax credit carryforwards and a tax benefit of $18.2 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, and 1998 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy was no longer sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $5.6 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.


YEAR 2000 COMPLIANCE ISSUE

     The Company has determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 Issue can be mitigated. However, if the upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has a full-time manager dedicated to addressing Year 2000 compliance for the Company. The Company plans to complete the Year 2000 project not later than June 30, 1999. The total Year 2000 project cost is estimated to be between $1 million and $1.5 million. Amounts incurred are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs prior to June 30, 1998 other than internal costs to evaluate the extent of Year 2000 compliance and to develop a remediation plan. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     The Company has undertaken a project to assess vendor year 2000 compliance and the affect this may have on the Company's operations. Due to commonality of component material, the Company believes it will have sufficient time to mitigate vendor risk identified in this process. There can be no assurance the Company will identify its customer and vendor year 2000 compliance or that the Company will be able to successfully remedy any problems that are discovered.


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


                          WESTELL TECHNOLOGIES, INC.
                            (Registrant)



DATE: August 14, 1998        By: ROBERT H. GAYNOR
                            ROBERT H. GAYNOR
                            Chairman of the Board of Directors
                            and Chief Executive Officer


                          By: STEPHEN J. HAWRYSZ
                            STEPHEN J. HAWRYSZ
                            Chief Financial Officer, Vice
                            President, Secretary and Treasurer