Form 10-Q
period 1998-09-30
WESTELL TECHNOLOGIES INC
filed 1998-11-16
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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


Class A Common Stock, $0.01 Par Value - 16,434,714 shares at October 31, 1998 Class B Common Stock, $0.01 Par Value - 19,996,857 shares at October 31, 1998




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                      Page No.

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets                           3
            - As of March 31, 1998 and September 30, 1998 (unaudited)

            Condensed Consolidated Statements of Operations (unaudited)     4
            - Three months ended September 30, 1997 and 199
            - Six months ended September 30, 1997 and 1998

            Condensed Consolidated Statements of Cash Flows (unaudited)     5
            - Six months ended September 30, 1997 and 1998

            Notes to the Condensed Consolidated Financial Statements
            (unaudited)                                                     6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8


PART II  OTHER INFORMATION

      Item 5. Other events                                                 13

      Item 6. Exhibits and Reports on Form 8-K                             13

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this form 10-Q, which are not historical facts (including, without limitation, statements about future ADSL pricing and sales volume levels, the decrease in ADSL manufacturing costs, the impact of year 2000 on the Company and its customers and vendors, our confidence and strategies and our expectations about new and existing products, technologies, opportunities, the emerging DSL market, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL systems) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, forward pricing of ADSL systems, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    March 31,     September 30,
                                                      1998          1998
                                                    ----------    ----------
                                                                  (unaudited)
                                                           (in thousands)
 Current assets:
   Cash and cash equivalents.....................    $ 43,515      $ 21,303
   Short term investments........................         684         4,050
   Accounts receivable (net of allowance of
   $730,000 and $786,000, respectively)..........      12,399        13,329
   Inventories...................................       9,428         8,427
   Prepaid expenses and other current assets.....         100           485
   Refundable income taxes.......................         110           101
   Deferred income tax asset.....................       2,498         1,900
                                                    ----------    ----------
       Total current assets......................      68,734        49,595
                                                    ----------    ----------
 Property and equipment:
   Machinery and equipment.......................      15,630        17,567
   Office, computer and research equipment.......      17,090        16,723
   Leasehold improvements........................       1,584         2,262
                                                    ----------    ----------
                                                       34,304        36,552
   Less accumulated depreciation and amortization      20,816        22,390
                                                    ----------    ---------
    Property and equipment, net..................      13,488        14,162
                                                    ----------    ----------
 Deferred income tax asset and other assets......      16,183        16,794
                                                    ---------     ----------
       Total assets..............................   $  98,405     $  80,551
                                                    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable..............................     $ 7,472       $ 8,196
   Accrued expenses..............................       6,296         6,566
   Accrued compensation..........................       5,664         4,432
   Current portion of long-term debt.............       1,407         1,407
   Deferred revenue..............................         414           413
                                                    ----------    ----------
    Total current liabilities....................      21,253        21,014
                                                    ----------    ----------
 Long-term debt..................................       3,013         2,177
                                                    ----------    ----------
 Other long-term liabilities.....................         998         1,083
                                                    ----------    ----------
 Commitments and contingencies Stockholders' equity:
 Class A common stock, par $0.01.................         154           163
   Authorized - 43,500,000 shares
   Issued and outstanding - 15,371,900 shares at
 March 31, 1998 and
   16,317,214 shares at September 30, 1998
 Class B common stock, par $0.01.................         210           201
   Authorized - 25,000,000 shares
   Issued and outstanding - 21,030,857 shares at
 March 31, 1998 and
   20,114,357 shares at September 30, 1998
 Preferred stock, par $0.01......................           -             -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital......................      97,254        97,468
 Cumulative translation adjustment...............       (213)         (418)
 Accumulated deficit.............................    (24,264)      (41,137)
                                                    ----------    ----------
       Total stockholders' equity................      73,141        56,277
                                                    ==========    ==========
         Total liabilities and stockholders'        $  98,405     $  80,551
 equity..........................................  ==========    ==========

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                    WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Three Months Ended     Six Months Ended
                                    September 30,          September 30,
                                  -------------------    ------------------
                                   1997       1998        1997      1998
                                  --------   --------    -------   --------
                                                (unaudited)
                                   (in thousands, except per share data)

Equipment sales.................  $18,439    $17,942    $34,774   $ 36,328
Services........................    3,251      4,718      6,253      9,345
                                  --------   --------    -------   --------
  Total revenues................   21,690     22,660     41,027     45,673

Cost of equipment sales.........   13,418     15,210     24,786     28,818
Cost of services................    1,436      2,852      2,994      5,343
                                  --------   --------    -------   --------
  Total cost of goods sold......   14,854     18,062     27,780     34,161
                                  --------   --------    -------   --------

   Gross margin.................    6,836      4,598     13,247     11,512
  Operating expenses:
  Sales and marketing...........    4,703      5,261     10,122     10,030
  Research and development......    6,680      6,578     12,766     12,708
  General and administrative....    3,099      3,282      6,046      6,273
                                  --------   --------    -------   --------
   Total operating expenses.....   14,482     15,121     28,934     29,011
                                  --------   --------    -------   --------
Operating loss from continuing
operations......................   (7,646)   (10,523)   (15,687)   (17,499)

Other income, net...............      362        348        855        783
Interest expense................       62         66        125        156
                                  --------   --------    -------   --------
Loss from continuing operations    (7,346)   (10,241)   (14,957)   (16,872)
before taxes....................
Benefit for income taxes........   (2,830)        --     (5,920)        --
                                  --------   --------    -------   --------
                                  ========   ========    =======   ========
Net loss........................  $(4,516)  $(10,241)   $(9,037)  $(16,872)
                                  ========   ========    =======   ========

Net loss per basic and diluted
common share....................  $ (0.12)   $ (0.28)   $  0.25)  $  (0.46)
                                  ========   ========    =======   ========
  Average number of basic and
  diluted                          36,337     36,422     36,329     36,417
  common shares outstanding.....
                                  ========   ========    =======   ========



    The accompanying notes are an integral part of these Condensed Consolidated
                                Financial Statements




                    WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                        September 30,
                                                 ----------------------------
                                                    1997            1998
                                                 ------------    ------------

                                                        (unaudited)
                                                       (in thousands)

Cash flows from operating activities:
Net loss......................................   $  (9,037)      $  (16,872)
Reconciliation of net income to net cash
provided by
  (used in) operating activities:
  Depreciation and amortization...............       3,477            3,670
  Stock awards................................          24             --
  Deferred taxes..............................      (5,920)             --
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable..         184           (1,082)
  Decrease in inventory.......................       2,738              936
  Increase in prepaid expenses and deposits...         (15)            (385)
  Decrease in refundable income taxes.........          -                 9
        Increase in accounts payable and accrued       787            1,079
  expenses....................................
  Increase (decrease) in accrued compensation.         295           (1,232)
  Decrease in deferred revenues...............          -                (1)
                                                 ------------    ------------
   Net cash used in operating activities......      (7,467)         (13,878)
                                                 ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment.........      (2,678)          (4,344)
  Increase in other assets....................         (24)             (13)
  Decrease (increase) in short term investments      5,445           (3,366)
  Land and building construction held for resale    16,203              -
                                                 ------------    ------------
        Net cash provided by (used in) investing    18,946           (7,723)
   activities.................................
                                                 ------------    ------------

Cash flows from financing activities:
  Net borrowing under revolving promissory notes       550              -
  Repayment of long-term debt and leases payable    (1,087)            (837)
  Cash distributed to Meridian LLC partner....        (500)               -
  Proceeds from the issuance of common stock..         430              215
                                                 ------------    ------------
   Net cash used in financing activities......        (607)            (622)
                                                 ------------    ------------

Effect of exchange rate changes on cash.......          (3)              11
   Net increase (decrease) in cash............      10,869          (22,212)
Cash and cash equivalents, beginning of period      28,436           43,515
                                                 ============    ============
Cash and cash equivalents, end of period......   $  39,305       $   21,303
                                                 ============    ============


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

      In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 1998, and for all periods presented. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended September 30, 1997, and 1998, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. COMMITMENTS AND CONTINGENCIES:

      During the quarter ended September 30, 1998, the Company received ADSL orders from customers priced below current production costs, which caused the Company to recognize a loss of $1.7 million for orders received. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production.




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

      Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 1997 and 1998, are as follows:

                                               Telecom        Telecom
                                               Equipment      Services   Total
                                               ---------      --------   -----
Three months ended September 30, 1997
    Revenues ...............................   $ 18,439    $  3,251    $ 21,690
    Operating income (loss) ................     (8,674)      1,028      (7,646)
    Depreciation and amortization ..........      1,438         242       1,680
    Total assets ...........................     93,069       6,656      99,725

Three months ended September 30, 1998
    Revenues ...............................   $ 17,942    $  4,718    $ 22,660
    Operating income (loss) ................    (11,177)        654     (10,523)
    Depreciation and amortization ..........      1,483         431       1,914
    Total assets ...........................     70,735       9,816      80,551

Six months ended September 30, 1997
    Revenues ...............................   $ 34,774    $  6,253    $ 41,027
    Operating income (loss) ................    (17,434)      1,747     (15,687)
    Depreciation and amortization ..........      2,892         585       3,477
    Total assets ...........................     93,069       6,656      99,725

Six months ended September 30, 1998
    Revenues ...............................     36,328       9,345      45,673
    Operating income (loss) ................    (19,174)      1,675     (17,499)
    Depreciation and amortization ..........      2,784         886       3,670
    Total assets ...........................     70,735       9,816      80,551




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW
      Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company's telecommunications equipment revenues can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging and video conferencing and telecommuting, while simultaneously carrying traditional telephone services,
(ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services. Westell's net revenues increased 4.5% and 11.3% in the three month and six month periods ended September 30, 1998, respectively, when compared to the same periods last year. The increased revenue was driven by higher service revenue as a result of increased teleconference call minutes. Equipment revenue increased for the six month period primarily as a result of increased DSL and DS1 unit shipments. For the three months ended September 30, 1998 equipment revenue decreased due to lower DSL shipments attributable to uneven demand for DSL products. Equipment revenue was also affected by an anticipated decrease in DS0 sales as network providers continue to transition to higher speed digital based products. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

      The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the remaining two fiscal 1999 quarters and losses may extend into fiscal 2000. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. The market for DSL products continues to be increasingly competitive causing the Company to offer its ADSL products at prices below current production costs (i.e., forward pricing of DSL products). For instance, in the September 1998 quarter, the Company received ADSL orders from customers priced below current production costs, which caused the Company to recognize a loss of $1.7 million. Management believes that manufacturing costs will decrease when (i) more cost effective chipsets are available, (ii) product design efficiencies are obtained , and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on ADSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production, which could have a material adverse effect on the Company's business and results of operations.

      In the current fiscal year, the majority of the DSL revenue has been generated by shipments of ADSL systems at varying levels for data applications (i.e., Internet access and work at home) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, pricing pressures, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended September 30, 1998 compared to periods ended September 30, 1997

Revenues. The Company's revenues increased 4.5% from $21.7 million in the three months ended September 30, 1997 to $22.7 million in the three months ended September 30, 1998. The revenue increase in the three month period was primarily due to increased DS1 revenue of $1.0 million and increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $1.5 million when compared with the same period of the prior year. The increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. Increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. These increases were partially offset by a $988,000 decrease in DSL revenue and a $705,000 decrease in DS0 revenue in the three months ended September 30, 1998 when compared with the same period of the prior year. The decrease in DSL revenue was due to lower unit shipments of ADSL products. The Company expects continued order variations to cause shipment levels to fluctuate from quarter to quarter. The decrease in DS0 revenue was due primarily to lower unit shipments as local service providers transition to digital based products for providing service.

The Company's revenues increased 11.3% from $41.0 million in the six months ended September 30, 1997 to $45.7 million in the six months ended September 30, 1998. The revenue increase in the six month period was primarily due to increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $3.1 million, increased DS1 revenue of $1.4 million and increased DSL revenue of $908,000 when compared with the same period last year. Increased teleconference service revenue reflects an increase in call minutes. Increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. The increased DSL revenue was due to overall unit volume. These increases were partially offset by a $1.1 million decrease in DS0 revenue in the six months ended September 30, 1998 when compared with the same period of last year.

Gross Margin. Gross margin as a percentage of revenue decreased from 31.5% in the three months ended September 30, 1997 to 20.3% in the three months ended September 30, 1998 and decreased from 32.3% in the six months ended September 30, 1997 to 25.2% in the six months ended September 30, 1998. The decrease in gross profit margin was primarily due to recording $1.7 million loss due to forward pricing on DSL orders received during the September 1998 quarter. To a lesser extent continued pricing pressures and product mix changes for the DS0 and DS1 products also attributed to the lower gross profit margin. During the quarter the Company's Conference Plus, Inc. subsidiary opened a second facility to handle increased call minutes and invested in additional infrastructure enhancements which also impacted gross margins.

Sales and Marketing. Sales and marketing expenses increased 11.9%, from $4.7 million in the three months ended September 30, 1997 to $5.3 million in the three months ended September 30, 1998 and decreased 1%, from $10.1 million in the six months ended September 30, 1997 to $10.0 million in the six months ended September 30, 1998. Sales and marketing expenses increased as a percentage of revenues from 21.7% in the three months ended September 30, 1997 to 23.2% in the three months ended September 30, 1998 and decreased as a percentage of revenue from 24.7% in the six month period ended September 30, 1997 to 22.0% in the six months ended September 30, 1998. The increase in sales and marketing expenses during the three month period was primarily due to increased costs related to DSL and Telco Access marketing program costs incurred during the quarter. The decrease in sales and marketing expenses for the six month period was primarily due to cost reductions resulting from management's initiatives undertaken late last fiscal year to streamline DSL sales and marketing efforts. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally.




RESULTS OF OPERATIONS - continued

Research and Development. Research and development expenses decreased 1.5%, or $103,000, to $6.6 million in the three months ended September 30, 1998 and decreased 0.5%, or $57,000, to $12.7 million in the six months ended September 30, 1998. Research and development expenses decreased as a percentage of revenues from 30.8% in the three months ended September 30, 1997 to 29.0% in the three months ended September 30, 1998 and decreased as a percentage of revenues from 31.1% in the six months ended September 30, 1997 to 27.8% in the six months ended September 30, 1998. Research and development expenses are relatively flat from the same quarter last year as a result of the Company focusing development spending on key customer and product developments such as the Access Multiplexer, RADSL and ADSL functionality for the DSC Lite-Span and the Lucent SLC-5 and SLC-2000 Digital Loop Carrier systems. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 5.9%, from $3.1 million in the three months ended September 30, 1997 to $3.3 million in the three months ended September 30, 1998 and increased 3.8%, from $6.0 million in the six months ended September 30, 1997 to $6.3 million in the six months ended September 30, 1998. General and administrative expenses increased as a percentage of revenues from 14.3% in the three months ended September 30, 1997 to 14.5% in the three months ended September 30, 1998 and decreased as a percentage of revenues from 14.7% in the six months ended September 30, 1997 to 13.7% in the six months ended September 30, 1998. The general and administrative expense increase was primarily due to information systems enhancements during the period partially offset by the results from management initiatives and restructuring that took place in the March 1998 quarter to streamline administrative functions both domestically and internationally.

Other income, net. Other income, net decreased from $362,000 in the three months ended September 30, 1997 to $348,000 in the three months ended September 30, 1998 and decreased from $855,000 in the six months ended September 30, 1997 to $783,000 in the six months ended September 30, 1998. The income for the period was due to interest income earned on temporary cash investments made as a result of investing available funds.

Interest expense. Interest expense increased from $62,000 in the three months ended September 30, 1997 to $67,000 in the three months ended September 30, 1998 and increased from $125,000 in the six months ended September 30, 1997 to $156,000 in the six months ended September 30, 1998. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under equipment facility borrowings and capital leases.

Benefit for income taxes. Benefit for income taxes decreased from $2.8 million and $5.9 million in the three and six month periods months ended September 30, 1997 to $0 for the three and six month periods ended September 30, 1998. As in the quarter ended June 30, 1998, the Company provided a valuation reserve for the entire benefit generated during the current quarter of $4.1 million since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis its ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $25.4 million in cash and short term investments which is being invested in short term investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $13.9 million in the six months ended September 30, 1998, which resulted primarily from a loss from continuing operations before income taxes of $13.2 million (net of depreciation), increases in accounts receivable and prepaid expenses and a decrease in accrued compensation offset partially by a decrease in inventory and increases in accounts payable and accrued expenses.


Capital expenditures for the six month period ended September 30, 1998 were $4.3 million, all of which was funded by available cash. The Company expects to spend approximately $2.2 million for the remainder of fiscal year 1999 related to capital equipment expenditures.

At September 30, 1998, the Company's principle sources of liquidity were $25.4 million of cash and short term investments. In October 1998, the Company entered into a credit facility that replaced the revolving promissory note and equipment facilities that expired on May 15, 1998 and December 15, 1997, respectively. Under this credit facility, the Company may borrow up to $16.0 million under a secured revolving line of credit based upon receivables and inventory levels and up to an additional $5.0 million under a secured equipment line of credit. Additionally, a $4.0 million term loan was provided under the credit facility to refinance existing long term indebtedness with the prior lending institution. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company has approximately $3.7 million in income tax credit carryforwards and a tax benefit of $22.2 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, and 1998 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy was no longer sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $9.7 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

YEAR 2000 COMPLIANCE ISSUE

      The Company has determined that it is required to modify and/or replace portions of its software systems so that they will properly utilize dates beyond December 31, 1999 (the "year 2000 compliance"). The Company believes that, with software upgrades and modifications and with the conversion to new software, the impact of the year 2000 on its computer systems can be mitigated. However, if the upgrades, modifications and conversions are not made, or are not made in a timely manner, the year 2000 could have a material adverse impact on the Company's operations. A plan to remediate the Company's Information Technology ("IT") systems, which will include efforts to mitigate the impact that the year 2000 will have on the Company, has begun and is projected to be implemented by March 31, 1999 (the "Project").

      The Project includes upgrading system software, hardware and processes that are not exclusively related to year 2000 compliance. The Project will utilize both internal and external resources. The Company has a full-time manager dedicated to the Project as well as addressing the Company's year 2000 compliance issues. The Project cost for the Company is estimated to be $1.8 million. These costs are expected to be expensed as incurred, except for approximately $600,000 that will be capitalized unrelated to year 2000 compliance. The Company has expensed approximately $300,000 related this Project and has incurred approximately $200,000 in capital expenditures, as of September 30, 1998. The Project team is currently meeting its objectives and believes that this Project will be completed as planned and within cost estimates. The Project costs and the date on which the Company plans to complete this Project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates and plans.

      The Company has begun assessing how the year 2000 will impact both internal and external non-IT systems, including product compliance, machinery and equipment, engineering support systems and tools, human resource data bases, payroll processing, banking systems, benefit plan third party administrators, and customer systems and vendor compliance. The Company has made an initial assessment that products produced by the Company, and systems used by the Company to manufacture products, are year 2000 compliant; however, the Company will have to undertake a more detailed analysis of its products and manufacturing systems to assure that year 2000 issues have been entirely addressed. The Company is in the initial stages of questioning customers and vendors to determine whether their systems and products are year 2000 compliant. The Company has not received sufficient information to assess whether the lack of year 2000 compliance of customers or vendors will materially impact the Company's operations. The Company expects that it will be able to more fully assess the impact of vendor and/or customer year 2000 compliance deficiency by March 31, 1999. The Company is in the process of assessing the year 2000 compliance of its engineering support systems and automated engineering tools. The Company is in the initial stages of questioning the vendors of these systems and tools to determine whether they are year 2000 compliant. Many of these systems and tools are upgraded annually through license renewals. If the current upgrades of any of these engineering support systems and automated engineering tools are not year 2000 compliant, then the Company will have to seek a replacement for the system or tool prior to such year 2000 noncompliance affecting the Company's product development schedules. The Company expects that this evaluation will be completed by December 31, 1998, and believes that it will have sufficient time to mitigate any significant impact that the year 2000 compliance will have on the Company's development schedules. However, any replacement of an engineering support system or automated engineering tools could result in the Company incurring significant initial capital costs which could materially and adversely affect the Company's operating results. The Company's human resource database and the payroll processing systems have been evaluated for year 2000 compliance and must be upgraded in order to be year 2000 compliant. The cost of this upgrade will not be significant and the Company anticipates that this upgrade will be completed by March 31, 1999. The Company has received confirmation that its primary banks and its benefit plan third party administrators systems are or will be year 2000 compliant.

      The Company believes that it is proactive in assessing the impact that the year 2000 will have on both its internal and external IT and non-IT systems. Where material and where feasible, the cost of year 2000 compliance has been quantified. The Company is at varying stages of evaluating the impacts of the year 2000 on its business and its results of operations. The Company believes that its actions, evaluations and processes currently undertaken are sufficient to assess and mitigate the impacts that the year 2000 will have on the Company. However, since the evaluations described above are, at this time, not complete, the Company may discover ways in which the lack of year 2000 compliance, whether by the Company or by third parties, could materially affect the Company's operations.

      The Company has not developed a contingency plan to address all possible effects that the year 2000 may have on its operations. Management believes, however, that its actions, evaluations and processes should provide sufficient time to address the year 2000 risks as they are revealed. The Company will be prepared to develop a contingency plan that should mitigate year 2000 noncompliance that is within its control. Risks related to customer year 2000 noncompliance are not within the Company's control, however, and therefore, the noncompliance of customer systems may materially adversely impact the Company's operations. Year 2000 compliance of the Company's vendors is also not within the control of the Company. The Company believes that it will have sufficient time to mitigate vendor year 2000 noncompliance, however, and replace such vendors with vendors that are year 2000 compliant due to the general availability of electrical component material in the Company's products.




PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 9, 1998 the Company held its annual shareholders meeting. The only matter put before vote of the security holders was the election of directors. The results of the election of directors was as follows based upon total votes cast of 91,750,198:

                            For        Withheld
                            ---        --------
Robert H. Gaynor         91,537,003    213,195
Melvin J. Simon          91,398,622    200,025
Stefan D. Abrams         91,540,898    209,300
Michael A. Brunner       91,549,273    200,925
Paul A. Dwyer            91,548,893    201,305
Robert C. Penny          91,546,224    203,974
John W. Seazholtz        91,550,173    200,025
Ormand J. Wade           91,550,153    200,045

ITEM 5. OTHER EVENTS

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

      Exhibit 10.1 Loan and Security Agreement dated as of October 13, 1998 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc.
      Exhibit 10.2 Revolving Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc.
      Exhibit 10.3 Equipment Loan Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc.
      Exhibit 10.4 Term Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc.
      Exhibit 27:  Financial Data Schedule

  b) The registrant was not required to file any reports on Form 8-K for the quarter.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WESTELL TECHNOLOGIES, INC.
                                  (Registrant)

DATE: November 13, 1998
                              By: ROBERT H. GAYNOR
                                ROBERT H. GAYNOR
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer


                             By: STEPHEN J. HAWRYSZ
                               STEPHEN J. HAWRYSZ
                                  Chief Financial Officer, Vice
                                  President, Secretary and Treasurer