Form 10-Q
period 1998-12-31
WESTELL TECHNOLOGIES INC
filed 1999-02-16
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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


Class A Common Stock, $0.01 Par Value - 16,914,573 shares at January 31, 1999 Class B Common Stock, $0.01 Par Value - 19,527,069 shares at January 31, 1999

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 1998 and December 31, 1998 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended December 31, 1997 and 1998
                  - Nine months ended December 31, 1997 and 1998

                  Condensed Consolidated  Statements of Cash Flows (unaudited) 5
                  - Nine months ended December 31, 1997 and 1998

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

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this form 10-Q, which are not historical facts (including, without limitation, statements about future ADSL pricing and sales volume levels, liquidity, the decrease in ADSL manufacturing costs, the Company's continued investment in research and development and sales and marketing, the impact of year 2000 on the Company and its customers and vendors, our confidence and strategies and our expectations about new and existing products, technologies, opportunities, the emerging DSL market, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL systems) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, forward pricing of ADSL systems, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               March 31,        December 31,
                                                                                1998                1998
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
   Cash and cash equivalents...........................................           $ 43,515             $ 9,587
   Short term investments..............................................                684               5,450
   Accounts receivable (net of allowance of $730,000 and $781,000,
   respectively).......................................................             12,399              13,016
   Inventories.........................................................              9,428              10,905
   Prepaid expenses and other current assets...........................                100                 449
   Refundable income taxes.............................................                110                 101
   Deferred income tax asset...........................................              2,498               1,625
                                                                           ----------------    ----------------
       Total current assets............................................             68,734              41,133
                                                                           ----------------    ----------------
 Property and equipment:
   Machinery and equipment.............................................             15,630              18,301
   Office, computer and research equipment.............................             17,090              17,204
   Leasehold improvements..............................................              1,584               2,284
                                                                           ----------------    ----------------
                                                                                    34,304              37,789
   Less accumulated depreciation and amortization......................             20,816              24,222
                                                                           ----------------
                                                                                               ----------------
    Property and equipment, net........................................             13,488              13,567
                                                                           ----------------    ----------------
 Deferred income tax asset and other assets............................             16,183              17,069
                                                                           ----------------    ----------------
       Total assets....................................................          $  98,405           $  71,769
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable....................................................            $ 7,472             $ 8,272
   Accrued expenses....................................................              6,296               5,734
   Accrued compensation................................................              5,664               4,589
   Current portion of long-term debt...................................              1,407               1,854
   Deferred revenue....................................................                414                 413
                                                                           ----------------    ----------------
    Total current liabilities..........................................             21,253              20,862
                                                                           ----------------    ----------------
 Long-term debt........................................................              3,013               2,760
                                                                           ----------------    ----------------
 Other long-term liabilities...........................................                998               1,131
                                                                           ----------------    ----------------
 Commitments and contingencies
 Stockholders' equity:
 Class A common stock, par $0.01.......................................                154                 169
   Authorized - 43,500,000 shares
   Issued and  outstanding - 15,371,900  shares at March 31, 1998 and 16,904,073 shares at December 31, 1998
 Class B common stock, par $0.01.......................................                210                 195
   Authorized - 25,000,000 shares
   Issued and  outstanding - 21,030,857  shares at March 31, 1998 and 19,537,569 shares at December 31, 1998
 Preferred stock, par $0.01............................................                  -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital............................................             97,254              97,508
 Cumulative translation adjustment.....................................               (213)                (66)
 Accumulated deficit...................................................            (24,264)            (50,790)
                                                                           ----------------    ----------------
       Total stockholders' equity......................................             73,141              47,016
                                                                           ================    ================
         Total liabilities and stockholders' equity....................          $  98,405           $  71,769
                                                                           ================    ================

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                Nine Months Ended
                                                        December 31,                     December 31,
                                                 ----------------------------      --------------------------
                                                    1997            1998             1997            1998
                                                 ------------    ------------      ----------     -----------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................      $ 18,082        $ 18,140        $ 52,858        $ 54,468
Services......................................         3,540           5,245           9,792          14,590
                                                 ------------    ------------      ----------     -----------
  Total revenues..............................        21,622          23,385          62,650          69,058

Cost of equipment sales.......................        13,154          13,922          37,940          42,740
Cost of services..............................         2,004           3,372           4,999           8,715
                                                 ------------    ------------      ----------     -----------
  Total cost of goods sold....................        15,158          17,294          42,939          51,455
                                                 ------------    ------------      ----------     -----------

   Gross margin...............................         6,464           6,091          19,711          17,603
Operating expenses:
  Sales and marketing.........................         5,052           5,376          15,174          15,406
  Research and development....................         7,111           6,975          19,878          19,683
  General and administrative..................         3,294           3,420           9,340           9,693
  Restructuring charge........................         1,383              --           1,383              --
                                                 ------------    ------------      ----------     -----------
                                                 ------------    ------------      ----------     -----------
   Total operating expenses...................        16,840          15,771          45,775          44,782
                                                 ------------    ------------      ----------     -----------
Operating loss................................       (10,376)         (9,680)        (26,064)        (27,179)

Other income, net.............................        12,714             142          13,570             925
Interest expense..............................           122             115             247             271
                                                 ------------    ------------      ----------     -----------
Income (loss) before taxes....................         2,216          (9,653)        (12,741)        (26,525)
Provision (benefit) for income taxes..........           783              --          (5,137)              --
                                                 ------------    ------------      ----------     -----------
                                                 ============    ============      ==========     ===========
Net income (loss).............................       $ 1,433       $  (9,653)       $ (7,604)      $ (26,525)
                                                 ============    ============      ==========     ===========

Net income (loss) per basic and diluted
  common share................................        $ 0.04        $  (0.26)        $ (0.21)        $ (0.73)
                                                 ============    ============      ==========     ===========
  Average number of common shares outstanding:
       Basic:                                         36,358          36,432          36,339          36,422
       Diluted:                                       36,745          36,432          36,339          36,422





              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                       -------------------------------------
                                                                            1997                    1998
                                                                       -----------------    ----------------

                                                                                    (unaudited)
                                                                                   (in thousands)
Cash flows from operating activities:
Net loss ...................................................              $ (7,604)           $(26,525)
  Reconciliation of net loss to net cash provided by
     (used in) operating activities:
  Depreciation and amortization ............................                 5,273               5,501
  Stock awards .............................................                    36                  --
  Deferred taxes ...........................................                (5,137)                 --
Changes in assets and liabilities:
  Increase in accounts receivable ..........................                (1,369)               (565)
  Decrease (increase) in inventory .........................                 1,653              (1,392)
  Decrease (increase) in prepaid expenses and deposits .....                   995                (349)
  Decrease in refundable income taxes ......................                    --                   9
  Increase in accounts payable and accrued expenses ........                 1,882                 371
  Increase (decrease) in accrued compensation ..............                   609              (1,075)
  Increase (decrease) in deferred revenues .................                    16                  (1)
                                                                          --------            --------
     Net cash used in operating activities .................                (3,646)            (24,026)
                                                                          --------            --------

Cash flows from investing activities:
  Purchases of property and equipment ......................                (3,719)             (5,580)
  Decrease (increase) in other assets ......................                    97                 (13)
  Decrease (increase) in short term investments ............                   541              (4,766)
  Land and building construction held for resale ...........                16,203                  --
                                                                          --------            --------
     Net cash provided by (used in) investing activities ...                13,122             (10,359)
                                                                          --------            --------

Cash flows from financing activities:
  Net borrowing under revolving promissory notes ...........                   550                  --
  Borrowing (repayment) of long-term debt and leases payable                (1,678)                194
  Cash distributed to Meridian LLC partner .................                  (500)                 --
  Proceeds from the issuance of common stock ...............                   506                 254
                                                                          --------            --------
     Net cash provided by (used in) financing activities ...                (1,122)                448
                                                                          --------            --------

Effect of exchange rate changes on cash ....................                     4                   9
     Net increase (decrease) in cash .......................                 8,358             (33,928)
Cash and cash equivalents, beginning of period .............                28,437              43,515
                                                                          ========            ========
Cash and cash equivalents, end of period ...................              $ 36,795            $  9,587
                                                                          ========            ========




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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 1998, and for all periods presented. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the nine month periods ended December 31, 1997, and 1998, and the three month period ended December 31, 1998, therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. COMMITMENTS AND CONTINGENCIES:

         During the quarter and year to date periods ended December 31, 1998, the Company received ADSL orders from customers that were priced below current production costs, which caused the Company to record a loss of approximately $800,000 and $2.5 million, respectively, for such orders received in those periods. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production.

         In February 1999, the Company received an ADSL order from a customer priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $200,000 in the quarter ended March 31, 1999 related to this order.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. INTERIM SEGMENT INFORMATION:

         Westell's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

               1) A telecommunications equipment manufacturer of local loop access products ("Telecom Equipment"), and

               2) A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconferencing services ("Telecom Services").

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine-month periods ended December 31, 1997 and 1998, are as follows:


                                              Telecom               Telecom
                                             Equipment             Services                Total
Three months ended December 31, 1997
      Revenues..........................      $18,082               $ 3,540              $ 21,622
      Operating income (loss)...........      (10,975)                  599               (10,376)
      Depreciation and amortization.....        1,454                   342                 1,796
      Total assets......................       95,321                 6,611               101,932

Three months ended December 31, 1998
      Revenues..........................      $18,140               $ 5,245              $ 23,385
      Operating income (loss)...........      (10,173)                  493                (9,680)
      Depreciation and amortization.....        1,400                   431                 1,831
      Total assets......................       61,133                10,636                71,769

Nine months ended December 31, 1997
      Revenues..........................      $52,858               $ 9,792              $ 62,650
      Operating income (loss)...........      (28,410)                2,346               (26,064)
      Depreciation and amortization.....        4,347                   926                 5,273
      Total assets......................       95,321                 6,611               101,932

Nine months ended December 31, 1998
      Revenues..........................       54,468                14,590                69,058
      Operating income (loss)...........      (29,347)                2,168               (27,179)
      Depreciation and amortization.....        4,615                   886                 5,501
      Total assets......................       61,133                10,636                71,769



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW
         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company's telecommunications equipment revenues can be categorized in three product groups: (i) products based on digital subscriber line technologies ("DSL products"), including Asymmetric Digital Subscriber Line ("ADSL"), Rate adaptive Digital Subscriber Line ("RADSL") and High bit-rate Digital Subscriber Line ("HDSL") systems, which enable telephone companies to provide interactive multimedia services over copper telephone wires, such as high speed Internet access, video on demand, medical imaging and video conferencing and telecommuting, while simultaneously carrying traditional telephone services,
(ii) Digital Signal Hierarchy Level 1 based products ("DS1 products"), which are used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 mega bits per second and (iii) Digital Signal Hierarchy Level 0 based products ("DS0 products"), which are used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilo bits per second and analog services over a 4 kilohertz bandwidth. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services. Westell's net revenues increased 8.2% and 10.2% in the three month and nine month periods ended December 31, 1998, respectively, when compared to the same periods last year. The increased revenue was driven by higher service revenue as a result of increased teleconference call minutes. Equipment revenue increased for the three and nine month periods primarily as a result of increased DS1 sales which was offset by decreased DSL shipments attributable to uneven demand for DSL products. Equipment revenue for the nine month period was also affected by an anticipated decrease in DS0 sales as network providers transition to higher speed digital based products. Historically, revenue from DS1 and DS0 products provided most of the Company's revenue.

         The Company expects to continue to evaluate new product opportunities and engage in appropriate research and development activities that represent the best fit with the Company's product portfolio and market position. This will require the Company to continue to invest resources in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's ongoing investment in DSL technology, the Company anticipates losses in the March 1999 quarter and losses may extend into fiscal 2000. The Company believes that its future revenue growth and profitability will depend on its success in creating sustainable DSL sales opportunities either directly, or in conjunction with, its partners; developing new and enhanced DS1 products; other niche products for both DSL and DS1 markets and growth in teleconference service revenues. The market for DSL products continues to be increasingly competitive causing the Company to offer its ADSL products at prices below current production costs (i.e., forward pricing of DSL products). For instance, in the September and December 1998 quarters, the Company received ADSL orders from customers priced below current production costs. This caused the Company to recognize forward pricing losses of approximately $1.7 million and $800,000, respectively, for such orders received. Management believes that manufacturing costs will decrease when (i) more cost effective chipsets are available, (ii) product design efficiencies are obtained, and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on ADSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production, which would have a material adverse effect on the Company's business and results of operations.

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

RESULTS OF OPERATIONS - Periods ended December 31, 1998
compared to periods ended December 31, 1997


Revenues. The Company's revenues increased 8.2% from $21.6 million in the three months ended December 31, 1997 to $23.4 million in the three months ended December 31, 1998. This revenue increase was primarily due to increased DS1 revenue of $1.1 million and increased teleconference service revenue from the Company's Conference Plus, Inc. subsidiary of $1.7 million. The increased DS1 revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. Increased teleconference service revenue reflects an increase in call minutes. These increases were partially offset by a $1.2 million decrease in DSL revenue in the three months ended December 31, 1998. The decrease in DSL revenue was due to lower unit shipments and lower average selling price of ADSL products.

The Company's revenues increased 10.2% from $62.7 million in the nine months ended December 31, 1997 to $69.1 million in the nine months ended December 31, 1998. The revenue increase in the nine month period was primarily due to increased teleconference service of $4.8 million and increased DS1 revenue of $2.5 million when compared with the same period last year. Increased service revenue reflects an increase in teleconference call minutes. DS1 revenue increased due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. These increases were partially offset by a $1.0 million decrease in DS0 revenue as network providers continue to transition to higher speed digital based products and a $294,000 decrease in DSL revenue resulting from lower average sales prices due to forward pricing pressures. The Company believes that DS0 revenue will continue to decline as network providers continue to transition to higher speed digital based products.

Gross Margin. Gross margin as a percentage of revenue decreased from 29.9% in the three months ended December 31, 1997 to 26.0% in the three months ended December 31, 1998 and decreased from 31.5% in the nine months ended December 31, 1997 to 25.5% in the nine months ended December 31, 1998. The decrease in gross profit margin was primarily due to recording forward pricing losses of approximately $800,000 and $2.5 million in the three and nine month periods ended December 31, 1998, respectively for ADSL orders received in those periods. During the September quarter, the Company's Conference Plus, Inc. subsidiary opened a second facility to handle increased call minutes and invested in additional infrastructure enhancements which also impacted gross margins.

Sales and Marketing. Sales and marketing expenses increased 6.4%, from $5.1 million in the three months ended December 31, 1997 to $5.4 million in the three months ended December 31, 1998 and increased 1.5%, from $15.2 million in the nine months ended December 31, 1997 to $15.4 million in the nine months ended December 31, 1998. Sales and marketing expenses decreased as a percentage of revenues from 23.4% in the three months ended December 31, 1997 to 23.0% in the three months ended December 31, 1998 and decreased as a percentage of revenue from 24.2% in the nine month period ended December 31, 1997 to 22.3% in the nine months ended December 31, 1998. The increase in sales and marketing was primarily due to increased costs related to DSL and DS1/DS0 marketing programs and increased selling expenses related to supporting additional sales in the teleconference services business unit for both the three and nine month periods ended December 31, 1998. The increase in sales and marketing expenses for the three and nine month periods was partially offset by cost reductions resulting from management's initiatives that took place in the March 1998 quarter to streamline DSL sales and marketing efforts. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers globally.

Research and Development. Research and development expenses decreased 1.9%, or $136,000, to $7.1 million in the three months ended December 31, 1998 and decreased 1.0%, or $195,000, to $19.7 million in the nine months ended December 31, 1998. Research and development expenses decreased as a percentage of revenues from 32.9% in the three months ended December 31, 1997 to 29.8% in the three months ended December 31, 1998 and decreased as a percentage of revenues from 31.7% in the nine months ended December 31, 1997 to 28.5% in the nine months ended December 31, 1998. Research and development expenses decreased slightly due to lower prototyping and engineering consulting costs from the comparable periods last year. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 3.8%, from $3.3 million in the three months ended December 31, 1997 to $3.4 million in the three months ended December 31, 1998 and increased 3.8%, from $9.3 million in the nine months ended December 31, 1997 to $9.7 million in the nine months ended December 31, 1998. General and administrative expenses decreased as a percentage of revenues from 15.2% in the three months ended December 31, 1997 to 14.6% in the three months ended December 31, 1998 and decreased as a percentage of revenues from 14.9% in the nine months ended December 31, 1997 to 14.0% in the nine months ended December 31, 1998. The dollar increase in general and administrative expense was primarily due to costs associated with information systems infrastructure enhancements at the Company's teleconference services business unit. This increase was partially offset by the results of management initiatives and restructuring that took place in the March 1998 quarter to streamline administrative functions both domestically and internationally.

Restructuring charge. The Company recognized a non-recurring restructuring charge of $1.4 million in the three months ended December 1997. This restructuring charge included personnel, facility and certain development contract costs related to restructuring global DSL operations.

Other income, net. Other income, net decreased from $12.7 million in the three months ended December 31, 1997 to $142,000 in the three months ended December 31, 1998 and decreased from $13.6 million in the nine months ended December 31, 1997 to $925,000 in the nine months ended December 31, 1998. The December 1997 quarter and the corresponding year to date period includes a one time benefit of $12.0 million, net of expenses, for a break-up fee received from Texas Instruments related to the proposed Westell/Amati merger. Excluding the effect of this one time benefit, Other income, net would have been $714,000 and $1.6 million in the three and nine month periods ended December 31, 1997. Income for the periods, absent the one time benefit, was due to interest income earned on temporary cash investments made as a result of investing available funds.

Interest expense. Interest expense decreased from $122,000 in the three months ended December 31, 1997 to $115,000 in the three months ended December 31, 1998 and increased from $247,000 in the nine months ended December 31, 1997 to $271,000 in the nine months ended December 31, 1998. Interest expense during the periods is a result of interest incurred on net obligations outstanding during the period under equipment facility borrowings and capital leases.

Provision (benefit) for income taxes. Provision (benefit) for income taxes decreased from a provision of $783,000 and a benefit of $5.1 million in the three and nine month periods ended December 31, 1997 to $0 for the three and nine month periods ended December 31, 1998. As in the quarter ended September 30, 1998, the Company has provided a valuation reserve for the entire benefit generated during the current quarter of $3.8 million since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis its ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $15.0 million in cash and short term investments which is being invested in short term investments consisting of federal government agency instruments and the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $24.0 million in the nine months ended December 31, 1998, which resulted primarily from a loss from operations before income taxes of $21.0 million (net of depreciation), increases in accounts receivable, inventory and prepaid expenses and a decrease in accrued compensation offset partially by increases in accounts payable and accrued expenses.

Capital expenditures for the nine month period ended December 31, 1998 were $5.6 million, all of which was funded by available cash. The Company expects to spend approximately $1.0 million for the remainder of fiscal year 1999 related to capital equipment expenditures.

At December 31, 1998, the Company's principle sources of liquidity were $15.0 million of cash and short term investments and a secured credit facility that the Company may borrow up to $12.4 based upon receivables and inventory levels and up to an additional $5.0 million under a secured equipment line of credit. The Company is currently considering appropriate actions to address its cash requirements going forward. These actions include, without limitation, seeking alternative funding to supplement its current cash position and available credit lines to meet its cash requirements for the next 12 months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company has approximately $3.8 million in income tax credit carryforwards and a tax benefit of $25.9 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, and 1998 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy was no longer sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $13.5 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

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

         The Project includes upgrading system software, hardware and processes that are not exclusively related to year 2000 compliance. The Project will utilize both internal and external resources. The Company has a full-time manager dedicated to the Project as well as addressing the Company's year 2000 compliance issues. The Project cost for the Company is estimated to be $1.8 million.  These  costs are  expected  to be  expensed  as  incurred,  except for approximately $600,000 that will be capitalized unrelated to year 2000 compliance. The Company has expensed approximately $600,000 related this Project and has incurred approximately $260,000 in capital expenditures, as of December 31, 1998. The Project team is currently meeting its objectives and believes that this Project will be completed as planned and within cost estimates. The Project costs and the date on which the Company plans to complete this Project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates and plans.

         The Company has begun assessing how the year 2000 will impact both internal and external non-IT systems, including product compliance, machinery and equipment, engineering support systems and tools, human resource data bases, payroll processing, banking systems, benefit plan third party administrators, and customer systems and vendor compliance. The Company has made an initial assessment that products produced by the Company, and systems used by the Company to manufacture products, are year 2000 compliant; however, the Company will have to undertake a more detailed analysis of its products and manufacturing systems to assure that year 2000 issues have been entirely addressed. The Company is in the initial stages of questioning customers and vendors to determine whether their systems and products are year 2000 compliant. The Company has not received sufficient information to assess whether the lack of year 2000 compliance of customers or vendors will materially impact the Company's operations. The Company expects that it will be able to more fully assess the impact of vendor and/or customer year 2000 compliance deficiency by March 31, 1999. The Company has completed its initial assessment of year 2000 compliance of its engineering support systems and automated engineering tools. The engineering systems and tools utilized by the Company that are integral to product development schedules are upgraded annually through license renewals. The current upgrades of the engineering support systems and automated engineering tools are year 2000 compliant. The Company is in the process of completing its testing of year 2000 compliance of the engineering systems and tools and expects that this evaluation will be completed by May 31, 1999, and believes that it will have sufficient time to mitigate any significant impact that the year 2000 compliance will have on the Company's development schedules, if any. The Company's human resource database and the payroll processing systems have been evaluated for year 2000 compliance and must be upgraded in order to be year 2000 compliant. The cost of this upgrade will not be significant and the Company anticipates that this upgrade will be completed by March 31, 1999. The Company has received confirmation that its primary banks and its benefit plan third party administrators systems are or will be year 2000 compliant.

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

         The Company is in the process of developing a contingency plan to address all possible effects that the year 2000 may have on its operations. Management believes that its actions, evaluations and processes should provide sufficient time to address the year 2000 risks as they are revealed. Risks related to customer year 2000 noncompliance are not within the Company's control, however, and therefore, the noncompliance of customer systems may materially adversely impact the Company's operations. Year 2000 compliance of the Company's vendors is also not within the control of the Company. However, the Company believes that it will have sufficient time to mitigate vendor year 2000 noncompliance and replace such vendors with vendors that are year 2000 compliant due to the general availability of electrical component material in the Company's products.

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


                                           WESTELL TECHNOLOGIES, INC.
                                              (Registrant)

DATE: February 15, 1999
                                              By: ROBERT H. GAYNOR
                                              ROBERT H. GAYNOR
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


                                              By: STEPHEN J. HAWRYSZ
                                              STEPHEN J. HAWRYSZ
                                              Chief Financial Officer, Vice
                                              President, Secretary and Treasurer