Form 10-K
period 1999-03-31
WESTELL TECHNOLOGIES INC
filed 1999-06-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended           March
       31, 1999 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________  to  ____________________.

Commission file number:    0-27266
                         -----------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    36-3154957
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                      60504
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 24, 1999 (based upon an estimate that 45.0% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $103,366,344. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 24, 1999, 16,945,030 shares of the registrant's Class A Common Stock were outstanding and 19,511,189 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Form 10-K by reference:

        Proxy Statement for 1999 Annual Meeting of Stockholders (Part III).

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those concerning future product sales and gross margins, certain statements contained under "Business," such as statements concerning the development and introduction of new products and the development of alternative Digital Subscriber Line ("DSL") technology, and other statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (the "Form 10-K") regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" set forth herein. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

        Since 1980, Westell has developed telecommunications products that address the needs of telephone companies ("telcos") to upgrade their existing network infrastructures in order to deliver advanced data and voice services to their customers. The Company designs, manufactures, markets and services a broad range of digital and analog products used by telcos to deliver services primarily over existing copper telephone wires that connect end users to a telco's central office (the "local access network"). The Company also markets its products and services to other telecommunications and information service providers seeking direct access to end-user customers. The Company's customers include all the Regional Bell Operating Companies (the "RBOCs") as well as GTE and other carriers. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive access providers, inter exchange carriers, Internet service providers and the U.S. federal government.

        Conference Plus, Inc. (CPI), an 88% owned subsidiary, provides audio, video, and IP multicasting conferencing services. CPI sells its services directly to large customers, typically Fortune 100 companies and serves customers, indirectly, through its private re-seller program. CPI is one of the largest providers of conferencing services that is not directly affiliated with or owned by a carrier such as AT&T or MCI/WorldCom.


TELECOMMUNICATIONS INDUSTRY OVERVIEW

        Since the early 1980s, the telecommunications industry has experienced an increased demand for the number of services provided to end-users. Not only has traditional telephone voice traffic increased, but the growth of personal computers and modems has created significant data traffic from a wide variety of services such as fax, e-mail and on-line access. For example, businesses with multiple locations increasingly require geographically dispersed Local Area Networks ("LANs") to be linked in sophisticated wide area networks ("WANs") that must handle large volumes of telecommunications traffic. In addition, the Internet continues to expand beyond its traditional data transmission and file-sharing functions to offer e-mail, video broadcasts, e-commerce and graphically rich content over the World Wide Web, commercial services, transaction processing, independent bulletin boards, and voice transmission. Business and residential based end-user demand for telecommunications services is expected to continue to grow as telcos and information service providers increase their offerings of new interactive multimedia services, including data applications such as high speed Internet access, LAN extension, medical imaging and telecommuting, and video applications such as video-on-demand, distance learning, video conferencing and work at home. These applications require individuals to remain on the line longer than the telephone switches were originally designed to handle. Also, the size and rate of the content demands more bandwidth on both the backbone and access circuits. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telcos and information service providers have continually upgraded the capacity and speed of their networks typically by installing more trunk ports on the switches and adding additional bandwidth to their backbones. In addition, the telephone companies are installing enormous numbers of second lines at end-user sites to support this demand for access.

        Deregulation. Deregulation of the telecommunications industry has increased the number of competitors in the local access network and has further placed pressure on telcos to upgrade their networks and increase their telecommunications service offerings. For example, alternative access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high-density metropolitan areas. As alternative access providers' costs decline and deregulation continues, alternative access providers are likely to create additional competition for telcos by developing new products and services for end users. Deregulation allows interexchange carriers, information service providers and cable operators to deploy competitive services in the local access network leading to a new class of service providers known as a Competitive Local Exchange Carrier or "CLEC". Cable operators are competing with telcos in the delivery of high-speed digital transmission and seek to compete in the delivery of traditional local telephone service as well. Currently available high-speed cable modems enable cable operators to provide data transmission services to customers in addition to standard television services. In addition, this trend toward continued deregulation of the telecommunications industry may further decrease the current restrictions and regulations affecting telcos' ability to provide high bandwidth services such as high speed Internet access and corporate LAN extensions.

        Existing Telco Infrastructure. Traditionally, telcos have provided local access services using analog technology, which does not have the bandwidth or functionality to support the growing demand for new services over telephone wires. In contrast, digital technology permits high speed, high volume and more reliable data transmission by reducing all forms of images, sounds and data to digital signals, thereby increasing the variety and bandwidth of services that can be provided in the local access network. To handle the growing demand for digital traffic, telcos have deployed broadband optical fiber in their network "backbone" interconnecting their geographically dispersed central offices. Telcos have also used fiber to interconnect their central offices to high-density telecommunications traffic areas. Deployment of fiber in the local access network connecting end users to a telco's central office, however, has proven labor intensive, complicated, time consuming and expensive. Consequently, this "last mile" of the telco's network still predominantly consists of low speed analog transmission over copper wire.

        Given the challenges of widespread replacement of copper wire in the local access network, telcos have turned to systems suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high speed digital transmission. Digital conversion of the analog network has been built on the multiplexing format known as T-1 (E-1 in most countries outside of the U.S.). T-1/E-1 transmission utilizes a data rate of 1.544 (2.048 outside the U.S.) Megabits per second ("Mbps"), which can be aggregated or subdivided into channels to deliver data communication services tailored to specific end-user requirements. However products enabling T-1/E-1 transmission have typically required extensive engineering and provisioning, which make them cost prohibitive for residential and small business use.

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

        ADSL. The DSL technology known as Asymmetric Digital Subscriber Line
         ("ADSL") permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. ADSL technology allows the simultaneous transmission of data at speeds up to
         8.0 Mbps in one direction and up to 1 Mbps in the reverse direction, while also providing standard analog telephone service (plain old telephone service or "POTS") over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. ADSL products enable telcos to provide interactive multimedia services over copper wire, such as high speed Internet access, and corporate LAN access, while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to provision second lines to support these services.

        VDSL. Very High Speed Digital Subscriber Line ("VDSL") is currently being developed which will increase the data transmission capacity to up to 52.0 Mbps.

        DSLAM. A Subscriber Line Access Multiplexer ("DSLAM") is an ATM based multiplexer that consolidates multiple DSL access lines into a higher speed line back to the switching network interfaces (typically OC-3c, STM-1, DS-3 or E3), reducing cost and operational complexity at the central site. As network service providers begin deploying DSL based services the need for DSL line concentration at copper hub points increases. ATM allows DSLAM access platforms to provide support for current services as well as future services that require even greater levels of bandwidth management and quality of service.

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

        G.Lite. This technology is a version of ADSL that supports a lower set of speeds and can be deployed (in some instances) without a Plain Old Telephone Service ("POTS") splitter at the premises, thus facilitating "plug-and-play" access for consumers, thereby allowing the consumers to install the technology themselves, and potentially lowering the telcos' initial installation costs. G.Lite is designed to eliminate the need for a master splitter and its associated rewiring at the customer's premises.

        DSL Routers (or DSL LAN modems). Similar to ISDN routers (or LAN modems), these devices allow multiple computers to be networked together on a LAN (local area network) and share access to the wide area network (WAN) DSL line.

        PPP over ATM. Through the use of network protocols such as point-to-point protocol (PPP) over ATM, DSL can deliver data much like traditional dial-up and ISDN products today, but at much faster speeds. Unlike with dial-up or ISDN systems, DSL products permit telcos to avoid managing Internet Protocol ("IP") addresses, end users to work with existing operating systems and protocol stacks on their PCs, and service providers to continue to provide security through authentication with the same billing support.

TELECOMMUNICATIONS PRODUCTS

        The Company offers a broad range of products that facilitate the transmission of high speed digital and analog data between a telco's central office and end-user customers. These products can be categorized into three groups: (i) products based on DSL technologies ("DSL products"), (ii) Digital Signal Hierarchy Level 1 based products, which are used by telcos to enable high speed digital T-1 transmission at approximately 1.5 Mbps and E-1 transmission at approximately 2.0 Mbps ("DS1 products"), and (iii) Digital Signal Hierarchy Level 0 based products, which are used by telcos to deliver digital services at speeds ranging from approximately 2.4 to 64 Kbps and analog services over a 4 Kilohertz bandwidth ("DS0 products").

        The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, continues to exert downward pressure on prices for the Company's products. The following table sets forth the revenues from Westell's three product groups for the periods indicated (see Management's Discussion and Analysis of Financial Condition and Results of Operations):

                                               Fiscal Year Ended March 31,
                                               -------------------------------
                                               1997        1998       1999
                                               ----        ----       ----
                                                      (in thousands)
DSL products............................     $ 8,665     $12,448    $12,099
DS1 products............................      49,353      52,481     53,232
DS0 products............................       8,963       5,235      3,707



         DSL Products. The Company is a developer and provider of DSL products and transmission systems that utilize ADSL technology. ADSL systems allow telcos and other local access providers to provide interactive multimedia services over existing copper wire, thus offering a more cost-effective and faster deployment alternative to fiber optic cable in the "last mile" of the local access network. ADSL systems enable interactive multimedia services supporting advanced data applications including high speed Internet access, local area network ("LAN") extension, telecommuting virtual libraries, news and information distribution, etc.

         ADSL technology permits the transmission of multiple communication streams of varying speeds over existing copper wire. The non-repeater transmission distances of current ADSL systems vary based upon the data rate and line condition, with a maximum distance of 18,000 feet.

The following table sets forth a representative list of the Company's current DSL products and their applications.



           Product                               Description                             Applications
           -------                               -----------                             ------------

InterAccess 2                  HDSL system (replaces InterAccess introduced     T-1 or E-1 services
 ......................         in 1994) that supports 1.5 or 2.0 Mbps           provisioning. Increases
 ......................         bi-directional services over two pairs of        repeaterless distance to up
 ......................         copper wires.                                    to 12,000 feet over two pairs
                                                                                of copper wires

SuperVision(R)DSLAM             Broadband platform that consolidates DSL         Multiple services and
 ......................         access lines into a single network interface.    applications including
 ......................         SuperVision currently supports using OC-3c (or   high-speed Internet access,
 ......................         STM-1) and DS-3 interfaces back to the           remote LAN access, work at
 ......................         switching network. The access line cards         home, corporate training and
 ......................         operate at rates up to 8 Mbps downstream and     distance learning, while
 ......................         up to 1 Mbps upstream.                           providing simultaneous
                                                                                standard telephone service.

FlexCap2(TM)                   Rate Adaptive DSL (replaces fixed rate           Provides similar applications
 ......................         generation FlexCap(TM)system introduced in 1993)   as DSLAM in non ATM
 ......................         modem to modem system that operates at up to     environment. In addition,
 ......................         2.24 Mbps downstream and up to 1 Mbps            FlexCap(TM)can be configured to
 ......................         upstream. The rate adaptive capability enables   near symmetrical rates.
 ......................         the operating speed to be automatically
 ......................         provisioned based on signal quality. Uses CAP
 ......................         technology.
 ......................


         Westell's FlexCap2(TM) ADSL systems use rate adaptive DSL ("RADSL") technology and provide bi-directional capacity of up to 1 Mbps with maximum uni-directional rate of 2.24 Mbps. RADSL allows telcos to automatically adjust the digital transmission rate based upon the quality of the copper telephone wire and the transmission distance. This rate adaptability allows telcos to maximize the digital capacity of copper wire and facilitates installation of ADSL systems, thereby increasing the utilization of poor quality copper telephone wires which traditionally have required extensive installation and monitoring.

         Westell's SuperVision access multiplexer facilitates the connection between copper wire digital transmission used in the local access network and the optical fiber transmission in the network "backbone." In addition, the Company's SuperVision line cards provide up to 8.0 Mbps of bandwidth supporting multiple simultaneous video-on-demand channels of information as well as traditional telephone service. Westell's SuperVision line card can use either CAP and DMT technology.

         In the last five years, over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. ADSL applications in these trials include interactive video-on-demand, music-on-demand, catalog shopping, financial services, games-on-demand, television-on-demand and long distance learning services. Internationally, Westell's DSL systems have been purchased by telephone administrations in 40 countries including Australia, Belgium, Canada, Hong Kong, Italy, Japan, Norway, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom for trials and early deployments. Westell continues to be active in market and field trials as well as initial service deployments including Bell Atlantic's initial deployment. Through its partnership with Fujitsu Telecom Europe, Ltd. (FTEL), Westell is involved in the initial deployment of DSL products by British Telecom. Customers using the Company's ADSL systems for initial service deployments are not contractually bound for future deployments or product sales. The Company is unable to predict whether customer initial service deployments or other technical or marketing trials will be successful or when significant commercial deployment will begin, if at all.

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

         The Company's growth is dependent upon whether DSL technology gains widespread commercial acceptance by telcos. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 2000 quarters. The Company's ability to achieve profitability or revenue growth in the future will be associated with market acceptance of the Company's ADSL systems and the development and market acceptance of other DSL products introduced by the Company. See Risk Factors.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take a year or more for complex products based on new technologies. Historically, telcos have been cautious in implementing new technologies. Telcos' and other customers' deployment of DSL technology may be prevented or delayed by a number of factors, including lengthy product approval and purchase processes, decisions to defer product orders in anticipation of new product developments, cost, regulatory barriers that prevent or restrict telcos from providing interactive multimedia services, the lack of sufficient programming for interactive multimedia services, the availability of alternative technologies, such as ISDN, cable modems, optical fiber, wireless local loop and policies that favor the use of such alternative technologies over ADSL technology. As a result of these factors, there can be no assurance that customers will pursue the deployment of products using ADSL technology or the Company's products. See Risk Factors.

         The market for ADSL-based products is intensely competitive. Bids for recent field trials and initial commercial deployments of ADSL-based products implicitly assume "forward pricing," that is, pricing ADSL products currently to reflect the expectation of large future volumes and anticipated reductions in manufacturing costs. The Company has offered its ADSL-based product to telcos at prices below current production costs. Such pricing has and could in the future cause the Company to incur losses on a substantial portion of its ADSL product sales unless and until it can reduce manufacturing costs. The Company's ability to reduce its manufacturing costs is dependent upon (i) more cost-effective chipset and product design, some of which is dependent upon the Company's strategic partners, and (ii) the achievement of economies of scale. The Company believes that, following the pronouncement of the International Telecommunication Union ("ITU") standard for G.Lite, competition among DSL vendors will also result in pricing pressure and "forward pricing" with respect to G.Lite ADSL products. There can be no assurance that the Company will be able to secure significant additional orders and reduce per unit manufacturing costs. Accordingly, the Company could incur losses in connection with sales of ADSL products that could have a material adverse effect on the Company's business and operating results.

         DS1 Products. Westell's DS1 products provide telcos with cost-effective solutions to transport, maintain and improve the reliability of T-1 services over copper and fiber lines in the local access network.

         The following table sets forth a representative list of the Company's DS1 products and their applications:


          Product                             Description                            Applications
          -------                             -----------                            ------------

NIU                          Network Interface Unit providing for           Facilitates the maintenance of
 ......................       maintenance of T-1 facilities.                 T-1 facilities to access
 ......................                                                      services such as frame relay
 ......................                                                      and primary rate ISDN.

NIU-PM                       Network Interface Unit with Performance        Facilitates the maintenance
 ......................       Monitoring that stores information for seven   and provides performance
 ......................       days.                                          monitoring of T-1 facilities
 ......................                                                      to access services such as
 ......................                                                      frame relay and primary rate
                                                                            ISDN.

Mountings                    Mechanical shelves used to house modules for   Provides easy installation of
 ......................       Westell and other companies DS1, DS0 and DSL   end user electronics.
 ......................       modules.

QuadJack(TM)                 Transport system that provides transmission    Provides transport and
 ......................       medium for one to four DS1 signals over        facilitates maintenance for
 ......................       fiber.                                         high-speed digital facilities.

SmartLink                    Automatic Protection System ("APS") for up     Increases the reliability of
 ......................       to 8 T-1 customer lines.                       T-1 and other high-speed
 ......................                                                      digital facilities. Used for
 ......................                                                      critical circuits such as
 ......................                                                      those used to provide service
 ......................                                                      to cellular telephone sites.


         Many of the Company's DS1 products, such as its NIUs, intelligent line repeaters, office repeaters and SmartLink automatic protection switches, function to monitor and control the quality of digital transmission over copper wire. The Company's NIU products allow telcos to monitor transmission conditions and to detect performance problems in circuits from remote locations. All of the RBOC's and GTE have purchased the Company's NIUs. Westell also sells a third generation real time performance monitoring NIU (PROACT(TM) NIU) which monitors the T1 line and returns status messages once a second towards the central office NIU products represented 52.5%, 51.2% and 52.2% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively.

         The Company's SmartLink(TM) Automatic Protection Switch system monitors up to eight customer T-1 channels and allows telcos to provide uninterrupted service in the event of a fault on any channel. Once the SmartLink detects a fault in one channel, it automatically places that signal on a protection channel and generates a notification alarm at the telco's central office, thereby significantly reducing network downtime and costly data interruption. The Company has also developed a system controller card that monitors the SmartLinkTM system and can be connected to the Telco's high level operating systems as well as a span powered version of the system that does not require local power.

         DS0 Products. Westell's DS0 products are used by telcos to deliver digital and analog service across copper wire in the local access network at speeds ranging from approximately 2.4 to 64 Kbps for digital transmission or 4 Kilohertz for analog transmission.

         The following table sets forth a representative list of the Company's DS0 products and their applications:

           Product                                Description                             Applications
           -------                                -----------                             ------------

DST...................          Data Station Termination unit providing          Point of sale, lottery and
 ......................          maintenance and equalization of data             other analog data.
 ......................          transmission.

Tandem................          Provides DSO and analog channel cross            Special services inter-office
 ......................          connections  in tandem D4 environment            cross connections.


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






---------------------------

FlexCap, FlexCap2, FlexPak, QuadJack, SlimJack, SmartLink and PROACT are trademarks of Westell Technologies, Inc. AccessVision and SuperVision are registered trademarks of Westell Technologies, Inc. All other names indicated by
(R) or (TM) are registered trademarks or trademarks of their respective owners.
---------------------------



RESEARCH AND PRODUCT DEVELOPMENT

         The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process. Research and development expenses for fiscal 1997, 1998 and 1999 were $22.0 million $26.6 million and $26.6 million, respectively. To date, all research and development costs have been charged to operating expense as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred.

         There can be no assurance that the Company will be able to introduce products under development as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology or new product announcements by competitors. See Risk Factors

         The Company and products under development are subject to industry wide standardization organizations which include, the American National standards Institute ("ANSI"), the International Telecommunications Union ("ITU") and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon DMT transceiver technology. Westell incorporates DMT technology into its DSL products. The Company has not developed a transceiver technology for its product offerings and it is dependent transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for transceiver technologies to be used in ADSL systems by the Company. Absent the proper relationships with key transceiver technology vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products that require transceiver technologies not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.



         The ITU is expected to complete a final determination of G.Lite in September 1999. The effect of a G.Lite spliterless specifications on the Company's products is unclear. The Universal ADSL Working Group (UAWG), formed in January 1998 by leading companies in the personal computer, telecommunications and networking industries, is in the process of establishing splitterless ADSL specifications ("G.Lite") based upon an open, interoperable, ITU standard. Although products based upon the expected G.Lite standard would essentially eliminate the telephone wiring modifications at the customer premises that is required by full DSL products, trials of the G.Lite products indicate that multiple distributed splitters may be required at the customer premises for G.Lite products instead of the single, master splitter required by full rate DSL products. This makes customer premises installations of the G.Lite products potentially more expensive than full rate ADSL product installations. The differences in the initial costs, premises wiring requirements, and data rates between G.Lite products and full rate ADSL products could confuse the marketplace and delay a mass market adoption of either approach. Additionally, some of the Company's products will require design changes to achieve compliance with the expected G.Lite standard. Further, as the Company is dependent on its strategic silicon partners for providing G.Lite versions of transceiver technology and these standards are still not finalized, there can be no assurance that the Company will have a G.Lite trasceiver technology in a timely manner for product development.

         During the last fiscal year, the DSL industry has focused on achieving interoperability between different vendors. The expectation is that widespread availability of interoperable equipment from different vendors would speed market deployment by eliminating dependencies between customer equipment and the equipment used by the service provider. Although Westell participates in interoperability tests and programs, there is no assurance that widespread equipment interoperability would increase unit sales volumes as interoperability has not been an issue in the market to date. Additionally, improved equipment interoperability could also increase price pressure on the Company's ADSL products.

         The Company's engineering is conducted in accordance with ISO 9001, which is the international standard for quality management systems for design, manufacturing and service. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a low cost, high quality provider, without compromising functionality or serviceability. The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

STRATEGIC ALLIANCES

         The Company's business strategy involves entering into selected strategic alliances with other companies that are intended to secure complementary technologies, insure access to transceiver technology chipsets at the lowest possible cost and to better market its products. These relationships are expected to enable the Company to more quickly develop products and penetrate markets and to be able to price its products competitively. The success of the Company is, and will be, dependent on the efforts of its strategic partners. The Company's strategic alliances primarily relate to the development, manufacture and marketing of DSL systems. Examples of the Company's alliances include the following:

         Fujitsu Telecom Europe Limited - Effective April 1998, the Company entered into a partner agreement to design and manufacture ADSL products for Fujitsu Telecom. Fujitsu Telecom will distribute the product in Europe and other worldwide opportunities. The Company is subject to receive royalty payments in the event that Fujitsu chooses to manufacture the products.

         Adtran - Effective March 1998, the Company entered into an agreement with Adtran, Inc. to develop and market certain products as a member of Adtran's Total Access partner program. Total Access is a multi-service access system that can provide services from 56 Kbps to over 6 Mbps via T-1, HDSL or fiber optic media. The Total Access partner program provides for different vendors to supply components of the Total Access System.

         Alcatel (formerly DSC) - In January 1997, the Company and DSC Telecom L.P. entered into an agreement for the design and development of an ADSL line card and the licensing of the Company's ADSL technology for incorporation in DSC's Litespan(R) 2000 digital loop carrier system. In May 1997, the Company and DSC entered into an agreement for DSC to distribute the Company's ADSL Remote Terminal Unit ("ATU-R") modem, to its own customers to complement the Litespan ADSL line card. In fiscal 1999, Alcatel, a competitor, acquired DSC. The Company is unable to predict what effect this acquisition, if completed, will have on this alliance.
See Risk Factors.

         Alcatel USA - In March 1999, the Company signed an agreement with Alcatel USA, a Division of Alcatel Networks. The Company gained the right to use Alcatel USA's DSLAM product to assist the Company in its development of Customer Premise Equipment that successfully interoperates with Alcatel equipment.

         Lucent - In September 1997, the Company and Lucent Technologies, Inc. entered into an agreement for the design and development of a dual ADSL line card and a ATM multiplexer card incorporating the Company's ADSL technology for use in Lucent's SLC(R) Series 5 and SLC-2000 digital loop carrier systems. In November 1997, the Company and Lucent entered into a nonexclusive agreement to integrate the Company's SuperVision(R) DSLAM broadband capabilities with Lucents' 5ESS(R) switch product. Under this agreement, Lucent will market and sell the ADSL enabled SLC and SuperVision solutions.

CUSTOMERS

         The Company's principal customers historically have been U.S. telcos. Since fiscal 1993, the Company has also marketed its products internationally. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter exchange carriers and the U.S. federal government. International revenues represented approximately $4.4 million, $8.5 million and $8.5 million of the Company's revenues in fiscal 1997, 1998 and 1999, respectively, accounting for 5.5%, 9.9% and 9.1% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the RBOCs and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 61.9%, 51.1% and 46.6% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively and sales to Ameritech accounted for 16.2% of the Company's revenues in fiscal 1999. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. The Company has supply contracts with most of its major customers, but these contracts typically do not establish minimum purchase commitments.

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company markets its products internationally in over 40 countries under various distribution arrangements that include strategic partnerships, OEM agreements, technology licenses, distributors, and internationally based sales personnel. As of March 31, 1999, the Company's equipment marketing, sales and distribution programs were conducted by 118 employees.

         For large telephone companies, such as the RBOCs and Post Telephone and Telegraphs (PTTs)], the Company sells its DSL products indirectly through its strategic partners. See "--StrategicAlliances." These large telcos purchase their DSL products in a portfolio with other telecommunications products. Westell provides DSL equipment and services for the central office and telco networks to its strategic partners who then sell those products along with other related products to the telcos. The Company sells its DSL modems, for use by residential and business customers on their premises, directly to small and medium-sized providers.

         International revenues represented 5.5%, 9.9% and 9.1% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively. The Company's international operations are based in Aurora, Illinois and a distribution and service network that supports customers in more than 40 countries.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies such as RADSL or DSLAM. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the telcos, telcos' budgets and regulatory issues affecting telcos and other local access service providers. In addition, the requirement that telcos obtain FCC approval for certain services prior to their implementation has in the past delayed the approval processes. See Risk Factors.

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

         The Company has supply contracts with most of its major customers. These contracts may require the Company to accept returns of products or indemnify such customers against certain liabilities arising out of the use of the Company's products. Although, to date, the Company has not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on the Company's business and results of operations.

         The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been relatively insignificant. The Company's standard limited warranty for its ADSL products ranges from one to five years. Since the Company's DSL products are new, with limited time in service, the Company cannot predict the level of warranty claims that it will experience for these products. See Risk Factors

MANUFACTURING

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

         A substantial portion of the Company's shipments in any fiscal period relate to orders for certain products received in that period. Further, a significant percentage of orders, such as NIU's, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and limited finished goods inventory at its manufacturing facility. In addition, the Company maintains some finished goods inventory at the customer's site pursuant to an agreement that the customer will eventually purchase such inventory. Final testing and shipment of products to customers occurs in the Company's Aurora, Illinois facilities. The Company's domestic facilities are certified pursuant to ISO 9001.

         The Company believes that because a substantial portion of customer orders for of DS0 and DS1 products are filled within the quarter of receipt, the Company's backlog is not a meaningful indicator of actual revenues for these products for any succeeding period In general, customers purchasing DSL products may reschedule orders without penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their DSL product needs. Since backlog of DSL products can be rescheduled without penalty, the Company does not believe that its backlog of DSL products is a meaningful indicator of future revenues from DSL products.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the DS1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Nokia,ECI Telecom, Ltd., Ericsson, Cisco Systems, Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Certain of our competitors are large network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this competition by entering into strategic alliances to offer integrated solutions in addition to our ADSL product offering. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers' requirements will materially adversely affect the Company's business and results of operations.

         The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act permits the RBOCs to engage in manufacturing activities. Therefore, RBOCs, which are the Company's largest customers, may potentially become the Company's competitors as well. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Many telcos and other local access providers have adopted policies that favor the deployment of fiber. To the extent that customers choose to install fiber and other transmission media between the central office and the end user, the Company expects that demand for its copper wire-based products will decline. Telcos face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telcos decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for ADSL products could decline. In addition, the deployment of certain products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. Specifically, the development of G.Lite products may reduce the demand for the Company's existing ADSL products. The deployment of HDSL systems in the U.S., which reduces telcos' need for T-1 repeaters and NIUs, may result in a decrease in demand for Westell's DS1-based products. The Company believes that the domestic market for many of its DS0-based products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See Risk Factors

TELECONFERENCE SERVICES

         Conference Plus, Inc. ("CPI"), founded in 1988, is a leading provider of fully managed, multi-point electronic meeting services utilizing teleconferencing technologies. The Company is an 88.2% owned subsidiary of Westell Technologies, Inc. and manages its teleconferencing services through its operations center located in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland. CPI enables its customers to share information via the telecommunications based mediums of audio, video, document and data conferencing, thus allowing customers to increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconferencing technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         CPI services generated $10.3 million, $14.1 million and $21.3 million in revenues in fiscal 1997, 1998 and 1999, respectively. A majority of CPI's revenues are derived from private label commercial teleconferencing services where customers market CPI services under their own brand name. Such companies choose to private label audio and video teleconferencing because it provides a complete outsource of internal and commercial services. The outsourcing of private label conference services is also desired by network carriers and RBOCs because it fundamentally differs from the core products of these providers. Audio and video teleconferencing is a people-intensive service, requiring high levels of concentration on the execution of each and every call. In addition to privately branded teleconferencing services, CPI offers a wide range of direct commercial teleconferencing services and multi point video conference bridging. The audio conferencing services include; 1) operator initiated calls where the CPI operator calls the participants, 2) operator assisted calls where the customer dials in on their own network ("meet-me") or the customers call into a toll free network ("800 meet-me") and, 3) fully automated services ("pass code") where the customers use a pre-assigned code to access the conference call without the assistance of an operator. Expanded capabilities also provide for advanced meeting service optioning which include, call polling, questions & answer queuing, broadcast/listen only, integrated voice response digital playback, conference call tape recording and playback, transcription and reservation/resource management services.

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

         Multimedia and IP Capability- Offer customers the ability to conduct multi-point conferencing services using a variety of media including voice, video and Internet Protocol applications.

         Commitment to Service Quality, Customer Service and Low-Cost Operations
              - CPI recognizes that providing high quality service is an important aspect affecting CPI's ability to compete in both the domestic and international teleconferencing markets. The Company's commitment to continuous improvement and total customer satisfaction is evidenced by its use of a total quality management program which has resulted in CPI becoming ISO 9002 certified in November 1997. CPI will continue to focus on total quality management and continuous improvement to meet and exceed customer expectations. In addition, CPI's focus will also include implementation of cost improvements to allow CPI to offer world class services at low cost to remain competitive in its teleconference service offerings.

         CPI sells its services in the U.S. principally through its domestic in-house sales organization, through agents under contract to CPI and through the efforts of the Company's Private Label customers. As of March 31, 1999, CPI's sales, service representative and agent support programs were conducted by 35 employees.

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

GOVERNMENT REGULATION

         The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telco services and other terms on which telcos conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act lifted certain restrictions on telcos' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established whereby telcos may provide various types of video services. Rules to implement these new regulations have been established whereas statutory provisions are now being considered by the FCC.

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

         Many of the Company's products incorporate technology developed and owned by third parties. For example, the Company is dependent upon third party suppliers for DSL transceiver technology. Consequently, the Company must rely upon third parties to develop and introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Any impairment or termination of the Company's relationship with any licensors of third-party technology would force the Company to find other developers on a timely basis or develop its own technology. There can be no assurance that the Company will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that the Company will obtain third-party technology on commercially reasonable terms or that the Company will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business and results of operations.

         The Company's DSL products are dependent upon transceiver technology licensed or sourced from third party suppliers. These licenses or sourcing alliances are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Without a third party transceiver technology the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of ADSL transceiver technology are not available to the Company at commercially acceptable terms, the Company's business and results of operations would be materially and adversely affected.

EMPLOYEES

         As of March 31, 1999, the Company had 740 full-time employees. Westell's equipment manufacturing business had a total of 533 full-time employees, consisting of 118 in sales, marketing, distribution and service, 161 in research and development, 219 in manufacturing and 35 in administration. Conference Plus had a total of 207 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

                             ----------------------

                                  RISK FACTORS



         You should carefully consider the following risk factors in addition to the other information contained and incorporated by reference in this prospectus before purchasing our Class A Common Stock. You should also consider the other information in this prospectus and the additional information in our other reports filed with the SEC and incorporated by reference into this prospectus. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe immaterial may also impair our business operations.

WE HAVE INCURRED AND CONTINUE TO EXPECT LOSSES

        Due to our significant ongoing investment in DSL technology, we have incurred and anticipate that our losses may extend through each of the fiscal 2000 quarters. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 1999, we had operating losses of approximately $35.1 million, net losses of $ 35.0 million.

         Our core DS0 and DS1 products are not expected to generate sufficient revenues or profits to offset any losses that we may experience due to a lack of sales of DSL systems. As a result, if telephone companies fail to deploy our DSL systems, and we therefore do not receive significant revenues from DSL sales, then our business and operating results may be materially adversely affected in the future.

         We believe that our future revenue growth and profitability will depend on:

o creating sustainable DSL sales opportunities either directly or in conjunction with strategic partners;
o    developing new and enhanced DS1 products;
o    developing other niche products for both DSL and DS1 markets;
     and
o    growing our teleconference service revenues.

We can offer no assurances that we will achieve profitability in the future.

WE DEPEND ON ADSL MARKET ACCEPTANCE AND GROWTH  FOR FUTURE SUCCESS

         We expect to continue to invest significant resources in the development of DSL products. Because the DSL market is in its early stages, our DSL revenues have been difficult to forecast. If the DSL market fails to grow or grow more slowly than anticipated, then our business, revenues and operating results would be materially adversely affected.

         Customers have only recently begun to consider implementing ADSL products in their networks. we have shipped most of our ADSL products for trials and early deployment. Our customers are in initial service deployments and are not contractually bound to purchase our DSL systems in the future. We are unable to predict whether these initial service deployments or other technical or marketing trials will be successful and when significant commercial deployment of our products will begin, if at all. The timing of DSL orders and shipments can significantly impact our revenues and operating results.

         Even if our customers adopt policies favoring full-scale implementation of DSL technology, our DSL-based sales may not become significant. There is no guaranty that our customers will select our DSL products instead of competitive products. If we fail to significantly increase our ADSL sales, then our business, operating results and financial condition will be materially adversely affected.

PRICING PRESSURES ON PRODUCTS MAY AFFECT OUR ABILITY TO BECOME PROFITABLE

        Competition in the DSL market continues to grow. Bids for recent field trials of ADSL-based products implicitly assume "forward pricing," (that is, pricing ADSL products to reflect the expectation of large future volumes and corresponding reductions in manufacturing costs) or "portfolio pricing" (that is providing ADSL at a lower price as part of a bundle of other equipment and/or services. We are offering DSL products based upon forward pricing. For instance in the September and December 1998 quarters, we shipped ADSL products to customers that were priced below our current production costs. As a result, we recognized forward pricing losses of approximately $1.7 million and $800,000, respectively, for DSL orders received during those quarters. Such pricing will cause us to incur losses on a substantial portion of our ADSL product sales unless and until we can reduce manufacturing costs. We believe that manufacturing costs may decrease when (i) more cost-effective transceiver technologies are available, (ii) product design efficiencies are obtained, and
(iii) economies of scale are obtained related to increased volume. There is no guaranty that we will be able to secure significant additional orders and reduce per unit manufacturing costs that we have factored into our forward pricing of ADSL products.

We also believe that, following the expected pronouncement of the International Telecommunication Union standard for G.Lite in late 1999, competition will result in pricing pressure and "forward pricing" with respect to splitterless ADSL products.

Accordingly, we could continue to incur losses in connection with sales of DSL products even if our DSL unit volume increases, which would have material adverse effect on us.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, CAUSING OUR STOCK PRICE TO BE VOLATILE OR DECLINE

         We expect to continue to experience significant fluctuations in quarterly operating results. Factors that have had and may continue to influence our quarterly operating results include:

               o the size and timing of customer orders and subsequent shipments;
               o    customer order deferrals in anticipation of new products;
               o cancellation or deferral of one or a small number of our customer orders;
               o timing of product introductions or enhancements by us or our competitors;
               o    market acceptance of new products;
               o    technological changes in the telecommunications industry;
               o    competitive pricing pressures;
               o    accuracy of customer forecasts of end-user demand;
               o    write-offs for obsolete inventory;
               o    changes in our operating expenses;
               o    personnel changes;
               o    foreign currency fluctuations;
               o    changes in the mix of products sold;
               o    quality control of products sold;
               o    disruption in sources of supply;
               o    regulatory changes;
               o    capital spending;
               o    delays of payments by customers; and

               o    general economic conditions.

         Sales to our customers typically involve long approval and procurement cycles and can involve large purchase commitments. Cancellation or deferral of one or a small number of orders could cause significant fluctuations in our quarterly operating results. As a result, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, these quarterly fluctuations make it more difficult to forecast our revenues. Therefore, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors.

         In addition, we expect to continue to evaluate new product opportunities and engage in extensive research and development activities. As a result, we will continue to invest heavily in research and development and sales and marketing, which will adversely affect short-term operating results. Due to our significant ongoing investment in research and development and sales and market development, we anticipate that our losses may extend through each of the fiscal 2000 quarters. In view of our reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, we believe that period to period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

OUR LACK OF BACKLOG MAY AFFECT OUR ABILITY TO ADJUST TO AN UNEXPECTED SHORTFALL IN ORDERS

        Because we generally ship products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have immediate adverse impact on our business and operating results.

EVOLVING INDUSTRY STANDARDS MAY ADVERSELY AFFECT OUR DSL SALES

         Industry wide standardization organizations, such as the American National Standards Institute in the United States and the European Telecommunications Standards Institute, are responsible for specifying transmission standards for telecommunications technologies. DMT technology is the industry transmission ADSL standard adopted by these organizations. We have not internally developed a transceiver technology for our product and are dependent on transceiver technologies sourced from third parties. We have established multiple strategic relationships with transceiver technology vendors for DSL transceiver technologies to be used in our DSL systems. Absent the proper relationships with key transceiver technology vendors, our products may not comply with the developing standards for DSL. If customers require standards-based products that require transceiver technology not available to us under reasonable terms and conditions, then our business and operating results.

         Various competitors and industry groups continue to introduce several variations of DSL. The Universal ADSL Working Group has worked to establish splitterless ADSL specifications (known as G.Lite) leading to an open, interoperable standard. G.Lite is designed to enable simple "plug and play" access by consumers, thereby significantly lowering telephone companies' initial installation costs. We are dependent on our strategic transceiver technology vendors for providing a "G.Lite" transceiver technology. Since standards have not been established for these G.Lite versions, there can be no assurance that these versions will be available to us in a timely manner for the purpose of product development. Although we expect that the G.Lite specifications will be announced by the end of 1999, there can be no assurance that the Universal ADSL Working Group will agree upon such specifications in a timely fashion if at all. The G.Lite standard could delay deployment of our full rate ADSL offerings by customers.

         The attempted introduction of competing standards or alternate implementation specifications could result in confusion in the market and delay any decisions regarding deployment of DSL systems until various specifications are determined by the various standards bodies. The inability to meet customer requirements or the continual introduction of new DSL offerings could delay the decision process of DSL system deployment. Any delay would materially adversely impact sales of our DSL product offerings and could have a material adverse effect on our business and operating results.

THERE CAN BE NO ASSURANCE THAT WE WILL DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS OR THAT OUR PRODUCTS WILL NOT BECOME OBSOLETE BY CHANGING TECHNOLOGY OR NEW PRODUCTS.

         The markets for our products are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and evolving telephone company service offerings. If technologies applicable to our products (or telephone company service offerings based on our products) become obsolete or fail to gain widespread commercial acceptance, then our business and operating results will be materially adversely affected.

         Moreover, the introduction of products embodying new technology or changes in telephone company services could render our existing products, as well as products under development, obsolete and unmarketable. For example, we believe that the continued deployment of new technologies in the U.S., such as HDSL, in the local access network will adversely affect demand for certain of our existing products such as our Network Interface Units, which accounted for at least 50% of our revenues in each of the last three fiscal years. Further, we believe that the domestic market for many of our DS0-based products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed.

         Our future success will largely depend upon our ability to continue to enhance our existing products and to successfully develop and market new products on a cost-effective and timely basis. In this regard, most of our current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. While we have competed successfully to date by developing high performance products for transmission over copper wire, we expect that the increasing deployment of fiber and wireless broadband transmission in the local access network (each of which uses a significantly different process of delivery) will require us to develop new products to meet the demands of these emerging transmission media.

WE MAY EXPERIENCE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS

         If we fail to deploy new and improved products, our competitive position and financial condition would be materially and adversely affected. Our past sales have resulted from our ability to anticipate changes in technology, industry standards and telephone company service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Delays in product development are affected by rapid technological changes in the telecommunications industry, the Regional Bell Operating Companies' lengthy product approval and purchase processes and our reliance on third-party technology for the development of new products. There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that we will have the financial and manufacturing resources necessary to continue to successfully develop new products based on emerging technology or to otherwise successfully respond to changing technology and industry standards and telephone company service offerings.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES

         We expect competition to increase in the future especially in the emerging ADSL market. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to capture increased market share. Our principal competitors in the DS0 market are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Our principal competitors in the DS1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. Our current competitors in the ADSL market include Alcatel Network Systems, AGCS, Cabletron, ECI Telecom, Ltd., Nokia, Copper Mountain, Cabletron, Ltd., Ericsson, Cisco Systems, Lucent Technologies, Inc., Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. In addition, the Telecommunications Act permits the Regional Bell Operating Companies to engage in manufacturing activities. Therefore,

Regional Bell Operating Companies, which are our largest customers, may potentially become our competitors as well. We expect continued aggressive tactics from many of these competitors such as:

               o    Forward pricing of products;
               o    Early announcements of competing products;
               o    "One-stop shopping" appeals;
               o    Customer financing assistance; and
               o    Intellectual property disputes.

These tactics can be particularly effective in a highly concentrated customer base such as ours.

         Many of our competitors are large network level system suppliers who are much larger than us and can offer all elements of a network solution.

         In addition, the development of G.Lite products could enable other companies with less technological expertise than us to more readily enter the DSL market and could place additional pricing pressures on our other ADSL products.

         We have addressed our competition by entering into strategic alliances to offer integrated solutions in addition to our overlay ADSL product offering. Our ability to compete with these larger system suppliers will depend on the success of our alliances and system solutions. Our inability to form successful alliances and develop systems that meet customer requirements will materially adversely affect our business and operating results.

         Any increase in competition could reduce our gross margin, require increased spending on research and development and sales and marketing, and otherwise materially adversely affect our business and operating results.

         Our products also face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Rockwell International and Nortel are collaborating on development of consumer digital subscriber line, known as CDSL, a 1 Mbps digital modem technology. The companies anticipate that CDSL modems will be priced, sold, and installed similarly to the way 56 Kbps modems are handled today. Further, many telephone companies and other local access providers have adopted policies that favor the deployment of fiber. To the extent that telephone companies choose to install fiber and other transmission media between the central office and the end user, we expect that demand for our copper wire-based products will decline. Telephone companies also face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. If telephone companies decide not to aggressively respond to this competition and fail to offer high speed digital transmission, then the overall demand for ADSL products will decline. In addition, the deployment of certain products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by us such as our Network Interface Units.

         Our subsidiary Conference Plus, Inc. also participates in the highly competitive industry of voice, video, and multimedia conferencing services. Competitors include stand-alone conferencing companies and major telecommunications providers. In addition, Internet Service Providers may attempt to expand their revenue base by providing conferencing services. Conference Plus's ability to sustain growth and performance is dependent on its:

o        maintenance of high quality standards and low cost position;
o        continued operational excellence;
o        strong alliances and partnerships;
o        international expansion; and
o        evolving technological capability.

INDUSTRY CONSOLIDATION COULD MAKE COMPETING MORE DIFFICULT

         Consolidation of companies offering high speed local data products is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors and our customers' competitors. We cannot assure that we will be able to compete successfully in an increasingly consolidated industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS

         We have and will continue to depend on the Regional Bell Operating Companies and other independent local exchange carriers for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for 61.9%, 51.1% and 46.6% of our revenues in fiscal 1997, 1998 and 1999, respectively. Consequently, our future success will depend significantly upon the timeliness and size of future purchase orders from the Regional Bell Operating Companies, the product requirements of the Regional Bell Operating Companies, the financial and operating success of the Regional Bell Operating Companies, and the success of the Regional Bell Operating Companies' services that use our products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on our business and operating results. In addition, sales to our largest customers have fluctuated and are expected to fluctuate significantly from quarter to quarter and year to year. The loss of customers or the occurrence of sales fluctuations would materially adversely affect our business and operating results. Even if demand for our products is high, the Regional Bell Operating Companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

         SBC Communications and Pacific Telesis have recently completed a merger, SBC Communications and Ameritech, and Bell Atlantic and GTE each have received merger approval from the requisite percentage of their shareholders.

         Conference Plus's customer base is very concentrated as its top ten customers represent a large portion of revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Any loss of a major account, would have a material adverse effect on Conference Plus, Inc. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

OUR CUSTOMERS HAVE LENGTHY PURCHASE CYCLES AND ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US

        The Regional Bell Operating Companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including the complexity of the product involved, priorities of telephone companies, telephone companies' budgets and regulatory issues affecting telephone companies. The requirement that telephone companies obtain FCC approval for certain new telephone company services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse affect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guaranty that such approvals or that ensuing sales of such products will continue to occur.

WE ARE DEPENDENT ON THIRD-PARTY TECHNOLOGY

         Many of our products incorporate technology developed and owned by third parties. Consequently, we must rely upon third parties to develop and introduce technologies which enhance our current products and to develop new products. Any impairment or termination of our relationship with any licensers of third-party technology would force us to find other developers on a timely basis or develop our own technology. There is no guaranty that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on business and operating results.

         ADSL products are dependent upon CAP and DMT transceiver technologies licensed or sourced from third party suppliers. Without a third party transceiver technology we would not be able to produce any of our ADSL systems. GlobeSpan Semiconductor, Inc. is currently the sole provider of the CAP transceiver technology and we currently have entered into alliances with Alcatel, Analog Devices, Inc (ADI), Motorola and Texas Instruments to source their DMT transceiver technology. These licenses or sourcing alliances are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Consequently, if our third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to us and other alternative sources of ADSL transceiver technology are not available to us at commercially acceptable terms, then our business and operating results would be materially and adversely affected.

WE ARE DEPENDENT ON SOLE OR LIMITED SOURCE SUPPLIERS

         Certain key components, such as integrated circuits and other electronic components, used in our products are currently available from only one source or a limited number of suppliers. For example, we currently depend on GlobeSpan Technologies, Alcatel and ADI to provide critical integrated circuits used in the Company's ADSL products. In addition, certain electronic components are currently in short supply and are provided on an allocation basis to us and other users based upon past usage. There is no guaranty that we will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to us on commercially reasonable terms. Integrated circuits and electronic components are key components in all of our products and are fundamental to our business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, we have experienced delays in the receipt of certain of our key components, such as integrated circuits, which have resulted in delays in related product deliveries. We anticipate that integrated circuit production capacity and availability of certain electronic components of our suppliers may be insufficient to meet demand for such components in the future. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components as required, could result in delays or reductions in product shipments, and consequently have a material adverse effect on our customer relationships and our business and operating results.

OUR SUCCESS IS DEPENDENT ON PARTNERS AND ALLIANCES

        We have developed and maintain partnerships and alliances with other companies in order to secure complementary technologies, to lower costs, and to better market and sell our products. These partnerships and alliances provide important resources and channels for us to compete successfully. For example, our partnership with Lucent Technologies for the development of ADSL line cards enables us to access to a significant number of potential customers. We cannot provide any assurances that these partnerships will continue in the future. A loss of one or more partnerships and alliances could materially adversely affect our business and operating results.

OUR SERVICES ARE AFFECTED BY UNCERTAIN GOVERNMENT REGULATION AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS

         Many of our customers are subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect us directly, the effects of such regulations on our customers may, in turn, adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of certain markets. The Telecommunications Act lifted certain restrictions on telephone companies' ability to provide interactive multimedia services including video on demand. The Telecommunications Act establishes new regulations whereby telephone companies may provide various types of video services. Rules to implement these new statutory provisions are now being considered by the FCC. While the statutory and regulatory framework for telephone companies providing video products has become more favorable, it is uncertain at this time how this will affect telephone companies' demand for products based upon ADSL technology. In addition, our business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers or by the imposition of export restrictions on products that we sell internationally. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect our business and operating results.

         In addition, the Telecommunications Act permits the Regional Bell Operating Companies to engage in manufacturing activities after the FCC authorizes an RBOC to provide long distance services within its service territory. An RBOC must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, an RBOC will be permitted to engage in manufacturing activities and the Regional Bell Operating Companies, which are our largest customers, may become our competitors as well.

POTENTIAL PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS

        We have supply contracts with most of our major customers. These contracts typically do not establish minimum purchase commitments, and they may require us to accept returns of products or indemnify such customers against certain liabilities arising out of the use of our products. Although, to date, we have not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on our business and operating results. While we maintain a comprehensive quality control program, there can be no assurance that our products will not suffer from defects or other deficiencies or that we will not experience a material product recall in the future. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Any product recall as a result of such errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of our products.

WE MAY INCUR WARRANTY EXPENSES

        Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. If there are material deficiencies or defects in the design or manufacture of our products, then the affected products could be subject to recall. For the past five fiscal years, our warranty expenses have been relatively insignificant. Although we maintain a comprehensive quality control program, there is no guaranty that our products will not suffer from defects or other deficiencies or that we will not experience a material product recall in the future. Our standard limited warranty for its ADSL products ranges from one to five years. Since our DSL products are new, with limited time in service, we cannot predict the level of warranty claims that we will experience for these products. Despite testing, there is no guaranty that existing or future products based on DSL or other technology will not contain undetected errors or failures when first introduced or as new versions are released. Such errors or failures could result in warranty returns in excess of those that we have historically experienced and have a material adverse effect on our business and operating results.

RISKS DUE TO INTERNATIONAL OPERATIONS

        International revenues represented 5.5%, 9.9% and 9.1% of our revenues in fiscal 1997, 1998 and 1999, respectively. Our international revenues are subject to the risks of conducting business internationally, which includes unexpected changes in regulatory requirements, foreign currency fluctuations or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and telecommunications standards. Our contracts with international customers are typically denominated in foreign currency and any decline in the value of such currency could have a significant impact on our business and operating results. To date, we have not engaged in hedging with respect to its foreign currency exposure but may do so in the future. We are also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect our proprietary technology to the same extent, as do the laws of the U.S. There can be no assurance that the risks associated with our international operations will not materially adversely affect our business and operating results in the future or require us to modify significantly our current business practices.


OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS

        We are in the process of planning for the manufacturing capabilities necessary to supply and support large volumes of DSL products and systems and in the future may become increasingly dependent on subcontractors. In fiscal 1998, we have entered into a subcontracting relationship with Dovatron International for the assembly of its DSL printed circuit boards. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. Although we believe that alternative subcontractors or sources could be developed if necessary, the use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing a new subcontractor or supplier relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on our business and operating results. If we are not successful in increasing our manufacturing capacity in a timely and cost-effective manner, then the possible transition to subcontracting will not materially adversely affect our business and operating results. Our failure to effectively manage our growth would have a material adverse effect on our business and operating results.

ANY LOSS OF A CONFERENCE PLUS CUSTOMER WOULD ADVERSELY AFFECT US

        Conference Plus's customers continually undergo review and evaluation of their conferencing services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus's customers will cease this evaluation or bring some portion or all of their conferencing services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow their customer base. Any loss of a major customer could have a material adverse effect on our business and operating results.

THE CLASS A COMMON STOCK SOLD IN THIS OFFERING MAY SIGNIFICANTLY INCREASE THE SUPPLY OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The conversion of the Convertible Debentures and exercise of the Warrants into the public market could materially adversely affect the market price of the Class A Common Stock.

         On April 16, 1999, we issued $20,000,000 aggregate principal amount of Convertible Debentures. The Convertible Debentures are convertible into such number of shares of Class A Common Stock as is determined by dividing the principal amount of the Convertible Debentures by the lesser of (i) a periodically reset fixed price which is initially $6.372 per share, but will be adjusted under the terms of the Convertible Debentures, and (ii) the floating market price of our Class A Common Stock at the time of conversion (except that the market price can be imposed only under specific conditions). If our Class A Common Stock trades at a price less than the reset fixed price, then the Convertible Debentures will be convertible into shares of our Class A Common Stock at variable rates based on future trading prices of the Class A Common Stock and events that may occur in the future. Therefore, if the conversion price is less than $6.372, then the number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures will be inversely proportional to the market price of the Class A Common Stock at the time of conversion The number of shares of Class A Common Stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly. Assuming a conversion price of $6.372 per share, the Convertible Debentures will be convertible into approximately 3,138,731 shares of Class A Common Stock. Depending on market conditions at the time of conversion, however, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the Class A Common Stock. Purchasers of Class A Common Stock could therefore experience substantial dilution upon conversion of the Convertible Debentures. The shares of Class A Common Stock into which the Convertible Debentures may be converted are being registered pursuant to this Registration Statement.

         Also, the Warrants are subject to anti-dilution protection, which may result in the issuance of more shares than originally anticipated, if we issue securities at less than market value or the applicable exercise price. These factors may result in substantial future dilution to the holders of our Class A Common Stock.

WE RELY ON OUR INTELLECTUAL PROPERTY WHICH WE MAY BE UNABLE TO PROTECT, OR WE MAY BE FOUND TO INFRINGE THE RIGHTS OF OTHERS

         Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although we regard our technology as proprietary, we have only one patent on such technology related to Network Interface Units. We expect to seek additional patents from time to time related to our research and development activities. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our unpatented proprietary know-how. These measures, however, may not provide meaningful protection for our trade secrets or other proprietary information. Moreover, our business and operating results may be materially adversely affected by competitors who independently develop substantially equivalent technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. law. The telecommunications industry is also characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. From time to time we receive communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to us. There is no guaranty that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that we would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of our efforts. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.

OUR SUCCESS DEPENDS ON THE RETENTION OF KEY PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL KEY PERSONNEL.

         Our success is dependent, in part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. Competition for such personnel is intense and our inability to attract and retain additional key employees or the loss of one or more of our current key employees could materially adversely affect our business and operating results.

         In fiscal 1998, we entered into Severance Agreements with each named executive officer and certain other executive officers. These severance agreements provide that in the event such officer is terminated without cause or such officer resigns for good reason, as more fully described in the Severance Agreement, we shall pay to such officer severance payments equal to such officer's salary and bonus for the fiscal year in which the termination occurs, and the severance agreements also provide for the payment of certain amounts upon the occurrence of certain events. The executive officers entering into the severance agreements agreed not to compete with us for one year in the event that their termination entitles them to severance payments and not to solicit any of our employees for a period of one year after termination of such officer's employment.

OUR STOCK PRICE IS VOLATILE

         The price at which our Class A common stock will trade after this offering is likely to continue to be volatile and may fluctuate substantially due to factors such as:

               o Our historical and anticipated quarterly and annual operating results;
               o Variations between our actual results and analyst and investor expectations;
               o Announcements by us or others and developments affecting our business;
               o Investor perceptions of our company and comparable public companies; and
               o Conditions and trends in the data communications and Internet-related industries.

         In particular, the stock market has from time to time experienced significant price and volume fluctuations affecting the common stocks of technology companies, which may include data communications and Internet-related companies. These fluctuations may result in a material decline in the market price of our Class A common stock.

         Our common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future. Volatility can arise as a result of the activities of shore sellers and risk arbitrageurs, and may have little relationship to our financial results or prospects. Volatility can also result from any divergence between our actual or anticipated financial results and published expectations of analysts, and announcements we may make. This occurred in 1998. We attempt to address this possible divergence through our public announcements and reports; however, the degree of specificity we can offer in such announcements, and the likelihood that any forward-looking statements we make will prove correct in actual results, can and will vary. This is due primarily to:

o the uncertainties associated with our dependence on a small number of existing and potential customers;

               o    the impact of change in the customer mix;
               o    the actions of competitors;
               o long and unpredictable sales cycles and customer purchasing programs;
               o the absence of unconditional minimum purchase commitments from any customer;
               o a lack of visibility into our customers' deployment plans over the course of the capital equipment procurement year; and
               o the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity.

         Divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on relatively ADSL and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

WE MAY NEED ADDITIONAL FINANCING

         We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and increase our market share. As a result, the continuing operations of the Company's business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide finding for our operations. In April 1999, we completed a private placement of the Convertible Debentures and Warrants for $20 million to fund our operations. If we cannot generate sufficient cash flow from our operations, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, then our financial condition and operating results would be materially adversely affected. Under the terms of the sale of the Convertible Debentures and Warrants, we are not permitted to issue any equity securities or any equity-like securities, with certain exception, until October 11, 1999.

OUR PRINCIPAL STOCKHOLDERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE

         At March 31, 1999, as Trustees of the Voting Trust, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 75% of the votes entitled to be cast by the holders of our Common Stock. In addition, all members of the Penny family who are beneficiaries under the Voting Trust are parties to a Stock Transfer Restriction Agreement which prohibits such beneficiaries from transferring any Class A Common Stock or their beneficial interests in the Voting Trust acquired prior to November 30, 1995 without first offering such Class A Common Stock to the other members of the Penny family. Consequently, we are effectively under the control of Messrs. Penny and Simon, as Trustees, who have sufficient voting power to elect all of the directors and to determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

IF WE DO NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR BUSINESS COULD SUFFER

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, our computer programs that have date-sensitive software and software of companies into which our network is interconnected may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. If the system of other companies on whose services we depend or with whom our systems interconnect are not year 2000 compliant, it could have a material adverse effect on our business, prospects, financial condition and operating results. The year 2000 issue is discussed at greater length in the SEC documents that are incorporated by reference into this prospectus.

NO DIVIDENDS

         The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 2.  PROPERTIES

         During fiscal 1997 the Company moved into approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago. As of March 31, 1999 the Company also leases facilities in Schaumburg, Illinois and Lombard, Illinois for Conference Plus, and Cambridge, England and Dublin Ireland for its international operations. The Aurora facility that the Company began occupying in December 1996 was constructed through a majority owned Limited Liability Corporation ("LLC") with a real estate developer. During the construction period, the Company advanced the LLC the construction funding which as of March 31, 1997, was $14.4 million. In fiscal 1998 the LLC received proceeds of $16.2 million upon the sale of the Aurora facility at cost. The LLC repaid the Company the advanced construction funding during the second quarter of fiscal 1998 upon completing the sale of the facility to a third party. The Aurora facility was subsequently leased back by the Company in a related transaction with the same third party under a 20-year lease that runs through 2017.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 20, 1998, the majority stockholder approved, by majority written consent, an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock, authorized for issuance from 43,500,000 to 65,500,000 and approved an amendment to increase the number of shares available for grant under the Company's 1995 Stock Incentive Plan to 5,000,000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company effected its initial public offering on November 30, 1995 at a price to the public of $6.50 per share. The Company's Class A Common Stock is quoted on the NASDAQ National Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low closing sale prices for the Class A Common Stock as reported on the NASDAQ National Market.


                                                                                 High                   Low
Fiscal Year 1998
  First Quarter..............................................................25   7/8                  10 3/4
  Second Quarter.............................................................27   5/8                  17 1/4
  Third Quarter..............................................................24   7/8                  10 1/2
  Fourth Quarter.............................................................15   1/4                  10 3/4

Fiscal Year 1999
  First Quarter..............................................................13   7/8                   8 7/8
  Second Quarter.............................................................   10                      3 3/4
  Third Quarter..............................................................  8   1/4                  2 3/4
  Fourth Quarter.............................................................    9                      3 13/16

Fiscal Year 2000
  First Quarter (through June 22, 1999)...................................... 10  3/16                  3 7/8



         As of June 24, 1999, there were approximately 589 holders of record of the outstanding shares of Class A Common Stock.


Dividends

         The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1995, 1996, 1997, 1998 and 1999 and for each of the five fiscal years in the period ended March 31, 1999 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                                        Fiscal Year Ended March 31,
                                                       -------------------------------------------------------------
                                                           1995        1996        1997        1998          1999
                                                          ------      ------      ------      ------        -----
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues.............................................    $74,029     $83,236     $79,385      $86,351      $93,180

Cost of goods sold...................................     44,494      50,779      57,832       58,859       68,316
                                                         --------    --------    --------     -------     --------
     Gross margin....................................     29,535      32,457      21,553       27,492       24,864
                                                         --------    --------    --------     -------     --------
Operating expenses:
  Sales and marketing................................     12,169      13,744      16,214       19,296       19,442
  Research and development...........................     10,843      12,603      21,994       26,558       26,605
  General and administrative.........................      6,701       8,364       9,757       13,151       13,117
                                                                                                                 -
  Restructuring charge ..............................      --          --         --            1,383          800
                                                      ----------  ---------- -----------     --------    ---------
     Total operating expenses........................     29,713      34,711      47,965       60,388       59,964
                                                         --------     -------     -------     -------     --------
Operating loss from continuing
  operations.........................................       (178)     (2,254)    (26,412)     (32,896)     (35,100)
Other income (expense), net..........................         34        (226)      2,221       14,290          404
Interest expense.....................................        769         859         330          502          296
                                                           ------    --------    --------     -------     --------
Loss from continuing operations before
  income taxes.......................................       (913)     (3,339)    (24,521)     (19,108)     (34,992)
Benefit for income taxes.............................       (788)     (1,886)     (9,820)      (5,137)        --
                                                            -----  ----------   --------    ----------------------
Loss from continuing operations......................       (125)     (1,453)    (14,701)     (13,971)     (34,992)
Discontinued operations (loss).......................       (383)       (622)         (5)        --            --
                                                         --------  --------------------- ---------------------------
Net loss.............................................  $    (508)   $ (2,075)  $ (14,706)   $ (13,971)    $(34,992)
                                                       ==========  ==========  =========   ==========  ===========
Net loss per share: (1)
  Continuing operations..............................  $ (  0.01)    $ (0.05)   $  (0.41)     $ (0.38)    $  (0.96)
  Discontinued operations............................      (0.01)      (0.02)      (0.00)       (0.00)       (0.00)
                                                           ------    --------   --------    ---------    ---------
Net loss per share...................................  $ (  0.02)    $ (0.07)   $  (0.41)     $ (0.38)    $  (0.96)
                                                       ==========    ========   ========     ========    =========
Dividends declared per share.........................   $     --    $     --    $     --    $     --      $     --
Average number of basic and diluted
   common shares outstanding (1).....................     28,952      30,846      35,940       36,348       36,427


                                                                                  March 31,
                                                           1995        1996        1997        1998         1999
                                                           ----        ----        ----        ----         ----

Balance Sheet Data:
Working capital......................................    $ 1,280    $ 28,741    $ 65,105     $ 47,481     $ 12,213
Total assets.........................................     40,276      64,448     108,049       98,405       64,407
Revolving promissory notes...........................     11,089      --           --            --            500
Long-term debt, including current portion............      4,129       4,427       6,487        4,420        4,814
Total stockholders' equity...........................      7,558      38,985      86,188       73,141       39,124

---------------
(1)  Adjusted to reflect the two for one stock split of the Company's Class A
     Common Stock effected June 7, 1996. See Notes 1 and 6 of Notes to
     Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its DS0 and DS1 product lines, particularly the sale of NIUs and related products, which accounted for at least 50% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 10.9%, 14.4% and 13.0% of revenues in fiscal 1997, 1998 and 1999, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 13.0%, 16.4% and 22.9% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively. In July 1996, the Company completed the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

         The Company's customer base is comprised primarily of the RBOCs, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In late fiscal 1992, the Company significantly increased its investment in new product development based on emerging technologies, particularly ADSL, and began expanding its sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1997, 1998 and 1999.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities and expects to receive funding from certain partners to offset a portion of these development costs. This will require the Company to continue to invest in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, management anticipates losses in each of the fiscal 2000 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of ADSL products and developing new and enhanced DS1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from DS0 products have declined in recent years as telcos continue to move to networks that deliver higher speed from analog to digital transmission services. The Company also expects that revenues from NIU products in its DS1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:


                                                                                   Fiscal Year Ended March 31,
                                                                                   ---------------------------
                                                                                  1997          1998      1999
                                                                                  ----          ----      ----

Equipment .................................................................       87.0%         83.6%     77.1%
Services...................................................................       13.0          16.4      22.9
                                                                              --------        ------    -------
  Total revenues...........................................................      100.0         100.0     100.0

Cost of equipment..........................................................       64.9          59.9      59.5
Cost of services...........................................................        8.0           8.3      13.8
                                                                                 -----         -----    ------
  Total cost of goods sold.................................................       72.9          68.2      73.3
                                                                                 -----         -----     ------

    Gross margin...........................................................       27.1          31.8      26.7
                                                                                  ----         -----     -----

Operating expenses:
  Sales and marketing......................................................       20.4          22.3      20.9
  Research and development.................................................       27.7          30.8      28.5
  General and administrative...............................................       12.3          15.2      14.1
  Restructuring charge.....................................................        0.0           1.6       0.9
                                                                              --------        ------   -------

     Total operating expenses..............................................       60.4          69.9      64.4
                                                                                  ----         -----     -----

Operating loss from continuing operations..................................      (33.3)        (38.1)    (37.7)
Other income, net..........................................................        2.8          16.6       0.4
Interest expense...........................................................        0.4           0.6       0.3
                                                                                 -----         -----     -----

Loss from continuing operations before income taxes........................      (30.9)        (22.1)    (37.6)
Benefit for income taxes...................................................      (12.4)         (5.9)     (0.0)
                                                                                 ------        ------    ------

Loss from continuing operations............................................      (18.5)        (16.2)    (37.6)
Discontinued operations (loss).............................................       (0.0)         (0.0)     (0.0)
                                                                                  -----        ------    ------

Net loss...................................................................      (18.5)%       (16.2)%   (37.6)%
                                                                                ========      ========  ========


FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999

         Revenues. Revenues were $79.4 million, $86.4 million and $93.2 million in fiscal 1997, 1998 and 1999 respectively. Revenues increased 8.8% and 7.9% in fiscal 1998 and 1999, respectively, from the preceding years. The fiscal 1998 increase of $7.0 million was primarily due to expanded service revenue of $3.8 million, or a 37.1% increase from the previous year, resulting from increased audio conference calling volume from Conference Plus. The fiscal 1998 increase was also attributed to increases of $3.8 million and $3.1 million in DSL and DS1 equipment revenues, respectively. Higher unit shipments were offset in part by lower average unit selling prices due to changes in product mix and competitive pricing pressures. These revenue increases were partially offset by a $3.7 million decrease in DS0 equipment revenue. The decrease in DS0 revenue, which was anticipated, was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix as network providers continue their transition to digital products. The fiscal 1999 increase of $6.8 million was primarily due to increased service revenue of $7.2 million, or a 50.7% increase from the previous year, resulting from increased audio conference calling volume from the Company's Conference Plus, Inc. subsidiary. The fiscal 1999 increase was also attributed to an increase of $751,000 in DS1 equipment revenues. Higher unit shipments were offset in part by lower average unit selling prices due to changes in product mix and competitive pressures. These revenue increases were partially offset by decreases of $1.5 million and $349,000 in DS0 and DSL equipment revenue, respectively. The decrease in DS0 revenue was due to lower unit shipments as network providers continue their transition to digital products. The decrease in DSL revenue was due to lower average unit selling prices offset in part by increased unit volume.

         Gross Margin. Gross margin as a percentage of revenues was 27.1%, 31.8% and 26.7% in fiscal 1997, 1998 and 1999, respectively. The fiscal 1997 gross profit margin was significantly effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million during the third quarter of 1997. This inventory reserve was the result of the new generation product reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 33.4% for fiscal 1997. Fiscal 1998 gross margin decreased to 31.8% from the adjusted fiscal 1997 gross margin of 33.4%. The decrease in gross margin was primarily the result of continued pricing pressures and product mix changes for DS0 and DS1 products as well as aggressive pricing of DSL products to capture and stimulate early market activity. Fiscal 1999 gross margin decreased to 26.7% from the fiscal 1998 gross margin of 31.8%. The decrease in gross margin was primarily the result of continued pricing pressures and product mix changes for the DS0 and DS1 products as well as aggressive forward pricing of DSL systems.

         Sales and Marketing. Sales and marketing expenses were $16.2 million, $19.3 million and $19.4 million in fiscal 1997, 1998 and 1999, respectively, constituting 20.4%, 22.3% and 20.9% of revenues, respectively. The increase in sales and marketing expenses in fiscal 1998 was primarily due to staff additions, in both domestic and international markets, to support and promote the Company's product lines, particularly ADSL products. Sales and marketing was up slightly in fiscal 1999 due to increases at Conference Plus to support growth in the teleconference service revenue. This increase was partially offset by decreases resulting from management initiatives undertaken late fiscal 1998 to streamline DSL sales and marketing. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

         Research and Development. Research and development expenses were $22.0 million, $26.6 million and $26.6 million in fiscal 1997, 1998 and 1999, respectively, constituting 27.7%, 30.8% and 28.6% of revenues, respectively. The fiscal 1998 increase in research and development expense was due primarily to costs associated with additional personnel and increased contract development expenses to support new and existing product development. Research and development expenses were essentially unchanged in fiscal 1999 reflecting positive results from management initiatives undertaken late fiscal 1998 to streamline DSL research and development. The Company believes that a continued investment in research and development will be required for the Company to remain competitive.

         General and Administrative. General and administrative expenses were $9.8 million, $13.2 million and $13.1 million in fiscal 1997, 1998 and 1999, respectively, constituting 12.3%, 15.2% and 14.1% of revenues, respectively. The fiscal 1998 increase in general and administration expense was due primarily to additional personnel to handle expanded corporate infrastructure in domestic and international markets. The increase in fiscal 1998 general and administrative expenses also included a one-time charge of approximately $600,000 related to retirement benefits granted to Gary F. Seamans, former Chairman and Chief Executive Officer. The fiscal 1999 decrease was primarily due to decreases resulting from management initiatives undertaken late fiscal 1998 to streamline DSL general and administrative functions. These decreases were offset in part by infrastructure increases at Conference Plus to support growing teleconference service revenues.

         Restructuring charge. The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 1999, the Company has paid $1.2 million of the restructuring costs charged in fiscal 1998 and $200,000 of the restructuring costs charged in fiscal 1999.

The restructuring charges and their utilization are summarized as follows:


                                   1998       1998  To be          1999      1999  To be
(Dollars in thousands)           Charge   Utilized  Utilized     Charge  Utilized   Utilized
------------------------------ --------- ---------- --------- ---------- --------- ----------
Employee Costs.............        $561       $287      $274       $690      $363       $601
Contract Costs.............         736        647        89         --        --         89
Legal and Other Costs......          86         23        63        110        19        156
============================== ========= ========== ========= ========== ========= ==========
Total......................     $ 1,383       $957      $426       $800      $382       $844
============================== ========= ========== ========= ========== ========= ==========



     Other income, net. In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one-time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the effect of this one time benefit, Other income, net would have been $2.3 million for fiscal year ended March 31, 1998. Excluding the one time item, Other income, net for the years ended March 31, 1997, 1998 and 1999 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

     Interest Expense. Interest expense was $330,000, $502,000 and $296,000 for fiscal 1997, 1998 and 1999, respectively. The fiscal 1998 increase in interest expense was a result of additional borrowings under equipment notes made during fiscal 1997 to finance property and equipment purchases. The fiscal 1999 decrease in interest expense was a result of reduced borrowings.

     Benefit for Income Taxes. Benefit for income taxes was $9.8 million, $5.1 million and $0.0 in fiscal 1997, 1998 and 1999, respectively. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to utilize $398,000, $700,000 and $750,000 respectively, in tax credits primarily generated by increasing research and development activities. The Company recorded valuation allowances of $2.9 million in the fourth quarter of fiscal 1998 and $12.3 million in fiscal 1999 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. The Company has approximately $4.4 million in income tax credit carry forwards and a tax benefit of $27.3 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

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



                                                                 Quarter Ended
                     --------------------------------------------------------------------------------------------------------------
                                               Fiscal 1998                                              Fiscal 1999
                     ---------------------------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                1997      1997       1997       1998       1998       1998       1998       1999
                                ----      ----       ----       ----       ----       ----       ----       ----
                                                                   (in thousands)
Equipment .................    $16,336   $18,439    $18,082    $19,349    $18,386    $17,942   $18,140    $17,395
Services...................      3,001     3,251      3,540      4,353      4,627      4,718     5,245      6,727
                               -------  --------   --------   --------    --------   -------- --------    --------
   Total revenues..........     19,337    21,690     21,622     23,702     23,013     22,660    23,385     24,122

Cost of equipment..........     11,367    13,418     13,154     13,804     13,608     15,210    13,922     12,699
Cost of services...........      1,558     1,436      2,004      2,118      2,491      2,852     3,372      4,162
                               -------  -------     -------     -------    -------   -------   -------     -------
   Total cost of goods sold     12,925    14,854     15,158     15,922     16,099     18,062    17,294     16,861
                               -------   -------    -------     ------    -------   -------    -------     ------
     Gross margin..........      6,412     6,836      6,464      7,780      6,914      4,598     6,091      7,261
                              --------  --------    -------    -------   --------   --------  --------    -------

Operating expenses:
  Sales and marketing......      5,419     4,703      5,052      4,122      4,768      5,261     5,376      4,037
  Research and
    development............      6,087     6,680      7,111      6,680      6,132      6,578     6,975      6,920
  General and
    administrative.........      2,947     3,099      3,294      3,811      2,991      3,282     3,420      3,424
  Restructuring charge.....       --          --      1,383         --         --         --      --          800
                               -------  --------   -------- ---------- ---------- ---------- --------    --------

    Total operating
      expenses.............     14,453    14,482     16,840     14,613     13,891     15,121    15,771     15,181
                               -------  --------   --------    -------   --------   --------  --------    -------

Operating loss ............     (8,041)   (7,646)   (10,376)    (6,833)    (6,977)   (10,523)   (9,680)    (7,920)
                              --------   -------   --------    ------- ----------   --------   -------    -------

Other income (expense), net        494       362     12,714        720        435        348       142       (521)
Interest expense...........         63        62        122        255         89         66       115         26
                                ------    ------    -------     ------     ------     ------   -------    -------

Income (loss) before
  income taxes.............     (7,610)   (7,346)     2,216     (6,368)    (6,631)   (10,241)   (9,653)    (8,467)

Provision (benefit) for
  income taxes.............     (3,090)   (2,830)       783       --        --         --          --         --
                               ------- ---------  ---------  -------------------  ----------  ---------- ----------

Net income (loss)..........  $  (4,520) $ (4,516)  $  1,433  $  (6,368)  $ (6,631) $ (10,241) $ (9,653)  $ (8,467)
                             ========= =========   ========  =========  ========= ========== =========  =========



                                                                Quarter Ended
                      -------------------------------------------------------------------------------------------------------------
                                                 Fiscal 1998                                          Fiscal 1999
                      -------------------------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               1997      1997       1997       1998       1998       1998      1998       1999
                               ----      ----       ----       ----       ----       ----      ----       ----

Equipment....................   84.5%      85.0%      83.6%      81.6%      79.9%    79.2%      77.6%      72.1%
Service....................     15.5       15.0       16.4       18.4       20.1     20.8       22.4       27.9
                              ------     ------     ------     ------     ------   ------     ------     ------
  Total revenues...........    100.0      100.0      100.0      100.0      100.0    100.0      100.0      100.0

Cost of equipment sales....     58.8       61.9       60.8       58.2       59.1     67.1       59.5       52.6
Cost of services...........      8.0        6.6        9.3        8.9       10.8     12.6       14.4       17.3
Total cost of goods sold...     66.8       68.5       70.1       67.2       69.9     79.7       73.9       69.9
                                ----      -----      -----      -----      -----    -----      -----      -----
  Gross margin.............     33.2       31.5       29.9       32.8       30.1     20.3       26.1       30.1
                                ----      -----      -----      -----      -----    -----      -----      -----

Operating expenses:
  Sales and marketing......     28.0       21.7       23.4       17.4       20.7     23.2       23.0       16.7
  Research and
    development............     31.5       30.8       32.9       28.2       26.6     29.0       29.8       28.7
  General and
    administrative.........     15.3       14.3       15.2       16.1       13.0     14.5       14.6       14.2
  Restructuring charge.....      0.0        0.0        6.4        0.0        0.0      0.0        0.0        3.3
                               -----      -----      -----      -----      -----    -----      -----      -----

    Total operating
      expenses.............     74.8       66.8       77.9       61.7       60.4     66.7       67.4       62.9
                              ------      -----      -----     ------      -----    -----      -----      -----

Operating loss.............    (41.6)     (35.3)     (48.0)     (28.8)     (30.3)   (46.4)     (41.4)     (32.8)
                              ------    -------    -------    -------    -------  -------    -------    -------

Other income (expense), net      2.5        1.7       58.8        3.0        1.9      1.5        0.6      (2.2)
Interest expense...........      0.3        0.3        0.6        1.1        0.4      0.3        0.5       0.1
                               -----      -----      -----      -----      -----    -----      -----    -------

Income (loss) before
  income taxes.............    (39.4)     (33.9)      10.2      (26.9)     (28.8)   (45.2)     (41.3)     (35.1)
Provision (benefit) for
  income taxes.............    (16.0)     (13.0)       3.6       (0.0)      (0.0)    (0.0)      (0.0)      (0.0)
                              -------    -------   --------     ------    -------  -------  ---------   --------

Net income (loss)............  (23.4)%    (20.8)%      6.6%     (26.9)%    (28.8)%  (45.2)%    (41.3)%    (35.1)%
                             =========   ========  ========     =======    =======  =======   ========    =======


         The Company's quarterly equipment revenues have varied from quarter to quarter due to quarterly fluctuations in DSL revenues from uneven levels of trials and deployments. A majority of DSL shipments made in fiscal 1998 and 1999 were for trials and initial service deployments and therefore have not created steady or predictable demand for these products on a quarter to quarter basis. DS1 revenues have increased fairly steadily in fiscal 1998 and 1999 due to a combination of changes in product mix and increased unit shipments offset in part by continued competitive pricing pressures. Revenues in the DS0 product family have declined steadily in fiscal 1998 and 1999 as telcos migrate from lower signal level analog networks to local access networks based upon higher signal level digital products. Service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The decreases in gross margins are primarily due to competitive pricing pressures and product mix changes in each of the Company's equipment product lines as well as investments in manufacturing infrastructure. The decreased gross margins in the second, third and fourth quarters of fiscal 1999 were primarily the result of recording forward pricing losses of $1.7 million, $800,000 and $200,000, respectively, for DSL orders received. Additionally, the Company's Conference Plus, Inc. subsidiary opened a second facility and made additional infrastructure enhancements to handle increased call minutes which also impacted margins. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods due to these factors, even if its DSL products achieve market acceptance.

         Operating expenses increased during the first two quarters of fiscal primarily due to the hiring of additional personnel to support the development, introduction and promotion of DSL systems and other new products. In the third quarter of fiscal 1998 the Company recorded a restructuring charge of $1.4 million for personnel, facility and certain development contract costs related to restructuring global operations. Operating expenses in the fourth quarter of fiscal 1998 decreased as a result of restructuring actions taken in the previous quarter. Operating expenses increased in each of the first three quarters of fiscal 1999 and decreased in the forth quarter of fiscal 1999 when compared to the same quarter in the previous year, excluding the restructuring charges. As a percentage of revenue, operating expenses decreased in each quarter of fiscal 1999 when compared to the same quarter in the previous year, excluding the restructuring charges. As a result of fluctuations in the timing of revenues of DSL products and research and development and sales and marketing expenses, the Company currently anticipates net losses in each of the quarters of fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company had $6.7 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 1999, the Company had $500,000 outstanding under its secured revolving promissory notes and $4.2 million outstanding under its equipment borrowing facility. As of March 31, 1999, the Company had approximately $16.0 million available under the secured revolving promissory note facility. The revolving promissory notes and the equipment borrowing facility required the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

         The Company's operating activities used cash of $22.5 million, $4.2 million and $31.3 million in fiscal 1997, 1998 and 1999, respectively. Cash used by operations in fiscal 1997 resulted primarily from a loss from continuing operations before income tax of $18.3 million (net of depreciation) and working capital required by an increase in short term investments and receivables, and a decrease in customer deposits. Cash used by operations in fiscal 1998 resulted primarily from a loss from continuing operations before income tax of $12.1 million (net of depreciation) offset by increases in accounts payable and accrued compensation and a decrease in prepaid expenses. Cash used by operations in fiscal 1999 resulted primarily from a loss from continuing operations of $28.0 million (net of depreciation) and working capital required by increases in prepaid expenses and receivables, and a decrease in accrued compensation offset by an increase in accounts payable.

         Capital expenditures in fiscal 1997, 1998 and 1999 were $9.4 million, $5.8 million and $6.9 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $6.0 million in fiscal 2000 for capital equipment.

         At March 31, 1999, the Company's principal sources of liquidity were $6.7 million of cash and cash equivalents and $16.0 million under its secured revolving promissory notes facility. Borrowings under the secured revolving promissory notes facility (which was unused at March 31, 1998 and had $500,000 outstanding at March 31, 1999) bear interest at the bank's prime rate (8.5% and 7.5% at March 31, 1998 and 1999, respectively).

         The Company had a deferred tax asset of approximately $18.6 million at March 31, 1999. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.4 million, (ii) a net operating loss carryforward tax benefit of approximately $27.3 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1997, 1998 and 1999 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was no longer sufficient to realize all of the deferred tax asset and as such the Company recorded a valuation allowance of $2.9 million and recorded an additional 12.3 million in fiscal 1999. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. The conversion price of the debenbures is the lower of (a) a periodically reset fixed price, which is initially $6.372 per share and which will reset on April 16, 2000 and April 16, 2001 to the ten day average market price then in effect (provided that the fixed price may not be less than $4.4604 or greater than $6.372 per share), and (b) the floating market price of our Class A Common Stock at time of conversion (except that the floating market price may only be imposed under specific conditions set forth in the securities purchase agreement under which the debentures were sold). The reset fixed price can not fall below $4.4604. In addition, under the terms of the debentures, additional shares are issuable due to anti-dilution price protection provisions and/or if the Company enters into certain major transactions (such as the sale of substantially all of our assets, a merger or a change in actual voting control). In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures.

         In June 1999, the Company entered into a strategic agreement with Fujitsu Telecommunications Europe Limited ("FTEL") on ADSL and HDSL product development, manufacturing, and global marketing. As part of this agreement, FTEL will assist the Company in the funding of certain future developments of ADSL products. Additionally, the Company transferred substantially all of the assets of Westell Europe Limited ("WEL"), its United Kingdom operations, to
(FTEL) and employees of WEL, headquartered in Cambridge, England, became employees of FTEL. Additionally, FTEL assumed WEL's lease of office space, purchased certain fixed assets and inventories of WEL and earned manufacturing rights. YEAR 2000 COMPLIANCE ISSUE

         The Company has determined that it is required to modify and/or replace portions of its software systems so that they will properly utilize dates beyond December 31, 1999 (the "year 2000 compliance"). The Company believes that with software upgrades and modifications and with the conversion to new software, the impact of the year 2000 on its computer systems can be mitigated. However, if the upgrades, modifications and conversions are not made, or are not made in a timely manner, the year 2000 could have a material adverse impact on the Company's operations. The implementation of the plan to remediate the Company's Information Technology ("IT") systems, which included efforts to mitigate the impact that the year 2000 will have on the Company, was substantially completed as of March 31, 1999 (the "Project").

         The Project included upgrading system software, hardware and processes that are not exclusively related to year 2000 compliance. The Project utilized both internal and external resources. The Company has a full-time manager dedicated to the Project as well as addressing other year 2000 compliance issues. The Project cost for the Company is estimated to be 1.8 million. These costs are expensed as incurred, except for approximately $800,000 that was capitalized unrelated to year 2000 compliance. The Company has expensed approximately $300,000 related this Project, as of March 31, 1999 with the remaining $700,000 to be expensed over the next two years as operating lease payments come due. The upgrading of system software, hardware and processes was essentially completed as of March 31, 1999, as planned and within previous cost estimates.

         The Company has assessed how the year 2000 will impact both internal and external non-IT systems including product compliance, machinery and equipment, engineering support systems and tools, human resource data bases, payroll processing, banking systems, benefit plan third party administrators, and customer systems and vendor compliance. The Company has made an assessment that products produced by the Company, and systems used by the Company to manufacture products, are year 2000 compliant; however, the Company is currently testing its products and manufacturing systems to assure that year 2000 issues have been entirely addressed. The Company is continuing to question customers and vendors to determine whether their systems and products are year 2000 compliant. The Company has received sufficient information from a majority of its customers and vendors that year 2000 compliance of customers or vendors will not materially impact the Company's operations. The Company expects to complete the assessment of the impact of vendor and/or customer year 2000 compliance deficiency by October 31, 1999. The Company has completed its assessment of year

2000 compliance of its engineering support systems and automated engineering tools. The engineering systems and tools utilized by the Company that are integral to product development schedules are upgraded annually through license renewals. The current upgrades of the engineering support systems and automated engineering tools are year 2000 compliant. The Company has completed its testing of year 2000 compliance of the engineering systems and tools. Management believes that year 2000 compliance will not have a significant impact on the Company's development schedules. The Company's human resource database and the payroll processing systems have been evaluated for year 2000 compliance and must be upgraded in order to be year 2000 compliant. The cost of this upgrade will not be significant and the Company anticipates that this upgrade will be completed by October 31, 1999. The Company has received confirmation that its primary banks and its benefit plan third party administrators systems are or will be year 2000 compliant.

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

         The Company has developed a contingency plan to address all possible effects that the year 2000 may have on its operations. Management believes that its actions, evaluations and processes should provide sufficient time to address the year 2000 risks as they are revealed. Risks related to customer year 2000 noncompliance are not within the Company's control, however, and therefore, the noncompliance of customer systems may materially adversely impact the Company's operations. Year 2000 compliance of the Company's vendors is also not within the control of the Company. However, the Company believes that it will have sufficient time to mitigate vendor year 2000 noncompliance and replace such vendors with vendors that are year 2000 compliant due to the general availability of electrical component material in the Company's products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in Canada and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuation affecting net investments and earnings denominated in foreign currencies. After the sale of Westell's European subsidiary in June 1999, the Company's future primary exposure is to changes in exchange rates for the U.S. Dollar versus the Canadian dollar and the Irish pound.

         In the 1999 fiscal year, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized gain of $455,000. The Company also recorded a transaction gain of $284,000 for fiscal 1998 and a transaction loss of $729,000 for fiscal 1999 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the financial statements included herein at Part II, Item 8, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 8% to approximately 18%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $450,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 1999. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements required by Item 8, together with the report thereon of the independent accountants dated May 11, 1999 are set forth on pages 47 - 66 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated May 11, 1999 are set forth on pages 67 and 68 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 under the caption "Election of Directors," which information is herein by reference.

(b)      Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 under the caption "Executive Officers," which information is herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 under the caption "Ownership of the Capital Stock of the Company," which information is herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 1999 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. for the fiscal year ended March 31, 1999, together with the Report of Independent Public Accountants, are set forth on pages 48 through 67 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedules
                           -----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 1997, 1998 and 1999 as applicable:

                           Report of Independent Public Accountants - page 68

                           Schedule II - Valuation and Qualifying Accounts -
                              page 69

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                            3.1     Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.2 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                            3.2 Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                            9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.1 Form of Restricted Stock Award granted by the Company to its officers and directors other thanMelvin J. Simon (incorporated herein by reference to Exhibit 10.1 to the Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.2 Loan and Security agreement dated as of October 13, 1998 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's form 10-Q for period ended September 30, 1998).
                          *10.3 Form of Restricted Stock Awards granted by the Company to Melvin J. Simon (incorporated herein by reference to Exhibit 10.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.4 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.5 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.6 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.8     (Intentionally omitted).
                           10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to Exhibit
                                    10.9 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                          10.10 Limited Liability Company Operating Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland Properties, Ltd. (incorporated herein by reference to Exhibit
                                    10.10 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.12 Term Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's form 10-Q for period ended September 30, 1998).
                          +10.13 Cooperation and Development Agreement between Westell, Inc. and GlobeSpan Technologies Inc.
                          10.14 Agreement dated September 13, 1988 between Richard Riviere and Westell Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.14 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.15 Revolving Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's form 10-Q for period ended September 30, 1998).
                           10.16 Equipment Loan Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's form 10-Q for period ended September 30, 1998).
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to the exhibit of equal number to the Company's form 10-K for fiscal year ended March 21, 1996).
                          10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified. (incorporated herein by reference to the exhibit of equal number to the Company's form 10-K for fiscal year ended March 21,
                                    1996).

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


---------------
+ Confidential treatment granted requested for certain portions of this document. Certain portions of this document are being filed separately with the Securities and Exchange Commission.
*        Management contract or compensatory plan or arrangement.

   (b)     Reports on Form 8-K
           -------------------

          There were no reports on Form 8-K filed for the three months ended March 31, 1999. Subsequent to year-end, on April 20, 1999, a Form 8-K was filed which included a press release announcing the issuance of $20 million subordinated convertible debentures dated April 15, 1999. Additionally, on June 14, 1999 a Form 8-K was filed which included a press release announcing an expanded strategic alliance between Westell and Fujitsu Telecommunications Europe Limited.

  (c)     Exhibits
          --------

           The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

   (d)     Financial Statement Schedules
           -----------------------------

           The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 1999.

                                             WESTELL TECHNOLOGIES, INC.

                                             By       /s/ ROBERT H. GAYNOR
                                                       -------------------------
                                                      Robert H. Gaynor,
                                             Chairman of the Board of Directors,
                                              and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                 Signature                                       Title                                Date
                 ---------                                       -----                                ----
        /s/ ROBERT H. GAYNOR                Chairman of the Board of Directors                    June 29, 1999
          Robert H. Gaynor                  and Chief Executive Officer

         /s/ MELVIN J. SIMON                Assistant Secretary and Treasurer and                 June 29, 1999
           Melvin J. Simon                  Director

       /s/ NICHOLAS C. HINDMAN              Interim Chief Financial Officer                       June 29, 1999
         Nicholas C. Hindman                 (Principal Financial Officer and
                                            Principal Accounting Officer)

      /s/ ROBERT C. PENNY III               Director                                              June 29, 1999
         Robert C. Penny III

          /s/ PAUL A. DWYER                 Director                                              June 29, 1999
            Paul A. Dwyer

        /s/ JOHN W. SEAZHOLTZ               Director                                              June 29, 1999
          John W. Seazholtz

         /s/ ORMAND J. WADE                 Director                                              June 29, 1999
           Ormand J. Wade


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                                                           Page
----                                                                                                           ----

Consolidated Financial Statements:

Report of Independent Public Accountants................................................................         47
Consolidated Balance Sheets -- March 31, 1998 and 1999..................................................         48
Consolidated Statements of Operations for the years ended March 31, 1997, 1998 and 1999.................         50
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1998 and 1999.......         51
Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1998 and 1999.................         52
Notes to Consolidated Financial Statements..............................................................         53


Financial Statement Schedules:

Report of Independent Public Accountant.................................................................         67
Schedule II -- Valuation and Qualifying Accounts........................................................         68


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.





                                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
May 11, 1999


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                                   March 31,
                                                                                              1998         1999
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................    $43,515      $6,715
  Short term investments.................................................................        684        -
  Accounts receivable (net of allowance of $730,000 and $703,000 respectively)...........     12,399      14,132
  Inventories............................................................................      9,428      10,376
  Prepaid expenses and other current assets..............................................        100       1,108
  Refundable income taxes................................................................        110          60
  Deferred income tax asset..............................................................      2,498       1,000
                                                                                           ---------   ---------

           Total current assets..........................................................     68,734      33,391
                                                                                           ---------   ---------

Property and equipment:
  Machinery and equipment................................................................     15,630      18,561
  Office, computer and research equipment................................................     17,090      18,230
  Leasehold improvements.................................................................      1,584       2,091
                                                                                           ---------   ---------
                                                                                              34,304      38,882

  Less accumulated depreciation and amortization.........................................     20,816      25,531
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     13,488      13,351
                                                                                           ---------   ---------

Deferred income tax asset and other assets...............................................     16,183      17,665
                                                                                          ----------  ----------

           Total assets..................................................................  $  98,405   $  64,407
                                                                                           =========   =========




                     The accompanying notes are an integral part of these Consolidated Balance Sheets.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                            -----------------------
                                                                                              1998         1999
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................   $ 7,472      $ 7,616
  Accrued expenses.......................................................................     6,296        6,655
  Accrued compensation...................................................................     5,664        4,305
  Current portion of long-term debt......................................................     1,407        2,189
  Deferred revenue.......................................................................       414          413
                                                                                          ----------     -------

           Total current liabilities.....................................................    21,253       21,178
                                                                                           ---------   ---------

Long-term debt...........................................................................     3,013        2,625
                                                                                          ----------   ---------

Other long-term liabilities..............................................................       998        1,480
                                                                                            --------   ---------

Commitments

Stockholders' equity:
Class A common stock, par $0.01..........................................................       154          169
  Authorized -- 65,500,000 shares
  Issued and outstanding - 15,371,900 at March 31, 1998 and 16,928,650 at March 31,
    1999
Class B common stock, par $0.01..........................................................       210          195
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 21,030,857 at March 31, 1998 and 19,527,569 at March 31,
    1999
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Additional paid-in capital...............................................................    97,254       97,561
Cumulative translation adjustment........................................................      (213)         455
Retained deficit.........................................................................   (24,264)     (59,256)
                                                                                         ----------- -----------

      Total stockholders' equity.........................................................    73,141       39,124
                                                                                          ----------   ---------

           Total liabilities and stockholders' equity.................................... $  98,405     $ 64,407
                                                                                          ==========    ========


                  The accompanying notes are an integral part of these Consolidated Balance Sheets.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                ---------------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $69,066    $72,206     $71,863
Service revenue...............................................................    10,319     14,145      21,317
                                                                                --------   --------    --------
   Total revenues.............................................................    79,385     86,351      93,180

Cost of equipment sales.......................................................    51,543     51,743      55,439
Cost of services..............................................................     6,289      7,116      12,877
                                                                                --------   --------   ---------
   Total cost of goods sold...................................................    57,832     58,859      68,316
                                                                                 --------   --------   --------

    Gross margin..............................................................    21,553     27,492      24,864
Operating expenses:
  Sales and marketing.........................................................    16,214     19,296      19,442
  Research and development....................................................    21,994     26,558      26,605
  General and administrative..................................................     9,757     13,151      13,117
  Restructuring charge........................................................     --         1,383         800
                                                                              ----------   ---------     ------

     Total operating expenses.................................................    47,965     60,388      59,964
                                                                                 --------   --------    -------

Operating loss from continuing operations.....................................   (26,412)  (32,896)     (35,100)
Other income, net.............................................................     2,221     14,290         404
Interest expense..............................................................       330        502         296
                                                                                 --------   --------   --------

Loss from continuing operations before income taxes...........................   (24,521)   (19,108)    (34,992)
Benefit for income taxes......................................................    (9,820)    (5,137)       -
                                                                                 --------   --------  ---------

Loss from continuing operations...............................................   (14,701)   (13,971)    (34,992)
Loss from discontinued operations (net of tax benefits of
  $ 3,000, $ 0 and $ 0, respectively).........................................        (5)      -           -
                                                                                ---------  ---------  ---------

Net loss......................................................................  $(14,706) $ (13,971)   $(34,992)
                                                                                ========= =========    ========

Loss per share:
  Continuing operations.......................................................   $ (0.41)  $ (0.38)     $ (0.96)
  Discontinued operations.....................................................     (0.00)    (0.00)       (0.00)
                                                                                 --------  --------   ---------

Net loss per basic and diluted common share...................................   $ (0.41)  $ (0.38)     $ (0.96)
                                                                                 ========  ========     =======

Average number of basic and diluted common shares outstanding ................    35,940     36,348      36,427
                                                                                 ========   ========     ======


               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock
                                           Shares Issued
                                                and                          Additional Cumulative    Retained      Total
                          Comprehensive     Outstanding          Par Value     Paid-in  Translation   Earnings  Stockholders'
                              Loss        Class A  Class B    Class A Class B  Capital  Adjustment    (Deficit)    Equity
                              ----        -------  -------    ---------------  -------  ----------    ---------    ------

(in thousands)

Balance, March 31, 1996.....              12,802    21,838 $    128 $    218 $ 34,285   $ (59)     $   4,413 $    38,985
  Net loss.................. $(14,706)      --        --        --       --       --       --        (14,706)    (14,706)
  Stock awards..............                --        --        --       --        68      --            --           68
  Translation adjustment....     (108)      --        --        --       --       --      (108)          --         (108)
                              --------
Total Comprehensive Loss....  (14,814)
                              ========
  Class B Stock Converted to
     Class A Stock..........                 502      (502)       5       (5)     --       --            --         --
  Issuance of Class A Common
     Stock..................               1,665      --         17      --    61,586      --            --       61,603
  Shares granted under Stock
     Incentive Plan.........                   1      --        --       --        30      --            --           30
  Shares sold under Employee
     Stock Purchase Plan....                  15      --        --       --       316      --            --          316
                                          ------    -----  -------- -------  --------   ------     ---------  ----------

Balance, March 31, 1997.....              14,985    21,336      150      213   96,285     (167)      (10,293)     86,188
  Net loss..................  (13,971)      --        --        --       --       --       --        (13,971)    (13,971)
  Stock awards..............                --        --        --       --        48      --            --          48
  Translation adjustment....      (46)      --        --        --       --       --       (46)          --          (46)
                              --------
Total Comprehensive Loss....  (14,017)
                              ========
  Class B Stock Converted to
     Class A Stock..........                 305      (305)       3       (3)     --       --            --         --
  Options Exercised.........                  63      --          1      --       649      --            --          650
  Shares granted under Stock
     Incentive Plan.........                   2      --        --       --        25      --            --           25
  Shares sold under Employee
     Stock Purchase Plan....                  17      --        --       --       247      --            --          247
                                          ------    -----  -------- -------  --------   ------     ---------  ----------

Balance, March 31, 1998.....              15,372    21,031      154      210   97,254     (213)      (24,264)     73,141
  Net loss..................  (34,992)      --        --        --       --       --       --        (34,992)    (34,992)
  Translation adjustment....      668       --        --        --       --       --       668           --         668
                             ---------
Total Comprehensive Loss.... $(34,324)
                             =========
  Class B Stock Converted to
     Class A Stock..........               1,503    (1,503)      15      (15)     --       --            --         --
  Options Exercised.........                  11      --        --       --       108      --            --          108
  Shares granted under Stock
     Incentive Plan.........                --        --        --       --       --       --            --         --
  Shares sold under Employee
     Stock Purchase Plan....                  42      --        --       --       199      --            --          199
                                          ------    -----  -------- -------  --------   ------     ---------  ----------

Balance, March 31, 1999.....              16,928    19,528 $    169 $    195 $ 97,561   $  455     $ (59,256) $   39,124
               === =====                  ======    ====== ======== ======== ========   ======     =========  ==========



               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended March 31,
                                                                                -----------------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................................................  $(14,706) $(13,971)    $(34,992)
  Reconciliation of net loss to net cash used in
     operating activities:
       Depreciation and amortization..........................................     6,175     6,953        7,022
       Stock awards...........................................................        98        73           -
       Deferred taxes.........................................................    (9,190)   (4,714)          -
  Change in assets and liabilities:
     Increase in accounts receivable..........................................    (2,404)     (324)      (1,441)
     Decrease (increase) in inventories.......................................       177       980         (552)
     (Increase) decrease in prepaid expenses and other current assets.........     (463)     1,077       (1,008)
     Decrease in refundable income taxes......................................       124       210           50
     (Decrease) increase in accounts payable and accrued expenses.............      (513)    2,938          985
     Increase (decrease) in accrued compensation..............................       138     2,531       (1,359)
     (Decrease) increase in deferred revenues.................................    (1,928)        1           (1)
                                                                               ----------  ---------  -------------

          Net cash used in operating activities...............................   (22,492)   (4,246)     (31,296)
                                                                              ----------- ----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment.........................................    (5,716)   (5,802)      (5,985)
  Decrease (increase) in other assets.........................................         4      (78)           16
  (Increase) decrease in short term investments...............................    (7,663)   10,166          684
  (Purchase) sale of land and building held for sale..........................   (14,741)   16,203       -
                                                                              -----------  -------- ------------

          Net cash (used in) provided by investing activities.................   (28,116)   20,489       (5,285)
                                                                                ---------  --------    ---------

Cash flows from financing activities:
  Repayment of long-term debt and leases payable..............................    (1,543)   (2,067)        (506)
  Proceeds from issuance of Common Stock......................................    61,919       896          307
                                                                                --------- --- ------   ---------

          Net cash provided by (used in) financing activities.................    60,376    (1,171)        (199)
                                                                               ---------- ----------  ----------

Effect of exchange rate changes on cash.......................................        67         6          (20)
          Net increase (decrease) in cash and cash equivalents................     9,835    15,078      (36,800)
Cash and cash equivalents, beginning of period................................    18,602    28,437       43,515
                                                                               ---------- ----------   ---------

Cash and cash equivalents, end of period...................................... $  28,437   $43,515      $ 6,715
                                                                               ==========  =========     =======

               The accompanying notes are an integral part of these Consolidated Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Westell International, Inc., a wholly owned subsidiary of the Company, and Westell Europe, Ltd., a wholly owned subsidiary of Westell International, Inc., market and distribute the Westell, Inc. product line in international markets. Conference Plus, Inc., an 88.2%-owned subsidiary, provides teleconferencing , multipoint video conferencing, broadcast fax and multimedia teleconferencing services to various customers. During fiscal year 1997, the Company had a majority interest in Westell-Meridian LLC, established in fiscal 1996 for the purpose of developing a new corporate facility site that was sold and leased back during fiscal 1998 (see Note 5).

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

   Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                    March 31,
                                                             -------------------
                                                              1998         1999
                                                              ----         ----
                                                                (in thousands)

        Raw materials....................................   $ 6,237     $ 4,631
        Work in process..................................       582         328
        Finished goods...................................     5,819       8,109
        Reserve for excess and obsolete inventory........    (3,210)     (2,692)
                                                            --------    --------

                                                             $9,428     $10,376

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                  ----------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands)

        Schedule of noncash investing and financing activities:
          Property purchased under equipment notes............................     $3,669      $  --    $  900
Cash paid (received) for:
          Interest............................................................        350        516       236
          Income taxes........................................................        125       (633)        5


         Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                  Cash and cash equivalents, short term investments, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

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


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The Company recorded a transaction gain of $8,000, a gain of $13,000 and a loss of $0 in Other income (expense) for fluctuations on foreign currency rates on accounts receivable in the fiscal years ended March 31, 1997, 1998 and 1999, respectively. The Company also recorded a transaction gain of $284,000 for fiscal 1998 and a transaction loss of $729,000 for fiscal 1999 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         Computation of Net Loss Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31, 1997, 1998 and 1999, and therefore the net loss per basic and diluted earnings per share are the same.

         New Accounting Pronouncements:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting and display of comprehensive income and its components, in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all non-owner changes in equity. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods for comparative purposes is required. The Company adopted SFAS No. 130 in fiscal year 1999 by displaying comprehensive income for fiscal years 1997, 1998 and 1999 within the Consolidated Statements of Stockholders' Equity.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivation Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year ended March 31, 2001. The company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

NOTE 2. REVOLVING PROMISSORY NOTES:

         As of March 31, 1998, the Company had secured revolving promissory notes with a bank, which enabled the Company to borrow up to $15.0 million, which was due on demand, and bore interest at the bank's prime rate (8.5% at March 31, 1998). The Company also had an equipment borrowing facility with the same bank, which expired on December 15, 1997.

         During fiscal year 1999 the company secured a revolving promissory note and a equipment borrowing facility with a different bank. The new revolver enables the Company to borrow up to $16.0 million as of March 31, 1999, and is due on demand. The new revolver bears interest at the bank's prime rate (7.5% at March 31, 1999), and is secured by substantially all of the assets of the Company. The new equipment borrowing facility allows the Company to borrow up to $5.0 million as of March 31, 1999.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         The Company had no borrowings outstanding under the revolving notes as of March 31, 1998, and had borrowings outstanding of $500,000 as of March 31, 1999. Borrowings under equipment borrowing facilities totaled $4.2 million and $3.3 million at March 31, 1998 and 1999, respectively, and are included as installment notes payable to a bank described in Note 3.

         Both borrowing facilities require the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company was in compliance with all such covenants as of March 31, 1998 and 1999.

         Borrowings under the revolving promissory notes facility were limited to 80% of eligible accounts receivable and 40% of eligible inventory. Given these limitations, the Company had available borrowings of $12.9 million under the revolving promissory notes facility as of March 31, 1999.


NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                                                                                     March 31,
                                                                                              -------------------
                                                                                              1998         1999
                                                                                              ----         ----
                                                                                                (in thousands)
        Revolving Promissory note payable to a bank, interest at prime, secured by
            substantially all assets of the Company, due through August 1999.............   $   --        $  500
        Equipment Promissory note payable to a bank, interest at prime, secured by
             certain assets of the Company, due through August 2002......................       --           900
        Capitalized lease obligations secured by related equipment.......................        213          81
        Installment notes payable to a bank, interest at prime on March 31, 1998 and,
            LIBOR +2.5% on March 31, 1999, secured by substantially all assets
            of the Company, due through 2002.............................................      4,207       3,333
                                                                                               -----      ------
                                                                                               4,420       4,814

        Less current portion.............................................................    (1,407)     (2,189)
                                                                                            --------    --------

                                                                                              $3,013      $2,625
                                                                                              ======      ======

         Future maturities of long-term debt at March 31, 1999 are as follows (in thousands):

        1999.............................................................................     $2,189
        2000.............................................................................      1,633
        2001.............................................................................        967
        2002.............................................................................         25
                                                                                             -------

                                                                                              $4,814
                                                                                              ======


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4. INCOME TAXES:

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:


                                                                                    Fiscal Year Ended March 31,
                                                                               ---- ---------------------------
                                                                                   1997       1998        1999
                                                                                         (in thousands)
        Federal:
          Current............................................................. $   (540)    $  (374)  $   --
          Deferred............................................................   (8,012)     (4,098)      --
                                                                               ---------    --------  ---------

                                                                                 (8,552)     (4,472)      --
                                                                               ---------    --------  ---------

        State:
          Current.............................................................    (93)          (49)     --
          Deferred............................................................   (1,178)       (616)     --
                                                                               ---------    --------  ---------

                                                                                 (1,271)       (665)      --
                                                                               ---------    --------  ---------

             Total............................................................  $(9,823)    $(5,137)  $   --
                                                                               =========    ========  =========


         The Company utilizes the flow-through method to account for tax credits. In fiscal 1997, 1998 and 1999, the Company recognized approximately $398,000, $700,000 and $750,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                                                      Fiscal Year Ended March 31,
                                                                                      ---------------------------
                                                                                     1997        1998       1999
                                                                                     ----        ----       ----

        Statutory federal income tax rate....................................        (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment..............................................          1.0        1.6       0.7
        State income tax, net of federal tax effect..........................         (4.9)      (4.9)     (4.9)
        Income tax credits recognized........................................         (1.6)      (3.7)     (2.1)
        Stock option benefit.................................................         --        (2.3)      (0.1)
        Valuation allowance..................................................         --        15.2       40.5
        Other................................................................         (0.5)       1.2      (0.1)
                                                                                    -------   --------    ------

                                                                                     (40.0)%    (26.9)%     0.0%
                                                                                   =========  =========  =======

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Components of the net deferred income tax asset are as follows:


                                                                                                    March 31,
                                                                                              -------------------
                                                                                              1998         1999
                                                                                              ----         ----

                                                                                                (in thousands)

        Deferred income tax assets:
          Allowance for doubtful accounts................................................     $  283      $  259
          Alternative minimum tax credit.................................................        446         446
          Research and development credit carryforward...................................      3,062       3,918
          Compensation accruals..........................................................        247         320
          Inventory reserves.............................................................      1,245         923
          Warranty reserve...............................................................        477         532
          Net operating loss carryforward................................................     15,565      27,276
          Other..........................................................................        148          99
                                                                                             -------   ---------

                                                                                              21,473      33,773

           Valuation allowance...........................................................    (2,900)    (15,200)
                                                                                             -------   ---------

             Net deferred income tax asset...............................................    $18,573     $18,573
                                                                                             =======     =======


         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1997, 1998 and 1999 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the portion of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was no longer sufficient to realize all of the deferred tax asset and as such the Company recorded a valuation allowance of $2.9 million and recorded an additional allowance of $12.3 million in 1999. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

         The Company has approximately $4.4 million in income tax credit carryforwards and a tax benefit of $27.3 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5. COMMITMENTS:

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


     Total minimum future rental payments at March 31, 1999 are as follows (in thousands):

        2000..................................................     $3,145
        2001..................................................      3,080
        2002..................................................      2,759
        2003..................................................      2,634
        2004..................................................      2,639
        Thereafter............................................     30,496
                                                                ---------

                                                                  $44,753
                                                                  =======


NOTE 6. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         The Company has granted restricted common shares to certain employees. The number of restricted shares vested at March 31, 1997 and 1998 for these stock awards was 1,613,780 and 1,706,894 shares, respectively. The Company valued the stock awards based on independent appraisals done at the approximate date of the grants. Compensation expense of $68,000 and $48,000 was recognized in fiscal 1997 and 1998, respectively, based on the fair market value of the shares granted. The shares were fully vested as of March 31, 1998, therefore there was no vesting or compensation expense for fiscal 1999.

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

NOTE 7. EMPLOYEE BENEFIT PLANS:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $190,000, $208,000 and $395,000 for fiscal 1997, 1998 and 1999, respectively.

         Employee Stock Purchase Plan:

         The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 1997, 1998 and 1999 there were 199,060, 182,068 and 139,936 shares, respectively, available for future issuance.

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, and non-employee directors of the Company. Under the stock incentive plan 7,688,050 shares were authorized and there were 5,005,829 shares available for future issuance at March 31, 1999. The Company

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES issued 1,270 and 1,561 shares for stock awards under this plan in fiscal 1997 and 1998, respectively. Compensation expense of $30,000 and $25,000 was recognized in fiscal 1997 and 1998, respectively, for the stock awards granted. No stock awards were issued in fiscal 1999.

         The stock option activity under the Company's Stock Incentive Plan are as follows:

                                                   Outstanding  Weighted Average
                                                     Options     Exercise Price
                                                   -----------  ----------------

        Outstanding at March 31, 1996...........         89,900         $  6.50

                  Granted.......................      2,104,250           16.98
                  Exercised.....................         --              --
                  Expired.......................         --              --
                  Canceled......................    (1,086,500)           22.08
                                                  -------------       ---------
        Outstanding at March 31, 1997...........      1,107,650            9.45

                  Granted.......................      2,079,450           14.55
                  Exercised.....................       (63,480)           10.25
                  Expired.......................         --              --
                  Canceled......................      (458,200)           12.29
                                                    -----------       ---------
        Outstanding at March 31, 1998...........      2,665,420           12.92

                  Granted.......................      3,068,876            7.12
                  Exercised.....................       (11,330)           9.53
                  Expired.......................         --              --
                  Canceled......................    (3,079,520)           12.43
                                                  -------------       ---------
        Outstanding at March 31, 1999...........      2,643,446         $  6.69


         The exercise price of the stock options granted is generally established at the market price on the date of the grant. During fiscal 1997, nonqualified stock options issued previously during fiscal 1997 were canceled and reissued on July 24, 1996 at the then current market price of $21.625. On March 12, 1997, options issued during fiscal 1997 were repriced to the then current market price of $9.6875. On August 6, 1998 nonqualified stock options issued to non-board members prior to August 6, 1998 were cancelled and reissued at the then current market price of $6.219. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

         The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $(16,963,000), $(17,742,000) and $(44,349,000)
and $(0.47), $(0.49) and $(1.22) for 1997, 1998 and 1999, respectively.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about all stock options outstanding as of March 31, 1999:


                                         Options Outstanding                                Options Exercisable
                              --------------------------------------------         -----------------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/99              Life         Exercise Price         3/31/99        Exercise Price
       ------             -------              ----         --------------         -------        --------------

   $3.10 - $6.16            30,616             9.60 yrs           $ 4.89               1,166          $ 4.14
    6.22 -  6.22         2,384,780             8.23 yrs             6.22             574,704            6.22
    6.50 - 15.69           228,050             7.89 yrs            11.88             105,399            9.49
                       -----------           ----------       ----------          ----------       ---------

   $3.10 - 15.69         2,643,446             8.22 yrs           $ 6.69             681,269          $ 6.72

         The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. A majority of the options granted to employees in 1997 and 1998 vest ratably over five years. Certain options vest upon the earlier of the achievement of individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 1997, 1998 and 1999 were $8.44, $9.70 and $4.72, respectively.

NOTE 8. SEGMENT AND RELATED INFORMATION:

         Operating Segments:
         -------------------

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                              Telecom               Telecom
                                             Equipment             Services                Total
                                             ---------             --------                -----
1997
      Revenues..........................     $ 69,066              $ 10,319              $ 79,385
      Operating income (loss)...........     (28,269)                 1,857              (26,412)
      Depreciation and amortization.....        5,056                 1,119                 6,175
      Total assets......................      102,348                 5,701               108,049

1998
      Revenues..........................       72,206                14,145                86,351
      Operating income (loss)...........     (36,522)                 3,626              (32,896)
      Depreciation and amortization.....        5,641                 1,312                 6,953
      Total assets......................       90,509                 7,896                98,405

1999
      Revenues..........................       71,863                21,317                93,180
      Operating income (loss)...........     (38,554)                 3,454              (35,100)
      Depreciation and amortization.....        5,327                 1,695                 7,022
      Total assets......................       52,774                11,633                64,407


         Enterprise-wide Information:
         ----------------------------

         The Company's revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States for each period presented.

         Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers that exceed 10% of total revenue are as follows:
                                                         Fiscal Year Ended
                                                                 March 31,
                                                     --------------------------
                                                   1997        1998       1999
                                                   ----        ----       ----
        Customer A.............................     18.3%      17.7%     16.2%
        Customer B.............................     11.1        9.0      10.7

         Major telephone companies comprise a significant portion of the Company's trade receivables. One customer represented 15.2% and 14.1% of the trade receivables balance at March 31, 1998 and 1999, respectively.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:


                                                                               Domestic   International   Total
                                                                               --------   -------------   -----
                                                                                         (in thousands)
1997
        Revenue..............................................................  $ 75,032      $ 4,353   $ 79,385
        Operating income (loss) from continuing operations...................   (15,606)      10,806    (26,412)
        Identifiable assets..................................................   103,008        5,041     108,049

1998
        Revenue..............................................................  $ 77,802     $  8,549   $ 86,351
        Operating loss from continuing operations............................   (23,568)     (9,928)    (32,896)
        Identifiable assets..................................................    95,849        2,556     98,405
                                                                                                               =

1999
        Revenue..............................................................  $ 84,709     $  8,471   $ 93,180
        Operating loss from continuing operations............................   (26,208)     (8,892)    (35,100)
        Identifiable assets..................................................    60,691        3,716     64,407


International identifiable assets are related to Westell Europe, Ltd. operations, located in the United Kingdom.

NOTE 9. RESTRUCTURING CHARGE:

         The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 1999, the Company has paid $1.2 million of the restructuring costs charged in fiscal 1998 and $200,000 of the restructuring costs charged in fiscal 1999.

The restructuring charges and their utilization are summarized as follows:


                                   1998       1998         Accrued at       1999      1999         Accrued at
(Dollars in thousands)           Charge   Utilized      March 31,1998     Charge  Utilized     March 31, 1999
--------------------------------------------------------------------------------------------------------------
Employee Costs.............        $561       $287               $274       $690      $363               $601
Contract Costs.............         736        647                 89         --        --                 89
Legal and Other Costs......          86         23                 63        110        19                156
--------------------------------------------------------------------------------------------------------------
Total......................     $ 1,383       $957               $426       $800      $382               $844
==============================================================================================================


NOTE 10. OTHER INCOME, NET:

         In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one-time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES effect of this one time benefit, Other income, net would have been $2.3 million for fiscal year ended March 31, 1998. Excluding the one time item, Other income, net for the years ended March 31, 1997, 1998 and 1999 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

NOTE 11. RECLASSIFICATION OF ACCOUNTS:

         Certain 1998 amounts have been reclassified in order to conform to the current-year presentation.

NOTE 12. SUBSEQUENT EVENTS:
         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. The conversion price of the debenbures is the lower of (a) a periodically reset fixed price, which is initially $6.372 per share and which will reset on April 16, 2000 and April 16, 2001 to the ten day average market fixed price then in effect (provided that the fixed price may not be less than $4.4604 or greater than $6.372 per share), and
(b) the floating market price of our Class A Common Stock at time of conversion (except that the floating market price may only be imposed under specific conditions set forth in the securities purchase agreement under which the debentures were sold). The reset fixed price can not fall below $4.4604. In addition, under the terms of the debentures, additional shares are issuable due to anti-dilution price protection provisions and/or if the Company enters into certain major transactions (such as the sale of substantially all of our assets, a merger or a change in actual voting control). In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Westell Technologies, Inc.

         We have audited, in accordance with generally accepted auditing standards, the financial statements of Westell Technologies, Inc. and its Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 11, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, included herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                    ARTHUR ANDERSEN LLP


Chicago, Illinois
May 11, 1999


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           ACCOUNTS RECEIVABLE ALLOWANCES
                                                   (IN THOUSANDS)


                                                                                     1997       1998        1999
                                                                                     ----       ----        ----

Balance at beginning of year..................................................       $462       $521        $730
Provision for doubtful accounts...............................................        305        371         168
Provision for discounts, allowances and rebates...............................         --         --          --
Write-offs of doubtful accounts, net of recoveries............................      (246)      (162)       (195)
Discounts, allowances and rebates taken.......................................         --         --          --

Balance at end of year........................................................       $521       $730        $703
                                                                                     ====       ====        ====






                                               RESTRUCTURING RESERVES
                                                   (IN THOUSANDS)


                                                                                     1998       1999
                                                                                     ----       ----

Balance at beginning of year..................................................     $  --        $426
Charges to Operating expenses.................................................      1,400        800
Restructuring costs paid......................................................      (974)      (382)

Balance at end of year........................................................       $426       $844
                                                                                     ====       ====

