Form 10-K/A
period 1999-03-31
WESTELL TECHNOLOGIES INC
filed 1999-08-04
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
(Mark One)

/x/     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended March 31, 1999 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from __________ to
         __________.

Commission file number:    0-27266
                       -------------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    36-3154957
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                       60504
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

                                     PART I

ITEM 1.  BUSINESS

         Since 1980, Westell has developed telecommunications products that address the needs of telephone companies to upgrade their existing network infrastructures in order to deliver advanced data and voice services to their customers. The Company designs, manufactures, markets and services a broad range of digital and analog products used by telephone companies to deliver services primarily over existing copper telephone wires that connect end users to a telephone company's central office. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network. The Company also markets its products and services to other telecommunications and information service providers seeking direct access to end-user customers.

         Conference Plus, Inc., an 88% owned subsidiary, provides audio, video, and data conferencing services. Businesses and individuals use these services to hold voice, video or data conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 100 companies and serves customers indirectly through its private reseller program. Conference Plus is one of the largest providers of conferencing services that is not directly affiliated with or owned by telephone carriers such as AT&T.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

         Since the early 1980s, the telecommunications industry has experienced an increased demand for the number of services provided to end users. Not only has traditional telephone voice traffic increased, but the growth of personal computers and modems has created significant data traffic from a wide variety of services such as fax, email and online access. For example, businesses with multiple locations increasingly require their local voice and data networks, often located in different places, to be linked to larger, more sophisticated wide area networks that must handle large volumes of telecommunications traffic. In addition, the Internet continues to expand beyond its traditional data transmission and file-sharing functions to offer email, video broadcasts, ecommerce, commercial services, transaction processing, independent bulletin boards, and voice transmission. Business and residential based demand for telecommunications services is expected to continue to grow as telephone companies and information service providers increase their offerings of new interactive multimedia services, including data and video applications such as high speed Internet access, local area network extension, telecommuting and video conferencing. These applications require individuals to remain on the line longer than the telephone networks were originally designed to handle, and telephone companies are installing an increasing number of second lines at end user sites. Also, the size and rate of the content being transmitted demands more bandwidth, or greater speed and capacity, on both the main telephone wires and the telephone wires that connect a telephone company's central office to the end user. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telephone companies and information service providers must continually upgrade the capacity and speed of their networks typically by adding additional bandwidth to their telephone wires.

         Deregulation. Deregulation also increased competition in the telecommunications industry. Cable operators are competing with telephone companies in the delivery of high-speed digital transmission and seek to compete in the delivery of traditional local telephone service as well. Currently available high-speed cable modems enable cable operators to provide data transmission services to customers in addition to standard television services. Alternative telephone access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high-density metropolitan areas. Competition will continue to increase as these alternatives to telephone companies develop new products and their costs decline. Deregulation allows telephone carriers, information service providers and cable operators to deploy competitive services in the local access network leading to a new class of service providers known as a competitive local exchange carrier. In addition, this trend toward continued deregulation of the telecommunications industry may further decrease the current restrictions and regulations affecting telephone companies' ability to provide high bandwidth services such as high speed Internet access and corporate local area network extensions. Telephone companies are responding to this competition by upgrading their networks and increasing their telecommunications service offerings.

         Existing Telephone Company Infrastructure. Traditionally, telephone companies have provided local telephone services using analog technology, which does not have the bandwidth, or speed and capacity, to support the growing demand for new services over telephone wires such as Internet access. In contrast, digital technology permits high speed, high volume and more reliable data transmission, thereby increasing the variety of services that can be provided by telephone companies. To handle the growing demand for digital traffic, telephone companies have deployed broadband optical fiber to connect their geographically dispersed central offices and to connect their central offices to high-density telecommunications traffic areas. Deployment of fiber in the local access network to connect end users to a telephone company's central office, however, has proven labor intensive, complicated, time consuming and expensive. Consequently, these connections to end users still predominantly consist of low speed analog transmission over copper wire.

         Given the challenges of widespread replacement of copper wire in the local access network, telephone companies have turned to systems suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high speed digital transmission. Digital conversion of the analog network has been built on the aggregating or multiplexing format known as T-1 in the U.S. and E-1 in most countries outside of the U.S. T-1/E-1 transmission utilizes a data rate of 1.544 and 2.048 Megabits per second, respectively, and the transmission can be aggregated or subdivided into channels to deliver data communication services tailored to specific end user requirements. For example, a T-1 line can be up to 24 times faster than a traditional phone line. Products enabling T-1 and E-1 transmission, however, have typically required extensive engineering and provisioning, which make them cost prohibitive for residential and small business use.

         Existing and Emerging Technologies. Telecommunications manufacturers have developed, and are currently developing, numerous products that have increased the quality, speed and cost-effectiveness of digital transmission over copper wire. These products include:

         ISDN. In the early 1980s, telephone companies introduced basic rate
           Integrated Service Digital Network technology commonly known as ISDN. ISDN provides digital transmission at rates up to 144 Kilobits per second as well as a means to aggregate multiple channels into a single high speed link over copper wire. Demand for existing basic rate ISDN technology may be constrained due to:

          o its limited bandwidth (which does not allow telephone companies to offer advanced data and video services),

          o its inability to provide existing telephone service over the same wire, and

          o    its relatively high installation costs.

           In addition, ISDN deployment will require telephone companies to increase their central office switch capacity to maintain network reliability.

         HDSL. In 1992, telephone companies introduced High bit-rate Digital
           Subscriber Line technology which is commonly known as HDSL. HDSL reduces the costs of installing and upgrading T-1/E-1 service. Traditional T-1/E-1 service requires the installation of one or more amplifiers called mid-span repeaters for line lengths greater than 6,000 feet and requires the expensive and time consuming conditioning of copper wire. HDSL increases the non-repeater distance of T-1/E-1 transmission over two pairs of copper wires to approximately 12,000 feet, which reduces the need for repeaters and conditioning of the copper telephone wire. As a result, telephone companies are deploying HDSL technology in their local access networks where the end user requires a high-speed symmetrical digital communication stream and does not require a telephone channel to run on the same wire.

         DSL. The Digital Subscriber Line or ADSL technology permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. DSL technology allows the simultaneous transmission of data at speeds up to 8.0 Mega bits per second in one direction and up to 1 Mega bits per second in the reverse direction, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. With DSL technology, a user can talk and have high speed data transmissions at the same time over a regular phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to install second lines to support these services. DSL products are currently being developed which will increase the data transmission capacity to up to
           52.0 Mega bits per second. DSL technology is also known as ADSL when it refers to products that provide bi-directional transmission capacity at varying speeds.

         DSLAM. A DSL product commonly known as DSLAM is piece of equipment that typically resides in the telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high speed line back to its core or central network. As network service providers begin deploying DSL based services the need for DSL line concentration at the central offices increases.

         Digital Loop Carrier. The digital loop carrier product known as DLC is a mini-switch that extends central office services to remote locations. A digital loop carrier acts as a concentration point away from the telephone companies' central office for copper telephone lines in the local access network. DSL and DSLAM technology can be integrated into the digital loop carrier to provide a cost effective mechanism for delivering integrated services. This solution can sometimes be more cost effective than deployment directly from the telephone company central office.

         G.Lite. This technology is a version of DSL under development that will allow manufacturers to produce DSL products that can operate with each other. It also will allow users to more easily deploy DSL technology in their homes or business sites because end users may be able to install the G.Lite product themselves. G.Lite provides lower transmission speeds than other DSL products.

         DSL Routers (or DSL Local Area Network modems). These devices allow multiple computers to be networked together on a local area network and share access to the wide area network DSL line.

         PPP over ATM. This is a protocol, or set of standards and rules, that allow allows telephone carriers to deploy DSL services in a manner similar to today's traditional dial-up modems. Unlike with dial-up or ISDN systems, DSL products permit telephone companies to avoid managing a computer's network address, and facilitates billing and security procedures.

TELECOMMUNICATIONS PRODUCTS

         The Company offers a broad range of products that facilitate the transmission of high speed digital and analog data between a telephone company's central office and end-user customers. These products can be categorized into three groups:

          o    DSL products: products based on DSL technologies;
          o T-1 products: products used by telephone companies to enable high speed digital T-1 transmission at approximately 1.5 megabits per second and E-1 transmission at approximately 2.0 megabits per second, which is approximately 24 times faster than standard analog telephone service; and
          o Traditional products: products used by telephone companies to deliver digital services at relatively slower speeds than T-1 products, with speeds ranging from approximately 2.4 to 64 kilobits per second and traditional analog services with 4 kilohertz bandwidth.

         The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, continues to exert downward pressure on prices for the Company's products. The following table sets forth the revenues from Westell's three product groups for the periods indicated (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K):

                                         Fiscal Year Ended March 31,
                                         -------------------------------
                                         1997        1998       1999
                                         ----        ----       ----
                                                (in thousands)
DSL products.......................    $ 8,665     $12,448    $12,099
T-1 products.......................     49,353      52,481     53,232
Traditional products...............      8,963       5,235      3,707

         DSL Products. The Company is a developer and provider of DSL products. DSL products allow telephone companies and other local access providers to provide interactive multimedia services over existing copper telephone wire, thus offering a more cost-effective and faster deployment alternative to fiber optic cable. DSL systems support advanced data applications such as high speed Internet access, local area network extension, telecommuting, and virtual libraries.

         ADSL technology permits the multiple transmissions of varying speeds over existing copper telephone wire. The transmission distances of current DSL systems vary based upon the data rate and telephone line condition, with a maximum distance of 18,000 feet.

         The following table sets forth a representative list of the Company's current DSL products and their applications.


Product                        Description                                      Applications
-------                        -----------                                      ------------

SuperVision(R)DSLAM            Consolidates DSL lines into a single network     Enables multiple services and
 .....................          interface.  Users can achieve speeds of up to    applications such as high-speed
 .....................          8 megabits per second downstream and up to 1     Internet access, remote local area
 .....................          megabit per second upstream.  Facilitates the    network access, and work at home,
 .....................          connection between copper wire digital           while providing simultaneous
 .....................          transmission used in the local access network    standard telephone service over
 .....................          and the optical fiber transmission in the        copper telephone wires.
 .....................          network.


FlexCap2(TM)                   Rate Adaptive DSL modem to modem system that     Provides similar applications as
 .....................          operates at up to 2.24 Mega bits per second      DSLAM without the multiplexing, or
 .....................          downstream and up to 1 Mega bits per second      aggregating feature. The rate
 .....................          upstream over copper telephone wires. The rate   adaptability allows telephone
 .....................          adaptive capability enables the operating        companies to maximize the digital
 .....................          speed to be automatically adjusted based on      capacity of copper wire and
 .....................          the quality of the telephone wire and the        facilitates the installation of DSL
 .....................          transmission distance.                           systems, thereby increasing the
                                                                                utilization of poor quality copper
                                                                                telephone wires which traditionally
                                                                                have required extensive installation
                                                                                and monitoring.



InterAccess 2                  HDSL system that supports 1.5 or 2.0 mega bits   Enables T-1 or E-1 transmission
 ......................         per second bi-directional services over copper   services.  Increases  transmission
 ......................         telephone wires. The Company's HDSL systems      distance to up to 12,000 feet over
 ......................         eliminate the need for telephone companies to    copper telephone wires
 ......................         improve the condition of the copper wire and
 ......................         to install amplifiers or line repeaters for
 ......................         distances of up to 12,000 feet.  Contains
 ......................         performance and monitoring functions with
 ......................         remote accessibility that may supplant the
 ......................         need for telephone signal repeaters throughout
 ......................         the telephone line and products such as
 ......................         Westell's Network Interface Units.
 ......................


     In the last five years, over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. DSL applications in these trials include interactive video-on-demand, music-on-demand, catalog shopping, financial services, games-on-demand, television-on-demand and long distance learning services. Internationally, Westell's DSL systems have been purchased by telephone administrations in 40 countries including Australia, Belgium, Canada, Hong Kong, Italy, Japan, Norway, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom for trials and early deployments of DSL products. Westell is currently involved in Bell Atlantic's initial deployment of ADSL systems. Through its partnership with Fujitsu Telecom Europe, Ltd. (FTEL), Westell is involved in the initial deployment of ADSL products by British Telecom. Westell currently sells its HDSL systems primarily outside the U.S. and to U.S. federal government agencies.

     Customers using the Company's DSL systems for initial service deployments are not contractually bound for future deployments or product sales. The Company is unable to predict whether customer initial service deployments or other technical or marketing trials will be successful or when significant commercial deployment will begin, if at all.

     The Company's growth is dependent upon whether ADSL technology gains widespread commercial acceptance by telephone companies. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in each of the fiscal 2000 quarters. The Company's ability to achieve profitability or revenue growth in the future will be associated with market acceptance of the Company's DSL systems and the development and market acceptance of other DSL products introduced by the Company. See "Risk Factors."

     The market for DSL products is intensely competitive. Bids for recent field trials and initial commercial deployments of DSL products implicitly assume "forward pricing," that is, pricing DSL products to reflect the expectation of large future volume sales and anticipated reductions in manufacturing costs. The Company has offered its DSL products to telephone companies at prices below current production costs. Such pricing has and could in the future cause the Company to incur losses on a substantial portion of its DSL product sales unless and until it can reduce manufacturing costs. The Company's ability to reduce its manufacturing costs is dependent upon (1) more cost-effective chipset and product design, some of which is dependent upon the Company's strategic partners, and (2) the achievement of economies of scale. The Company believes that, following the pronouncement of the International Telecommunication Union standard for G.Lite, competition will increase and result in pricing pressures and "forward pricing" of DSL products. There can be no assurance that the Company will be able to secure significant additional orders and reduce per unit manufacturing costs to accommodate these pricing pressures. Accordingly, the Company could incur losses in connection with sales of DSL products that could have a material adverse effect on the Company's business and operating results.

     T-1 Products. Westell's T-1 products provide telephone companies with cost-effective solutions to transport, maintain and improve the reliability of high speed or T-1 services over copper and fiber lines in the local access network. T-1 transmissions are digital transmissions that have a speed that is up to 24 times faster than a traditional analog phone line.

     The following table sets forth a representative list of the Company's T-1 products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------

NIU (Network Interface       Network Interface Unit.  An electronic         Facilitates the maintenance of T-1
Unit)                        module generally located in the phone          transmission.
 ......................       companies' central office, that provides
 ......................       maintenance capabilities for telephone lines
 ......................       providing T-1 transmission.
 ......................

NIU-PM                       Network Interface Unit with Performance        Facilitates the maintenance and provides
 ......................       Monitoring that stores maintenance             performance monitoring of T-1 facilities.
 ......................       information for seven days.

Mountings                    Mechanical shelves used to house Westell's     Provides easy installation of end user
 ......................       and other companies' traditional and higher    electronics.
 ......................       speed modules.

QuadJack(TM)                 Transport system that provides transmission    Provides transport and facilitates
 ......................       medium for one to four traditional signals     maintenance for high-speed digital
 ......................       over fiber.                                    facilities.

SmartLink                    Automatic protection system for up to 8        Increases the reliability of T-1 and
 ......................       customer telephone lines providing T-1         other high-speed digital transmission.
 ......................       transmission.                                  Used for critical circuits such as those
                                                                            used to provide service to cellular
                                                                            telephone sites.

         Many of the Company's T-1 products, such as its Network Interface Units, intelligent line repeaters, office repeaters and SmartLink automatic protection switches, function to monitor and control the quality of digital transmission over copper wire. The Company's Network Interface Units allow telephone companies to monitor transmission conditions and to detect performance problems in circuits from remote locations. All of the Regional Bell Operating Companies and GTE have purchased the Company's Network Interface Units. Westell also sells Network Interface Units that incorporate real time performance monitoring. This feature monitors the telephone line and returns status messages every second to the telephone company's central office. The deployment of HDSL systems in the U.S., which reduces telephone companies' need for T-1 repeaters used to boost transmission quality, may result in a decrease in demand for Westell's T-1 products such as its Network Interface Units. Network Interface Units represented 52.5%, 51.2% and 52.2% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively.

         The Company's SmartLink(TM) Automatic Protection Switch system monitors up to eight customer T-1 channels and allows telephone companies to provide uninterrupted service in the event of a fault on any channel. Once the SmartLink detects a fault in one channel, it automatically places that signal on a protection channel and generates a notification alarm at the telephone company's central office, thereby significantly reducing network downtime and costly data interruption.

         Traditional Products. Westell's traditional products are used by telephone companies to deliver digital and analog service across copper wire in the local access network at speeds ranging from approximately 2.4 to 64 Kilobits per second for digital transmission or 4 Kilohertz for analog transmission. In some circumstances, analog transmission is the most economical, most easily installed or the only service available.

         The following table sets forth a representative list of the Company's traditional products and their applications:



Product                         Description                                      Applications
-------                         -----------                                      ------------

Data Station Termination Unit   Provides maintenance and equalization of data    Point of sale, lottery and other
 ......................          transmission and provides the interface          analog data.
 ......................          between analog transmission and an end user's
                                modem.

Tandem................          Provides low speed and analog channel cross      Connections between phone
 ......................          connections in tandem environments.              companies' offices.


     The Company's other traditional products include:

          o voice frequency channel units and mountings, which are used to provide dedicated analog data lines;

          o    smart repeaters, which boost analog signals; and

          o monitoring functions designed to improve the quality of analog transmission over copper wire.

         Revenues from traditional products have declined in recent years as telephone companies continue to move from lower speed analog and digital transmission services to networks that deliver higher speed services. The Company expects revenues in the traditional product category to continue to decline as a result of this migration.

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

         There can be no assurance that the Company will be able to introduce products under development as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology or new product announcements by competitors. See Risk Factors

         The Company and products under development are subject to industry wide standardization organizations which include, the American National standards Institute, the International Telecommunications Union and the European Telecommunications Standards Institute which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by American National Standards Institute and European Telecommunications Standards Institute is based upon a transceiver technology referred to as Discreet Multi-Tone technology or DMT. Westell incorporates DMT technology into its DSL products. The Company has not developed a transceiver technology for its product offerings and it is dependent on transceiver technologies from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for transceiver technologies to be used in DSL systems by the Company. Absent the proper relationships with key transceiver technology vendors, the Company's products may not comply with the technology standards set for DSL products. If customers require standards based products that require transceiver technologies not available to the Company under reasonable terms and conditions, then the Company's business and results of operations would be materially and adversely affected.

         The Company's DSL products are dependent upon transceiver technology licensed from third party suppliers. These licenses are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Without a third party transceiver technology the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of DSL transceiver technology are not available to the Company at commercially acceptable terms, then the Company's business and results of operations would be materially and adversely affected.

         The International Telecommunications Union is expected to complete a final determination of a standard for an ADSL product called G.Lite in September 1999. The effect of a G.Lite standard on the Company is unknown. The Universal ADSL Working Group, formed by leading companies in the personal computer, telecommunications and networking industries, is in the process of establishing ADSL G.Lite standards based upon a technology standard that will allow manufacturers to manufacture DSL products that can be used with other telecommunications manufacturers' products. Although products based upon the expected G.Lite standard would reduce and simplify the telephone wiring modifications at the customer premises that is required by full DSL products, trials of the G.Lite products indicate that multiple distributed splitters may be required at the customer premises for G.Lite products which could make installation more expensive than other higher speed ADSL products. In addition, the differences in the initial costs, premises wiring requirements, and data rates between G.Lite products and higher speed ADSL products could confuse the marketplace and delay a mass market adoption of any ADSL products. Additionally, the Company's products will require design changes to achieve compliance with the expected G.Lite standard. Further, because the Company is dependent on its strategic silicon partners for providing G.Lite versions of transceiver technology and these standards are still not finalized, there can be no assurance that the Company will have a G.Lite transceiver technology in a timely manner for product development.

         During the last fiscal year, the DSL industry has focused on achieving interoperability of the products manufactured by different vendors. The expectation is that widespread availability of interoperable equipment would speed market deployment by eliminating dependencies between customer equipment and the equipment used by the service provider. Although Westell participates in interoperability tests and programs, there is no assurance that widespread equipment interoperability would increase unit sales volumes as interoperability has not been an issue in the market to date. Additionally, improved equipment interoperability could also increase pricing pressures on the Company's ADSL products.

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

STRATEGIC ALLIANCES

         The Company's business strategy involves entering into selected strategic alliances with other companies that are intended to secure complementary technologies, insure access to transceiver technology chipsets at the lowest possible cost and to better market its products. These relationships are expected to enable the Company to more quickly develop products and penetrate markets and to be able to price its products competitively. The success of the Company is and will be dependent on the efforts of its strategic alliances. The Company's strategic alliances primarily relate to the development, manufacture and marketing of DSL systems. Examples of the Company's alliances include the following:

         Fujitsu Telecom Europe Limited - Effective April 1998, the Company entered into an agreement to design and manufacture DSL products for Fujitsu Telecom. Fujitsu Telecom will distribute the product in Europe. The Company will receive royalty payments in the event that Fujitsu chooses instead to manufacture the products.

         Adtran - Effective March 1998, the Company entered into a nonexclusive agreement with Adtran, Inc. to develop and market ADSL products for Adtran's communications platform called Total Access. Total Access is used in phone companies' central offices to provide traditional and high speed services to customers. The Total Access partner program provides for different vendors to supply components of the Total Access System. Westell supplies the ADSL components and technology.

         Alcatel (formerly DSC Telecom) - In January 1997, the Company and DSC Telecom L.P. entered into an agreement for the design and development of equipment and the incorporation of the Company's ADSL technology into DSC Telecom's Litespan(R) 2000 digital loop carrier system. In May 1997, the Company and DSC Telecom entered into an agreement for DSC Telecom to distribute the Company's DSL modem to its telecom customers to complement the DSL equipment and technology used in the Litespan(R) 2000 digital loop carrier system. In fiscal 1999, Alcatel, a competitor, acquired DSC Telecom. The Company is unable to predict what effect this acquisition, if completed, will have on this alliance.

         Alcatel USA - In March 1999, the Company signed an agreement with Alcatel USA, a Division of Alcatel Networks to use Alcatel USA's central office DSL product to assist the Company in developing high speed modems that interoperate with Alcatel equipment.

         Lucent Technologies - In September 1997, the Company and Lucent Technologies, Inc. entered into a nonexclusive agreement for the design and development of equipment incorporating the Company's ADSL technology for use in two of Lucent's digital loop carrier systems called SLC(R) Series 5 and SLC-2000. In November 1997, the Company and Lucent entered into a nonexclusive agreement to integrate the Company's SuperVision(R) DSLAM broadband capabilities with Lucent Technologies' central office switch product called 5ESS(R)..Under this agreement, Lucent Technologies will market and sell the ADSL enabled SLC and SuperVision(R) solutions.

CUSTOMERS

         The Company's principal customers historically have been U.S. telephone companies. Since fiscal 1993, the Company has also marketed its products internationally. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter exchange carriers and the U.S. federal government. International revenues represented approximately $4.4 million, $8.5 million and $8.5 million of the Company's revenues in fiscal 1997, 1998 and 1999, respectively, accounting for 5.5%, 9.9% and 9.1% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on Regional Bell Operating Companies, the large phone providers resulting from the break-up of AT&T, and other smaller or independent telephone carriers for substantially all of its revenues. Sales to the Regional Bell Operating Companies accounted for 61.9%, 51.1% and 46.6% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively and sales to Ameritech accounted for 16.2% of the Company's revenues in fiscal 1999. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the Regional Bell Operating Companies, the product requirements of the Regional Bell Operating Companies, the financial and operating success of the Regional Bell Operating Companies, and the success of the Regional Bell Operating Companies' services that use the Company's products. Any attempt by a Regional Bell Operating Company or other telephone company access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The Regional Bell Operating Companies and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes. The Company has supply contracts with most of its major customers, but these contracts typically do not establish minimum purchase commitments.

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

         For large telephone companies, such as the Regional Bell Operating Companies and major European and Asian telephone carriers, the Company sells its DSL products indirectly through its strategic partners. These large telephone companies purchase their DSL products in a portfolio with other telecommunications products. Westell provides DSL equipment and services for the central office and telephone company networks to its strategic partners who then sell those products along with other related products to the telephone companies. See "--Strategic Alliances." The Company sells its DSL modems for use by residential and business customers on their premises directly to small and medium-sized providers.

         International revenues represented 5.5%, 9.9% and 9.1% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively. The Company's international operations are based in Aurora, Illinois.

         The Regional Bell Operating Companies and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies such as DSL. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval. The length of the approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the telephone companies, telephone companies' budgets and regulatory issues affecting telephone companies and other local access service providers. In addition, the requirement that telephone companies obtain FCC approval for certain services prior to their implementation has in the past delayed the approval processes.
See Risk Factors.

         Although the telephone company approval processes may vary to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

         Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards.

         Technical Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

         Marketing Trial. Emerging products such as DSL are tested for market acceptance of new services. Marketing trials usually involve a greater number of systems than technical trials because systems are deployed at several locations in the telephone company's network. This stage gives telephone companies an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product from a wider range of operations personnel.

         Commercial Deployment. Commercial deployment usually involves substantially greater numbers of systems and locations than the marketing trial stage. In the first phase of commercial deployment, a telephone company initially installs the equipment in select locations for select applications. This phase is followed by general deployment involving greater numbers of systems and locations. General deployment does not usually mean that one supplier's product is purchased for all of the telephone companies' needs throughout the system as telephone companies often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments.

         In most international markets, there is one major telephone company per country with limited or few alternate telephone carriers or independent telephone companies. Typically, these telephone companies are highly regulated, government-owned agencies that have approval and purchase processes similar to those followed by the Regional Bell Operating Companies.

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

         The Company purchases parts and components for its products from a number of suppliers through a worldwide sourcing program. Key components used in the Company's products, such as integrated circuits and other electronic components, are currently available from only one source or a limited number of suppliers. In addition, some of the electronic components used in the Company's products are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of integrated circuits and other key product, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

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

         A substantial portion of the Company's shipments in any fiscal period relate to orders for products received in that period. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and limited finished goods inventory at its manufacturing facility. In addition, the Company maintains some finished goods inventory at the customer's site pursuant to an agreement that the customer will eventually purchase such inventory. Final testing and shipment of products to customers occurs in the

Company's Aurora, Illinois facilities. The Company's domestic facilities are certified pursuant to ISO 9001.

         The Company believes that because a substantial portion of customer orders for its traditional and T-1 products are filled within the quarter of receipt, the Company's backlog is not a meaningful indicator of actual revenues for these products for any succeeding period. In general, customers purchasing DSL products may reschedule orders without penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their DSL product needs. Since backlog of DSL products can be rescheduled without penalty, the Company does not believe that its backlog of DSL products is a meaningful indicator of future revenues from DSL products.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors with respect to its Traditional Products are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the T-1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Nokia, ECI Telecom, Ltd., Ericsson, Cisco Systems, Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Our competitors include full network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this competition by entering into strategic alliances to offer complete systems of which our ADSL product offering is a part. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers' requirements will materially adversely affect the Company's business and results of operations.

         The Company expects competition in the ADSL market in the near future from numerous other companies. In addition, the Telecommunications Act permits the Regional Bell Operating Companies to engage in manufacturing activities. Therefore, Regional Bell Operating Companies, which are the Company's largest customers, may potentially become the Company's competitors as well. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Many telephone companies and other local access providers have adopted policies that favor the deployment of fiber. To the extent that customers choose to install fiber and other transmission media between the central office and the end user, the Company expects that demand for its copper wire-based products will decline. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telephone companies decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for ADSL products could decline. In addition, the deployment of products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. Specifically, the development of G.Lite products may reduce the demand for the Company's existing ADSL products. The deployment of HDSL systems in the U.S., which reduces telephone companies' need for T-1 repeaters, may result in a decrease in demand for Westell's T-1 products such as its Network Interface Units. The Company believes that the domestic market for many of its traditional products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See Risk Factors

TELECONFERENCE SERVICES

         Conference Plus, Inc., founded in 1988, is a leading provider of conferencing services. Conference Plus allows multiple individuals and/or businesses to conduct conference calls using a combination of voice, video or data such as graphs or spreadsheets. The Company is an 88.2% owned subsidiary of Westell and manages its teleconferencing services through its operations center in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland. By enabling its customers to share information, Conference Plus can increase productivity and save money by reducing travel time, bringing down travel costs, and make it easier for people in remote locations to work together. Teleconferencing technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         Conference Plus services generated $10.3 million, $14.1 million and $21.3 million in revenues in fiscal 1997, 1998 and 1999, respectively. A majority of Conference Plus' revenues come from private label commercial teleconferencing services to customers who market Conference Plus services under their own brand name. Such companies choose to outsource and private label audio and video teleconferencing services to maintain continuity and save costs. Audio and video teleconferencing is a people-intensive service, requiring high levels of concentration on the execution of each and every call. In addition to privately branded teleconferencing services, Conference Plus offers a wide range of direct commercial teleconferencing and video services. The audio conferencing services include:
o operator initiated calls where the Conference Plus operator calls the participants
o operator assisted calls where the customer dials in on a regular number or their own network, or the customers call into a toll free network and
o fully automated services where the customers use a pre-assigned code to access the conference call without the assistance of an operator.
Expanded capabilities also provide for advanced meeting options that include call polling, questions & answer queuing, broadcast/listen only, integrated voice response digital playback, conference call tape recording and playback and transcription and reservation/resource management services.

         Conference Plus received the first ISO 9002 certification in the audio and video conferencing services industry.

         Conference Plus' strategic focus includes the following key objectives:

         Private Label Services - Build off of leadership in private label services by offering flexibility in the choice of networks or carriers, superior tailored reservations, confirmation, billing and customer service features and extensive experience in the design, implementation and ongoing management of private label programs.

         Automated Conferencing - Deliver solutions for automated conferencing through promoting electronic and Internet access to reservation and billing systems, and improved, convenient and cost effective use of automated (pass code) teleconferencing systems.

         International Expansion - Expand beyond the US. Conference Plus currently serves its teleconferencing needs of customers headquartered in the United States from its Schaumburg, Illinois facility. As these customers globalize their telecommunications services, Conference Plus will be required to expand its operational presence internationally to meet these needs. In addition, the international market for teleconferencing is expected to grow substantially as a result of deregulation and improved networks with associated reductions in end user costs.

         Multimedia and IP Capability- Offer customers the ability to conduct conferencing services from multiple sites using a variety of media including voice, video and Internet Protocol applications.

         Commitment to Service Quality, Customer Service and Low-Cost Operations
           - Conference Plus recognizes that providing high quality service is an important aspect affecting Conference Plus' ability to compete in both the domestic and international teleconferencing markets. The Company's commitment to continuous improvement and total customer satisfaction is evidenced by its use of a total quality management program which has resulted in Conference Plus becoming ISO 9002 certified in November 1997. Conference Plus will continue to focus on total quality management and continuous improvement to meet and exceed customer expectations. In addition, Conference Plus' focus will also include implementation of cost improvements to allow Conference Plus to offer world class services at low cost to remain competitive in its teleconference service offerings.

         Conference Plus sells its services in the U.S. principally through its domestic in-house sales organization, through agents under contract to Conference Plus and through the efforts of the Company's Private Label customers. As of March 31, 1999, Conference Plus' sales, service representative and agent support programs were conducted by 35 employees.

         The private label customers and many of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over Conference Plus. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

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

GOVERNMENT REGULATION

         The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede the Company's penetration of local access markets. The Telecommunications Act lifted certain restrictions on telephone companies' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established whereby telephone companies may provide various types of video services. Rules to implement these new regulations have been established whereas statutory provisions are now being considered by the FCC.

         In addition, the Telecommunications Act permits the Regional Bell Operating Companies to engage in manufacturing activities after the FCC authorizes Regional Bell Operating Company to provide long distance services within its service territory. A Regional Bell Operating Company must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a Regional Bell Operating Company will be permitted to engage in manufacturing activities and the Regional Bell Operating Companies, which are the Company's largest customers, may become the Company's competitors as well. See Risk Factors.

PROPRIETARY RIGHTS

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company regards its technology as proprietary, it has only one patent on such technology related to Network Interface Units. The Company expects to seek additional patents from time to time related to its research and development activities. The Company relies on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect its unpatented proprietary know-how. See Risk Factors.

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

RISK FACTORS

         You should carefully consider the following risk factors in addition to the other information contained and incorporated by reference in this Annual Report on Form 10-K before purchasing our stock.

WE MAY FACE OTHER RISKS NOT DESCRIBED IN THE FOREGOING RISK FACTORS WHICH MAY IMPAIR OUR BUSINESS OPERATIONS.

         The risks and uncertainties described in the foregoing risk factors may not be the only ones facing us. Additional risks and uncertainties not presently known to us may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE INCURRED AND CONTINUE TO EXPECT LOSSES.

        Due to our significant ongoing investment in DSL technology, we have incurred and anticipate that our losses may extend at least through each of our fiscal 2000 quarters. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 1999, we had net losses of $35.0 million.

         We believe that our future revenue growth and profitability will depend on:

          o    creating sustainable DSL sales opportunities;
          o    developing new and enhanced T-1 products;
          o    developing other niche products for both DSL and T-1 markets; and
          o    growing our teleconference service revenues.

In addition, we expect to continue to evaluate new product opportunities and engage in extensive research and development activities. As a result, we will continue to invest heavily in research and development and sales and marketing, which will adversely affect our short-term operating results. We can offer no assurances that we will achieve profitability in the future.

WE DEPEND ON DSL MARKET ACCEPTANCE AND GROWTH FOR FUTURE SUCCESS.

         We expect to continue to invest significant resources in the development of DSL products. Because the DSL market is in its early stages, our DSL revenues have been difficult to forecast. If the DSL market fails to grow or grow more slowly than anticipated, then our business, revenues and operating results would be materially adversely affected.

         Our analog-based and T-1 based products (such as our Network Interface Units) are not expected to generate sufficient revenues or profits to offset any losses that we may experience due to a lack of sales of DSL systems. If we fail to generate significant revenues from DSL sales, then we would not be able to implement our business goals and our business and operating results would suffer significantly.

         Customers have only recently begun to consider implementing DSL products in their networks. We have shipped most of our DSL products for trials and early deployment. Most of our customers are in initial service deployments and are not contractually bound to purchase our DSL systems in the future. We are unable to predict whether these initial service deployments or other technical or marketing trials will be successful and when significant commercial deployment of our DSL products will begin, if at all. The timing of DSL orders and shipments can significantly impact our revenues and operating results.

         Even if our customers adopt policies favoring full-scale implementation of DSL technology, our DSL-based sales may not become significant. There is no guaranty that our customers will select our DSL products instead of competitive products. If we fail to significantly increase our DSL sales, then our business, operating results and financial condition will suffer.

PRICING PRESSURES ON OUR PRODUCTS MAY AFFECT OUR ABILITY TO BECOME PROFITABLE.

         Due to competition in the DSL market, bids for recent field trials of DSL products reflect:

          o the forward pricing of DSL products below production costs to take into account the expectation of large future volumes and corresponding reductions in manufacturing costs; or
          o suppliers providing DSL products at a lower price as part of a sale of a package of products and/or services.

         We are offering DSL products based upon forward pricing. For example, in the September and December 1998 quarters, we shipped ADSL products to customers that were priced below our current production costs. As a result, we recognized forward pricing losses of approximately $1.7 million and $800,000, respectively, for DSL orders received during those quarters. Such pricing will cause us to incur losses on a substantial portion of our DSL product sales unless and until we can reduce manufacturing costs. We believe that manufacturing costs may decrease when:

          o    more cost-effective transceiver technologies are available;
          o    product design efficiencies are obtained; and
          o    economies of scale are obtained related to increased volume.

         There is no guaranty that we will be able to secure significant additional orders and reduce per unit manufacturing costs that we have factored into our forward pricing of DSL products. We could continue to incur losses in connection with sales of DSL products even if our DSL unit volume increases. Losses from our sales of DSL products would materially and adversely affect our ability to achieve profitability and implement our business goals.

         Moreover, the International Telecommunication Union is expected to announce a standard for a DSL product called G.Lite in late 1999, which will allow consumers to install DSL technology on their computer themselves. We believe this announcement will increase competition in the DSL market and result in greater pricing pressures with respect to all DSL products.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, CAUSING OUR STOCK PRICE TO BE VOLATILE OR DECLINE.

         We expect to continue to experience significant fluctuations in quarterly operating results. Factors that have had and may continue to influence our quarterly operating results include:

o the size and timing of customer orders and subsequent shipments, including customer order deferrals in anticipation of new products or anticipated sale or merger of the customer's business or other reasons;

          o    the impact of changes in the customer mix or product mix sold;
          o long and unpredictable sales cycles and customer purchasing programs;

          o the absence of unconditional minimum purchase commitments from any customer;
          o timing of product introductions or enhancements by us or our competitors;
          o    acceptance of new products by our customers;
          o    technological changes in the telecommunications industry;
          o    competitive pricing pressures;
          o    accuracy of customer forecasts of end-user demand;
          o    write-offs for obsolete inventory;
          o changes in our operating expenses which can occur because of product development costs, pricing pressures and other factors;
          o    personnel changes;
          o    quality control of products sold;
          o    disruption in supplies of key components of our products;
          o    regulatory changes; and
          o    delays of payments by customers.

         Sales to our largest customers have fluctuated and are expected to fluctuate significantly between financial periods. Sales to our customers typically involve long approval and procurement cycles and can involve large purchase commitments. Customers purchasing DSL products may generally reschedule orders without penalty to the customer. Cancellation or deferral of one or a small number of orders could cause significant fluctuations in our quarterly operating results. Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         In addition, these quarterly fluctuations make it more difficult to forecast our revenues. It is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. This occurred in fiscal 1999. We attempt to address this possible divergence through our public announcements and reports. The degree of specificity we can offer in such announcements, however, and the likelihood that any forward-looking statements we make will prove correct, can and will vary. As long as we continue to depend on DSL and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

EVOLVING INDUSTRY STANDARDS MAY ADVERSELY AFFECT OUR DSL SALES

         Industry wide standardization organizations such as the American National Standards Institute and the European Telecommunications Standards Institute are responsible for setting transceiver technology standards for DSL products. Because we have not internally developed a transceiver technology for our products, we are dependent on transceiver technologies from third parties. Absent the proper relationships with key transceiver technology vendors, our products may not comply with the developing standards for DSL. If customers require standards-based products that require transceiver technologies not available to us under reasonable terms, then our DSL revenues would significantly decrease and our business and operating results would materially suffer.

         We will continue to rely on third party suppliers for access to transceiver technologies for new DSL products such as the DSL product under development called G.Lite, which will allow consumers to install DSL technology on their computer themselves. Since standards have not been established for G.Lite products, there can be no assurance that standards-compliant transceiver technologies will be available to us in a timely manner for the purpose of product development.

         In addition, the introduction of competing standards or implementation specifications could result in confusion in the market and delay any decisions regarding deployment of DSL systems. For example, the anticipated announcement of G.Lite standard could also delay our customer's deployment of other DSL products. Delay in the announcement of standards would materially and adversely impact sales of our DSL product offerings and could have a material adverse effect on our business and operating results.

OUR PRODUCTS FACE COMPETITION FROM OTHER EXISTING PRODUCTS, PRODUCTS UNDER DEVELOPMENT AND CHANGING TECHNOLOGY, AND WE MUST DEVELOP NEW COMMERCIALLY SUCCESSFUL PRODUCTS TO ACHIEVE OUR BUSINESS GOALS AND GENERAL REVENUE.

         The markets for our products are characterized by:

          o    intense competition,
          o    rapid technological advances,
          o    evolving industry standards,
          o    changes in end-user requirements,
          o    frequent new product introductions and enhancements, and
          o    evolving telephone company service offerings.

         New products introductions or changes in telephone company services could render our existing products and products under development obsolete and unmarketable. For example, HDSL, product that enhances the signal quality of the transmission over copper wire, may reduce the demand for the types of products that we currently manufacture such as our Network Interface Units product, which provide performance monitoring of copper telephone wires. Our Network Interface Units accounted for at least 50% of our revenues in each of the last three fiscal years. Further, we believe that the domestic market for many of our traditional analog products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future success will largely depend upon our ability to continue to enhance our existing products and to successfully develop and market new products on a cost-effective and timely basis.

         Our current product offerings apply primarily to the delivery of digital communications over copper wire in the local access network. We expect that the increasing deployment of fiber and wireless broadband transmission in the local access network will reduce the demand for our existing products. Telephone companies also face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end-users. If telephone companies decide not to aggressively respond to this competition and fail to offer high speed digital transmission, then the overall demand for DSL products will decline. Consequently, to remain competitive we must develop new products to meet the demands of these emerging transmission media and new local access network providers.

         If our products become obsolete or fail to gain widespread commercial acceptance due to competing products and technologies, then our product revenues would significantly decrease and business and operating results will be materially adversely affected.

WE MAY EXPERIENCE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS.

         Our past sales have resulted from our ability to anticipate changes in technology, industry standards and telephone company service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

          o    rapid technological changes in the telecommunications industry;
          o the Regional Bell Operating Companies' lengthy product approval and purchase processes; and
          o our reliance on third-party technology for the development of new products.

There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that we will have the financial and manufacturing resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and telephone company service offerings. If we fail to deploy new products on a timely basis, then our product sales will decrease and our competitive position and financial condition would be materially and adversely affected.

THE HIGHLY COMPETITIVE MARKET IN WHICH WE OPERATE MAY RESULT IN OPERATING LOSSES, A DECREASE IN OUR MARKET SHARE, AND FLUCTUATIONS IN OUR REVENUE.

     We expect competition to increase in the future especially in the emerging DSL market. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to increase our market share. Our principal competitors are as follows:

          o DSL products: Alcatel Network Systems, AGCS, Cabletron, ECI Telecom, Ltd., Nokia, Copper Mountain, Cabletron, Ltd., Ericsson, Cisco Systems, Lucent Technologies, Inc., Nortel, Orckit Communications, Ltd. PairGain Technologies, Inc., Paradyne, 3Com, and Siemens;
          o T-1 products: ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc.; and
          o Traditional products: Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc.

In addition, under the Telecommunications Act , the Regional Bell Operating Companies may engage in manufacturing activities. So our largest customers may potentially become our competitors as well.

         We expect continued aggressive tactics from many of our competitors such as:

          o    Forward pricing of products;
          o    Early announcements of competing products;
          o Bids that bundle DSL products with other product offerings;
          o    Customer financing assistance; and
          o    Intellectual property disputes.

These tactics can be particularly effective in a highly concentrated customer base such as ours.

         Many of our competitors are much larger than us and can a wide array of different products and services that are required for all of the telephone companies' business. Conversely, our products are used in the local access network which is just one element of a telephone companies' network. Instead of directly competing with these large suppliers, we have entered into strategic alliances with companies such as Lucent and Fujitsu Telecom Europe, Ltd. (FTEL) to offer our products within a package of products sold by these companies. Our ability to sell our DSL products will depend on the success of our alliances with large suppliers and our system solutions. Our inability to form successful alliances and develop systems that meet customer requirements will affect our ability to sell our DSL Products which would materially adversely affect our business and operating results.

         In addition, the development of the G.Lite DSL product could enable other companies with less technological expertise than us to more readily enter the DSL market and could place additional pricing pressures on our other DSL products.

         Conference Plus participates in the highly competitive industry of voice, video, and multimedia conferencing services. Competitors include stand-alone conferencing companies and major telecommunications providers. In addition, internet service providers may attempt to expand their revenue base by providing conferencing services. Conference Plus's ability to sustain growth and performance is dependent on its:

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


OUR LACK OF BACKLOG MAY AFFECT OUR ABILITY TO ADJUST TO AN UNEXPECTED SHORTFALL IN ORDERS.

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

INDUSTRY CONSOLIDATION COULD MAKE COMPETING MORE DIFFICULT.

         Consolidation of companies offering high speed telecommunications products is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers' competitors. We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US.

         We have and will continue to depend on the large Regional Bell Operating Companies, those companies emerging from the break-up of AT&T, as well as and other telephone carriers including smaller local telephone carriers and new alternative telephone carriers such as Qwest, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for 61.9%, 51.1% and 46.6% of our revenues in fiscal 1997, 1998 and 1999, respectively. Consequently, our future success will depend significantly upon:

          o the timeliness and size of future purchase orders from the Regional Bell Operating Companies;
          o    the product requirements of the Regional Bell Operating
               Companies;
          o the financial and operating success of the Regional Bell Operating Companies; and
          o the success of the Regional Bell Operating Companies' services that use our products.

The Regional Bell Operating Companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. Customers purchasing our products may generally reschedule orders without penalty to the customer. Even if demand for our products is high, the Regional Bell Operating Companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

         Any attempt by a Regional Bell Operating Company or our other customers to seek out additional or alternative suppliers or to undertake the internal production of products would have a material adverse effect on our business and operating results. The loss of any or our customer could result in an immediate decrease in product sales and materially and adversely affect our business.

         Conference Plus's customer base is very concentrated as its top ten customers represent a large portion of revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus's customers continually undergo review and evaluation of their conferencing services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus's customers will bring some portion or all of their conferencing services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow their customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

OUR CUSTOMERS HAVE LENGTHY PURCHASE CYCLES WHICH AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including:

          o    the complexity of the product involved,
          o    priorities of telephone companies,
          o telephone companies' budgets, and o regulatory issues affecting telephone companies.

The requirement that telephone companies obtain FCC approval for most new telephone company services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse affect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guaranty that such approvals or that ensuing sales of such products will continue to occur.

THE FAILURE TO MAINTAIN AND FURTHER DEVELOP PARTNERS AND ALLIANCES WOULD ADVERSELY AFFECT OUR BUSINESS.

         We have developed and maintain partnerships and alliances with other companies in order to secure complementary technologies, to lower costs, and to better market and sell our products. These partnerships and alliances provide important resources and channels for us to compete successfully. For example, our partnership with Lucent Technologies for the development of an ADSL product that may be integrated in a product sold by Lucent enables us to access to a significant number of potential customers. We cannot provide any assurances that these partnerships will continue in the future. As competition increases in the DSL market, our alliances will become even more important to us. A loss of one or more partnerships and alliances could affect our ability to sell our products and therefore could materially adversely affect our business and operating results.

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY AND WE WOULD NOT BE ABLE TO COMPETE WITHOUT THIRD PARTY TECHNOLOGY.

         Many of our products incorporate technology developed and owned by third parties. Consequently, we must rely upon third parties to develop and introduce technologies which enhance our current products and to develop new products. Any impairment or termination of our relationship with any licensors of technology would force us to find other developers on a timely basis or develop our own technology. There is no guaranty that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace the third-party technology used in our products. Any absence or delay would materially adversely affect our business and operating results.

         For example, our ability to produce DSL products is dependent upon third party transceiver technologies. Our licenses for DSL transceiver technology are nonexclusive and the transceiver technologies either have been licensed to numerous other manufacturers or do not require a license to acquire. If our DSL transceiver licensors fail to deliver implementable or standards compliant transceiver solutions to us and other alternative sources of DSL transceiver technologies are not available to us at commercially acceptable terms, then our business and operating results would be materially and adversely affected.

WE ARE DEPENDENT ON SOLE OR LIMITED SOURCE SUPPLIERS AND COULD NOT SELL OUR PRODUCTS WITHOUT THESE SUPPLIERS.

         Integrated circuits and other electronic components used in our products are currently available from only one source or a limited number of suppliers. For example, we currently depend on GlobeSpan Technologies, Alcatel and Analog Devices, Inc. to provide critical integrated transceiver circuits used in the Company's DSL products. In addition, some of the electronic components used in our products are currently in short supply and are provided on an allocation basis to us and other users based upon past usage. There is no guaranty that we will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to us on commercially reasonable terms. Integrated transceiver circuits and electronic components are key components in all of our products and are fundamental to our business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past we have experienced delays in the receipt of key components which have resulted in delays in related product deliveries. We anticipate that integrated circuit production capacity and availability of some electronic components may be insufficient to meet the demand for such components in the future. The inability to obtain sufficient key components or to develop alternative sources for such components as required, could result in delays or reductions in product shipments, and consequently have a material adverse effect on our customer relationships and our business and operating results.

OUR SERVICES ARE AFFECTED BY UNCERTAIN GOVERNMENT REGULATION AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS.

         Many of our customers are subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect us directly, the effects of such regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of local access markets. The Telecommunications Act lifted certain restrictions on telephone companies' ability to provide interactive multimedia services including video on demand. The Telecommunications Act establishes new regulations whereby telephone companies may provide various types of video services. Rules to implement these new statutory provisions are now being considered by the FCC. While the statutory and regulatory framework for telephone companies providing video products has become more favorable, it is uncertain at this time how this will affect telephone companies' demand for products based upon DSL technology. In addition, our business and operating results may also be adversely affected by the imposition of tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers or by the imposition of export restrictions on products that we sell internationally. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect our business and operating results.

         In addition, the Telecommunications Act permits the Regional Bell Operating Companies to engage in manufacturing activities after the FCC authorizes a Regional Bell Operating Company to provide long distance services within its service territory. A Regional Bell Operating Company must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local telephone services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a Regional Bell Operating Company will be permitted to engage in manufacturing activities and the Regional Bell Operating Companies, which are our largest customers, may become our competitors as well.

POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

         Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to seven years. In addition, our supply contracts with our major customers typically require us to accept returns of products or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Because we rely on new product development to remain competitive, we cannot predict the level of these type of claims that we will experience in the future. Despite our testing of products and our comprehensive quality control program, there is no guaranty that our products will not suffer from defects or other deficiencies or that we will not experience material product recalls, product returns, warranty claims or indemnification claims in the future. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our relationships with customers, and our ability to generate a profit

OUR INTERNATIONAL OPERATIONS EXPOSE US TO THE RISKS OF CONDUCTING BUSINESS OUTSIDE THE UNITED STATES.

         International revenues represented 5.5%, 9.9% and 9.1% of our revenues in fiscal 1997, 1998 and 1999, respectively. The Company also has a relationship with Fujitsu Telecom Europe, Ltd. (FTEL) for the supply of ADSL equipment to British Telecom. Our international revenues are subject to the risks of conducting business internationally, which include:

          o    unexpected changes in regulatory requirements,
          o    foreign currency fluctuations
          o    tariffs and trade barriers,
          o    potentially longer payment cycles,
          o    difficulty in accounts receivable collection,
          o    foreign taxes,
          o burdens of complying with a variety of foreign laws and telecommunications standards, and
          o the failure of the laws of foreign countries to protect our proprietary technology.

There can be no assurance that the risks associated with our international operations will not materially adversely affect our business and operating results in the future or require us to modify significantly our current business practices.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR ABILITY TO SUPPLY AND SUPPORT THE MANUFACTURE OF LARGE VOLUMES OF DSL PRODUCTS.

         We are in the process of planning for the manufacturing capabilities necessary to supply and support large volumes of DSL products and in the future may become increasingly dependent on subcontractors. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. Although we believe that alternative subcontractors or sources could be developed if necessary, the use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing a new subcontractor or supplier relationship. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could have a material adverse effect on our business and operating results. If we are not successful in increasing our manufacturing capacity in a timely and cost-effective manner, then the possible transition to subcontracting will materially adversely affect our business and operating results. Our failure to effectively manage our growth would have a material adverse effect on our business and operating results.

THE CLASS A COMMON STOCK ISSUABLE UPON CONVERSION OF OUR CONVERTIBLE DEBENTURES MAY SIGNIFICANTLY INCREASE THE SUPPLY OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         On April 16, 1999, we issued $20,000,000 aggregate principal amount of convertible debentures. The convertible debentures are convertible into a number of shares of class A common stock as is determined by dividing the principal amount of the convertible debentures by the lesser of:

o a variable conversion price which is initially $6.372 per share, but will be increased under the terms of the convertible debentures; and
o the floating market price of our class A common stock at the time of conversion (except that the market price can be imposed only under specific conditions).

Assuming a conversion price of $6.372 per share, the convertible debentures will be convertible into approximately 3,138,731 shares of class A common stock. If our class A common stock trades at a price less than the variable conversion price, then the convertible debentures will be convertible into shares of our class A common stock at variable rates based on future trading prices of the class A common stock and events that may occur in the future. Therefore, if the conversion price is less than $6.372 per share, then the number of shares of class A common stock issuable upon conversion of the convertible debentures will be inversely proportional to the market price of the class A common stock at the time of conversion. The number of shares of class A common stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly. Depending on market conditions at the time of conversion, however, the number of shares issuable could prove to be significantly greater if our stock's trading price declines. Purchasers of class A common stock could therefore experience substantial dilution upon conversion of the convertible debentures.

         Also, the warrants are subject to anti-dilution protection, which may result in the issuance of more shares than originally anticipated if we issue securities at less than market value or the applicable exercise price. These factors may result in substantial future dilution to the holders of our class A common stock.

WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE, DEVELOP AND SELL NEW PRODUCTS IF WE FAIL TO RETAIN KEY PERSONNEL AND HIRE ADDITIONAL KEY PERSONNEL.

         Because of our need to continually evolve our business with new product developments and strategies, our success is dependent, in part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive in the telecommunications industry, we must maintain top management talent, employees who are involved in the development and testing of new products, and employees who have developed important relationships with key customers. Because of the high demand to these types of key employees, especially in the DSL market, it is difficult to retain existing key employees and attract new key employees. While most of our executive officers, have severance agreements in which the officers agreed not to compete with us and not to solicit any of our employees for a period of one year after termination of the officer's employment in most circumstances, we do not have similar noncompetition and nonsolicitation agreements for other employees who are important in our product development and sales. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could materially adversely affect our ability to successfully develop new products and implement our strategy.

WE RELY ON OUR INTELLECTUAL PROPERTY WHICH WE MAY BE UNABLE TO PROTECT, OR WE MAY BE FOUND TO INFRINGE THE RIGHTS OF OTHERS.

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

OUR STOCK PRICE IS VOLATILE WHICH MAY AFFECT YOUR ABILITY TO REALIZE A PROFIT WHEN PURCHASING OUR STOCK.

         Our class A common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

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

In particular, the stock market has from time to time experienced significant price and volume fluctuations affecting the common stocks of technology companies, which may include telecommunications manufacturers like Westell. Volatility can also arise as a result of the activities of short sellers and risk arbitrageurs regardless of our performance. This volatility may result in a material decline in the market price of our class A common stock, and may have little relationship to our financial results or prospects.

WE WILL NEED ADDITIONAL FINANCING IF WE DO NOT MEET OUR BUSINESS PLAN OR WE WILL NOT BE ABLE TO FUND OUR OPERATIONS.

         We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and increase our market share. As a result and due to our net losses, the continuing operations of our business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide finding for our operations. In April 1999, we completed a private placement of convertible debentures and warrants for $20 million to fund our operations. If we cannot generate sufficient cash flow from our operations, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, then our financial condition and operating results would be materially adversely affected and we would not be able to operate our business. Under the terms of the sale of the convertible debentures and warrants, in most circumstances, we are not permitted to issue any equity securities or any equity-like securities until October 11, 1999.


OUR PRINCIPAL STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE WHICH COULD DISCOURAGE TRANSACTIONS INVOLVING A CHANGE OF CONTROL OF WESTELL AND MAY AFFECT YOUR ABILITY TO RECEIVE A PREMIUM FOR CLASS A COMMON STOCK THAT YOU PURCHASE.

         At March 31, 1999, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 75% of the votes entitled to be cast by the holders of our common stock. In addition, all members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Consequently, Westell is effectively under the control of Messrs. Penny and Simon, as trustees, who have sufficient voting power to elect all of the directors and to determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control of Westell, including transactions in which the holders of class B common stock might otherwise receive a premium for their shares over the then-current market price.

IF WE DO NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR BUSINESS COULD SUFFER.

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

                                                                High      Low
                                                            --------     ------
Fiscal Year 1998
  First Quarter.............................................25   7/8     103/4
  Second Quarter............................................27   5/8     171/4
  Third Quarter.............................................24   7/8     101/2
  Fourth Quarter............................................15   1/4     103/4

Fiscal Year 1999
  First Quarter.............................................13   7/8      87/8
  Second Quarter............................................   10         33/4
  Third Quarter.............................................  8   1/4     23/4
  Fourth Quarter............................................    9         313/16

Fiscal Year 2000
  First Quarter (through June 30, 1999)..................... 10  3/16     37/8

         As of June 30, 1999, there were approximately 589 holders of record of the outstanding shares of Class A Common Stock.


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


                                                                        Fiscal Year Ended March 31,
                                                       -------------------------------------------------------------
                                                           1995        1996        1997        1998          1999
                                                          ------      ------      ------      ------        -----
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues.............................................    $74,029     $83,236     $79,385      $86,351      $93,180

Cost of goods sold...................................     44,494      50,779      57,832       58,859      68,316
                                                         --------    --------    --------     -------     --------
     Gross margin....................................     29,535      32,457      21,553       27,492      24,864
                                                         --------    --------    --------     -------     --------
Operating expenses:
  Sales and marketing................................      12,169     13,744      16,214       19,296      19,442
  Research and development...........................     10,843      12,603      21,994       26,558      26,605
  General and administrative.........................      6,701       8,364       9,757       13,151      13,117
                                                                                                                 -
  Restructuring charge ..............................      --          --         --            1,383         800
                                                      ----------  ---------- -----------     --------    ---------
     Total operating expenses........................      29,713      34,711      47,965      60,388      59,964
                                                         --------     -------     -------     -------     --------
Operating loss from continuing
  operations.........................................       (178)     (2,254)   (26,412)     (32,896)    (35,100)
Other income (expense), net..........................          34      (226)       2,221       14,290         404
Interest expense.....................................        769         859         330          502         296
                                                           ------    --------    --------     -------     --------
Loss from continuing operations before
  income taxes.......................................       (913)     (3,339)   (24,521)    (19,108)     (34,992)
Benefit for income taxes.............................       (788)     (1,886)    (9,820)     (5,137)        --
                                                            -----  ----------   --------    ----------------------
Loss from continuing operations......................      (125)      (1,453)   (14,701)    (13,971)     (34,992)
Discontinued operations (loss).......................       (383)       (622)        (5)        --            --
                                                         --------  --------------------- ---------------------------
Net loss.............................................  $   (508)   $  (2,075)  $(14,706)   $(13,971)    $(34,992)
                                                       ==========  ==========  =========   ==========  ===========
Net loss per basic and diluted share: (1)
  Continuing operations..............................  $(  0.01)     $ (0.05)   $ (0.41)     $ (0.38)    $ (0.96)
  Discontinued operations............................      (0.01)      (0.02)     (0.00)      (0.00)       (0.00)
                                                           ------    --------   --------    ---------    ---------
Net loss per basic and diluted share.................  $(  0.02)     $ (0.07)   $ (0.41)     $ (0.38)    $ (0.96)
                                                       ==========    ========   ========     ========    =========
Dividends declared per share.........................   $     --    $     --    $     --    $     --      $     --
Average number of basic and diluted
   common shares outstanding (1).....................     28,952       30,846     35,940       36,348       36,427

                                                                                  March 31,
                                                          -------------------------------------------------------
                                                           1995        1996        1997        1998         1999
                                                           ----        ----        ----        ----         ----

Balance Sheet Data:
Working capital......................................     $ 1,280    $ 28,741    $ 65,105    $ 47,481    $  12,213
Total assets.........................................      40,276      64,448     108,049      98,405       64,407
Revolving promissory notes...........................      11,089      --           --           --            500
Long-term debt, including current portion............       4,129       4,427       6,487      4,420         4,814
Total stockholders' equity...........................       7,558      38,985      86,188      73,141       39,124

_______________
(1)      Adjusted to reflect the two for one stock split of the Company's Class
         A Common Stock effected June 7, 1996. See Notes 1 and 6 of Notes to
         Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its DS0 and DS1 product lines, particularly the sale of Network Interface Units and related products, which accounted for at least 50% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 10.9%, 14.4% and 13.0% of revenues in fiscal 1997, 1998 and 1999, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 13.0%, 16.4% and 22.9% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively. In July 1996, the Company completed the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

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

         The Fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The Fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focus DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The Company anticipates most of the material expenditures related to this restructuring reserve to occur in the first quarter of fiscal 2000. The Company also expects costs savings of approximately $5.0 million in fiscal 2000 related to this restructuring.

         A table which summarizes the restructuring charges and their utilization can be found in Note 9 to the Consolidated Financial Statements.

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


                                                                 Quarter Ended
                     ----------------------------------------------------------------------------------------------
                                               Fiscal 1998                                              Fiscal 1999
                     ----------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                1997     1997       1997       1998       1998       1998       1998       1999
                                ----     ----       ----       ----       ----       ----       ----       ----
                                                                   (in thousands)
Equipment .................    $16,336   $18,439    $18,082    $19,349    $18,386    $17,942   $18,140    $17,395
Services...................      3,001     3,251      3,540      4,353      4,627      4,718     5,245      6,727
                               -------  --------   --------   --------    --------   -------- --------    -------
   Total revenues..........     19,337    21,690     21,622     23,702     23,013     22,660    23,385     24,122

Cost of equipment..........     11,367    13,418     13,154     13,804     13,608     15,210    13,922     12,699
Cost of services...........      1,558     1,436      2,004      2,118      2,491      2,852     3,372      4,162
                               -------   -------    -------     -------    -------   -------   -------    -------
   Total cost of goods sold     12,925    14,854     15,158     15,922     16,099     18,062    17,294     16,861
                               -------   -------    -------     -------    -------   -------   -------    -------
   Gross margin..........        6,412     6,836      6,464      7,780      6,914      4,598     6,091      7,261
                              --------  --------   --------    -------   --------   --------  --------    -------

Operating expenses:
  Sales and marketing......      5,419     4,703      5,052      4,122      4,768      5,261     5,376      4,037
  Research and
    development............      6,087     6,680      7,111      6,680      6,132      6,578     6,975      6,920
  General and
    administrative.........      2,947     3,099      3,294      3,811      2,991      3,282     3,420      3,424
  Restructuring charge.....       --          --      1,383         --         --         --      --         800
                               -------   -------   --------   -------- ---------- ---------- ----------  --------

    Total operating
      expenses.............     14,453    14,482     16,840     14,613     13,891     15,121    15,771     15,181
                               -------  --------   --------    -------   --------   --------  --------    -------

Operating loss ............    (8,041)   (7,646)   (10,376)    (6,833)    (6,977)   (10,523)   (9,680)    (7,920)
                              --------   -------   --------    -------  ---------   --------   -------    -------

Other income (expense), net        494       362     12,714        720        435        348       142      (521)
Interest expense...........         63        62        122        255         89         66       115        26
                                ------    ------    -------     ------     ------     ------   -------    -------

Income (loss) before
  income taxes.............    (7,610)   (7,346)      2,216    (6,368)    (6,631)   (10,241)   (9,653)    (8,467)

Provision (benefit) for
  income taxes.............    (3,090)   (2,830)        783       --        --         --          --         --
                               ------- ---------  ---------  --------- ----------  ----------  ---------- -------

Net income (loss)..........  $ (4,520) $ (4,516)   $  1,433  $ (6,368)  $ (6,631) $ (10,241) $ (9,653)  $ (8,467)
                             ========= =========   ========  =========  ========= ========== =========  =========



                                                                Quarter Ended
                      -------------------------------------------------------------------------------------------
                                            Fiscal 1998                                          Fiscal 1999
                      -------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               1997      1997       1997       1998       1998       1998      1998       1999
                               ----      ----       ----       ----       ----       ----      ----       ----

Equipment..................     84.5%      85.0%      83.6%      81.6%      79.9%    79.2%      77.6%      72.1%
Service....................     15.5       15.0       16.4       18.4       20.1     20.8       22.4       27.9
                              ------     ------     ------     ------     ------   ------     ------     ------
  Total revenues...........    100.0      100.0      100.0      100.0      100.0    100.0      100.0      100.0

Cost of equipment sales....     58.8       61.9       60.8       58.2       59.1     67.1       59.5       52.6
Cost of services...........      8.0        6.6        9.3        8.9       10.8     12.6       14.4       17.3
Total cost of goods sold...     66.8       68.5       70.1       67.2       69.9     79.7       73.9       69.9
                                ----      -----      -----      -----      -----    -----      -----      -----
  Gross margin.............     33.2       31.5       29.9       32.8       30.1     20.3       26.1       30.1
                                ----      -----      -----      -----      -----    -----      -----      -----

Operating expenses:
  Sales and marketing......     28.0       21.7       23.4       17.4       20.7     23.2       23.0       16.7
  Research and
    development............     31.5       30.8       32.9       28.2       26.6     29.0       29.8       28.7
  General and
    administrative.........     15.3       14.3       15.2      16.1        13.0     14.5       14.6       14.2
  Restructuring charge.....      0.0        0.0        6.4        0.0        0.0      0.0        0.0        3.3
                               -----      -----      -----      -----      -----    -----      -----      -----

    Total operating
      expenses.............     74.8       66.8       77.9      61.7        60.4     66.7       67.4       62.9
                              ------      -----      -----     ------      -----    -----      -----      -----

Operating loss.............   (41.6)     (35.3)     (48.0)     (28.8)     (30.3)   (46.4)     (41.4)     (32.8)
                              ------    -------    -------    -------    -------  -------    -------    -------

Other income (expense), net      2.5        1.7       58.8        3.0        1.9      1.5        0.6      (2.2)
Interest expense...........      0.3        0.3        0.6        1.1        0.4      0.3        0.5      0.1
                               -----      -----      -----      -----      -----    -----      -----    -------

Income (loss) before
  income taxes.............   (39.4)     (33.9)     10.2       (26.9)     (28.8)   (45.2)     (41.3)     (35.1)
Provision (benefit) for
  income taxes.............   (16.0)     (13.0)      3.6        (0.0)      (0.0)    (0.0)     (0.0)       (0.0)
                             -------    -------   --------     ------    -------  -------  ---------   --------

Net income (loss)............ (23.4)%     (20.8)%    6.6%       (26.9)%    (28.8)%   (45.2)%    (41.3)%    (35.1)%
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

         The Company recorded forward pricing losses of $2.7 million during fiscal 1999 for DSL orders received. These losses effected results of operations in the quarters in which the orders were received. Substantially all of this loss has impacted liquidity as of the March 31, 1999 as products related to $2.3 million of the reserved were shipped prior to March 31, 1999 with the remainder of the related products being in finished goods inventory at March 31, 1999.

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

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. The conversion price of the debentures is the lower of (a) a periodically reset fixed price, which is initially $6.372 per share and which will reset on April 16, 2000 and April 16, 2001 to the ten day average market price then in effect (provided that the fixed price may not be less than $4.4604 or greater than $6.372 per share), and (b) the floating market price of our Class A Common Stock at time of conversion (except that the floating market price may only be imposed under specific conditions set forth in the securities purchase agreement under which the debentures were sold). The reset fixed price can not fall below $4.4604. In addition, under the terms of the debentures, additional shares are issuable due to anti-dilution price protection provisions and/or if the Company enters into certain major transactions (such as the sale of substantially all of our assets, a merger or a change in actual voting control). In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures.

         In June 1999, the Company entered into a strategic agreement with Fujitsu Telecommunications Europe Limited ("FTEL") on ADSL and HDSL product development, manufacturing, and global marketing. As part of this agreement, FTEL will assist the Company in the funding of certain future developments of ADSL products. Additionally, employees of Westell Europe Limited ("WEL"), the Company's United Kingdom operations, headquartered in Cambridge, England, became employees of FTEL. Furthermore, FTEL assumed WEL's lease of office space, purchased certain fixed assets and inventories of WEL and earned manufacturing rights.

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

                  (3)      Exhibits
                           --------

                            3.1     Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.2 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                            3.2 Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                            9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.1 Form of Restricted Stock Award granted by the Company to its officers and directors other thanMelvin J. Simon (incorporated herein by reference to Exhibit 10.1 to the Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.2 Loan and Security agreement dated as of October 13, 1998 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's form 10-Q for period ended September 30, 1998).
                          *10.3 Form of Restricted Stock Awards granted by the Company to Melvin J. Simon (incorporated herein by reference to Exhibit 10.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No.
                                    33-98024).
                           10.4 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.5 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.8     (Intentionally omitted).
                           10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to Exhibit
                                    10.9 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.10    Limited Liability Company Operating
                                    Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland Properties, Ltd. (incorporated herein by reference to Exhibit 10.10 to Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).

                           10.11    Lease dated September 25, 1995 between
                                    Westell-Meridian LLC and Westell, Inc.
                                    (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No.
                                    33-98024).
                           10.12    Term Note dated as of October 13, 1998
                                    payable to LaSalle National Bank and made by
                                    Westell Technologies, Inc., Westell, Inc.,
                                    Westell International, Inc., and Conference
                                    Plus, Inc. (incorporated herein by reference
                                    to Exhibit 10.2 to the Company's form 10-Q
                                    for period ended September 30, 1998).
                          +10.13    Cooperation and Development Agreement
                                    between Westell, Inc. and GlobeSpan
                                    Technologies Inc.
                           10.14    Agreement dated September 13, 1988 between
                                    Richard Riviere and Westell Technologies,
                                    Inc., as amended (incorporated herein by
                                    reference to Exhibit 10.14 to Westell
                                    Technologies, Inc.'s Registration Statement
                                    on Form S-1, as amended, Registration No.
                                    33-98024).
                           10.15    Revolving Note dated as of October 13, 1998
                                    payable to LaSalle National Bank and made by
                                    Westell Technologies, Inc., Westell, Inc.,
                                    Westell International, Inc., and Conference
                                    Plus, Inc. (incorporated herein by reference
                                    to Exhibit 10.2 to the Company's form 10-Q
                                    for period ended September 30, 1998).
                           10.16    Equipment Loan Note dated as of October 13,
                                    1998 payable to LaSalle National Bank and
                                    made by Westell Technologies, Inc., Westell,
                                    Inc., Westell International, Inc., and
                                    Conference Plus, Inc. (incorporated herein
                                    by reference to Exhibit 10.3 to the
                                    Company's form 10-Q for period ended
                                    September 30, 1998).
                           10.17    Lease for Three National Plaza at Woodfield
                                    dated December 24, 1991 by and between the
                                    First National Bank of Boston, as Trustee
                                    pursuant to that certain Pooling and
                                    Security Agreement dated April 1, 1988, and
                                    Conference Plus, Inc., as amended and
                                    modified. (incorporated herein by reference
                                    to the exhibit of equal number to the
                                    Company's form 10-K for fiscal year ended
                                    March 21, 1996).
                           10.18    Lease dated December 10, 1993 between
                                    LaSalle National Trust, N.A., as Trustee
                                    under Trust Agreement dated August 1, 1979,
                                    known as Trust No. 101293, and Westell
                                    Incorporated, as amended and modified.
                                    (incorporated herein by reference to the
                                    exhibit of equal number to the Company's
                                    form 10-K for fiscal year ended March 21,
                                    1996).
                           21.1     Subsidiaries of the Registrant (incorporated
                                    herein by reference to Exhibit 21.1 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                           23.1     Consent of Arthur Andersen LLP.
                           **27     Financial Data Schedule.


_______________
+ Confidential treatment granted requested for certain portions of this document. Certain portions of this document are being filed separately with the Securities and Exchange Commission.
*        Management contract or compensatory plan or arrangement.
**       Previously filed.

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

   (d)     Financial Statement Schedules
           -----------------------------

           Thefinancial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 1999.

                                              WESTELL TECHNOLOGIES, INC.

                                              By       /s/ ROBERT H. GAYNOR
                                                       Robert H. Gaynor,
                                                       -----------------
                                             Chairman of the Board of Directors,
                                             and Chief Executive Officer

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





                                                 ARTHUR ANDERSEN LLP


Chicago, Illinois
May 11, 1999


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                   March 31,
                                                                                            --------------------
                                                                                              1998         1999
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................    $43,515      $6,715
  Short term investments.................................................................        684        -
  Accounts receivable (net of allowance of $730,000 and $703,000 respectively)...........     12,399      14,132
  Inventories............................................................................      9,428      10,376
  Prepaid expenses and other current assets..............................................        100       1,108
  Refundable income taxes................................................................        110          60
  Deferred income tax asset..............................................................      2,498       1,000
                                                                                           ---------   ---------

           Total current assets..........................................................     68,734      33,391
                                                                                           ---------   ---------

Property and equipment:
  Machinery and equipment................................................................     15,630      18,561
  Office, computer and research equipment................................................     17,090      18,230
  Leasehold improvements.................................................................      1,584       2,091
                                                                                           ---------   ---------
                                                                                              34,304      38,882

  Less accumulated depreciation and amortization.........................................     20,816      25,531
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     13,488      13,351
                                                                                           ---------   ---------

Deferred income tax asset and other assets...............................................     16,183      17,665
                                                                                          ----------  ----------

           Total assets..................................................................  $  98,405   $  64,407
                                                                                           =========   =========




 The accompanying notes are an integral part of these Consolidated Balance Sheets.





                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  March 31,
                                                                                           ----------------------
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



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                               -----------------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $69,066    $72,206     $71,863
Service revenue...............................................................    10,319     14,145      21,317
                                                                                --------   --------    --------
   Total revenues.............................................................    79,385     86,351      93,180

Cost of equipment sales.......................................................    51,543     51,743      55,439
Cost of services..............................................................     6,289      7,116      12,877
                                                                                --------   --------   ---------
   Total cost of goods sold...................................................    57,832     58,859      68,316
                                                                                 --------   --------    --------

    Gross margin..............................................................    21,553     27,492      24,864
Operating expenses:
  Sales and marketing.........................................................    16,214     19,296      19,442
  Research and development....................................................    21,994     26,558      26,605
  General and administrative..................................................     9,757     13,151      13,117
                                                                                                               -
  Restructuring charge........................................................     --         1,383         800
                                                                              ----------   ---------     ------

     Total operating expenses.................................................    47,965     60,388       59,964
                                                                                 --------   --------     -------

Operating loss from continuing operations.....................................   (26,412)  (32,896)     (35,100)
Other income, net.............................................................     2,221     14,290         404
Interest expense..............................................................       330        502         296
                                                                                 --------   --------    --------

Loss from continuing operations before income taxes...........................   (24,521)  (19,108)     (34,992)
Benefit for income taxes......................................................    (9,820)   (5,137)       -
                                                                                 --------  -------- ------------

Loss from continuing operations...............................................   (14,701)  (13,971)     (34,992)
Loss from discontinued operations (net of tax benefits of
  $ 3,000, $ 0 and $ 0, respectively).........................................        (5)      -           -
                                                                                   ------------------ -----------

Net loss......................................................................  $(14,706) $(13,971)    $(34,992)
                                                                                ========= =========    =========

Loss per share:
  Continuing operations.......................................................   $ (0.41)  $ (0.38)     $ (0.96)
  Discontinued operations.....................................................     (0.00)    (0.00)      (0.00)
                                                                                 --------  --------  -----------

Net loss per basic and diluted common share...................................   $ (0.41)  $ (0.38)     $ (0.96)
                                                                                 ========  ========     ========

Average number of basic and diluted common shares outstanding ................    35,940     36,348       36,427
                                                                                 ========   ========     =======


 The accompanying notes are an integral part of these Consolidated Financial Statements.




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock
                                           Shares Issued
                                                and                         Additional  Cumulative  Retained    Total
                          Comprehensive     Outstanding        Par Value      Paid-in   Translation Earnings   Stockholders'
                              Loss       Class A Class B    Class A Class B   Capital   Adjustment  (Deficit)   Equity
                              ----       ------- -------    ------- -------   -------   ----------  ---------   ------
                                                                      (in thousands)

Balance, March 31, 1996.....              12,802    21,838 $    128 $    218 $ 34,285   $  (59)   $    4,413 $    38,985
  Net loss.................. $(14,706)      --        --        --       --       --        --      (14,706)    (14,706)
  Stock awards..............                --        --        --       --        68       --           --          68
  Translation adjustment....     (108)      --        --        --       --       --      (108)          --        (108)
                            ----------
Total Comprehensive Loss....  (14,814)
  Class B Stock Converted to
     Class A Stock..........                 502     (502)        5      (5)      --        --           --         --
  Issuance of Class A Common
     Stock..................               1,665      --         17      --    61,586       --           --       61,603
  Shares granted under Stock
     Incentive Plan.........                   1      --        --       --        30       --           --           30
  Shares sold under Employee
     Stock Purchase Plan....                  15      --        --       --       316       --           --          316
                                          ------    ------      ---      ---   ------     ----      -------       ------
Balance, March 31, 1997.....              14,985    21,336      150      213   96,285     (167)     (10,293)      86,188
  Net loss..................  (13,971)      --        --        --       --       --       --       (13,971)    (13,971)
  Stock awards..............                --        --        --       --        48      --           --           48
  Translation adjustment....      (46)      --        --        --       --       --       (46)         --          (46)
                            -----------
Total Comprehensive Loss....  (14,017)
  Class B Stock Converted to
     Class A Stock..........                 305     (305)        3      (3)      --        --           --         --
  Options Exercised.........                  63      --          1      --       649       --           --          650
  Shares granted under Stock
     Incentive Plan.........                   2      --        --       --        25       --           --           25
  Shares sold under Employee
     Stock Purchase Plan....                  17      --        --        --      247       --           --          247
                                          ------    ------      ---      ---   ------     ----      -------       ------
Balance, March 31, 1998.....              15,372    21,031      154      210   97,254     (213)     (24,264)      73,141
  Net loss..................  (34,992)      --        --        --       --       --       --       (34,992)    (34,992)
  Translation adjustment....       668      --        --        --       --       --       668          --           668
                            -----------
Total Comprehensive Loss.... $(34,324)
  Class B Stock Converted to
     Class A Stock..........               1,503   (1,503)       15     (15)      --        --           --         --
  Options Exercised.........                  11      --        --       --       108       --           --          108
  Shares granted under Stock
     Incentive Plan.........                --        --        --       --       --        --           --         --
  Shares sold under Employee
     Stock Purchase Plan....                  42      --        --       --       199       --           --          199
                                          ------    ------      ---      ---   ------     ----      -------       ------
Balance, March 31, 1999.....              16,928    19,528 $    169 $    195 $ 97,561   $   455   $ (59,256) $    39,124
                                          ======    ====== ======== ======== ========   =======   =========  ===========



 The accompanying notes are an integral part of these Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended March 31,
                                                                                ----------------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................................................  $(14,706)  $(13,971)    $(34,992)
  Reconciliation of net loss to net cash used in
     operating activities:
       Depreciation and amortization..........................................      6,175      6,953        7,022
       Stock awards...........................................................         98         73          -
       Deferred taxes.........................................................    (9,190)    (4,714)          -
  Change in assets and liabilities:
     Increase in accounts receivable..........................................    (2,404)      (324)      (1,441)
     Decrease (increase) in inventories.......................................        177        980        (552)
     (Increase) decrease in prepaid expenses and other current assets.........      (463)      1,077      (1,008)
     Decrease in refundable income taxes......................................        124        210           50
     (Decrease) increase in accounts payable and accrued expenses.............      (513)      2,938          985
     Increase (decrease) in accrued compensation..............................        138      2,531      (1,359)
     (Decrease) increase in deferred revenues.................................    (1,928)          1          (1)
                                                                               ----------   --------  -----------

          Net cash used in operating activities...............................   (22,492)    (4,246)     (31,296)
                                                                                ---------   --------  ----------

Cash flows from investing activities:
  Purchases of property and equipment.........................................    (5,716)    (5,802)      (5,985)
  Decrease (increase) in other assets.........................................          4       (78)           16
  (Increase) decrease in short term investments...............................    (7,663)     10,166          684
  (Purchase) sale of land and building held for sale..........................   (14,741)     16,203         -
                                                                                ---------  ---------   ----------

          Net cash (used in) provided by investing activities.................   (28,116)     20,489      (5,285)
                                                                                ---------   --------    ---------

Cash flows from financing activities:
  Repayment of long-term debt and leases payable..............................    (1,543)    (2,067)        (506)
  Proceeds from issuance of Common Stock......................................     61,919        896          307
                                                                                ---------     ------   ---------

          Net cash provided by (used in) financing activities.................     60,376    (1,171)        (199)
                                                                                --------- ----------  ----------

Effect of exchange rate changes on cash.......................................         67          6         (20)
          Net increase (decrease) in cash and cash equivalents................      9,835     15,078     (36,800)
Cash and cash equivalents, beginning of period................................     18,602     28,437       43,515
                                                                                --------- ----------   ---------

Cash and cash equivalents, end of period......................................  $  28,437   $ 43,515      $ 6,715
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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                    March 31,
                                                            -------------------
                                                              1998         1999
                                                              ----         ----
                                                                (in thousands)

        Raw materials.....................................  $ 6,237      $ 4,631
        Work in process...................................      582          328
        Finished goods....................................    5,819        8,109
        Reserve for excess and obsolete inventory.........  (3,210)      (2,692)
                                                           --------     --------

                                                             $9,428      $10,376
                                                             ======      =======

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

         The Company's product return policy allows customers to return unused equipment for partial credit if the equipment is currently being manufactured. Credit is not offered on returned products that are no longer manufactured.
         Product Warranties

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                   ---------------------------
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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

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


NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                                                                                     March 31,
                                                                                              -----------------
                                                                                              1998         1999
                                                                                              ----         ----
                                                                                                (in thousands)

        Revolving Promissory note payable to a bank, interest at prime, secured by
            substantially all assets of the Company, due through August 1999.............   $   --        $  500
        Equipment Promissory note payable to a bank, interest at prime, secured by
             certain assets of the Company, due through August 2002......................       --           900
        Capitalized lease obligations secured by related equipment.......................        213          81
        Installment notes payable to a bank, interest at prime on March 31, 1998 and,
            LIBOR +2.5% on March 31, 1999, secured by substantially all assets
            of the Company, due through 2002.............................................      4,207       3,333
                                                                                               -----      ------
                                                                                               4,420       4,814

        Less current portion.............................................................    (1,407)     (2,189)
                                                                                            --------    --------

                                                                                              $3,013      $2,625


         Future maturities of long-term debt at March 31, 1999 are as follows (in thousands):

        1999.......................................................    $2,189
        2000.......................................................     1,633
        2001.......................................................       967
        2002.......................................................        25
                                                                      -------

                                                                       $4,814

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4. INCOME TAXES:

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:


                                                                                    Fiscal Year Ended March 31,
                                                                                  ----------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands)
        Federal:
          Current............................................................. $   (540)    $  (374)    $   --
          Deferred............................................................   (8,012)     (4,098)        --
                                                                                 -------    --------    ---------

                                                                                 (8,552)     (4,472)        --
                                                                                 -------    --------    ---------

        State:
          Current.............................................................    (93)          (49)        --
          Deferred............................................................   (1,178)       (616)        --
                                                                                 -------    --------    ---------

                                                                                 (1,271)       (665)        --
                                                                                 -------   ---------    ---------

             Total............................................................  $(9,823)    $(5,137)    $   --
                                                                                ========    ========    =========

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
                                                                                   =========  =========  =======


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Components of the net deferred income tax asset are as follows:


                                                                                                    March 31,
                                                                                              -------------------
                                                                                              1998         1999
                                                                                              ----         ----

                                                                                                (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts................................................     $  283      $  259
          Alternative minimum tax credit.................................................        446         446
          Research and development credit carryforward...................................      3,062       3,918
          Compensation accruals..........................................................        247         320
          Inventory reserves.............................................................      1,245         923
          Warranty reserve...............................................................        477         532
          Net operating loss carryforward................................................     15,565      27,276
          Other..........................................................................        148          99
                                                                                             -------   ---------

                                                                                              21,473      33,773

           Valuation allowance...........................................................    (2,900)    (15,200)
                                                                                           ---------   ---------

             Net deferred income tax asset...............................................    $18,573     $18,573
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


NOTE 5. COMMITMENTS:

         In September 1995, the Company entered into an agreement to form a limited liability company, Westell-Meridian LLC ("LLC"), for the purpose of developing a 16.4 acre site in Aurora, Illinois into a 185,000 square foot

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES corporate facility to house manufacturing, engineering, sales, marketing and administration. In connection therewith, the Company has a majority equity ownership interest in the LLC. In December 1996, the Company began occupying the constructed facility owned by the LLC (the "Aurora facility"). During the construction period, the Company advanced the LLC the construction funding which as of March 31, 1997, was $14.4 million. In fiscal 1998 the LLC received proceeds of $16.2 million upon the sale of the Aurora facility at cost. The LLC repaid the Company the advanced construction funding during the second quarter of fiscal 1998 upon completing the sale of the Aurora facility to a third party. The Aurora facility was leased back in a related transaction with the same third party, whereby, the Company entered into a 20 year lease that runs through 2017.

         The Company also has lease commitments to lease other office facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities.


     Total minimum future rental payments at March 31, 1999 are as follows (in thousands):

        2000........................................................     $3,145
        2001........................................................      3,080
        2002........................................................      2,759
        2003........................................................      2,634
        2004........................................................      2,639
        Thereafter..................................................     30,496
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

         The Company has granted restricted common shares to certain employees. The number of restricted shares vested at March 31, 1997 and 1998 for these stock awards was 1,613,780 and 1,706,894 shares, respectively. The Company valued the stock awards based on independent appraisals done at the approximate date of the grants. Compensation expense of $68,000 and $48,000 was recognized

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES in fiscal 1997 and 1998, respectively, based on the fair market value of the shares granted. The shares were fully vested as of March 31, 1998, therefore there was no vesting or compensation expense for fiscal 1999.

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

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, and non-employee directors of the Company. Under the stock incentive plan 7,688,050 shares were authorized and there were 5,005,829 shares available for future issuance at March 31, 1999. The Company issued 1,270 and 1,561 shares for stock awards under this plan in fiscal 1997 and 1998, respectively. Compensation expense of $30,000 and $25,000 was recognized in fiscal 1997 and 1998, respectively, for the stock awards granted. No stock awards were issued in fiscal 1999.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         The stock option activity under the Company's Stock Incentive Plan are as follows:

                                                   Outstanding  Weighted Average
                                                     Options      Exercise Price
                                                     -------      --------------

        Outstanding at March 31, 1996...........         89,900        $  6.50

                  Granted.......................      2,104,250          16.98
                  Exercised.....................           --             --
                  Expired.......................           --             --
                  Canceled......................    (1,086,500)          22.08
                                                  -------------      ---------
        Outstanding at March 31, 1997...........      1,107,650           9.45

                  Granted.......................      2,079,450          14.55
                  Exercised.....................       (63,480)          10.25
                  Expired.......................           --             --
                  Canceled......................      (458,200)          12.29
                                                    -----------      ---------
        Outstanding at March 31, 1998...........      2,665,420          12.92

                  Granted.......................      3,068,876           7.12
                  Exercised.....................       (11,330)          9.53
                  Expired.......................           --             --
                  Canceled......................    (3,079,520)          12.43
                                                  -------------      ---------
        Outstanding at March 31, 1999...........      2,643,446        $  6.69


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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about all stock options outstanding as of March 31, 1999:


                                         Options Outstanding                                Options Exercisable
                                         -------------------                                -------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/99              Life         Exercise Price         3/31/99        Exercise Price
       ------             -------              ----         --------------         -------        --------------

   $3.10 - $6.16            30,616             9.60 yrs           $ 4.89               1,166          $ 4.14
    6.22 -  6.22         2,384,780             8.23 yrs             6.22             574,704            6.22
    6.50 - 15.69           228,050             7.89 yrs            11.88             105,399            9.49
                       -----------           ----------       ----------          ----------       ---------

   $3.10 - 15.69         2,643,446             8.22 yrs           $ 6.69             681,269          $ 6.72


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

         Operating Segments:
         ------------------

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                              Telecom        Telecom                         Consolidated
                                             Equipment      Services         Other a            Total
                                             ---------      --------         -------            -----
1997
      Revenues..........................     $ 69,066        $ 10,319     $      --            $ 79,385
      Income (loss) from continuing
       operations before income tax.....     (28,269)           1,857         1,891            (24,521)
      Depreciation and amortization.....        5,056           1,119            --               6,175
      Total assets......................      102,348           5,701            --             108,049

1998
      Revenues..........................       72,206          14,145            --              86,351
      Income (loss) from continuing
       operations before income tax.....     (36,522)           3,626        13,788            (19,108)
      Depreciation and amortization.....        5,641           1,312            --               6,953
      Total assets......................       90,509           7,896            --              98,405

1999
      Revenues..........................       71,863          21,317            --              93,180
      Income (loss) from continuing
       operations before income tax.....     (38,554)           3,454           108            (34,992)
      Depreciation and amortization.....        5,327           1,695            --               7,022
      Total assets......................       52,774          11,633            --              64,407

          a) Other represents Other income, net and Interest expense for each period. The Company does not evaluate its segments based on this information.


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

         Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers that exceed 10% of total revenue are as follows:
                                                          Fiscal Year Ended
                                                              March 31,
                                                    ---------------------------
                                                    1997        1998       1999
                                                    ----        ----       ----
        Customer A............................       18.3%      17.7%     16.2%
        Customer B............................       11.1        9.0      10.7

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

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

         The Fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The Fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focus DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The Company anticipates most of the material expenditures related to this restructuring reserve to occur in the first quarter of fiscal 2000. The Company also expects costs savings of approximately $5.0 million in fiscal 2000 related to this restructuring.

The restructuring charges and their utilization are summarized as follows:


                                   1998       1998         Accrued at       1999      1999         Accrued at
(Dollars in thousands)           Charge   Utilized      March 31,1998     Charge  Utilized     March 31, 1999
------------------------------ --------- ---------- ------------------ ---------- --------- ------------------
Employee Costs.............        $561       $287               $274       $690      $363               $601
Contract Costs.............         736        647                 89         --        --                 89
Legal and Other Costs......          86         23                 63        110        19                156
============================== ========= ========== ================== ========== ========= ==================
Total......................     $ 1,383       $957               $426       $800      $382               $844
============================== ========= ========== ================== ========== ========= ==================


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

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

NOTE 12. SUBSEQUENT EVENTS:
     In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. The conversion price of the debentures is the lower of (a) a periodically reset fixed price, which is initially $6.372 per share and which will reset on April 16, 2000 and April 16, 2001 to the ten day average market price then in effect (provided that the fixed price may not be less than $4.4604 or greater than $6.372 per share), and (b) the floating market price of our Class A Common Stock at time of conversion (except that the floating market price may only be imposed under specific conditions set forth in the securities purchase agreement under which the debentures were sold). The reset fixed price can not fall below $4.4604. In addition, under the terms of the debentures, additional shares are issuable due to anti-dilution price protection provisions and/or if the Company enters into certain major transactions (such as the sale of substantially all of our assets, a merger or a change in actual voting control). In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures.




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

