Form 10-Q
period 1999-06-30
WESTELL TECHNOLOGIES INC
filed 1999-08-16
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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


Class A Common Stock, $0.01 Par Value - 17,459,163 shares at August 12, 1999 Class B Common Stock, $0.01 Par Value - 19,124,869 shares at August 12, 1999


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                                               Page No.
                                                                                             --------
         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                             3
                  - As of March 31, 1999 and June 30, 1999 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                       4
                  - Three months ended June 30, 1998 and 1999

                  Condensed Consolidated  Statements of Cash Flows (unaudited)                      5
                  - Three months ended June 30, 1998 and 1999

                  Notes to the Condensed Consolidated Financial Statements (unaudited)              6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8


PART II  OTHER INFORMATION
         Item 2.  Changes in Securities and  Use of Proceeds.
         Item 5.  Other Events.
         Item 6. Exhibits and Reports on Form 8-K                                                   13


SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, which are not historical facts (including, without limitation, statements about future DSL pricing, our expected cost savings, our confidence and strategies and our expectations about new and existing products, our ability to meet our cash requirements for the next twelve months, technologies, opportunities, market growth, demand and acceptance of new and existing products and future commercial deployment of the Company's products such as its DSL systems) are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              March 31,           June 30,
                                                                                1999                1999
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
 Current assets:
   Cash and cash equivalents...........................................          $   6,715           $  14,811
   Short term investments..............................................                  -                   -
   Accounts receivable (net of allowance of $703,000 and $695,000,
   respectively).......................................................             14,132              16,301
   Inventories.........................................................             10,376              11,680
   Prepaid expenses and other current assets...........................              1,108                 822
   Refundable income taxes.............................................                 60                  55
   Deferred income tax asset...........................................              1,000               1,000
                                                                           ----------------    ----------------
       Total current assets............................................             33,391              44,669
                                                                           ----------------    ----------------
 Property and equipment:
   Machinery and equipment.............................................             18,561              19,809
   Office, computer and research equipment.............................             18,230              17,923
   Leasehold improvements..............................................              2,091               2,090
                                                                           ----------------    ----------------
                                                                                    38,882              39,822
   Less accumulated depreciation and amortization......................             25,531              27,317
                                                                           ----------------
                                                                                               ----------------
    Property and equipment, net........................................             13,351              12,505
                                                                           ----------------    ----------------
 Deferred income tax asset and other assets............................             17,665              19,019
                                                                                               ----------------
                                                                           ================
       Total assets....................................................          $  64,407           $  76,193
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable....................................................          $   7,616           $   6,130
   Accrued expenses....................................................              6,655               5,248
   Accrued compensation................................................              4,305               2,649
   Current portion of long-term debt...................................              2,189               1,853
   Deferred revenue....................................................                413                 413
                                                                           ----------------    ----------------
    Total current liabilities..........................................             21,178              16,293
                                                                           ----------------    ----------------
 Long-term debt........................................................              2,625               2,291
                                                                           ----------------    ----------------
 Other long-term liabilities...........................................              1,480               1,694
                                                                           ----------------    ----------------
                                                                           ----------------    ----------------
 Commitments and contingencies
 Convertible debt (net of debt discount of $1,000,000 as of June 30,                     -              19,000
 1999)...............................................................
 Stockholders' equity:
 Class A common stock, par $0.01.......................................                169                 169
   Authorized - 43,500,000 shares
   Issued and  outstanding - 16,928,650  shares at March 31, 1999 and 16,950,323 shares at June 30, 1999
 Class B common stock, par $0.01.......................................                195                 195
   Authorized - 25,000,000 shares
   Issued and  outstanding - 19,527,569  shares at March 31, 1999 and 19,527,569 shares at June 30, 1999
 Preferred stock, par $0.01............................................                  -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital............................................             97,561              98,694
 Cumulative translation adjustment.....................................                455                 545
 Accumulated deficit...................................................           (59,256)            (62,688)
                                                                           ----------------    ----------------
       Total stockholders' equity......................................             39,124              36,915
                                                                           ================    ================
         Total liabilities and stockholders' equity....................          $  64,407           $  76,193
                                                                           ================    ================

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
                                                            1998                  1999
                                                    ----------------        ---------------

                                                                   (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 18,386               $ 17,188
Service revenue...............................                4,627                  6,971
                                                    ----------------        ---------------
  Total revenues..............................               23,013                 24,159

Cost of equipment sales.......................               13,608                 11,890
Cost of services..............................                2,491                  4,764
                                                    ----------------        ---------------
  Cost of goods sold..........................               16,099                 16,654
                                                    ----------------        ---------------

   Gross margin...............................                6,914                  7,505
Operating expenses:
  Sales and marketing.........................                4,768                  3,697
  Research and development....................                6,132                  3,597
  General and administrative..................                2,991                  3,240
                                                    ----------------        ---------------
    Total operating expenses..................               13,891                 10,534
                                                    ----------------        ---------------
  Operating loss..............................              (6,977)                (3,029)

Other (income) expense, net...................                (435)                     24
Interest expense..............................                   89                    379
                                                    ----------------        ---------------
Loss before tax benefit.......................              (6,631)                (3,432)
Benefit for income taxes......................                    -                      -
                                                    ----------------        ---------------
                                                                            ---------------
Net loss......................................             $(6,631)               $(3,432)
                                                    ================        ===============

Net loss per basic and diluted common share...             $ (0.18)               $ (0.09)
                                                    ================        ===============
  Average number of basic and diluted
   common shares outstanding..................               36,412                 36,468
                                                    ================        ===============




 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       ----------------------------------------
                                                                            1998                    1999
                                                                       -----------------       ----------------

                                                                                    (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss                                                                 $ (6,631)               $ (3,432)
Reconciliation of net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                             1,756                   1,857
  Stock awards                                                               --                      --
  Deferred taxes                                                             --                      --
Changes in assets and liabilities:
  Increase in accounts receivable                                          (1,055)                 (2,136)
  Increase in inventory                                                       (70)                 (1,252)
  Decrease in prepaid expenses and deposits                                     4                     286
  Decrease in refundable income taxes                                          30                       5
  Decrease in accounts payable and accrued expenses                          (254)                 (2,678)
  Decrease in accrued compensation                                         (2,394)                 (1,656)
  Decrease in deferred revenues                                                (1)                   --
                                                                         --------                --------
     Net cash used in operating activities                                 (8,615)                 (9,006)
                                                                         --------                --------

Cash flows from investing activities:
  Purchases of property and equipment                                      (2,958)                   (940)
  Increase in other assets                                                     (7)                 (1,425)
  Increase in short term investments                                         (211)                   --
                                                                         --------                --------
     Net cash used in investing activities                                 (3,176)                 (2,365)
                                                                         --------                --------

Cash flows from financing activities:
  Repayment of long-term debt and leases payable                             (540)                   (669)
  Proceeds from issuance of convertible debt                                 --                    19,000
  Proceeds from the issuance of common stock                                  172                   1,132
                                                                         --------                --------
     Net cash used in financing activities                                   (368)                 19,463
                                                                         --------                --------

Effect of exchange rate changes on cash                                        (3)                      4
     Net increase (decrease) in cash                                      (12,162)                  8,096
Cash and cash equivalents, beginning of period                             43,515                   6,715
                                                                         ========                ========
Cash and cash equivalents, end of period                                 $ 31,353                $ 14,811
                                                                         ========                ========




 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 1999, and for all periods presented. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, which requires companies to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended June 30, 1998, and 1999, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE:

         The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of June 30, 1999, the Company has paid approximately $1.2 million of the restructuring costs charged in fiscal 1998 and $750,000 of the restructuring costs charged in fiscal 1999.

         The fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focus DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The Company anticipates the remaining expenditures related to this restructuring reserve to occur by March 31, 2000. The Company expects cost savings of approximately $5.0 million in fiscal 2000 related to this restructuring.

The restructuring charges and their utilization are summarized as follows:


                            Charge  Utilized     Balance   Charge  Utilized     Balance   Utilized     Balance
                            fiscal    fiscal   March 31,   fiscal    fiscal   March 31,     fiscal    June 30,
 (in thousands)               1998      1998        1998     1999      1999        1999       2000        1999
---------------------------------------------------------------------------------------------------------------
Employee costs...........   $  561    $  287      $  274   $  690    $  363      $  601     $  495      $  106
Contract costs...........      736       647          89       --        --          89         --          89
Legal & other costs......       86        23          63      110        17         156         93          63
===============================================================================================================
Total....................  $ 1,383    $  957      $  426   $  800    $  380      $  846     $  588      $  258
===============================================================================================================


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

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 1998 and 1999, is as follows:


                                            Telecom         Telecom                          Consolidated
                                           Equipment       Services           Other (a)          Total
                                           ---------       --------           ---------          -----
Three months ended June 30, 1998
      Revenues........................  $ 18,386          $  4,627        $      -         $ 23,013
      Net income (loss) ..............    (7,999)            1,022               346         (6,631)
      Depreciation and amortization...     1,301               455               -            1,756
      Total assets....................    78,789            10,024               -           88,813

Three months ended June 30, 1999
      Revenues........................    17,188             6,971               -           24,159
      Net income (loss)...............    (3,673)              644             (403)         (3,432)
      Depreciation and amortization...     1,328               529               -            1,857
      Total assets....................    61,682            14,511               -           76,193

         a)Other represents Other income, net and interest expense for each period. The Company does not evaluate its segments based on this information.


NOTE 5. FUJITSU TELECOMMUNICATIONS EUROPE LIMITED AGREEMENT:

         In June 1999, the Company entered into a strategic agreement with Fujitsu Telecommunications Europe Limited ("FTEL") on DSL product development, manufacturing, and global marketing. As part of this agreement, FTEL will provide the Company with funding of certain future developments of DSL products that FTEL has expressed an interest in marketing. Additionally, employees of Westell Europe Limited ("WEL"), which is the Company's United Kingdom operations, headquartered in Cambridge, England, became employees of FTEL. Furthermore, FTEL assumed WEL's lease of office space, purchased certain fixed assets from WEL and earned manufacturing rights. FTEL also reimbursed the Company for operating expenses incurred by WEL during the first quarter of fiscal 2000 prior to the completion of the agreement.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6. SUBORDINATED SECURED CONVERTIBLE DEBENTURE PRIVATE PLACEMENT:

         In April 1999, the Company completed a private place of 6% subordinated secured convertible debentures totaling $20 million. The conversion price of the debentures is the lower of (a) a periodically reset fixed price, which is initially $6.372 per share and which will reset on April 16, 2000 and April 16, 2001 to the ten day average market price then in effect (provided that the fixed price may not be less than $4.4604 or greater than $6.372 per share), and (b) the floating market price of our Class A Common Stock at time of conversion (except that the floating market price may only be imposed under specific conditions set forth in the securities purchase agreement under which the debentures were sold). The reset fixed price can not fall below $4.4604 or be greater than $6.372 per share. In addition, under the terms of the debentures, additional shares are issuable due to anti-dilution price protection provisions and/or if the Company enters into certain major transactions (such as the sale of substantially all of our assets, a merger or a change in actual voting control). In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures.

NOTE 7. EVENT SUBSEQUENT TO JUNE 30, 1999:

         Commitments and Contingencies
         -----------------------------

         Subsequent to the quarter ended June 30, 1999, the Company has committed to sell binding purchase orders for ADSL products from customers priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $975,000 in the quarter ended September 1999 relating to these orders. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW
         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its revenues from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services from the Company's Conference Plus, Inc. subsidiary.

         The  Company  has   historically   used  the  following  three  product
categories in its discussion of equipment revenue:

o     DSL PRODUCTS:  products based on DSL technologies;
o T-1 OR DS1 PRODUCTS: products used by telephone companies to enable digital T-1 transmission at approximately 1.5 megabits per second and E-1 transmission at approximately 2.0 megabits per second; and
o TRADITIONAL OR DS0 PRODUCTS: products used by telephone companies to deliver digital services at speeds ranging from approximately 2.4 to 64 kilobits per second and traditional analog services with 4 kilohertz bandwidth.

Below is a table that compares equipment revenue for the quarter ended June 30, 1998 with the quarter ended June 30, 1999 by product type:
                                   June 30,        June 30,
(in thousands)                         1998            1999
                                ------------    ------------
DSL products.................     $   3,396       $   1,988
T-1 or DS1 products..........        13,291          13,699
Traditional or DS0 products..         1,011             690
Other equipment..............           688             811
                                ============================
Total equipment..............     $  18,386       $  17,188
                                ============================

To better reflect the current business model, beginning for the quarter ended June 30, 1999, Westell has decided to use the following new product groupings in its discussion of its equipment revenue:

o HIGH CAPACITY ("HiCAP"): Products that maintain, repair and monitor circuits used over copper telephone wires in the portion of the phone companies' network connecting the central office with the customers' locations (the "Local Loop"). Products include all of Westell's traditional or DS0 products such as its analog products and a portion of Westell's T-1 or DS1 products which include Network Interface Unit ("NIU") products.
o TRANSPORT SYSTEMS: Products that contain components that are located both in the phone companies' central offices and customers' locations, creating integrated systems. Products include Westell's DSL product called Supervision, a system comprised of modems and central office shelves and electronics that enable high-speed transmission over copper telephone lines. The Transport Systems business unit also provides SmartLink(TM), a back-up system for wireless or cellular providers, and LinkReach(TM), a joint effort with Lucent to enable high-speed transmission over certain Lucent products.
o CUSTOMER PREMISE EQUIPMENT ("CPE"): Products that provide high-speed DSL modems that are located at the customers' premises. These products include Westell's WireSpeed(TM) modems that are designed to hook up to single or multiple personal computers and to provide high-speed access.

Below is a table that compares equipment revenue for the quarter ended June 30, 1998 with the quarter ended June 30, 1999 by new product groupings:
                                   June 30,        June 30,
(in thousands)                         1998            1999
                                ------------    ------------
HiCAP........................    $   14,544      $   13,824
Transport Systems............         2,654           2,189
CPE..........................         1,188           1,175
                                ============================
Total equipment..............     $  18,386       $  17,188
                                ============================

         Westell's net revenues increased 5.0% in the three months ended June 30, 1999 when compared to the same period last year due to a 50.7% increase in services revenue which was partially offset by a 6.5% decrease in equipment revenue. The increase in service revenue was a result of increased teleconference call minutes. The equipment revenue decrease was a result of decreased unit sales and average sales prices by each of the Company's new product groups due to changes in product mix and competitive pricing pressures. Historically, revenue from DS1 and DS0 products now reported in the Company's new HiCAP product group provided the majority of the Company's revenue.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in at least each of the fiscal 2000 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced T-1 and other DSL products. The market for DSL products continues to be increasingly competitive. This has caused the Company to offer its DSL products at prices below current production costs (i.e., forward pricing of DSL products). For instance, subsequent to June 30, 1999, the Company received DSL orders from an international and a domestic customer priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $975,000 in the quarter ended September 30, 1999. Management believes that manufacturing costs will decrease when (i) more cost-effective chipsets are available, (ii) product design efficiencies are obtained, and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on DSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production that would have a material adverse effect on the Company's business and results of operations.

         In the current fiscal year, the majority of the DSL revenue has been generated by shipments of DSL systems used in trials for data applications (i.e., Internet access and work at home) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from the Company's analog products (traditional or DSO products) have declined in recent years as telephone companies continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products in its new HiCAP product group (a T-1/DS1 product) may decline as telephone companies increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, pricing pressures, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Period ended June 30, 1999 compared to period ended June 30, 1998

Revenues. The Company's revenues increased 5.0%, from $23.0 million in the three months ended June 30, 1998 to $24.2 million in the three months ended June 30, 1999. This revenue increase was primarily due to increased teleconference service revenue of $2.3 million offset in part by a decrease in equipment revenue of $1.2 million. The increased teleconference service revenue reflects an increase in call minutes at the Company's subsidiary Conference Plus, Inc. The decreased equipment revenue was due primarily to overall unit volume product sale decreases in the HiCAP and Transport Systems product groups offset in part by higher average sale prices for products in these product groups. Revenue from the CPE product group decreased by $13,000 due to a decrease in average per unit prices resulting from the Company's aggressive marketing of DSL modems in the three months ended June 30, 1999 when compared with the same period of the prior year.

Gross Margin. Gross margin as a percentage of revenue increased from 30.0% in the three months ended June 30, 1998 to 31.1% in the three months ended June 30, 1999. This increase in gross margin was primarily due to product mix changes and product cost integration in the HiCAP and Transport systems product groups and increased service revenues. These increases were partially offset by continued aggressive pricing of the DSL modems in customer trials by the CPE product group to capture and stimulate market activity.

Sales and Marketing. Sales and marketing expenses decreased 22.5%, from $4.8 million in the three months ended June 30, 1998 to $3.7 million in the three months ended June 30, 1999. Sales and marketing expenses decreased as a percentage of revenues from 20.7% in the three months ended June 30, 1998 to 15.3% in the three months ended June 30, 1999. This decrease in sales and marketing expenses was primarily due to cost reductions resulting from management's initiatives undertaken late last fiscal year to streamline DSL sales and marketing. Additional cost savings in the current fiscal year were due to the elimination of costs related to the Company's Westell Europe Limited ("WEL") operations. See Note 5 for further discussion. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 41.3%, from $6.1 million in the three months ended June 30, 1998 to $3.6 million in the three months ended June 30, 1999. Research and development expenses decreased as a percentage of revenues from 26.6% in the three months ended June 30, 1998 to 14.9% in the three months ended June 30, 1999. This decrease in research and development expenses was primarily due to the absence of costs related to the Company's WEL operations. See Note 5 for further discussion. Additional cost savings in the current fiscal year are due to cost reductions resulting from management's initiatives undertaken late last fiscal year. Additionally, the Company received $700,000 from customers to fund on-going engineering projects during the three months ended June 30, 1999, which was offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 8.3%, from $3.0 million in the three months ended June 30, 1998 to $3.2 million in the three months ended June 30, 1999. General and administrative expenses increased as a percentage of revenues from 13.0% in the three months ended June 30, 1998 to 13.4% in the three months ended June 30, 1999. The general and administrative expenses were up slightly from the same quarter last year due to expenses related to the implementation of a new integrated computer system in addition to incurring legal expenses related to the strategic agreement between Fujitsu Telecommunications Europe Limited and the Company. These increases in expense were offset in part by cost savings in the current fiscal year due to the absence of costs related to the Company's WEL operations. See Note 5 for further discussion.

Other (income) expense, net. Other (income) expense, net decreased from income of $435,000 in the three months ended June 30, 1998 to an expense of $24,000 in the three months ended June 30, 1999. The expense for the period was primarily due to approximately $160,000 in expense from unrealized losses due to the impact of fluctuation of foreign currency on intercompany payables and was offset in part by interest income earned on temporary cash investments made as a result of investing available funds.

Interest expense. Interest expense increased from $89,000 in the three months ended June 30, 1998 to $379,000 in the three months ended June 30, 1999. The interest expense during the current period is a result of interest incurred on the Company's 6% Subordinated Secured convertible debentures due April 15, 2004 and Warrants to purchase 909,091 shares of Class A Common Stock at an exercise price of $8.9208 per share and net obligations outstanding during the period under promissory notes and equipment borrowings.

Benefit for income taxes. There was no Benefit for income taxes recorded for both three month periods ended June 30, 1998 and 1999. As in each quarter of fiscal 1999, the Company provided a valuation reserve for the entire benefit generated during the current quarter of $1.3 million since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1999, the Company completed a private placement of its convertible debentures and warrants for an aggregate of $20 million with net proceeds after legal and other expenses being $19.0 million. As of June 30, 1999, the Company had $14.8 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper.

         The Company's operating activities used cash of approximately $9.0 million in the three months ended June 30, 1999. This primarily resulted from a loss from continuing operations before income, increases in accounts receivable and inventory and decreases in accounts payable, accrued expenses and accrued compensation.

         Capital expenditures for the three month period ended June 30, 1999 were approximately $940,000, all of which was funded by available cash. The Company expects to spend approximately $5.0 million for the remainder of fiscal year 2000 related to capital equipment expenditures.

         At June 30, 1999, the Company's principle sources of liquidity were $14.8 million of cash and cash equivalents and a secured credit facility that the Company may borrow up to $14.7 million based upon receivables and inventory levels and up to an additional $5.0 million under a secured equipment line of credit. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

         As discussed in Note 7, the Company has committed to sell binding purchase orders for ADSL products from customers priced below anticipated production costs subsequent to the quarter ended June 30, 1999. The expected loss on these forward priced orders is $975,000. The Company expects to ship these products during the second and third quarters of fiscal 2000 and expects to record a reserve in the quarter ended September 30, 1999 for losses on forward priced commitments that have not been shipped. These losses will affect results of operations in the quarter ended September 30, 1999 and will impact liquidity during the second and third quarters of fiscal 2000 as the materials are purchased and the products are manufactured. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production. The Company can not estimate the amounts of possible future forward priced orders or their subsequent effect on liquidity.

         The Company has approximately $4.6 million in income tax credit carryforwards and a tax benefit of $28.6 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, 1998, and 1999 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy is not sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $16.5 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

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

         The Company has developed a contingency plan to address the effects that the year 2000 may have on its operations. Management believes that its actions, evaluations and processes should provide sufficient time to address the year 2000 risks as they are revealed. Risks related to customer year 2000 noncompliance are not within the Company's control, however, and therefore, the noncompliance of customer systems may materially adversely impact the Company's operations. Year 2000 compliance of the Company's vendors is also not within the control of the Company. However, the Company believes that it will have sufficient time to mitigate vendor year 2000 noncompliance and replace such
vendors  with  vendors  that  are  year  2000   compliant  due  to  the  general
availability of electrical component material contained in the Company's products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

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

         In fiscal 1999, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized gain of $455,000. The Company also recorded a transaction gain of $284,000 for fiscal 1998 and a transaction loss of $729,000 for fiscal 1999 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         As of June 30, 1999, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized gain of $545,000. The Company also recorded a transaction loss of $160,000 for the quarter ended June 30, 1999 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 of the Company's 10-K for the period ended March 31, 1999, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 8% to approximately 18%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $450,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 1999. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         On  April  16,  1999,  the  Company  issued  in  a  private   placement
$20,000,000   aggregate   principal  amount  of  the  6%  Subordinated   Secured
convertible debentures due April 15, 2004 and Warrants to purchase 909,091 shares of Class A Common Stock at an exercise price of $8.9208 per share. Gross proceeds to the Company pursuant to the private placement were $20,000,000. The Company entered into the private placement to raise capital for operating activities, and currently intends to use the proceeds of the financing for working capital, purchases of capital equipment and to pay the costs of the private placement.

         Assuming no limitations on the conversion of the convertible debentures and exercise of the Warrants, the convertible debentures are currently convertible into approximately 3,138,732 shares of Class A Common Stock, and the Warrants are exercisable for 909,091 shares of Class A Common Stock, or 4,047,823 shares of Class A Common Stock in the aggregate. Currently, unless the Company's stockholders approve the issuance of class A common stock upon conversion of the convertible debentures and the warrants, the number of shares of Class A Common Stock issuable upon conversion of the convertible debentures and the exercise of Warrants is limited to an aggregate of 7,291,107 shares. The Company agreed in connection with the private placement to use its best efforts to seek this stockholder approval.

         The rights, preferences and privileges of the outstanding convertible debentures are summarized as follows:

RATE

         The convertible debentures accrue interest at the rate of 6% per year, but the interest rate of the convertible debentures shall increase to 8% per year if the conversion price for the convertible debentures at any time is equal to or less than $4.4604 per share. Interest payments are payable in cash and may be paid in convertible debentures or Class A Common Stock at the Company's option if (a) no Event of Failure (as described below) has occurred or is continuing, (b) the resale registration statement is effective and available for use by the holders of the Convertible Debenture, (c) the Class A Common Stock is listed on the Nasdaq National Market, and (d) a sufficient amount of shares of Class A Common Stock are available for conversion of the convertible debentures. The number of shares of Class A Common Stock issued as interest shall be determined by dividing the interest amount by the average of the Class A Common Stock closing price for each of the five business days prior to the interest payment date.

CONVERSION PRICE

         The convertible debentures are convertible into shares of Class A Common Stock at the election of the holder after September 16, 1999. The conversion price is the lower of:

                  (a) the variable conversion price, which is initially $6.372 per share, but will be adjusted on April 16, 2000 and April 16, 2001 to be the greater of (i) the weighted average sales price of the Class A Common Stock for the ten trading days immediately preceding the adjustment date and (ii) $4.4604; and

                  (b) the floating market price of our Class A Common Stock at time of conversion which is calculated by taking the lowest average of the Class A Common Stock closing bid price over any five consecutive trading days during the ten trading day period ending the day immediately prior to the conversion date.

The variable conversion price can not be less than $4.4604 or greater than $6.372 per share. If the ten day average closing sale price of the Class A Common Stock on April 16, 2000 is $9.5625 or greater, then the market conversion price may not be used after that date to determine the conversion price as long as certain events materially adverse to the Company have not occurred. The conversion price will also be adjusted to the benefit of the holders of the convertible debentures during the period in which the Company has restricted the use of the resale registration statement registering the convertible debentures and warrants.

         If the Company is suspended from trading or is no longer listed on the Nasdaq National Market or is not listed on the New York Stock Exchange, then (i) the conversion price shall be reduced by 10% and the market conversion price shall be available for use in calculating the conversion price, and (ii) as long as the suspension or delisting continues, the Company will make monthly payments to the holders equal to 1.25% times the outstanding principal amount of the convertible debentures plus accrued and unpaid interest.

REGISTRATION RIGHTS

         In connection with the sale and issuance of the convertible debentures and Warrants, the Company filed a resale registration statement on Form S-3 to permit the public sale of shares of Class A Common Stock issuable upon conversion of the convertible debentures and upon exercise of the Warrants. This resale registration statement must remain effective until the earlier of (i) the date that all Class A Common Stock issuable upon conversion of the convertible debentures or upon exercise of the Warrants has been sold pursuant to the resale registration statement or (ii) the date that all Class A Common Stock issuable upon conversion of the convertible debentures or upon exercise of the Warrants may be immediately sold to the public without registration and without regard to the amount to be sold by the holder of such securities.

REDEMPTION AT COMPANY'S OPTION

         If after April 16, 2000 the weighted average sales price of the Class A Common Stock is equal to or greater than 200% of the average variable conversion price over a specified time period, then the Company may redeem the convertible debentures at a price equal to 115% of the face amount of the convertible debentures plus accrued and unpaid interest. Upon receipt of a redemption notice from the Company, the holders of convertible debentures may convert all or any of their convertible debentures at the conversion price then in effect. The Company may not redeem the convertible debentures under certain circumstances, including during any "Event of Failure" described below or if such redemption would cause a holder of convertible debentures to own in excess of 4.9% of the Class A Common Stock, assuming that all convertible debentures were converted prior to the redemption by the holders.

         Upon satisfaction of certain conditions, the Company may elect to exchange convertible debentures for which conversion has been requested for debentures with the same face amount but which accrue interest at a rate of 12% per annum and mature one year from issuance. The amount that can be exchanged is equal the amount of convertible debentures held by the holder requesting conversion that represents such holder's pro rata amount that is convertible into the portion of Class A Common Stock issuable upon conversion of the convertible debentures that exceeds 20% of the outstanding voting power of the Company.

REDEMPTION AT HOLDER'S OPTION

         Upon the occurrence of certain "Events of Failure," (i) the convertible debentures are redeemable at the election of the holders of the convertible debentures; or (ii) the holder may demand the Company pay damages equal to 1% of the outstanding principal amount of the convertible debentures for each day of the Event of Failure (but not to exceed 135% of the outstanding amount).

         The redemption price shall equal $1,150 for each Convertible Debenture being redeemed, plus accrued and unpaid interest, if certain "Events of Failure" occur, including the following (i) the Company becomes bankrupt or suffers certain other bankruptcy events, (ii) an event of default occurs under the Company's existing loan agreements with LaSalle National Bank (the "Loan Agreement"), (iii) the Company breaches any agreement with respect to indebtedness of $500,000 or more, (iv) the Company's accountants deliver a "going concern" qualification or exception with respect to the Company's financial statements, (v) the Company suffers a $500,000 judgment that is not discharged within sixty days, or (vi) an event of default occurs under the debentures issued by the Company in exchange for the convertible debentures.

         For other "Events of Failure," the redemption price shall equal the greater of (i) $1,350 for each Convertible Debenture being redeemed plus accrued and unpaid interest, or (ii) the product of (A) the highest price at which the Class A Common Stock is traded from the date of the Event of Failure to the redemption divided by the lowest conversion price in effect during such period (assuming the market conversion price is in effect) and (B) the principal amount of the convertible debentures plus accrued and unpaid interest. Such other "Events of Failure" include: (i) the Company's failure to deliver in a timely manner Class A Common Stock upon submission by such investors of a notice of conversion, (ii) the Company fails to reserve the amount of Class A Common Stock required under the terms of the convertible debentures, (iii) the resale registration statement is not declared effective by the SEC or cannot otherwise be used by the holders of the convertible debentures for certain time periods or is not amended as required under the terms of the private placement documents,
(iv) the Class A Common Stock is suspended from trading on the Nasdaq National Market for five days in any nine (9) month period; (v) the Company's failure to remove restrictive legends on its Common Stock when required pursuant to the private placement documents, (vi) the Company commits an uncured breach of a material provision of any private placement document, (vii) any representation or warranty of the Company made in any of the private placement documents is false or misleading in any material respect, (viii) the Company's announcement of its intention not to issue Class A Common Stock upon conversion of the convertible debentures or exercise of the warrants, (ix) the Company's material breach, as a result of performance under the private placement documents, of any agreement to which it is or becomes a party, and (x) the Company's failure to obtain stockholder approval to issue more than 20% of the voting power of the Company on conversion of the convertible debentures and upon exercise of the Warrants.

SUBORDINATED SECURITY INTEREST

         The convertible debentures are subordinate in right of cash payments to certain permitted senior indebtedness of the Company. "Permitted Senior Indebtedness" includes: (i) the obligations of the Company pursuant to the Loan Agreement and certain extensions, amendments and replacements of the Loan Agreement, (ii) capitalized leases of the Company in existence as of the date hereof or for certain capital expenditures permitted under the private placement documents, (iii) existing purchase money financing and purchase money financing for certain capital expenditures and (iv) financing for certain acquisitions permitted under the private placement documents. The convertible debentures are secured by substantially all of the assets of the Company, except its shares of Conference Plus.

PROTECTIVE PROVISIONS

         The Company has agreed that it will not, without the consent of a majority of the holders of the convertible debentures, (i) alter or change the rights of any capital stock so as to adversely affect the convertible debentures, (ii) redeem or declare or pay any cash dividend on any common stock or other securities junior to the convertible debentures, or (iii) do any act not contemplated by the terms of the convertible debentures that would result in any taxation under Section 305 of the Internal Revenue Code of 1986, as amended.

         The conversion price shall also be adjusted to the benefit of the holders if certain events or transactions occur, including the following: (i) the announcement by the Company of certain types of sales of the Company, or an announcement of a merger or a tender offer for 50% or more of the Common Stock of the Company, (ii) the Company declares a dividend or makes a distribution of assets, Common Stock or other securities, (iii) the Company issues securities that are convertible into or exchangeable for Class A Common Stock at a conversion price based upon a discount from the market price of the Class A Common Stock or the variable conversion price then in effect, (v) a sale by any executive officer or director of more than 10% of their Class A Common Stock during the six month period commencing on the date that the resale registration statement is declared effective, (vi) the Company restricts the use of the resale registration statement, and (vii) certain other transactions that would have a dilutive effective on the convertible debentures or materially and adversely affect a investment in the convertible debentures.

CHANGE OF CONTROL

         If the Company merges into, sells substantially all of its assets to, or incurs a change of control with respect to, a company meeting certain market liquidity and similar tests, then the holders of the Convertibles Debentures shall receive the consideration they would have received in such transaction had they converted their convertible debentures the day before the public announcement of the merger. The Company is, however, permitted to acquire other companies without having to provide special consideration to the holders of the convertible debentures if the Company does not issue more than 20% of its Common Stock as merger consideration. If the Company merges into, sells substantially all of its assets to, or incurs a change of control with respect to, a company that does not meet certain market liquidity and similar tests, then the holders shall have the option, in lieu of the consideration set forth above, of receiving 125% of the principal amount of the convertible debentures in cash. The holders of the warrants are entitled to similar rights in the event of the Company's merger or consolidation with another company and would have the right to receive approximately 94% of the Black Scholes valuation of the Warrants.

WARRANTS

         The Warrants are exercisable until April 16, 2004. The exercise price for the Class A Common Stock underlying the Warrants is $8.9208 per share (subject to adjustment). If the Company merges or consolidates with any other company, the Warrant holders are entitled to similar choices as to the consideration they will receive in such transaction as the holders of the convertible debentures or retain the Warrants which would then become exercisable for the new company's common stock. In addition, the number of shares issuable upon exercise of the Warrants is subject to anti-dilution adjustment if the Company sells Common Stock or securities convertible into or exercisable for Common Stock (excluding certain issuances such as Common Stock issued under employee, director or consultant benefit plans) at a price per share less than the market price.

STOCKHOLDER APPROVAL

         The issuance of the Company's Class A Common Stock upon conversion of the convertible debentures and upon exercise of the Warrants that is in excess of 7,291,107 shares is subject to stockholder approval pursuant to the rules of the NASD. Rule 4460(i)(1)(D) of the National Association of Securities Dealers (the "20% Rule") requires companies that are listed on the Nasdaq National Market to obtain stockholder approval prior to issuing common stock (or securities convertible into or exercisable for common stock) in a private financing at a price less than the market value of the common stock, where the amount of common stock to be issued exceeds 20% of either the common stock outstanding or voting power outstanding immediately prior to the issuance.

         Because the conversion rate of the convertible debentures will vary with the trading price of the Class A Common Stock, the number of shares of Class A Common Stock issuable upon conversion of convertible debentures and upon exercise of the Warrants may exceed 7,291,107 shares. If stockholder approval for the exercise of class A common stock upon the conversion of the convertible debentures and the exercise of the warrants is not obtained, then the Company will be prohibited by the 20% Rule from issuing 20% or more of its Class A Common Stock in connection with the private placement. If the stockholder approval is not granted, then the Company will be obligated to redeem all convertible debentures at a price equal to a cash payment equal to the greater of (i) $1,350 plus accrued and unpaid interest; or (ii) a predetermined redemption formula based on the average of the closing bid prices for the Company's Class A Common Stock. See "--Redemption at Holders Option."

FURTHER INFORMATION

         The terms of the convertible debentures and warrants are complex and are only briefly summarized in this Form 10-Q. Further information concerning the rights, preferences and terms of the convertible debentures and Warrants is contained in the Company's Current Report on Form 8-K and exhibits thereto filed with the Securities and Exchange Commission on April 20, 1999, which may be viewed in the public reading rooms maintained by the Commission at Securities Exchange Commission, Public Reference Branch, Stop 1-2, 450 Fifth Street, NW, Washington, DC, 20549-1004, or viewed on the web site maintained by the SEC at http://www.sec.gov.

ITEM 5. OTHER EVENTS
--------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

                  Exhibit 3.1: Restated Certificate of Incorporation, as amended
                    (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-79407), as amended.
                  Exhibit 3.2:  Amended and Restated Bylaws of the Company.
                  Exhibit 27:  Financial Data Schedule

   b) The following two Form 8-Ks were filed in the quarter ended June 30,1999:
       1) an "Item 5" Form 8-K was filed on April 20, 1999 disclosing the Company's issuance of the convertible debentures and the warrants, and
       2) An "Item 5" Form 8-K was filed on June 14, 1999 which disclosed Westell's agreement with Fujitsu Telecom Europe Limited described above.






                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WESTELL TECHNOLOGIES, INC.
                                          --------------------------
                                             (Registrant)



DATE: August 13, 1999                     By: ROBERT H. GAYNOR
                                             -----------------
                                             ROBERT H. GAYNOR
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                          By: NICHOLAS C. HINDMAN
                                             --------------------
                                             NICHOLAS C. HINDMAN
                                             Interim Chief Financial Officer