Form 10-K/A
period 1999-03-31
WESTELL TECHNOLOGIES INC
filed 1999-08-19
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K
(Mark One)

/X/     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended March 31, 1999 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition
          period from                        to                        .
                     ----------------------    -----------------------

Commission file number:    0-27266

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           36-3154957
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                              60504
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

         HDSL. In 1992, telephone companies introduced High bit-rate Digital
           Subscriber Line technology which is commonly known as HDSL. HDSL reduces the costs of installing and upgrading T-1 service.

           Traditional T-1 service requires the installation of one or more amplifiers called mid-span repeaters for line lengths greater than 6,000 feet and requires the expensive and time consuming conditioning of copper wire. HDSL increases the non-repeater distance of T-1 transmission over two pairs of copper wires to approximately 12,000 feet, which reduces the need for repeaters and conditioning of the copper telephone wire. As a result, telephone companies are deploying HDSL technology in their local access networks where the end user requires a high-speed symmetrical digital communication stream and does not require a telephone channel to run on the same wire.

         DSL. Digital Subscriber Line or ADSL technology permits even greater digital transmission capacity over copper wire than is possible with existing HDSL and ISDN products. DSL technology allows the simultaneous transmission of data at speeds up to 8.0 Mega bits per second in one direction, or 140 times faster than standard telephone service, and up to 1 Mega bits per second in the reverse direction, or 17 times faster than standard telephone service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet, depending on the transmission rate. With DSL technology, a user can talk and have high speed data transmissions at the same time over a regular phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to install second lines to support these services. DSL technology is also known as ADSL when it refers to products that provide bi-directional transmission capacity at varying speeds.

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

         PPP over ATM. This is a protocol, or set of standards and rules, that allow allows telephone companies to deploy DSL services in a manner similar to today's traditional dial-up modems. Unlike with dial-up or ISDN systems, DSL products permit telephone companies to avoid managing a computer's network address, and facilitates billing and security procedures.

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

                                                   Fiscal Year Ended March 31,
                                                   -----------------------------
                                                   1997        1998       1999
                                                   ----        ----       ----
                                                          (in thousands)
DSL products.................................    $ 8,665     $12,448    $12,099
T-1 products.................................     49,353      52,481     53,232
Traditional products.........................      8,963       5,235      3,707

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

         The following table sets forth a representative list of the Company's current DSL products and their applications.


Product                        Description                                      Applications
-------                        -----------                                      ------------

SuperVision(R)DSLAM            Consolidates DSL lines into a single network     Enables multiple services and
 ......................         interface.  Users can achieve speeds of up to    applications such as high-speed
 ......................         8 megabits per second downstream and up to 1     Internet access, remote local area
 ......................         megabit per second upstream.  Facilitates the    network access, and work at home,
 ......................         connection between copper wire digital           while providing simultaneous
 ......................         transmission used in the local access network    standard telephone service over
 ......................         and the optical fiber transmission in the        copper telephone wires.
 ......................         telephone network.


FlexCap2(TM)                   Rate Adaptive DSL modem to modem system that     Provides similar applications as
 ......................         operates at up to 2.24 Mega bits per second      DSLAM without the multiplexing, or
 ......................         downstream and up to 1 Mega bits per second      aggregating feature.  The rate
 ......................         upstream over copper telephone wires.  The       adaptability allows telephone
 ......................         rate adaptive capability enables the operating   companies to maximize the digital
 ......................         speed to be automatically adjusted based on      capacity of copper wire and
 ......................         the quality of the telephone wire and the        facilitates the installation of DSL
 ......................         transmission distance.                           systems, thereby increasing the
                                                                                telephone wires which traditionally have
                                                                                required extensive installation and
                                                                                monitoring.



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

         There can be no assurance that the Company will be able to introduce products under development as planned, and the failure of the Company to do so would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company's future development efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology or new product announcements by competitors. See Risk Factors

         The Company and products under development are subject to industry wide standardization organizations which include, the American National standards Institute, the International Telecommunications Union and the European Telecommunications Standards Institute which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by the American National Standards Institute and European Telecommunications Standards Institute is based upon a transceiver technology referred to as Discreet Multi-Tone technology or DMT. Westell incorporates DMT technology into its DSL products. The Company has not developed a transceiver technology for its product offerings and is dependent on transceiver technologies from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for transceiver technologies to be used in DSL systems by the Company. Absent the proper relationships with key transceiver technology vendors, the Company's products may not comply with the technology standards set for DSL products. If customers require standards based products that require transceiver technologies not available to the Company under reasonable terms and conditions, then the Company's business and results of operations would be materially and adversely affected.

         The Company's DSL products are dependent upon transceiver technologies licensed from third party suppliers. These licenses are nonexclusive and have been licensed to numerous other manufacturers or will not require a license to acquire. Without third party transceiver technologies the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of DSL transceiver technologies are not available to the Company at commercially acceptable terms, then the Company's business and results of operations would be materially and adversely affected.

         The International Telecommunications Union is expected to complete a final determination of a standard for an ADSL product called G.Lite in September 1999. The effect of a G.Lite standard on the Company is unknown. The Universal ADSL Working Group, formed by leading companies in the personal computer, telecommunications and networking industries, is in the process of establishing ADSL G.Lite standards based upon a technology standard that will allow manufacturers to manufacture DSL products that can be used with other telecommunications manufacturers' products. The products based upon the expected G.Lite standard are expected to reduce and simplify the telephone wiring modifications at the customer premises that is required by full DSL products. The differences in the initial costs, premises wiring requirements, and data rates between G.Lite products and higher speed ADSL products could confuse the marketplace and delay a mass market adoption of any ADSL products. Additionally, the Company's products will require design changes to achieve compliance with the expected G.Lite standard. Because the Company is dependent on its strategic silicon partners for providing G.Lite versions of transceiver technology and these standards are still not finalized, there can be no assurance that the Company will have a G.Lite transceiver technology in a timely manner for product development.

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

         Fujitsu Telecom Europe Limited - Effective April 1998, the Company entered into an agreement to design and manufacture DSL products for Fujitsu Telecom. Fujitsu Telecom will distribute the product in Europe. The Company will receive royalty payments in the event that Fujitsu chooses to manufacture the products.

         Adtran - Effective March 1998, the Company entered into a nonexclusive agreement with Adtran, Inc. to develop and market ADSL products for Adtran's communications platform called Total Access. Total Access is used in phone companies' central offices to provide traditional and high speed services to customers. The Total Access partner program provides for different vendors to supply components of the Total Access System. Westell supplies the ADSL components and technology used in the Total Access platform.

         Alcatel (formerly DSC Telecom) - In January 1997, the Company and DSC Telecom L.P. entered into a nonexclusive agreement for the design and development of equipment and the incorporation of the Company's ADSL technology into DSC Telecom's Litespan(R) 2000 digital loop carrier system. In May 1997, the Company and DSC Telecom entered into an agreement for DSC Telecom to distribute the Company's DSL modem to its telecom customers to complement the DSL equipment and technology used in the Litespan(R) 2000 digital loop carrier system. In fiscal 1999, Alcatel, a competitor, acquired DSC Telecom. The Company is unable to predict what effect this acquisition, if completed, will have on this alliance.

         Alcatel USA - In March 1999, the Company signed a nonexclusive agreement with Alcatel USA, a Division of Alcatel Networks, to use Alcatel USA's central office DSL product to assist the Company in developing high speed modems that interoperate with Alcatel equipment.

         Lucent Technologies - In September 1997, the Company and Lucent Technologies, Inc. entered into a nonexclusive agreement for the design and development of equipment incorporating the Company's ADSL technology for use in two of Lucent's digital loop carrier systems called SLC(R) Series 5 and SLC-2000. In November 1997, the Company and Lucent entered into a nonexclusive agreement to integrate the Company's SuperVision(R) DSLAM broadband capabilities with Lucent Technologies' central office switch product called 5ESS(R). Under this agreement, Lucent Technologies will market and sell the ADSL enabled SLC and SuperVision(R) solutions.

CUSTOMERS

         The Company's principal customers historically have been U.S. telephone companies. Since fiscal 1993, the Company has also marketed its products internationally. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, interexchange carriers and the U.S. federal government. International revenues represented approximately $4.4 million, $8.5 million and $8.5 million of the Company's revenues in fiscal 1997, 1998 and 1999, respectively, accounting for 5.5%, 9.9% and 9.1% of the Company's revenues in such periods.

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

         The Company purchases parts and components for its products from a number of suppliers through a worldwide sourcing program. Key components used in the Company's products, such as integrated circuits and other electronic components, are currently available from only one source or a limited number of suppliers. In addition, some of the electronic components used in the Company's products are currently in short supply and are provided on an allocation basis to the Company and other users, based upon past usage. There can be no assurance that the Company will be able to continue to obtain sufficient quantities of integrated circuits or other electronic components as required, or that such components, if obtained, will be available to the Company on commercially reasonable terms. Integrated circuits and electronic components are key components in all of the Company's products and are fundamental to the Company's business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability. In the past, however, the Company has experienced delays in the receipt of integrated circuits and other key products, which have resulted in delays in related product deliveries. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, financial or other difficulties of such suppliers or the possible limitations in integrated circuit production capacity or electronic component availability because of significant worldwide demand for these components. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and results of operations.

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

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging ADSL market. Westell's principal competitors with respect to its Traditional Products are Adtran, Inc., Pulsecom, Tellabs, Inc. and Teltrend, Inc. Westell's principal competitors in the T-1 market are ADC Telecommunications Inc., Applied Digital Access Inc., PairGain Technologies, Inc. and Teltrend, Inc. The Company's current competitors in the ADSL market include Alcatel Network Systems, Nokia, ECI Telecom, Ltd., Ericsson, Cisco Systems, Nortel, Orckit Communications, Ltd., PairGain Technologies, Inc., Paradyne, 3Com, and Siemens. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Our competitors include full network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this competition by entering into strategic alliances in which the network level system supplier offers complete systems to telephone companies of which our ADSL product offering is a part. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers' requirements will materially adversely affect the Company's business and results of operations.

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

         Conference Plus, Inc., founded in 1988, is a provider of conferencing services. Conference Plus allows multiple individuals and/or businesses to conduct conference calls using a combination of voice, video or data such as graphs or spreadsheets. The Company is an 88.2% owned subsidiary of Westell and manages its teleconferencing services through its operations center in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland. By enabling its customers to share information, Conference Plus can increase productivity and save money by reducing travel time, bringing down travel costs, and make it easier for people in remote locations to work together. Teleconferencing technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         Conference Plus services generated $10.3 million, $14.1 million and $21.3 million in revenues in fiscal 1997, 1998 and 1999, respectively. A majority of Conference Plus' revenues come from private label commercial teleconferencing services to customers who market Conference Plus services under their own brand name. Such companies choose to outsource and private label audio and video teleconferencing services to maintain continuity and save costs. Audio and video teleconferencing is a people-intensive service, requiring high levels of concentration on the execution of each and every call. In addition to privately branded teleconferencing services, Conference Plus offers a wide range of direct commercial teleconferencing and video services. The audio conferencing services include:

          o operator initiated calls where the Conference Plus operator calls the participants,
          o operator assisted calls where the customer dials in on a regular number or their own network, or the customers call into a toll free network, and
          o fully automated services where the customers use a pre-assigned code to access the conference call without the assistance of an operator.

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

         International Expansion - Conference Plus currently serves its teleconferencing needs of customers headquartered in the United States from its Schaumburg, Illinois facility. As these customers globalize their telecommunications services, Conference Plus will be required to expand its operational presence internationally to meet these needs. In addition, the international market for teleconferencing is expected to grow substantially as a result of deregulation and improved networks with associated reductions in end user costs.

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

         The private label customers and many of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, Conference Plus. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

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

WE HAVE INCURRED AND CONTINUE TO EXPECT LOSSES.

        Due to our significant ongoing investment in DSL technology, which can be used by telephone companies and other service providers to increase the transmission speed and capacity of copper telephone wires, we have incurred and anticipate that our losses may extend at least through each of our fiscal 2000 quarters. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 1999, we had net losses of $35.0 million.

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

WE DEPEND ON DSL MARKET ACCEPTANCE AND GROWTH FOR FUTURE SUCCESS.

         We expect to continue to invest significant resources in the development of DSL products. Because the DSL market is in its early stages, our DSL revenues have been difficult to forecast. If the DSL market fails to grow or grows more slowly than anticipated, then our business, revenues and operating results would be materially adversely affected.

         Our analog based and T-1 based products, such as our Network Interface Units which provide maintenance capabilities for telephone lines providing T-1 transmission, are not expected to generate sufficient revenues or profits to offset any losses that we may experience due to a lack of sales of DSL systems. If we fail to generate significant revenues from DSL sales, then we would not be able to implement our business goals and our business and operating results would suffer significantly.

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

         We are offering DSL products based upon forward pricing. For example, in the September and December 1998 quarters, we shipped DSL products to customers that were priced below our current production costs. As a result, we recognized forward pricing losses of approximately $1.7 million and $800,000, respectively, for DSL orders received during those quarters. Such pricing will cause us to incur losses on a substantial portion of our DSL product sales unless and until we can reduce manufacturing costs. We believe that manufacturing costs may decrease when:

          o    more cost-effective transceiver technologies are available;
          o    product design efficiencies are obtained; and
          o    economies of scale are obtained related to increased volume.

         There is no guaranty that we will be able to secure significant additional orders and reduce per unit manufacturing costs that we have factored into our forward pricing of DSL products. We could continue to incur losses in connection with sales of DSL products even if our DSL unit volume increases. Losses from our sales of DSL products could result in fluctuations in our quarterly operating results and would materially and adversely affect our ability to achieve profitability and implement our business goals.

         Moreover, the International Telecommunication Union is expected to announce a standard in late 1999 for a DSL product called G.Lite, which will allow consumers to install DSL technology on their computers themselves. We believe this announcement will increase competition in the DSL market and result in greater pricing pressures with respect to all DSL products.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

         We expect to continue to experience significant fluctuations in quarterly operating results. Due to the factors set forth below and elsewhere contained in "Risk Factors," sales to our largest customers have fluctuated and are expected to fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule or cancel orders without penalty. As a result, our quarterly operating results have fluctuated significantly in the past three fiscal years. Other factors that have had and may continue to influence our quarterly operating results include:

          o the impact of changes in the DSL customer mix or product mix sold;
          o timing of product introductions or enhancements by us or our competitors;
          o changes in operating expenses which can occur because of product development costs, timing of customer reimbursements for research and development, pricing pressures and other reasons;
          o    write-offs for obsolete inventory; and
          o the other risks that are contained in this "Risk Factors" section.

Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our revenues. It is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. This occurred in fiscal 1999. We attempt to address this possible divergence through our public announcements and reports. The degree of specificity we can offer in such announcements, however, and the likelihood that any forward-looking statements we make will prove correct, can and will vary. As long as we continue to depend on DSL and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

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

         We will continue to rely on third party suppliers for access to transceiver technologies for new DSL products such as the DSL product under development called G.Lite, which will allow consumers to install DSL technology on their computers themselves. Since standards have not been established for G.Lite products, there can be no assurance that standards-compliant transceiver technologies will be available to us in a timely manner for the purpose of product development.

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

         New products introductions or changes in telephone company services could render our existing products and products under development obsolete and unmarketable. For example, High Bit-Rate DSL, a product that enhances the signal quality of the transmission over copper wire, may reduce the demand for the types of products that we currently manufacture such as our Network Interface Units product, which provide performance monitoring of copper telephone wires. Our Network Interface Units accounted for at least 50% of our revenues in each of the last three fiscal years. Further, the demand for many of our traditional analog products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. In addition, there can be no assurance that we will have the financial and manufacturing resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and telephone company service offerings. Our future success will largely depend upon our ability to continue to enhance our existing products and to successfully develop and market new products on a cost-effective and timely basis.

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

         If our products become obsolete or fail to gain widespread commercial acceptance due to competing products and technologies, then our product revenues would significantly decrease and our business and operating results will be materially adversely affected.

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

There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future. If we fail to deploy new products on a timely basis, then our product sales will decrease, our quarterly operating results could fluctuate, and our competitive position and financial condition would be materially and adversely affected.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE ARKET AND THIS COMPETITION MAY RESULT IN OPERATING LOSSES, A DECREASE IN OUR MARKET SHARE AND FLUCTUATIONS IN OUR REVENUE.

         We expect competition to increase in the future especially in the emerging DSL market. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors, such as Ericsson, Cisco, Lucent Technologies, Nortel and 3Com, are much larger than us and can offer a wide array of different products and services that are required for all of a telephone company's business. Conversely, our products are used to enhance transmission from the telephone company's central office to the end user, which is just one element of a telephone company's network. Our inability to form successful alliances through which we can market our products and develop systems that meet customer requirements will affect our ability to successfully compete in the DSL market which would materially adversely affect our business and operating results.

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

         In addition, under the Telecommunications Act, the Regional Bell Operating Companies may engage in manufacturing activities. So our largest customers may potentially become our competitors as well.

THE FAILURE TO MAINTAIN AND FURTHER DEVELOP PARTNERS AND ALLIANCES WOULD ADVERSELY AFFECT OUR BUSINESS.

         Instead of directly competing with large telecommunications equipment suppliers, we have begun to develop and maintain partnerships and alliances with other companies in order to secure complementary technologies, to lower costs, and to better market and sell our products. These partnerships and alliances provide important resources and channels for us to compete successfully. Some of our partnerships provide us with third party technology that we rely on to manufacture our products. In addition, instead of directly competing with large suppliers such as Lucent Technologies and Fujitsu in the DSL market, we have entered into alliances with these companies to offer our products within a package of products sold by these companies to telephone companies. We cannot provide any assurances that these partnerships will continue in the future. As competition increases in the DSL market, these alliances will become even more important to us. A loss of one or more partnerships and alliances could affect our ability to sell our products and therefore could materially adversely affect our business and operating results.

CONFERENCE PLUS'S LARGE COMPETITORS COULD ADVERSELY AFFECT CONFERENCE PLUS'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

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

OUR LACK OF BACKLOG MAY AFFECT OUR ABILITY TO ADJUST TO AN UNEXPECTED SHORTFALL IN ORDERS.

         Because we generally ship products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would adversely affect our quarterly operating results and have an immediate adverse impact on our business and operating results.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US.

         We have and will continue to depend on the large Regional Bell Operating Companies, those companies emerging from the break-up of AT&T, as well as on other telephone carriers including smaller local telephone carriers and new alternative telephone carriers such as Qwest, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for 61.9%, 51.1% and 46.6% of our revenues in fiscal 1997, 1998 and 1999, respectively. Consequently, our future success will depend significantly upon:


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

OUR CUSTOMERS HAVE LENGTHY PURCHASE CYCLES WHICH AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including the:

          o    complexity of the product involved,
          o    priorities of telephone companies,
          o    telephone companies' budgets, and
          o    regulatory issues affecting telephone companies.

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

         Many of our customers are subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect us directly, the effects of such regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of local access markets. The Telecommunications Act lifted certain restrictions on telephone companies' ability to provide interactive multimedia services. Rules to implement these new statutory provisions are now being considered by the FCC. While the statutory and regulatory framework for telephone companies providing multimedia has become more favorable, it is uncertain at this time how this will affect telephone companies' demand for products based upon DSL technology. In addition, our business and operating results may also be adversely affected by the imposition of tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers or by the imposition of export restrictions on products that we sell internationally. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect our business and operating results.

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

         International revenues represented 5.5%, 9.9% and 9.1% of our revenues in fiscal 1997, 1998 and 1999, respectively. The Company also has a relationship with Fujitsu Telecom Europe, Ltd. for the supply of DSL equipment to British Telecom. Because Conference Plus has expanded its conference call business in Europe by opening new offices in Dublin, Ireland, we believe that our exposure to international risks may increase in the future. These risks include:

          o    foreign currency fluctuations
          o    tariffs, taxes and trade barriers,
          o    difficulty in accounts receivable collection,
          o    political unrest, and
          o burdens of complying with a variety of foreign laws and telecommunications standards.

The occurrence of any of these risks would impact our ability to increase our revenue and become profitable, or could require us to modify significantly our current business practices.

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

         On April 16, 1999, we issued $20,000,000 aggregate principal amount of convertible debentures. The convertible debentures are convertible into a number of shares of class A common stock as is determined by dividing the principal amount of the convertible debentures by the lesser of:

          o a variable conversion price which is initially $6.372 per share, but will be increased under the terms of the convertible debentures; and
          o the floating market price of our class A common stock at the time of conversion, except that the market price can be imposed only under specific conditions.

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

WE RELY ON OUR INTELLECTUAL PROPERTY WHICH WE MAY BE UNABLE TO PROTECT, OR WE MAY BE FOUND TO INFRINGE THE RIGHTS OF OTHERS.

         Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although we regard our technology as proprietary, we have only one patent on such technology related to our Network Interface Units. We expect to seek additional patents from time to time related to our research and development activities. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our unpatented proprietary know-how. These measures, however, may not provide meaningful protection for our trade secrets or other proprietary information. Moreover, our business and operating results may be materially adversely affected by competitors who independently develop substantially equivalent technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. law. The telecommunications industry is also characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. From time to time we receive communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to us. There is no guaranty that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that we would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of our efforts. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.

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

WE WILL NEED ADDITIONAL FINANCING IF WE DO NOT MEET OUR BUSINESS PLAN OR WE WILL NOT BE ABLE TO FUND OUR OPERATIONS.

         We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and increase our market share. As a result and due to our net losses, the continuing operations of our business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the need to sell additional debt or equity securities, or some combination thereof, to provide funding for our operations. In April 1999, we completed a private placement of convertible debentures and warrants for $20 million to fund our operations. If we cannot generate sufficient cash flow from our operations, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, we would not be able to operate our business. Under the terms of the sale of the convertible debentures and warrants, in most circumstances, we are not permitted to issue any equity securities or any equity-like securities until October 11, 1999.

OUR PRINCIPAL STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER US WHICH COULD DISCOURAGE TRANSACTIONS INVOLVING A CHANGE OF CONTROL OF WESTELL AND MAY AFFECT YOUR ABILITY TO RECEIVE A PREMIUM FOR CLASS A COMMON STOCK THAT YOU PURCHASE.

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

                                                             High       Low
                                                             ----       ---
Fiscal Year 1998
  First Quarter..........................................25   7/8      10   3/4
  Second Quarter.........................................27   5/8      17   1/4
  Third Quarter..........................................24   7/8      10   1/2
  Fourth Quarter.........................................15   1/4      10   3/4

Fiscal Year 1999
  First Quarter..........................................13   7/8       8   7/8
  Second Quarter.........................................10             3   3/4
  Third Quarter...........................................8   1/4       2   3/4
  Fourth Quarter..........................................9             3  13/16

Fiscal Year 2000
  First Quarter (through June 30, 1999)..................10  3/16       3   7/8

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


                                                          Fiscal Year Ended March 31,
                                         -------------------------------------------------------------
                                             1995        1996        1997        1998          1999
                                            ------      ------      ------      ------        -----
                                                     (in thousands, except per share data)
Statement of Operations Data:
Revenues ................................   $ 74,029    $ 83,236    $ 79,385    $ 86,351    $ 93,180

Cost of goods sold ......................     44,494      50,779      57,832      58,859      68,316
                                            --------    --------    --------    --------    --------
     Gross margin .......................     29,535      32,457      21,553      27,492      24,864
                                            --------    --------    --------    --------    --------
Operating expenses:
  Sales and marketing ...................     12,169      13,744      16,214      19,296      19,442
  Research and development ..............     10,843      12,603      21,994      26,558      26,605
  General and administrative ............      6,701       8,364       9,757      13,151      13,117
                                                                                            --------
  Restructuring charge ..................       --          --          --         1,383         800
                                            --------    --------    --------    --------    --------
     Total operating expenses ...........     29,713      34,711      47,965      60,388      59,964
                                            --------    --------    --------    --------    --------
Operating loss from continuing
  operations ............................       (178)     (2,254)    (26,412)    (32,896)    (35,100)
Other income (expense), net .............         34        (226)      2,221      14,290         404
Interest expense ........................        769         859         330         502         296
                                            --------    --------    --------    --------    --------
Loss from continuing operations before
  income taxes ..........................       (913)     (3,339)    (24,521)    (19,108)    (34,992)
Benefit for income taxes ................       (788)     (1,886)     (9,820)     (5,137)       --
                                                        --------    --------    --------    --------
Loss from continuing operations .........       (125)     (1,453)    (14,701)    (13,971)    (34,992)
Discontinued operations (loss) ..........       (383)       (622)         (5)       --          --
                                                                    --------    --------    --------
Net loss ................................   $   (508)   $ (2,075)   $(14,706)   $(13,971)   $(34,992)
                                            ========    ========    ========    ========    ========
Net loss per basic and diluted share: (1)
  Continuing operations .................   $  (0.01)   $  (0.05)   $  (0.41)   $  (0.38)   $  (0.96)
  Discontinued operations ...............      (0.01)      (0.02)      (0.00)      (0.00)      (0.00)
                                            --------    --------    --------    --------    --------
Net loss per basic and diluted share ....   $  (0.02)   $  (0.07)   $  (0.41)   $  (0.38)   $  (0.96)
                                            ========    ========    ========    ========    ========
Dividends declared per share ............ $     --    $     --    $     --    $     --    $     --
Average number of basic and diluted
   common shares outstanding (1) ........     28,952      30,846      35,940      36,348      36,427

                                                                      March 31,
                                           -------------------------------------------------------------
                                               1995        1996        1997        1998         1999
                                               ----        ----        ----        ----         ----

Balance Sheet Data:
Working capital........................     $ 1,280     $ 28,741    $ 65,105    $ 47,481    $ 12,213
Total assets...........................      40,276       64,448     108,049      98,405      64,407
Revolving promissory notes.............      11,089        --           --           --          500
Long-term debt, including
  current portion............                 4,129        4,427       6,487       4,420       4,814
Total stockholders' equity.............       7,558       38,985      86,188      73,141      39,124

_______________
(1)      Adjusted to reflect the two for one stock split of the Company's Class A Common Stock effected June 7, 1996.  See Notes 1 and 6 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

OVERVIEW

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Traditional and T-1 product lines, particularly the sale of Network Interface Units and related products, which accounted for at least 50% of revenues in each of the last three fiscal years. The Company introduced its first DSL products in fiscal 1993 and these products represented 10.9%, 14.4% and 13.0% of revenues in fiscal 1997, 1998 and 1999, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 13.0%, 16.4% and 22.9% of the Company's revenues in fiscal 1997, 1998 and 1999, respectively. In July 1996, the Company completed the disposition of KPINS, its consumer products claims processing subsidiary, which is presented in the results of operations as a discontinued operation.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In late fiscal 1992, the Company significantly increased its investment in new product development based on emerging technologies, particularly DSL, and began expanding its sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1997, 1998 and 1999.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities and expects to receive funding from certain partners to offset a portion of these development costs. This will require the Company to continue to invest in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, management anticipates losses in each of the fiscal 2000 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced T-1 and other DSL products. In view of the Company's reliance on the emerging ADSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from Traditional products have declined in recent years as telcos continue to move to networks that deliver higher speed from analog to digital transmission services. The Company also expects that revenues from NIU products in its T-1 product group may decline as telcos increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:


                                                            Fiscal Year Ended March 31,
                                                            ---------------------------

                                                             1997       1998      1999
                                                             ----       ----      ----

Equipment .............................................       87.0%      83.6%     77.1%
Services...............................................       13.0       16.4      22.9
                                                          --------     ------    -------
  Total revenues.......................................      100.0      100.0     100.0

Cost of equipment......................................       64.9       59.9      59.5
Cost of services.......................................        8.0        8.3      13.8
                                                             -----      -----    ------
  Total cost of goods sold.............................       72.9       68.2      73.3
                                                             -----      -----     ------

    Gross margin.......................................       27.1       31.8      26.7
                                                              ----      -----     -----

Operating expenses:
  Sales and marketing..................................       20.4       22.3      20.9
  Research and development.............................       27.7       30.8      28.5
  General and administrative...........................       12.3       15.2      14.1
  Restructuring charge.................................        0.0        1.6       0.9
                                                          --------     ------   -------

     Total operating expenses..........................       60.4       69.9      64.4
                                                              ----      -----     -----

Operating loss from continuing operations..............      (33.3)     (38.1)    (37.7)
Other income, net......................................        2.8       16.6       0.4
Interest expense.......................................        0.4        0.6       0.3
                                                             -----      -----     -----

Loss from continuing operations before income taxes....      (30.9)     (22.1)    (37.6)
Benefit for income taxes...............................      (12.4)      (5.9)     (0.0)
                                                             ------     ------    ------

Loss from continuing operations........................      (18.5)     (16.2)    (37.6)
Discontinued operations (loss).........................       (0.0)      (0.0)     (0.0)
                                                              -----     ------    ------

Net loss...............................................      (18.5)%    (16.2)%   (37.6)%
                                                            ========   ========  ========


FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999

         Revenues. Revenues were $79.4 million, $86.4 million and $93.2 million in fiscal 1997, 1998 and 1999 respectively. Revenues increased 8.8% and 7.9% in fiscal 1998 and 1999, respectively, from the preceding years. The fiscal 1998 increase of $7.0 million was primarily due to expanded service revenue of $3.8 million, or a 37.1% increase from the previous year, resulting from increased audio conference calling volume from Conference Plus. The fiscal 1998 increase was also attributed to increases of $3.8 million and $3.1 million in DSL and T-1 product equipment revenues, respectively. Higher unit shipments were offset in part by lower average unit selling prices due to changes in product mix and competitive pricing pressures. These revenue increases were partially offset by a $3.7 million decrease in Traditional product equipment revenue. The decrease in Traditional product revenue, which was anticipated, was due to lower unit shipments and lower average unit sale prices as a result of changes in product mix as network providers continue their transition to digital products. The fiscal 1999 increase of $6.8 million was primarily due to increased service revenue of $7.2 million, or a 50.7% increase from the previous year, resulting from increased audio conference calling volume from the Company's Conference Plus, Inc. subsidiary. The fiscal 1999 increase was also attributed to an increase of $751,000 in T-1 product equipment revenues. Higher unit shipments were offset in part by lower average unit selling prices due to changes in product mix and competitive pressures. These revenue increases were partially offset by decreases of $1.5 million and $349,000 in Traditional and DSL equipment revenue, respectively. The decrease in Traditional revenue was due to lower unit shipments as network providers continue their transition to digital products. The decrease in DSL revenue was due to lower average unit selling prices offset in part by increased unit volume.

         Gross Margin. Gross margin as a percentage of revenues was 27.1%, 31.8% and 26.7% in fiscal 1997, 1998 and 1999, respectively. The fiscal 1997 gross profit margin was significantly effected by a reserve taken for ADSL Phase III piece part inventories in the amount of $5.0 million during the third quarter of 1997. This inventory reserve was the result of the new generation product reducing demand for the prior generation FlexCap III ADSL products. Excluding the impact of this inventory reserve, the gross profit margin would have been 33.4% for fiscal 1997. Fiscal 1998 gross margin decreased to 31.8% from the adjusted fiscal 1997 gross margin of 33.4%. The decrease in gross margin was primarily the result of continued pricing pressures and product mix changes for Traditional and T-1 products as well as aggressive pricing of DSL products to capture and stimulate early market activity. Fiscal 1999 gross margin decreased to 26.7% from the fiscal 1998 gross margin of 31.8%. The decrease in gross margin was primarily the result of continued pricing pressures and product mix changes for the Traditional and T-1 products as well as aggressive forward pricing of DSL systems.

         Sales and Marketing. Sales and marketing expenses were $16.2 million, $19.3 million and $19.4 million in fiscal 1997, 1998 and 1999, respectively, constituting 20.4%, 22.3% and 20.9% of revenues, respectively. The increase in sales and marketing expenses in fiscal 1998 was primarily due to staff additions, in both domestic and international markets, to support and promote the Company's product lines, particularly DSL products. Sales and marketing was up slightly in fiscal 1999 due to increases at Conference Plus to support growth in the teleconference service revenue. This increase was partially offset by decreases resulting from management initiatives undertaken late fiscal 1998 to streamline DSL sales and marketing. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

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


                                                                Quarter Ended
                     ------------------------------------------------------------------------------------------------------
                                      Fiscal 1998                                              Fiscal 1999
                     -------------------------------------------------------------------------------------------------------

                               June 30,    Sept. 30,   Dec. 31,    Mar. 31,   June 30,    Sept. 30,    Dec. 31,    Mar. 31,
                                1997         1997       1997         1998       1998        1998        1998        1999
                                ----         ----       ----         ----       ----        ----        ----        ----
                                                                   (in thousands)
Equipment .................   $ 16,336    $ 18,439    $ 18,082    $ 19,349    $ 18,386    $ 17,942    $ 18,140    $ 17,395
Services ..................      3,001       3,251       3,540       4,353       4,627       4,718       5,245       6,727
                              --------    --------    --------    --------    --------    --------    --------    --------
   Total revenues .........     19,337      21,690      21,622      23,702      23,013      22,660      23,385      24,122

Cost of equipment .........     11,367      13,418      13,154      13,804      13,608      15,210      13,922      12,699
Cost of services ..........      1,558       1,436       2,004       2,118       2,491       2,852       3,372       4,162
                              --------    --------    --------    --------    --------    --------    --------    --------
   Total cost of goods sold     12,925      14,854      15,158      15,922      16,099      18,062      17,294      16,861
                              --------    --------    --------    --------    --------    --------    --------    --------
     Gross margin .........      6,412       6,836       6,464       7,780       6,914       4,598       6,091       7,261
                              --------    --------    --------    --------    --------    --------    --------    --------

Operating expenses:
  Sales and marketing .....      5,419       4,703       5,052       4,122       4,768       5,261       5,376       4,037
  Research and
    development ...........      6,087       6,680       7,111       6,680       6,132       6,578       6,975       6,920
  General and
    administrative ........      2,947       3,099       3,294       3,811       2,991       3,282       3,420       3,424
  Restructuring charge ....       --          --         1,383        --          --          --          --           800
                              --------    --------    --------    --------    --------    --------    --------     -------

    Total operating
      expenses ............     14,453      14,482      16,840      14,613      13,891      15,121      15,771      15,181
                              --------    --------    --------    --------    --------    --------    --------    --------

Operating loss ............     (8,041)     (7,646)    (10,376)     (6,833)     (6,977)    (10,523)     (9,680)     (7,920)
                              --------    --------    --------    --------    --------    --------    --------    --------

Other income (expense), net        494         362      12,714         720         435         348         142        (521)
Interest expense ..........         63          62         122         255          89          66         115          26
                              --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before
  income taxes ............     (7,610)     (7,346)      2,216      (6,368)     (6,631)    (10,241)     (9,653)     (8,467)

Provision (benefit) for
  income taxes ............     (3,090)     (2,830)        783        --          --          --          --          --
                                          --------    --------    --------    --------    --------    --------    --------

Net income (loss) .........   $ (4,520)   $ (4,516)   $  1,433    $ (6,368)   $ (6,631)   $ (10,241)  $(9,653)    $ (8,467)
                              ========    ========    ========    ========    ========    ========    ========    ========



                                                                Quarter Ended
                      --------------------------------------------------------------------------------------------
                                                 Fiscal 1998                                          Fiscal 1999
                      -------------------------------------------------  --------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               1997      1997       1997       1998       1998       1998      1998       1999
                               ----      ----       ----       ----       ----       ----      ----       ----

Equipment .................      84.5%     85.0%     83.6%     81.6%     79.9%     79.2%     77.6%     72.1%
Service ...................      15.5      15.0      16.4      18.4      20.1      20.8      22.4      27.9
                                -----     -----     -----     -----     -----     -----     -----     -----
  Total revenues ..........     100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0

Cost of equipment sales ...      58.8      61.9      60.8      58.2      59.1      67.1      59.5      52.6
Cost of services ..........       8.0       6.6       9.3       8.9      10.8      12.6      14.4      17.3
Total cost of goods sold ..      66.8      68.5      70.1      67.2      69.9      79.7      73.9      69.9
                                -----     -----     -----     -----     -----     -----     -----     -----
  Gross margin ............      33.2      31.5      29.9      32.8      30.1      20.3      26.1      30.1
                                -----     -----     -----     -----     -----     -----     -----     -----

Operating expenses:
  Sales and marketing .....      28.0      21.7      23.4      17.4      20.7      23.2      23.0      16.7
  Research and
    development ...........      31.5      30.8      32.9      28.2      26.6      29.0      29.8      28.7
  General and
    administrative ........      15.3      14.3      15.2      16.1      13.0      14.5      14.6      14.2
  Restructuring charge ....       0.0       0.0       6.4       0.0       0.0       0.0       0.0       3.3
                                -----     -----     -----     -----     -----     -----     -----     -----

    Total operating
      expenses ............      74.8      66.8      77.9      61.7      60.4      66.7      67.4      62.9
                                -----     -----     -----     -----     -----     -----     -----     -----

Operating loss ............     (41.6)    (35.3)    (48.0)    (28.8)    (30.3)    (46.4)    (41.4)    (32.8)
                                -----     -----     -----     -----     -----     -----     -----     -----

Other income (expense), net       2.5       1.7      58.8       3.0       1.9       1.5       0.6      (2.2)
Interest expense ..........       0.3       0.3       0.6       1.1       0.4       0.3       0.5       0.1
                                -----     -----     -----     -----     -----     -----     -----     -----

Income (loss) before
  income taxes ............     (39.4)    (33.9)     10.2     (26.9)    (28.8)    (45.2)    (41.3)    (35.1)
Provision (benefit) for
  income taxes ............     (16.0)    (13.0)      3.6      (0.0)     (0.0)     (0.0)     (0.0)     (0.0)
                                -----     -----     -----     -----     -----     -----     -----     -----

Net income (loss) .........     (23.4)%   (20.8)%     6.6%    (26.9)%   (28.8)%   (45.2)%   (41.3)%   (35.1)%
                                =====     =====     =====     =====     =====     =====     =====     =====


         The Company's quarterly equipment revenues have varied from quarter to quarter due to quarterly fluctuations in DSL revenues from uneven levels of trials and deployments. A majority of DSL shipments made in fiscal 1998 and 1999 were for trials and initial service deployments and therefore have not created steady or predictable demand for these products on a quarter to quarter basis. T-1 product revenues have increased fairly steadily in fiscal 1998 and 1999 due to a combination of changes in product mix and increased unit shipments offset in part by continued competitive pricing pressures. Revenues in the Traditional product family have declined steadily in fiscal 1998 and 1999 as telcos migrate from lower signal level analog networks to local access networks based upon higher signal level digital products. Service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

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

         The Company does not have significant exposure to interest rate risk related to its debt obligations, primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the financial statements included herein at Part II, Item 8, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e., from approximately 8% to approximately 18%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $450,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 1999. The Company does not feel such additional expense is significant.

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

                  (3)      Exhibits
                           --------

                            3.1     Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.1 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-3, as amended,
                                    Registration No. 333-79407).
                            3.2 Amended and Restated By-laws (incorporated herein by reference to Westell Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
                            9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.1 Form of Restricted Stock Award granted by the Company to its officers and directors other thanMelvin J. Simon (incorporated herein by reference to Exhibit 10.1 to the Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.2 Loan and Security agreement dated as of October 13, 1998 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's form 10-Q for period ended September 30, 1998).

                          *10.3 Form of Restricted Stock Awards granted by the Company to Melvin J. Simon (incorporated herein by reference to Exhibit 10.3 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.4 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.5 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.6 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                          *10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.8     (Intentionally omitted).
                           10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to Exhibit
                                    10.9 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.10    Limited Liability Company Operating
                                    Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland Properties, Ltd. (incorporated herein by reference to Exhibit 10.10 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.12 Term Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's form 10-Q for period ended September 30, 1998).
                          +10.13 Cooperation and Development Agreement between Westell, Inc. and GlobeSpan Technologies Inc.
                           10.14 Agreement dated September 13, 1988 between Richard Riviere and Westell Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.14 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.15 Revolving Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's form 10-Q for period ended September 30, 1998).
                           10.16 Equipment Loan Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's form 10-Q for period ended September 30, 1998).
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to the exhibit of equal number to the

                                    Company's form 10-K for fiscal year ended
                                    March 21, 1996).
                           10.18    Lease dated December 10, 1993 between
                                    LaSalle National Trust, N.A., as Trustee
                                    under Trust Agreement dated August 1, 1979,
                                    known as Trust No. 101293, and Westell
                                    Incorporated, as amended and modified
                                    (incorporated herein by reference to the
                                    exhibit of equal number to the Company's
                                    form 10-K for fiscal year ended March 21,
                                    1996).
                           21.1     Subsidiaries of the Registrant (incorporated
                                    herein by reference to Exhibit 21.1 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                           23.1     Consent of Arthur Andersen LLP.
                         **27       Financial Data Schedule.

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

   (c)     Exhibits
           ----------

           The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

   (d)     Financial Statement Schedules
           -----------------------------

           The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.

                                       WESTELL TECHNOLOGIES, INC.

                                       By        /s/ Robert H. Gaynor
                                          ------------------------------
                                                Robert H. Gaynor,
                                       Chairman of the Board of Directors, and
                                       Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                                                           Page
----                                                                                                           ----

Consolidated Financial Statements:

Report of Independent Public Accountants................................................................         51
Consolidated Balance Sheets -- March 31, 1998 and 1999..................................................         52
Consolidated Statements of Operations for the years ended March 31, 1997, 1998 and 1999.................         54
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1998 and 1999.......         55
Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1998 and 1999.................         56
Notes to Consolidated Financial Statements..............................................................         57


Financial Statement Schedules:

Report of Independent Public Accountant.................................................................         71
Schedule II -- Valuation and Qualifying Accounts........................................................         72



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



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                                    ---------
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



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                    ------------------------------
                                                                                   1997       1998        1999
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $69,066    $72,206     $71,863
Service revenue...............................................................    10,319     14,145      21,317
                                                                                --------   --------    --------
   Total revenues.............................................................    79,385     86,351      93,180

Cost of equipment sales.......................................................    51,543     51,743      55,439
Cost of services..............................................................     6,289      7,116      12,877
                                                                                --------   --------   ---------
   Total cost of goods sold...................................................    57,832     58,859      68,316
                                                                                 --------   --------    --------

    Gross margin..............................................................    21,553     27,492      24,864
Operating expenses:
  Sales and marketing.........................................................    16,214     19,296      19,442
  Research and development....................................................    21,994     26,558      26,605
  General and administrative..................................................     9,757     13,151      13,117
  Restructuring charge........................................................     --         1,383         800
                                                                               ---------   ---------     ------

     Total operating expenses.................................................    47,965     60,388       59,964
                                                                                 --------   --------     -------

Operating loss from continuing operations.....................................   (26,412)  (32,896)     (35,100)
Other income, net.............................................................     2,221     14,290         404
Interest expense..............................................................       330        502         296
                                                                                 --------   --------    --------

Loss from continuing operations before income taxes...........................   (24,521)  (19,108)     (34,992)
Benefit for income taxes......................................................    (9,820)   (5,137)       -
                                                                                 --------  -------- ------------

Loss from continuing operations...............................................   (14,701)  (13,971)     (34,992)
Loss from discontinued operations (net of tax benefits of
  $ 3,000, $ 0 and $ 0, respectively).........................................        (5)      -           -
                                                                                   ------------------ -----------

Net loss......................................................................  $(14,706) $(13,971)    $(34,992)
                                                                                ========= =========    =========

Loss per share:
  Continuing operations.......................................................   $ (0.41)  $ (0.38)     $ (0.96)
  Discontinued operations.....................................................     (0.00)    (0.00)      (0.00)
                                                                                 --------  --------  -----------

Net loss per basic and diluted common share...................................   $ (0.41)  $ (0.38)     $ (0.96)
                                                                                 ========  ========     ========

Average number of basic and diluted common shares outstanding ................    35,940     36,348       36,427
                                                                                 ========   ========     =======


 The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock
                                           Shares Issued
                                                and                          Additional Cumulative   Retained    Total
                          Comprehensive    Outstanding          Par Value     Paid-in   Translation  Earnings  Stockholders'
                              Loss       Class A   Class B  Class A  Class B  Capital   Adjustment   (Deficit)   Equity
                              ----       -------   -------  -------  -------  -------   ----------   ---------   ------

                                                            (in thousands)

Balance, March 31, 1996.....              12,802    21,838 $    128 $    218 $ 34,285   $  (59)      $    4,413 $    38,985
 Net loss................... $(14,706)      --      --        --       --         --        --         (14,706)    (14,706)
  Stock awards..............                --      --        --       --          68       --              --           68
  Translation adjustment....     (108)      --      --        --       --         --      (108)             --        (108)
Total Comprehensive Loss....  (14,814)
  Class B Stock Converted to
     Class A Stock..........                 502     (502)        5      (5)        --      --              --         --
  Issuance of Class A Common
     Stock..................               1,665      --         17      --    61,586       --              --       61,603
  Shares granted under Stock
     Incentive Plan.........                   1      --        --       --        30       --              --          30
  Shares sold under Employee
     Stock Purchase Plan....                  15      --        --       --       316       --              --          316

Balance, March 31, 1997.....              14,985    21,336      150      213   96,285     (167)        (10,293)      86,188
  Net loss..................  (13,971)      --       --         --       --       --        --         (13,971)    (13,971)
  Stock awards..............                --       --         --       --        48       --              --          48
  Translation adjustment....      (46)      --       --         --       --       --       (46)             --         (46)
Total Comprehensive Loss....  (14,017)
  Class B Stock Converted to
     Class A Stock..........                 305     (305)        3      (3)      --        --              --         --
  Options Exercised.........                  63     --           1      --       649       --              --          650
  Shares granted under Stock
     Incentive Plan.........                   2     --         --       --        25       --              --           25
  Shares sold under Employee
     Stock Purchase Plan....                  17     --         --       --       247       --              --          247

Balance, March 31, 1998.....              15,372    21,031      154      210   97,254     (213)        (24,264)      73,141
  Net loss..................  (34,992)      --       --         --       --       --       --          (34,992)    (34,992)
  Translation adjustment....       668      --       --         --       --       --        668             --          668
Total Comprehensive Loss.... $(34,324)
  Class B Stock Converted to
     Class A Stock..........               1,503   (1,503)       15     (15)      --        --              --         --
  Options Exercised.........                  11     --         --       --       108       --              --          108
  Shares granted under Stock
     Incentive Plan.........                --       --         --       --       --        --              --         --
  Shares sold under Employee
     Stock Purchase Plan....                  42     --         --       --       199       --              --          199


Balance, March 31, 1999.....              16,928    19,528 $    169 $    195 $ 97,561   $   455      $ (59,256) $    39,124



 The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Year Ended March 31,
                                                                         ------------------------------
                                                                         1997       1998        1999
                                                                         ----       ----        ----
                                                                               (in thousands)
Cash flows from operating activities:
  Net loss ..........................................................   $(14,706) $  (13,971)  $ (34,992)
  Reconciliation of net loss to net cash used in
     operating activities:
       Depreciation and amortization ................................      6,175       6,953       7,022
       Stock awards .................................................         98          73         -
       Deferred taxes ...............................................     (9,190)     (4,714)        -
  Change in assets and liabilities:
     Increase in accounts receivable ................................     (2,404)       (324)     (1,441)
     Decrease (increase) in inventories .............................        177         980        (552)
     (Increase) decrease in prepaid expenses and other current assets       (463)      1,077      (1,008)
     Decrease in refundable income taxes ............................        124         210          50
     (Decrease) increase in accounts payable and accrued expenses ...       (513)      2,938         985
     Increase (decrease) in accrued compensation ....................        138       2,531      (1,359)
     (Decrease) increase in deferred revenues .......................     (1,928)          1          (1)
                                                                        --------- -----------  ----------

          Net cash used in operating activities .....................    (22,492)     (4,246)    (31,296)
                                                                        --------- -----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment ...............................     (5,716)     (5,802)     (5,985)
  Decrease (increase) in other assets ...............................          4         (78)         16
  (Increase) decrease in short term investments .....................     (7,663)     10,166         684
  (Purchase) sale of land and building held for sale ................    (14,741)     16,203         -
                                                                        --------- -----------  ----------

          Net cash (used in) provided by investing activities .......    (28,116)     20,489      (5,285)
                                                                        --------- -----------  ----------

Cash flows from financing activities:
  Repayment of long-term debt and leases payable ....................     (1,543)     (2,067)       (506)
  Proceeds from issuance of Common Stock ............................     61,919         896         307
                                                                        --------    --------    --------

          Net cash provided by (used in) financing activities .......     60,376      (1,171)       (199)
                                                                        --------    --------    --------

Effect of exchange rate changes on cash .............................         67           6         (20)
          Net increase (decrease) in cash and cash equivalents ......      9,835      15,078     (36,800)
Cash and cash equivalents, beginning of period ......................     18,602      28,437      43,515
                                                                        --------    --------    --------

Cash and cash equivalents, end of period ............................   $ 28,437    $ 43,515    $  6,715
                                                                        ========    ========    ========

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                  March 31,
                                                          ----------------------
                                                            1998         1999
                                                            ----         ----
                                                              (in thousands)

        Raw materials..................................   $ 6,237      $ 4,631
        Work in process................................       582          328
        Finished goods.................................     5,819        8,109
        Reserve for excess and obsolete inventory......   (3,210)      (2,692)
                                                         --------     --------

                                                          $9,428      $10,376
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

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                   ------------------------------------
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


NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                                                                                     March 31,
                                                                                           -------------------------
                                                                                              1998         1999
                                                                                              ----         ----
                                                                                                (in thousands)
        Revolving Promissory note payable to a bank, interest at prime, secured by
            substantially all assets of the Company, due through August 1999.............   $   --        $  500
        Equipment Promissory note payable to a bank, interest at prime, secured by
             certain assets of the Company, due through August 2002......................       --           900
        Capitalized lease obligations secured by related equipment.......................        213          81
        Installment notes payable to a bank, interest at prime on March 31, 1998 and,
            LIBOR +2.5% on March 31, 1999, secured by substantially all assets
            of the Company, due through 2002.............................................      4,207       3,333
                                                                                               -----      ------
                                                                                               4,420       4,814

        Less current portion.............................................................    (1,407)     (2,189)
                                                                                            --------    --------

                                                                                              $3,013      $2,625
                                                                                              ======      ======


         Future maturities of long-term debt at March 31, 1999 are as follows (in thousands):

        1999.................................................     $2,189
        2000.................................................      1,633
        2001.................................................        967

        2002.................................................         25
                                                                 -------

                                                                  $4,814
                                                                  ======

NOTE 4. INCOME TAXES:

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:

                                                Fiscal Year Ended March 31,
                                                ----------------------------
                                               1997       1998        1999
                                               ----       ----        ----
                                                     (in thousands)
        Federal:
          Current......................... $   (540)    $  (374)    $   --
          Deferred........................   (8,012)     (4,098)        --
                                             -------    --------    ---------

                                             (8,552)     (4,472)        --
                                             -------    --------    ---------

        State:
          Current.........................    (93)          (49)       --
          Deferred........................   (1,178)       (616)       --
                                             -------    --------    --------

                                             (1,271)       (665)       --
                                             -------   ---------    ---------

             Total........................  $(9,823)    $(5,137)    $   --
                                            ========    ========    =========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 1997, 1998 and 1999, the Company recognized approximately $398,000, $700,000 and $750,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                                Fiscal Year Ended March 31,
                                                                ---------------------------
                                                               1997        1998       1999
                                                               ----        ----       ----

        Statutory federal income tax rate....................  (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment..............................    1.0        1.6       0.7
        State income tax, net of federal tax effect..........   (4.9)      (4.9)     (4.9)
        Income tax credits recognized........................   (1.6)      (3.7)     (2.1)
        Stock option benefit.................................   --        (2.3)      (0.1)
        Valuation allowance..................................   --        15.2       40.5
        Other................................................   (0.5)       1.2      (0.1)
                                                              -------   --------    ------

                                                               (40.0)%    (26.9)%     0.0%
                                                             =========  =========  =======

         Components of the net deferred income tax asset are as follows:

                                                                    March 31,
                                                              -----------------
                                                              1998         1999
                                                              ----         ----

                                                                (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts..................   $  283      $  259
          Alternative minimum tax credit...................      446         446
          Research and development credit carryforward.....    3,062       3,918
          Compensation accruals............................      247         320
          Inventory reserves...............................    1,245         923
          Warranty reserve.................................      477         532
          Net operating loss carryforward..................   15,565      27,276
          Other............................................      148          99
                                                             -------   ---------

                                                              21,473      33,773

           Valuation allowance.............................  (2,900)    (15,200)
                                                           --------     --------

             Net deferred income tax asset.................  $18,573     $18,573
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

         Prior to the Company's initial public offering in November 1995, restricted common shares were granted to certain employees. The number of restricted shares vested at March 31, 1997 and 1998 for these stock awards was 1,613,780 and 1,706,894 shares, respectively. The Company valued the stock awards at the approximate date of the grants. Compensation expense of $68,000 and $48,000 was recognized in fiscal 1997 and 1998, respectively, based on the fair market value of the shares granted. The shares were fully vested as of March 31, 1998, therefore there was no vesting or compensation expense for fiscal 1999.

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

         The stock option activity under the Company's Stock Incentive Plan are as follows:


                                                         Outstanding        Weighted Average
                                                           Options           Exercise Price
                                                           -------           --------------

        Outstanding at March 31, 1996...............         89,900             $  6.50

                  Granted...........................      2,104,250               16.98
                  Exercised.........................         --                  --
                  Expired...........................         --                  --
                  Canceled..........................    (1,086,500)               22.08
                                                      -------------           ---------
        Outstanding at March 31, 1997...............      1,107,650                9.45

                  Granted...........................      2,079,450               14.55
                  Exercised.........................       (63,480)               10.25
                  Expired...........................         --                  --
                  Canceled..........................      (458,200)               12.29
                                                        -----------           ---------
        Outstanding at March 31, 1998...............      2,665,420               12.92

                  Granted...........................      3,068,876                7.12
                  Exercised.........................       (11,330)               9.53
                  Expired...........................         --                  --
                  Canceled..........................    (3,079,520)               12.43
                                                      -------------           ---------
        Outstanding at March 31, 1999...............      2,643,446             $  6.69


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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                                              Telecom          Telecom      Consolidated
                                                             Equipment        Services         Total
                                                             ---------        --------         -----
1997
      Revenues............................................     $ 69,066       $ 10,319       $ 79,385
      Operating income (loss).............................     (28,269)          1,857       (26,412)
      Depreciation and amortization.......................        5,056          1,119          6,175
      Total assets........................................      102,348          5,701        108,049

1998
      Revenues............................................       72,206         14,145         86,351
      Operating income (loss).............................     (36,522)          3,626       (32,896)
      Depreciation and amortization.......................        5,641          1,312          6,953
      Total assets........................................       90,509          7,896         98,405

1999
      Revenues............................................       71,863         21,317         93,180
      Operating income (loss).............................     (38,554)          3,454       (35,100)
      Depreciation and amortization.......................        5,327          1,695          7,022
      Total assets........................................       52,774         11,633         64,407


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:


                                                                     Fiscal Year Ended March 31,
                                                                     ------------------------------
                                                                1997             1998           1999
                                                                ------------------------------------

Operating loss from continuing operations.................   $ (26,412)    $ (32,896)      $ (35,100)
Other income, net.........................................       2,221         14,290            404
Interest expense..........................................         330            502            296
                                                               --------       --------       --------

Loss from continuing operations before income taxes.......   $ (24,521)    $ (19,108)      $ (34,992)
                                                               ========      ========      ==========



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

         Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers that exceed 10% of total revenue are as follows:
                                                    Fiscal Year Ended March 31,
                                                    ----------------------------
                                                    1997        1998       1999
                                                    ----        ----       ----
        Customer A..........................         18.3%      17.7%     16.2%
        Customer B..........................         11.1        9.0      10.7

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



