Form 10-K/A
period 1999-03-31
WESTELL TECHNOLOGIES INC
filed 1999-08-31
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-K
(Mark One)

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

         We are offering DSL products based upon forward pricing. Such pricing will cause us to incur losses on a substantial portion of our DSL product sales unless and until we can reduce manufacturing costs. For example, subsequent to June 30, 1999, we received DSL orders priced below anticipated production costs. We anticipate recognizing an estimated loss with respect to these orders of $275,000 and $700,000 in the quarters ended September 30, 1999 and December 31, 1999, respectively. We believe that manufacturing costs may decrease when:

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

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The decreases in gross margins are primarily due to competitive pricing pressures and product mix changes in each of the Company's equipment product lines as well as investments in manufacturing infrastructure. The decreased gross margins in the second, third and fourth quarters of fiscal 1999 were primarily the result of recording forward pricing losses of $1.7 million, $800,000 and $200,000, respectively, for DSL orders received. Effective April 1, 1999, the Company will recognize losses on forward priced orders at the time of product shipment. These losses were recognized at order acceptance prior to April 1, 1999. This accounting change was made to record the loss on these sales when the title to the product transfers as opposed to when the orders are received. Additionally, the Company's Conference Plus, Inc. subsidiary opened a second facility and made additional infrastructure enhancements to handle increased call minutes which also impacted margins. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods due to these factors, even if its DSL products achieve market acceptance.

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

         The Company recorded forward pricing losses of $2.7 million during fiscal 1999 for DSL orders received. These losses effected results of operations in the quarters in which the orders were received. Substantially all of this loss has impacted liquidity as of the March 31, 1999 as products related to $2.3 million of the reserved were shipped prior to March 31, 1999 with the remainder of the related products being in finished goods inventory at March 31, 1999. Effective April 1, 1999, the Company will recognize losses on forward priced orders at the time of product shipment. These losses were recognized at order acceptance prior to April 1, 1999. This accounting change was made to record the loss on these sales when the title to the product transfers as opposed to when the orders are received.

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

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 30, 1999.

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

         New Accounting Pronouncements

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


         Prospective Accounting Changes

         Effective April 1, 1999, the Company will recognize losses on forward priced orders at the time of product shipment. These losses were recognized at order acceptance prior to April 1, 1999. This accounting change was made to record the loss on these sales when the title to the product transfers as opposed to when the orders are received.


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



