Form 10-Q/A
period 1999-06-30
WESTELL TECHNOLOGIES INC
filed 1999-08-31
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


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

NOTE 7. EVENT SUBSEQUENT TO JUNE 30, 1999:

         Commitments and Contingencies
         -----------------------------

         Subsequent to the quarter ended June 30, 1999, the Company received ADSL orders from customers priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $975,000 when the product ships. The Company could continue to record losses on ADSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of ADSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production.

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

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in at least each of the fiscal 2000 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced T-1 and other DSL products. The market for DSL products continues to be increasingly competitive. This has caused the Company to offer its DSL products at prices below current production costs (i.e., forward pricing of DSL products). For instance, subsequent to June 30, 1999, the Company received DSL orders from an international and a domestic customer priced below anticipated production costs. The Company anticipates recognizing an estimated loss of $275,000 and $700,000 in the quarters ended September 30, 1999 and December 31, 1999, respectively. Management believes that manufacturing costs will decrease when (i) more cost-effective chipsets are available, (ii) product design efficiencies are obtained, and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on DSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production that would have a material adverse effect on the Company's business and results of operations.

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

ITEM 5. OTHER EVENTS
--------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

                  Exhibit 3.1: Restated Certificate of Incorporation, as amended
                    (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-79407), as amended.
                 *Exhibit 3.2: Amended and Restated Bylaws of the Company. *Exhibit 27: Financial Data Schedule

   b) The following two Form 8-Ks were filed in the quarter ended June 30,1999:
       1) an "Item 5" Form 8-K was filed on April 20, 1999 disclosing the Company's issuance of the convertible debentures and the warrants, and
       2) An "Item 5" Form 8-K was filed on June 14, 1999 which disclosed Westell's agreement with Fujitsu Telecom Europe Limited described above.


_______________
*Previously filed.



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


                                          WESTELL TECHNOLOGIES, INC.
                                          --------------------------
                                             (Registrant)



DATE: August 28, 1999                     By: ROBERT H. GAYNOR
                                             -----------------
                                             ROBERT H. GAYNOR
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


                                          By: NICHOLAS C. HINDMAN
                                             --------------------
                                             NICHOLAS C. HINDMAN
                                             Interim Chief Financial Officer