Form 10-Q
period 1999-09-30
WESTELL TECHNOLOGIES INC
filed 1999-11-15
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________



Commission File Number  0-27266
                        -------


                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        36-3154957
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)

     750 N. COMMONS DRIVE, AURORA, IL                           60504
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (630) 898-2500

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
                                             ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.01 Par Value - 17,489,521 shares at October 31, 1999 Class B Common Stock, $0.01 Par Value - 19,124,869 shares at October 31, 1999

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                        Page No.
                                                                       --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                       3
                  - As of March 31, 1999 and September 30, 1999
                    (unaudited)

                  Condensed Consolidated Statements of Operations
                    (unaudited)                                               4
                  - Three months ended September 30, 1998 and 1999
                  - Six months ended September 30, 1998 and 1999

                  Condensed Consolidated Statements of Cash Flows
                    (unaudited)                                               5
                  - Six months ended September 30, 1998 and 1999

                  Notes to the Condensed Consolidated Financial Statements
                    (unaudited)                                               6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 9

         Item 3. Quantitative and Qualitative disclosures about market risks

PART II  OTHER INFORMATION

         Item 4. Submission of matters to vote of security holders            14

         Item 5. Other events                                                 16

         Item 6. Exhibits and Reports on Form 8-K                             16

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


                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                                 March 31,         September 30,
                                                                                   1999                 1999
                                                                              ----------------     ---------------
                                                                                                    (unaudited)
                                                                                        (in thousands)
 Current assets:
   Cash and cash equivalents..............................................            $ 6,715            $ 13,605
   Short term investments.................................................                  -                   -
   Accounts receivable (net of allowance of $703,000 and $759,000,                     14,132              17,952
   respectively)..........................................................
   Inventories............................................................             10,376              11,453
   Prepaid expenses and other current assets..............................              1,108                 641
   Refundable income taxes................................................                 60                  55
   Deferred income tax asset..............................................              1,000               1,000
                                                                              ----------------     ---------------
       Total current assets...............................................             33,391              44,706
                                                                              ----------------     ---------------
 Property and equipment:
   Machinery and equipment................................................             18,561              19,183
   Office, computer and research equipment................................             18,230              18,296
   Leasehold improvements.................................................              2,091               2,153
                                                                              ----------------     ---------------
                                                                                       38,882              39,632
   Less accumulated depreciation and amortization.........................             25,531              27,978
                                                                              ----------------
                                                                                                   ---------------
    Property and equipment, net...........................................             13,351              11,654
                                                                              ----------------     ---------------
 Deferred income tax asset and other assets...............................             17,665              18,995
                                                                                                   ---------------
                                                                              ================
       Total assets.......................................................          $  64,407           $  75,355
                                                                              ================     ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable.......................................................            $ 7,616             $ 5,456
   Accrued expenses.......................................................              6,655               6,327
   Accrued compensation...................................................              4,305               4,000
   Current portion of long-term debt......................................              2,189               1,627
   Deferred revenue.......................................................                413                 413
                                                                              ----------------     ---------------
    Total current liabilities.............................................             21,178              17,823
                                                                              ----------------     ---------------
 Long-term debt...........................................................              2,625               1,958
                                                                              ----------------     ---------------
 Other long-term liabilities..............................................              1,480               1,709
                                                                              ----------------     ---------------
                                                                              ----------------     ---------------
 Commitments and contingencies
 Convertible debt (net of debt discount of $1,000,000 as of September 30,                   -              19,000
 1999)....................................................................
 Stockholders' equity:
 Class A common stock, par $0.01..........................................                169                 175
   Authorized - 43,500,000 shares
   Issued and outstanding - 16,928,650 shares at March 31, 1999 and 17,489,521 shares at September 30, 1999
 Class B common stock, par $0.01..........................................                195                 191
   Authorized - 25,000,000 shares
   Issued and outstanding - 19,527,569 shares at March 31, 1999 and 19,124,869 shares at September 30, 1999
 Preferred stock, par $0.01...............................................                  -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital...............................................             97,561              99,543
 Cumulative translation adjustment........................................                455                 703
 Accumulated deficit......................................................           (59,256)            (65,747)
                                                                              ----------------     ---------------
       Total stockholders' equity.........................................             39,124              34,865
                                                                              ================     ===============
         Total liabilities and stockholders' equity.......................          $  64,407           $  75,355
                                                                              ================     ===============

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                 Six Months Ended
                                                        September 30,                     September 30,
                                                 ----------------------------      ----------------------------
                                                    1998            1999              1998            1999
                                                 ------------    ------------      ------------    ------------
                                                                          (unaudited)
                                                             (in thousands, except per share data)

Equipment sales...............................      $ 17,942        $ 17,326          $ 36,328        $ 34,514
Services......................................         4,718           7,678             9,345          14,649
                                                 ------------    ------------      ------------    ------------
  Total revenues..............................        22,660          25,004            45,673          49,163

Cost of equipment sales.......................        15,210          14,358            28,818          26,246
Cost of services..............................         2,852           5,021             5,343           9,786
                                                 ------------    ------------      ------------    ------------
  Total cost of goods sold....................        18,062          19,379            34,161          36,032
                                                 ------------    ------------      ------------    ------------

   Gross margin...............................         4,598           5,625            11,512          13,131
Operating expenses:
  Sales and marketing.........................         5,261           3,414            10,030           7,112
  Research and development....................         6,578           1,619            12,708           5,216
  General and administrative..................         3,282           3,377             6,273           6,617
                                                 ------------    ------------      ------------    ------------
    Total operating expenses..................        15,121           8,410            29,011          18,945
                                                 ------------    ------------      ------------    ------------
Operating loss................................      (10,523)         (2,785)          (17,499)         (5,814)

Other (income) expense, net...................         (348)            (74)             (783)            (51)
Interest expense..............................            66             348               156             728
                                                 ------------    ------------      ------------    ------------
Loss before taxes.............................      (10,241)         (3,059)          (16,872)         (6,491)
Benefit for income taxes......................            --              --                --              --
                                                 ------------    ------------      ------------    ------------
Net loss......................................    $ (10,241)       $ (3,059)        $ (16,872)       $ (6,491)
                                                 ============    ============      ============    ============

Net loss per basic and diluted common share...      $ (0.28)        $ (0.08)          $ (0.46)        $ (0.18)
                                                 ============    ============      ============    ============
  Average number of basic and diluted
  common shares outstanding...................        36,422          36,570            36,417          36,519
                                                 ============    ============      ============    ============





        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                                                   September 30,
                                                                       ----------------------------------------
                                                                            1998                    1999
                                                                       -----------------       ----------------

                                                                                    (unaudited)
                                                                                   (in thousands)

 Cash flows from operating activities:
 Net loss...........................................................   $      (16,872)         $       (6,491)
 Reconciliation of net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization....................................             3,670                   3,562
   Stock awards.....................................................             --                       --
   Deferred taxes...................................................             --                       --
 Changes in assets and liabilities:
   Increase in accounts receivable..................................           (1,082)                 (3,783)
   Decrease (increase) in inventory.................................               936                   (854)
   (Increase) decrease in prepaid expenses and deposits.............             (385)                   466
   Decrease in refundable income taxes..............................                 9                       5
   Increase (decrease) in accounts payable and accrued expenses.....             1,079                 (2,258)
   Decrease in accrued compensation.................................           (1,232)                   (305)
   Decrease in deferred revenues....................................               (1)                    --
                                                                       -----------------       ----------------
      Net cash used in operating activities.........................          (13,878)                 (9,658)
                                                                       -----------------       ----------------

 Cash flows from investing activities:
   Purchases of property and equipment..............................           (4,344)                 (2,151)
   Proceeds from sale of equipment..................................             --                      431
   Increase in other assets.........................................              (13)                 (1,474)
   Increase in short term investments...............................           (3,366)                     -
   Land and building construction held for resale...................             --                        -
                                                                       -----------------       ----------------
      Net cash used in investing activities.........................           (7,723)                 (3,194)
                                                                       -----------------       ----------------

 Cash flows from financing activities:
   Repayment of long-term debt and leases payable...................             (837)                 (1,229)
   Proceeds from issuance of convertible debt.......................             --                     19,000
   Proceeds from the issuance of common stock.......................             215                   1,983
                                                                       -----------------       ----------------
      Net cash (used in) provided by financing activities...........             (622)                19,754
                                                                       -----------------       ----------------

 Effect of exchange rate changes on cash............................                11                    (12)
      Net (decrease) increase in cash...............................          (22,212)                 6,890
 Cash and cash equivalents, beginning of period.....................            43,515                 6,715
                                                                       =================       ================
 Cash and cash equivalents, end of period...........................   $        21,303         $      13,605
                                                                       =================       ================




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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 1999, and for all periods presented. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

         Effective April 1, 1999, in an effort to associate the transfer of title of forward priced DSL product to the customer with the recognition of the loss, the Company began recording losses due to forward pricing upon shipment to the customer. Prior to March 31, 1999, the Company recorded losses due to forward pricing of DSL products based upon orders received. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects were immaterial.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, which requires companies to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended September 30, 1998, and 1999, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of September 30, 1999, the Company has paid approximately $1.2 million of the restructuring costs charged in fiscal 1998 and $832,000 related to the restructuring costs charged in fiscal 1999. During the three months ending December 31, 1999, management anticipates making final restructuring cost payments of approximately $70,000. At that time, management estimates that the total remaining restructuring charge accrual balance will be approximately $100,000. This amount will be reversed into income during the three months ending December 31, 1999, since the final payments will be known and completed.

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The restructuring charges and their utilization are summarized as follows:


                            Charge  Utilized     Balance   Charge  Utilized     Balance   Utilized     Balance
                            fiscal    fiscal   March 31,   fiscal    fiscal   March 31,     fiscal   Sept. 30,
 (in thousands)               1998      1998        1998     1999      1999        1999       2000        1999
---------------------------------------------------------------------------------------------------------------
Employee costs...........   $  561    $  287      $  274   $  690    $  363      $  601     $  547     $    54
Contract costs...........      736       647          89       --        --          89         --          89
Legal & other costs......       86        23          63      110        17         156        123          33
---------------------------------------------------------------------------------------------------------------
Total....................  $ 1,383    $  957      $  426   $  800    $  380      $  846     $  670      $  176
===============================================================================================================


NOTE 4. INTERIM SEGMENT INFORMATION

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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 1998 and 1999, are as follows:


                                              Telecom               Telecom
                                             Equipment             Services                Total
                                             ---------             --------                -----
Three months ended September 30, 1998
      Revenues..........................      $17,942               $ 4,718              $ 22,660
      Operating income (loss)...........     (11,177)                   654              (10,523)
      Depreciation and amortization.....        1,483                   431                 1,914
      Total assets......................       70,735                 9,816                80,551

Three months ended September 30, 1999
      Revenues..........................      $17,326               $ 7,678              $ 25,004
      Operating income (loss)...........      (3,912)                 1,127               (2,785)
      Depreciation and amortization.....        1,139                   564                 1,703
      Total assets......................       59,823                15,532                75,355

Six months ended September 30, 1998
      Revenues..........................      $36,328               $ 9,345              $ 45,673
      Operating income (loss)...........     (19,174)                 1,675              (17,499)
      Depreciation and amortization.....        2,784                   886                 3,670
      Total assets......................       70,735                 9,816                80,551

Six months ended September 30, 1999
      Revenues..........................       34,514                14,649                49,163
      Operating income (loss)...........      (7,596)                 1,782               (5,814)
      Depreciation and amortization.....        2,469                 1,093                 3,562
      Total assets......................       59,823                15,532                75,355



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:


                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              1998         1999           1998         1999
                                                           ----------   ----------     ----------   -------

Operating loss ........................................    $ (10,523)   $ (2,785)     $ (17,499)    $ (5,814)
Other (income) expense, net............................       (348)          (74)         (783)          (51)
Interest expense.......................................          66          348           156            728
                                                             --------    ---------     ---------      -------
Loss before income taxes...............................    $ (10,241)   $ (3,059)     $ (16,872)    $ (6,491)
                                                             ========     =======       ========      =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW
         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its equipment revenue from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services from the Company's Conference Plus, Inc.
subsidiary.

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

Below is a table that compares equipment revenue for the three and six month periods ended September 30, 1998 with the three and six-month periods ended September 30, 1999 by product type:


                                                     Three months ended:                    Six months ended:
                                              -----------------------------------  -------------------------------------
                                                 September 30,     September 30,       September 30,      September 30,
            (in thousands)                                1998              1999                1998               1999
                                              -----------------  ------------------------------------  -----------------

            DSL products....................         $   2,936         $   3,267           $   6,332          $   5,255
            T-1 or DS1 products.............            13,448            12,475              26,739             26,174
            Traditional or DS0 products.....               816               873               1,827              1,563
            Other equipment.................               742               711               1,430              1,522
                                              =================  ================  ==================  =================
            Total equipment.................            17,942         $  17,326           $  36,328          $  34,514
                                              =================  ================  ==================  =================


To better reflect the current business model, beginning for the quarter ended June 30, 1999, Westell has decided to use the following new products groupings in its discussion of its equipment revenue:

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

Below is a table that compares equipment and service revenues for the three and six month periods ended September 30, 1998 with the three and six month periods ended September 30, 1999 by new product groupings:


                                                     Three months ended:                    Six months ended:
                                              -----------------------------------  -------------------------------------
                                                 September 30,     September 30,       September 30,      September 30,
            (in thousands)                                1998              1999                1998               1999
                                              -----------------  ------------------------------------  -----------------

            HiCAP...........................         $  14,399         $  12,680          $   28,943         $   26,504
            Transport Systems...............             2,343             2,636               4,997              4,825
            CPE.............................             1,200             2,010               2,388              3,185
                                              -----------------  ----------------  ------------------  -----------------
            Total equipment.................            17,942            17,326              36,328             34,514
                                              -----------------  ----------------  ------------------  -----------------

            Services........................             4,718             7,678               9,345             14,649
                                              =================  ================  ==================  =================
            Total revenues..................         $  22,660         $  25,004           $  45,673          $  49,163
                                              =================  ================  ==================  =================

         Westell's net revenues increased 10.3% in the three months ended September 30, 1999 when compared to the same period last year due to a 62.7% increase in services revenue and increases in equipment revenue of 67.5% and 12.5% from the CPE and Transport Systems business units, respectively. These increases were partially offset by an 11.9% decrease in revenue from the HiCAP business unit.

         The Company's net revenues increased 7.6% in the six months ended September 30, 1999 when compared to the same period last year due to a 56.8% increase in services revenue and a 33.4% increase in equipment revenue from the CPE business unit. These increases were partially offset by decreases of 8.4% and 3.4% from the HiCAP and Transport Systems business units, respectively.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in at least each of the remaining fiscal 2000 quarters. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced T-1 and other DSL products. The market for DSL products continues to be increasingly competitive. This has caused the Company to offer its DSL products at prices below current production costs (i.e., forward pricing of DSL products). Prior to March 31, 1999, the Company recorded losses due to forward pricing of DSL products based upon orders received. Subsequent to March 31, 1999, in an effort to associate the transfer of title of the DSL product to the customer with the recognition of the loss, the Company began recording losses due to forward pricing on DSL products upon shipment to the customer. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects were immaterial. During July 1999, the Company received DSL orders from an international and a domestic customer priced below anticipated production costs. The Company recognized a loss with respect to these forward priced orders of $855,000 in the quarter ended September 30, 1999 and anticipates recognizing an estimated loss with respect to these orders of $300,000 in the quarter ended December 31, 1999. Management believes that manufacturing costs will decrease when (i) more cost-effective chipsets are available, (ii) product design efficiencies are obtained, and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on DSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production that would have a material adverse effect on the Company's business and results of operations.

         In the current fiscal year, the majority of the DSL revenue has been generated by shipments of DSL systems used in trials for data applications (i.e., Internet access and work at home) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from the Company's analog products (traditional or DSO products) have declined in recent years as telephone companies continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products (a T-1/DS1 product) in its new HiCAP product group may decline as telephone companies increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, pricing pressures, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended September 30, 1999 compared to periods ended September 30, 1998

Revenues. The Company's revenues increased 10.3% from $22.7 million in the three months ended September 30, 1998 to $25.0 million in the three months ended September 30, 1999. The revenue increase in the three month period was primarily due to increased service revenue from the Company's Conference Plus, Inc. subsidiary of $3.0 million when compared with the same period of the prior year. Equipment revenue from the Company's CPE and Transport systems business units increased by $810,000 and $293,0000, respectively, when compared with the same three month period of the prior year. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. These increases were off set in part by a decrease of $1.7 million from the HiCAP business unit. The decrease in HiCAP revenue was due primarily to lower unit shipments of DS1 products as local service providers transition to high speed digital based products for providing service.

The Company's revenues increased 7.6% from $45.7 million in the six months ended September 30, 1998 to $49.2 million in the six months ended September 30, 1999. The revenue increase in the six month period was primarily due to increased service revenue from the Company's Conference Plus, Inc. subsidiary of $5.3 million when compared with the same period of the prior year. Equipment revenue from the Company's CPE business unit increased by $797,000 and when compared with the same six month period of the prior year. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. The increased CPE equipment revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. These increases were off set in part by a decrease of $2.4 million from the HiCAP business unit. The decrease in HiCAP revenue was due primarily to lower unit shipments of DS1 products as local service providers transition to high speed digital based products for providing service.

Gross Margin. Gross margin as a percentage of revenue increased from 20.3% in the three months ended September 30, 1998 to 22.5% in the three months ended September 30, 1999 and increased from 25.2% in the six months ended September 30, 1998 to 26.7% in the six months ended September 30, 1999. Gross profit margin for the period ended September 30, 1998 was effected by recording $1.7 million loss due to forward pricing on DSL orders received during the September 1998 quarter. Gross profit margin for the periods ended September 30, 1999 was effected by a $855,000 loss due to forward pricing on DSL shipments during the September 1999 quarter. To a lesser extent continued pricing pressures and product mix changes for the DS0 and DS1 products also contributed downward pressure on gross profit margin. During the quarter, the Company's Conference Plus, Inc. subsidiary invested in additional infrastructure enhancements to handle increased call minutes which also impacted gross margins.

Sales and Marketing. Sales and marketing expenses decreased 35.1%, or $1.8 million, to $3.4 million in the three months ended September 30, 1999 and decreased 29.1%, or $2.9 million, to $7.1 million in the six months ended September 30, 1999 when compared to the same period last year. Sales and marketing expenses decreased as a percentage of revenues from 23.2% in the three months ended September 30, 1998 to 13.7% in the three months ended September 30, 1999 and decreased as a percentage of revenues from 22.0% in the six months ended September 30, 1998 to 14.5% in the six months ended September 30, 1999. The decrease in sales and marketing expenses during the three and six month periods was primarily due to cost reductions resulting from management's initiatives undertaken late last fiscal year to streamline DSL sales and marketing efforts. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 75.4%, or $5.0 million, to $1.6 million in the three months ended September 30, 1999 and decreased 59.0%, or $7.5 million, to $5.2 million in the six months ended September 30, 1999 when compared to the same period last year. Research and development expenses decreased as a percentage of revenues from 29.0% in the three months ended September 30, 1998 to 6.5% in the three months ended September 30, 1999 and decreased as a percentage of revenues from 27.8% in the six months ended September 30, 1998 to 10.6% in the six months ended September 30, 1999. This decrease in research and development expenses was primarily due to the Company receiving $2.4 million and $3.1 million during the three and six month periods ended September 30, 1999, respectively, from customers to fund on-going engineering projects, which was offset against research and development expenses. Additional cost savings in the current fiscal year are due to cost reductions resulting from management's restructuring initiatives undertaken late last fiscal year. Additionally, cost savings have resulted from the absence of costs related to the Company's European operation, Westell Europe Limited, which was eliminated earlier in the current fiscal year. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 2.9%, from $3.3 million in the three months ended September 30, 1998 to $3.4 million in the three months ended September 30, 1999 and increased 5.5%, from $6.3 million in the six months ended September 30, 1998 to $6.6 million in the six months ended September 30, 1999. General and administrative expenses decreased as a percentage of revenues from 14.5% in the three months ended September 30, 1998 to 13.5% in the three months ended September 30, 1999 and decreased as a percentage of revenues from 13.7% in the six months ended September 30, 1998 to 13.5% in the six months ended September 30, 1999. The general and administrative expense increase was primarily due to information systems enhancements during the three and six month periods, partially offset by the results from management initiatives and restructuring that took place in the March 1999 quarter to streamline administrative functions both domestically and internationally.

Other (income) expense, net. Other (income) expense, net decreased from $348,000 in the three months ended September 30, 1998 to $74,000 in the three months ended September 30, 1999 and decreased from $783,000 in the six months ended September 30, 1998 to $51,000 in the six months ended September 30, 1999. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense increased from $66,000 in the three months ended September 30, 1998 to $348,000 in the three months ended September 30, 1999 and increased from $156,000 in the six months ended September 30, 1998 to $728,000 in the six months ended September 30, 1999. Interest expense during the current period is a result of interest incurred on the Company's subordinated secured convertible debentures, Warrants to purchase Class A Common Stock and net obligations outstanding during the period under promissory notes and equipment borrowings.

Benefit for income taxes. There was no Benefit for income taxes recorded for both three and six month periods ended September 30, 1998 and 1999. As in each quarter of fiscal 1999, the Company provided valuation reserves for the entire benefit generated during the three and six month periods of $1.4 million and $2.7 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $13.6 million in cash and short-term investments which is being invested in short term investments consisting of the highest rated grade corporate commercial paper.

The Company's operating activities used cash of approximately $9.7 million in the six months ended September 30, 1999, which resulted primarily from a loss from continuing operations before income taxes of $2.9 million (net of depreciation), increases in accounts receivable and inventory and decreases in accrued compensation, accounts payable and accrued expenses offset partially by a decrease in prepaid expenses.

Capital expenditures for the six month period ended September 30, 1999 were $2.2 million, all of which was funded by available cash. The Company expects to spend approximately $3.8 million for the remainder of fiscal year 2000 related to capital equipment expenditures.

At September 30, 1999, the Company's principle sources of liquidity were $13.6 million of cash and cash equivalents and a secured credit facility that the Company may borrow up to $16.0 million based upon receivables and inventory levels and up to an additional $4.1 million under a secured equipment line of credit. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company has committed to binding purchase orders for ADSL products from customers priced below anticipated production costs. The Company expects to ship these products during the third quarter of fiscal 2000. The anticipated loss on these forward priced orders is $400,000. Approximately $100,000 of these losses impacted liquidity during the second quarter of fiscal 2000 for the materials and the manufactured products that were in inventory at September 30, 1999. The Company could continue to record losses on DSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of DSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production. The Company can not estimate the amounts of possible future forward priced orders or their subsequent effect on liquidity.

The Company has approximately $4.6 million in income tax credit carryforwards and a tax benefit of $29.8 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, 1998, and 1999 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy is not sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $17.9 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

YEAR 2000 COMPLIANCE

         The Company determined that portions of its software systems needed to be modified and/or replaced so to properly utilize dates beyond December 31, 1999 (the "year 2000 compliance"). The Company believes that with software upgrades and modifications and with the conversion to new software, the impact of the year 2000 on its computer systems will be mitigated. The implementation of the plan to remediate the Company's Information Technology ("IT") systems, which included efforts to mitigate the impact that the year 2000 will have on the Company, was substantially completed as of March 31, 1999 (the "Project").

         The Project included upgrading system software, hardware and processes that are not exclusively related to year 2000 compliance. The Project utilized both internal and external resources. The Company has a full-time manager dedicated to the Project as well as addressing other year 2000 compliance issues. The Project cost for the Company is estimated to be $1.8 million. These costs are expensed as incurred, except for approximately $800,000 that was capitalized unrelated to year 2000 compliance. The Company had expensed approximately $300,000 related this Project, as of March 31, 1999 with the remaining $700,000 to be expensed over the next two years as operating lease payments come due. The upgrading of system software, hardware and processes was essentially completed as of March 31, 1999, as planned and within previous cost estimates.

         The Company has assessed how the year 2000 will impact both internal and external non-IT systems including product compliance, machinery and equipment, engineering support systems and tools, human resource data bases, payroll processing, banking systems, benefit plan third party administrators, and customer systems and vendor compliance. The Company has made an assessment that substantially all products produced by the Company, and systems used by the Company to manufacture products, are year 2000 compliant. The Company is continuing to question customers and vendors to determine whether their systems and products are year 2000 compliant. The Company has received sufficient information from a majority of its customers and vendors that year 2000 compliance of customers or vendors will not materially impact the Company's operations.

         The Company has completed its testing of year 2000 compliance of the engineering systems and tools. The engineering systems and tools utilized by the Company that are integral to product development schedules are upgraded annually through license renewals. The current upgrades of the engineering support systems and automated engineering tools are year 2000 compliant. Management believes that year 2000 compliance will not have a significant impact on the Company's development schedules. The Company's human resource database and the payroll processing systems have been evaluated for year 2000 compliance and were upgraded in order to be year 2000 compliant. The Company has received confirmation that its primary banks and its benefit plan third party administrators systems are or will be year 2000 compliant.

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

         The Company has developed a contingency plan for all areas including those that have been determined to be year 2000 compliant to address the effects that the year 2000 may have on its operations. Management believes that its actions, evaluations and processes should provide sufficient time to address the year 2000 risks as they are revealed. Risks related to customer year 2000 noncompliance are not within the Company's control, however, and therefore, the noncompliance of customer systems may materially adversely impact the Company's operations. Year 2000 compliance of the Company's vendors is also not within the control of the Company. However, the Company believes that it will have sufficient time to mitigate vendor year 2000 noncompliance and replace such vendors with vendors that are year 2000 compliant due to the general availability of electrical component material contained in the Company's products.


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

         As of September 30, 1999, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized gain of $703,000. The Company also recorded a transaction loss of $24,000 for the quarter ended September 30, 1999 in Other income (expense) for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

On September 17, 1999 the Company held its annual shareholders meeting. Matters put before vote of the security holders were the election of directors and the approval of the issuance of shares of Class A Common Stock issuable upon conversion of $20,000,000 aggregate principle amount of the Company's 6% Secured Subordinated Convertible debentures Due 2004 and upon the exercise of warrant to purchase 909,091 shares of Class A Common Stock at an exercise price of $8.9208 per share. The results were as follows based upon total votes cast of 75,721,878:


                                                 For                Withheld
                                                 ---                --------
Robert H. Gaynor                             75,574,493              213,195
Melvin J. Simon                              75,574,493              200,025
Paul A. Dwyer                                75,574,512              201,305
Robert C. Penny                              75,574,531              203,974
John W. Seazholtz                            75,572,655              200,025
Ormand J. Wade                               75,574,493              200,045

Issuance of Class A Common Stock:            75,537,797              155,914

ITEM 5. OTHER EVENTS
--------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

         Exhibit 3.2: (Corrected) Amended And Restated By-laws Of Westell
                      Technologies, Inc.
         Exhibit 27:  Financial Data Schedule

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


                                        WESTELL TECHNOLOGIES, INC.
                                        --------------------------
                                         (Registrant)

DATE: November 12, 1999
                                        By: ROBERT H. GAYNOR
                                            --------------------
                                            ROBERT H. GAYNOR
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


                                        By: NICHOLAS C. HINDMAN
                                            -----------------------
                                            NICHOLAS C. HINDMAN
                                            Interim Chief Financial Officer