Form 10-Q
period 1999-12-31
WESTELL TECHNOLOGIES INC
filed 2000-02-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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


Class A Common Stock, $0.01 Par Value - 17,605,561 shares at February 08, 2000 Class B Common Stock, $0.01 Par Value - 19,124,869 shares at February 08, 2000

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                                                         Page No.
                                                                                                        --------


         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                        3
                  - As of March 31, 1999 and December 31, 1999 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                                  4
                  - Three months ended December 31, 1998 and 1999
                  - Nine months ended December 31, 1998 and 1999

                  Condensed Consolidated  Statements of Cash Flows (unaudited) 5
                  - Nine months ended December 31, 1998 and 1999

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                         6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  9

         Item 3. Quantitative and Qualitative disclosures about market risks                                  14

PART II  OTHER INFORMATION

         Item 5. Other events                                                                                 15

         Item 6. Exhibits and Reports on Form 8-K                                                             15


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


                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                                 March 31,          December 31,
                                                                                   1999                 1999
                                                                              ----------------     ---------------
                                                                                                    (unaudited)
                                                                                        (in thousands)
 Current assets:
   Cash and cash equivalents..............................................            $ 6,715            $ 10,621
   Accounts receivable (net of allowance of $703,000 and $945,000,                     14,132              18,886
   respectively)..........................................................
   Inventories............................................................             10,376              13,912
   Prepaid expenses and other current assets..............................              1,108               1,773
   Refundable income taxes................................................                 60                  55
   Deferred income tax asset..............................................              1,000                 700
                                                                              ----------------     ---------------
       Total current assets...............................................             33,391              45,947
                                                                              ----------------     ---------------
 Property and equipment:
   Machinery and equipment................................................             18,561              21,718
   Office, computer and research equipment................................             18,230              18,499
   Leasehold improvements.................................................              2,091               2,162
                                                                              ----------------     ---------------
                                                                                       38,882              42,379
   Less accumulated depreciation and amortization.........................             25,531              29,577
                                                                              ----------------
                                                                                                   ---------------
    Property and equipment, net...........................................             13,351              12,802
                                                                              ----------------     ---------------
 Deferred income tax asset and other assets...............................             17,665              19,175
                                                                                                   ---------------
                                                                              ================
       Total assets.......................................................          $  64,407           $  77,924
                                                                              ================     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable.......................................................            $ 7,616             $ 9,168
   Accrued expenses.......................................................              6,655               6,844
   Accrued compensation...................................................              4,305               4,042
   Current portion of long-term debt......................................              2,189               1,619
   Deferred revenue.......................................................                413                 413
                                                                              ----------------     ---------------
    Total current liabilities.............................................             21,178              22,086
                                                                              ----------------     ---------------
 Long-term debt...........................................................              2,625               1,549
                                                                              ----------------     ---------------
 Other long-term liabilities..............................................              1,480               1,732
                                                                              ----------------     ---------------
                                                                              ----------------     ---------------
 Commitments and contingencies
 Convertible debt (net of debt discount of $1,696,000 as of December 31,                    -              18,304
 1999)....................................................................
 Stockholders' equity:
 Class A common stock, par $0.01..........................................                169                 176
   Authorized - 43,500,000 shares
   Issued and  outstanding - 16,928,650  shares at March 31, 1999 and 17,561,221 shares at December 31, 1999
 Class B common stock, par $0.01..........................................                195                 191
   Authorized - 25,000,000 shares
   Issued and  outstanding - 19,527,569  shares at March 31, 1999 and 19,124,869 shares at December 31, 1999
 Preferred stock, par $0.01...............................................                  -                   -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Additional paid-in capital...............................................             97,561             100,850
 Cumulative translation adjustment........................................                455                  78
 Accumulated deficit......................................................           (59,256)            (67,042)
                                                                              ----------------     ---------------
       Total stockholders' equity.........................................             39,124              34,253
                                                                              ================     ===============
         Total liabilities and stockholders' equity.......................          $  64,407           $  77,924
                                                                              ================     ===============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.



                                        WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                 Nine Months Ended
                                                        December 31,                      December 31,
                                                 ----------------------------      ----------------------------
                                                    1998            1999              1998            1999
                                                 ------------    ------------      ------------    ------------
                                                                          (unaudited)
                                                             (in thousands, except per share data)

Equipment sales...............................      $ 18,140        $ 21,964          $ 54,468        $ 56,478
Services......................................         5,245           8,053            14,590          22,702
                                                 ------------    ------------      ------------    ------------
  Total revenues..............................        23,385          30,017            69,058          79,180

Cost of equipment sales.......................        13,922          16,755            42,740          43,002
Cost of services..............................         3,372           4,998             8,715          14,783
                                                 ------------    ------------      ------------    ------------
  Total cost of goods sold....................        17,294          21,753            51,455          57,785
                                                 ------------    ------------      ------------    ------------

   Gross margin...............................         6,091           8,264            17,603          21,395
Operating expenses:
  Sales and marketing.........................         5,376           3,854            15,406          10,966
  Research and development....................         6,975           2,967            19,683           8,183
  General and administrative..................         3,420           2,902             9,693           9,519
                                                 ------------    ------------      ------------    ------------
    Total operating expenses..................        15,771           9,723            44,782          28,668
                                                 ------------    ------------      ------------    ------------
Operating loss................................       (9,680)         (1,459)          (27,179)         (7,273)

Other (income) expense, net...................         (142)           (854)             (925)           (905)
Interest expense..............................           115             690               271           1,418
                                                 ------------    ------------      ------------    ------------
Loss before taxes.............................       (9,653)         (1,295)          (26,525)         (7,786)
Benefit for income taxes......................            --              --                --              --
                                                 ------------    ------------      ------------    ------------
                                                 ============    ============      ============    ============
Net loss......................................     $ (9,653)       $ (1,295)        $ (26,525)       $ (7,786)
                                                 ============    ============      ============    ============

Net loss per basic and diluted common share...      $ (0.26)        $ (0.04)          $ (0.73)        $ (0.21)
                                                 ============    ============      ============    ============
  Average number of basic and diluted
  common shares outstanding...................        36,432          36,643            36,422          36,561
                                                 ============    ============      ============    ============





             The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                                        WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                       ----------------------------------------
                                                                            1998                    1999
                                                                       -----------------       ----------------

                                                                                    (unaudited)
                                                                                   (in thousands)

 Cash flows from operating activities:
 Net loss...........................................................   $      (26,525)         $       (7,786)
 Reconciliation of net income to net cash
   used in operating activities:
   Depreciation and amortization....................................             5,501                   5,480
   Foreign currency gain on liquidation of Westell Europe, Ltd......             --                      (426)
 Changes in assets and liabilities:
   Increase in accounts receivable..................................             (565)                 (4,707)
   Decrease (increase) in inventory.................................           (1,392)                 (3,536)
   (Increase) decrease in prepaid expenses and deposits.............             (349)                 (666)
   Decrease in refundable income taxes..............................                 9                       5
   Increase (decrease) in accounts payable and accrued expenses.....               371                   1,993
   Decrease in accrued compensation.................................           (1,075)                   (263)
   Decrease in deferred revenues....................................               (1)                    --
                                                                       -----------------       ----------------
      Net cash used in operating activities.........................          (24,026)                 (9,906)
                                                                       -----------------       ----------------

 Cash flows from investing activities:
   Purchases of property and equipment..............................           (5,580)                 (4,980)
   Proceeds from sale of equipment..................................             --                      432
   (Increase) decrease in other assets..............................              (13)                      32
   Increase in short term investments...............................           (4,766)                     -
                                                                       -----------------       ----------------
      Net cash used in investing activities.........................          (10,359)                 (4,516)
                                                                       -----------------       ----------------

 Cash flows from financing activities:
   Repayment of long-term debt and leases payable...................               194                 (1,645)
   Proceeds from issuance of convertible debt.......................             --                     18,542
   Proceeds from the issuance of common stock.......................               254                 1,428
                                                                       -----------------       ----------------
      Net cash provided by financing activities.....................               448                18,325
                                                                       -----------------       ----------------

 Effect of exchange rate changes on cash............................               9                       3
      Net (decrease) increase in cash...............................          (33,928)                 3,906
 Cash and cash equivalents, beginning of period.....................          43,515                   6,715
                                                                       =================       ================
 Cash and cash equivalents, end of period...........................   $       9,587           $      10,621
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 1999, and for all periods presented. The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

         Effective April 1, 1999, in an effort to associate the transfer of title of forward priced DSL products to the customer with the recognition of the loss, the Company began recording losses due to forward pricing upon shipment to the customer. Prior to March 31, 1999, the Company recorded losses due to forward pricing of DSL products based upon orders received. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects were immaterial.

         As of December 31, 1999, the Company has committed to binding purchase orders for ADSL products from customers priced below current production costs. The Company anticipates that it may incur losses upon delivery of these forward priced DSL products during subsequent periods. The amount of these losses during subsequent periods will be dependent upon various items including actual production volumes and the Company's ability to achieve reductions in the cost of DSL components and efficiencies in the production of DSL products.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, which requires companies to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended December 31, 1998, and 1999, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of December 31, 1999, the Company has paid approximately $1.2 million of the restructuring costs charged in fiscal 1998 and $839,000 related to the restructuring costs charged in fiscal 1999. During the three months ending December 31, 1999, management determined that essentially all restructuring payments have been completed therefore the remaining restructuring accrual balance of approximately $170,000 was reversed into income.

         The fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focus DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The Company has realized approximately $3.7 million in the first three quarters of fiscal 2000 and expects cost savings of approximately $1.3 million in the fourth quarter of fiscal 2000 related to this restructuring.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The restructuring charges and their utilization are summarized as follows:

                            Charge  Utilized     Balance   Charge  Utilized     Balance   Utilized     Balance
                            fiscal    fiscal   March 31,   fiscal    fiscal   March 31,     fiscal    Dec. 31,
 (in thousands)               1998      1998        1998     1999      1999        1999       2000        1999
---------------------------------------------------------------------------------------------------------------
Employee costs...........   $  561    $  287      $  274   $  690    $  363      $  601     $  547     $    54
Contract costs...........      736       647          89       --        --          89         --          89
Legal & other costs......       86        23          63      110        17         156        130          26
Charge reversal                                                                                169       (169)
---------------------------------------------------------------------------------------------------------------
Total....................  $ 1,383    $  957      $  426   $  800    $  380      $  846     $  846    $     --
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine month periods ended December 31, 1998 and 1999, are as follows:


                                              Telecom               Telecom
                                             Equipment             Services                Total
                                             ---------             --------                -----
Three months ended December 31, 1998
      Revenues..........................     $ 18,140               $ 5,245              $ 23,385
      Operating income (loss)...........     (10,173)                   493               (9,680)
      Depreciation and amortization.....        1,400                   431                 1,831
      Total assets......................       61,133                10,636                71,769

Three months ended December 31, 1999
      Revenues..........................     $ 21,964               $ 8,053              $ 30,017
      Operating income (loss)...........      (2,907)                 1,448               (1,459)
      Depreciation and amortization.....        1,308                   610                 1,918
      Total assets......................       59,477                18,447                77,924

Nine months ended December 31, 1998
      Revenues..........................     $ 54,468              $ 14,590              $ 69,058
      Operating income (loss)...........     (29,347)                 2,168              (27,179)
      Depreciation and amortization.....        4,615                   886                 5,501
      Total assets......................       61,133                10,636                71,769

Nine months ended December 31, 1999
      Revenues..........................     $ 56,478              $ 22,702              $ 79,180
      Operating income (loss)...........     (10,556)                 3,283               (7,273)
      Depreciation and amortization.....        3,777                 1,703                 5,480
      Total assets......................       59,477                18,447                77,924



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:


                                                              Three months ended          Nine months ended
                                                                 December 31,               December 31,
                                                              1998         1999           1998         1999
                                                           ----------   ----------     ----------   -------

Operating loss ........................................     $ (9,680)   $ (1,459)     $ (27,179)    $ (7,273)
Other (income) expense, net............................        (142)        (854)         (925)         (905)
Interest expense.......................................         115          690           271          1,418
                                                            ---------    ---------   -----------    ---------
Loss before income taxes...............................     $ (9,653)   $ (1,295)     $ (26,525)    $ (7,786)
                                                              =======     =======       ========      =======

NOTE 5. MERGER AGREEMENT

On December 13, 1999 the Company announced the proposed merger with Teltrend, Inc. whereby the Company will acquire all of the outstanding shares of common stock of Teltrend, Inc. The merger is subject to closing conditions which are customary for transactions similar in nature including, without limitation, approval of the Merger Agreement by Teltrend's stockholders; the approval and related transactions by the Company's shareholders; and the receipt of antitrust clearances. On February 3, 2000 the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act applicable to Westell's offer to acquire all of the outstanding shares of Common Stock of Teltrend, Inc expired. The Company expects to have a shareholder vote on the matter during March 2000.

NOTE 6. SUBSEQUENT EVENT

During February 2000, under the terms of the Company's convertible debentures, the debenture holders converted an aggregate $6.0 million principal amount of convertible debentures into 947,785 Class A Common Shares.


NOTE 7.  EBITDA INFORMATION

The following is the Company's income from operations before interest expense, income taxes, depreciation and amortization ("EBITDA") for the three and nine month periods ended December 31, 1998 and 1999:



                                             Three months ended       Nine months ended
                                                  December 31,             December 31,
                                             1998       1999          1998        1999
                                             ----       ----          ----        ----


EBITDA .................................    $(7,707)   $1,313         $(20,753)  $(888)




EBITDA represents income from operations before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the consolidated historical statements of income data. EBITDA should not be construed as an alternative for operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or as an alternative for cash flows generated by operating, investing and financing activities as an indicator of cash flow or a measure of liquidity. Management believes EBITDA assists investors in comparing a company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods or nonoperating factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW
         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its equipment revenue from the sale of telecommunications equipment that enable telecommunications services over copper telephone wires. The Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services by the Company's Conference Plus, Inc.
subsidiary.

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

Below is a table that compares equipment revenue for the three and nine month periods ended December 31, 1998 with the three and nine-month periods ended December 31, 1999 by product type:


                                          Three months ended:                   Nine months ended:
                                   ----------------------------------   ------------------------------------
                                      December 31,      December 31,        December 31,       December 31,
(in thousands)                                1998              1999                1998               1999
                                   ----------------  ------------------------------------  -----------------

DSL products....................         $   2,763         $   9,033           $   9,095         $   14,406
T-1 or DS1 products.............            13,477            10,861              40,216             37,034
Traditional or DS0 products.....             1,216             1,211               3,043              2,656
Other equipment.................               684               859               2,114              2,382
                                   ================  ================   =================  =================
Total equipment.................            18,140         $  21,964           $  54,468          $  56,478
                                   ================  ================   =================  =================

To better reflect the current business model, beginning with the quarter ended June 30, 1999, management has decided to use the following new product groupings in its discussion of its equipment revenue:

o HIGH CAPACITY ("HiCAP"): Products that maintain, repair and monitor circuits used over copper telephone wires in the portion of the phone companies' network connecting the central office with the customers' locations (the "Local Loop"). Products include all of Westell's traditional or DS0 products such as its analog products and a portion of Westell's products that enable digital T-1 transmission such as its Network Interface Units ("NIU") products.
o TRANSPORT SYSTEMS: Products that contain components that are located both in the phone companies' central offices and customers' locations, creating integrated systems. Products include Westell's DSL product called Supervision, a system comprised of modems and central office shelves and electronics that enable high-speed transmission over copper telephone lines. The Transport Systems business unit also provides SmartLink(TM), a back-up system for wireless or cellular providers, and LinkReach(TM), a joint effort with Lucent to enable high-speed transmission over certain Lucent products.
o CUSTOMER PREMISE EQUIPMENT ("CPE"): High-speed DSL modems that are located at the customers' premises. These products include Westell's WireSpeed(TM) modems which are designed to hook up to single or multiple personal computers and to provide high-speed access.

Below is a table that compares equipment and service revenues for the three and nine month periods ended December 31, 1998 with the three and nine month periods ended December 31, 1999 by new product groupings:


                                          Three months ended:                   Nine months ended:
                                   ----------------------------------   ------------------------------------
                                      December 31,      December 31,        December 31,       December 31,
(in thousands)                                1998              1999                1998               1999
                                                     ------------------------------------  -----------------
                                   ----------------

HiCAP...........................         $  14,668         $  11,865          $   43,611         $   38,369
Transport Systems...............             2,225             3,748               7,222              8,573
CPE.............................             1,247             6,351               3,635              9,536
                                   ----------------  ----------------   -----------------  -----------------
Total equipment.................            18,140            21,964              54,468             56,478
                                   ----------------  ----------------   -----------------  -----------------

Services........................             5,245             8,053              14,590             22,702
                                   ================  ================   =================  =================
Total revenues..................         $  23,385         $  30,017           $  69,058          $  79,180
                                   ================  ================   =================  =================

         Westell's net revenues increased 28.4% in the three months ended December 31, 1999 when compared to the same period last year due to increases in equipment revenue of 409.3% and 68.4% from the CPE and Transport Systems business units, respectively, and a 53.5% increase in services revenue. These increases were partially offset by a 19.1% decrease in revenue from the HiCAP business unit.

         The Company's net revenues increased 14.7% in the nine months ended December 31, 1999 when compared to the same period last year due to increases in equipment revenue of 162.3% and 18.7% from the CPE and Transport Systems business units, respectively, and a 55.6% increase in services revenue. These increases were partially offset by a decrease of 12.0% from the HiCAP business unit.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. Due to the Company's significant ongoing investment in DSL technology, the Company anticipates losses in at least the remaining fiscal 2000 quarter. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced products enabling T-1 transmission and other DSL products. The market for DSL products continues to be increasingly competitive. This has caused the Company to offer its DSL products at prices below current production costs (i.e., forward pricing of DSL products). Prior to March 31, 1999, the Company recorded losses due to forward pricing of DSL products based upon orders received. Subsequent to March 31, 1999, in an effort to associate the transfer of title of the DSL product to the customer with the recognition of the loss, the Company began recording losses due to forward pricing on DSL products upon shipment to the customer. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects were immaterial. During July 1999, the Company received DSL orders from an international customer and a domestic customer priced below anticipated production costs. The Company recognized a loss with respect to these forward priced orders of $855,000 in the quarter ended September 30, 1999 and approximately $140,000 in the quarter ended December 31, 1999. Management believes that manufacturing costs will decrease when (i) more cost-effective chipsets are available, (ii) product design efficiencies are obtained, and (iii) economies of scale are obtained related to increased volume. The Company could continue to record losses on DSL product sales prior to achieving cost-effective chipsets, product design efficiencies and economies related to volume production that would have a material adverse effect on the Company's business and results of operations.

         In the current fiscal year, the majority of the DSL revenue has been generated by shipments of DSL systems used in trials for data applications (i.e., Internet access and work at home) due to the growth in users accessing the World Wide Web through the Internet and the need to increase transmission speed when accessing local area networks and downloading large text graphics and video files. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from the Company's analog products, traditional or DSO products have declined in recent years as telephone companies continue to move from analog to digital transmission services. The Company also expects that revenues from Network Interface Unit ("NIU") products, a T-1 product, in its HiCAP product group may decline as telephone companies increase the use of alternative technologies such as HDSL. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, pricing pressures, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended December 31, 1999 compared to periods ended December 31, 1998

Revenues. The Company's revenues increased 28.4% from $23.4 million in the three months ended December 31, 1998 to $30.0 million in the three months ended December 31, 1999. The revenue increase in the three month period was primarily due to increased equipment revenue from the Company's CPE business unit of $5.1 million and increased service revenue from the Company's Conference Plus, Inc. subsidiary of $2.8 million when compared with the same period of the prior year. Equipment revenue from the Company's Transport Systems business unit also increased by $1.5 million when compared with the same three month period of the prior year. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. These increases were offset in part by a decrease of $2.8 million from the HiCAP business unit. The decrease in HiCAP revenue was due primarily to lower unit shipments of products enabling T-1 transmission as local service providers transition to high speed digital based products for providing service.

The Company's revenues increased 14.7% from $69.1 million in the nine months ended December 31, 1998 to $79.2 million in the nine months ended December 31, 1999. The revenue increase in the nine month period was primarily due to increased equipment revenue from the Company's CPE business unit of $5.9 million and increased service revenue from the Company's Conference Plus, Inc. subsidiary of $8.1 million when compared with the same period of the prior year. Equipment revenue from the Company's Transport Systems business unit increased by $1.4 million when compared with the same nine month period of the prior year. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary. The increased CPE and Transport systems equipment revenue was due to overall unit volume increases offset in part by lower average system sale prices resulting primarily from changes in product mix. These increases were offset in part by a decrease of $5.2 million from the HiCAP business unit. The decrease in HiCAP revenue was due primarily to lower unit shipments of products enabling T-1 transmission as local service providers transition to high speed digital based products for providing service.

         Gross Margin. Gross margin as a percentage of revenue increased from 26.0% in the three months ended December 31, 1998 to 27.5% in the three months ended December 31, 1999 and increased from 25.5% in the nine months ended December 31, 1998 to 27.0% in the nine months ended December 31, 1999. Gross profit margin for the three and nine month periods ended December 31, 1998 was effected by recording losses due to forward pricing on DSL orders of $800,000 and $2.5 million, respectively. Gross profit margin for the three and nine month periods ended December 31, 1999 was effected by recording losses due to forward pricing on DSL shipments during the periods of $140,000 and $1.0 million, respectively. To a lesser extent continued pricing pressures and product mix changes for products enabling T-1 and analog transmission also contributed downward pressure on gross profit margin. During the quarter, the Company's Conference Plus, Inc. subsidiary invested in additional infrastructure enhancements to handle increased call minutes which also impacted gross margins.

Sales and Marketing. Sales and marketing expenses decreased 28.3%, or $1.5 million, to $3.9 million in the three months ended December 31, 1999 and decreased 28.8%, or $4.4 million, to $11.0 million in the nine months ended December 31, 1999 when compared to the same period last year. Sales and marketing expenses decreased as a percentage of revenues from 23.0% in the three months ended December 31, 1998 to 12.8% in the three months ended December 31, 1999 and decreased as a percentage of revenues from 22.3% in the nine months ended December 31, 1998 to 13.8% in the nine months ended December 31, 1999. The decrease in sales and marketing expenses during the three and nine month periods was primarily due to cost reductions resulting from management's initiatives undertaken late last fiscal year to streamline DSL sales and marketing efforts. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 57.5%, or $4.0 million, to $3.0 million in the three months ended December 31, 1999 and decreased 58.4%, or $11.5 million, to $8.2 million in the nine months ended December 31, 1999 when compared to the same period last year. Research and development expenses decreased as a percentage of revenues from 29.8% in the three months ended December 31, 1998 to 9.9% in the three months ended December 31, 1999 and decreased as a percentage of revenues from 28.5% in the nine months ended December 31, 1998 to 10.3% in the nine months ended December 31, 1999. This decrease in research and development expenses was primarily due to the Company receiving $1.5 million and $4.6 million during the three and nine month periods ended December 31, 1999, respectively, from customers to fund on-going engineering projects, which was offset against research and development expenses. Additional cost savings in the current fiscal year are due to cost reductions resulting from management's restructuring initiatives undertaken late last fiscal year. Additionally, cost savings have resulted from the absence of costs related to the Company's European operation, Westell Europe Limited, which was eliminated earlier in the current fiscal year. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 15.1%, from $3.4 million in the three months ended December 31, 1998 to $2.9 million in the three months ended December 31, 1999 and decreased 1.8%, from $9.7 million in the nine months ended December 31, 1998 to $9.5 million in the nine months ended December 31, 1999. General and administrative expenses decreased as a percentage of revenues from 14.6% in the three months ended December 31, 1998 to 9.7% in the three months ended December 31, 1999 and decreased as a percentage of revenues from 14.0% in the nine months ended December 31, 1998 to 12.0% in the nine months ended December 31, 1999. The general and administrative expense decrease in the three month period ended December 31, 1999 was primarily due to a change in estimate of previously established restructuring accruals and other accruals in the amount of approximately $400,000. This decrease was partially offset by increases due to information systems enhancements during the three and nine month periods.

Other (income) expense, net. Other (income) expense, net increased from $142,000 in the three months ended December 31, 1998 to $854,000 in the three months ended December 31, 1999 and decreased from $925,000 in the nine months ended December 31, 1998 to $905,000 in the nine months ended December 31, 1999. The increase in the three month period ended December 31, 1999 is primarily due to a $650,000 foreign currency gain from the liquidation of Westell Europe, Ltd. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense increased from $115,000 in the three months ended December 31, 1998 to $690,000 in the three months ended December 31, 1999 and increased from $271,000 in the nine months ended December 31, 1998 to $1.4 million in the nine months ended December 31, 1999. Interest expense during the current period is a result of interest incurred on the Company's subordinated secured convertible debentures, warrants to purchase Class A Common Stock and net obligations outstanding during the period under promissory notes and equipment borrowings.

Benefit for income taxes. There was no benefit for income taxes recorded for both three and nine month periods ended December 31, 1998 and 1999. As in each quarter of fiscal 1999, the Company provided valuation reserves for the entire benefit generated during the three and nine month periods of $600,000 and $3.3 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis its ability to record a benefit for income taxes in relation to the value of tax planning strategies available based upon the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $10.6 million in cash and cash equivalents, which is being invested in the highest rated grade corporate commercial paper. The Company's operating activities used cash of approximately $9.9 million in the nine months ended December 31, 1999. This use resulted primarily from a loss from continuing operations before income taxes of $2.3 million (net of depreciation), increases in accounts receivable, inventory and prepaid expenses and a decrease in accrued compensation offset partially by an increase in accounts payable and accrued expenses.

Capital expenditures for the nine month period ended December 31, 1999 were $5.0 million, all of which was funded by available cash. The Company expects to spend approximately $8.0 million for the remainder of fiscal year 2000 related to capital equipment expenditures.

At December 31, 1999, the Company's principle sources of liquidity were $10.6 million of cash and cash equivalents and a secured credit facility, which allows the Company to borrow up to $16.0 million based upon receivables and inventory levels and up to an additional $4.1 million under a secured equipment line of credit. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will continue to be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

The Company has committed to binding purchase orders for ADSL products from customers priced below current production costs. The Company anticipates that it may incur losses upon delivery of these forward priced DSL products during subsequent periods. The Company could continue to record losses on DSL product sales if management enters into similar sales arrangements prior to achieving manufacturing cost reductions of DSL products through (i) obtaining more cost effective DSL chipsets, (ii) product design efficiencies and (iii) economies related to volume production. The Company can not estimate the amounts of possible future forward priced orders or their subsequent effect on liquidity.

The Company has approximately $4.7 million in income tax credit carryforwards and a tax benefit of $30.3 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and net operating loss carryforwards begin to expire in 2012.

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1996, 1997, 1998, and 1999 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the recorded tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. Management has determined that the strategy is not sufficient to realize all of the deferred tax assets available to the Company and as such, has recorded a valuation allowance of $18.5 million. On a quarterly basis, management will assess whether it remains more likely than not that the recorded deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

YEAR 2000 COMPLIANCE

         Prior to December 31, 1999 the Company determined that portions of its software systems needed to be modified and/or replaced so to properly utilize dates beyond December 31, 1999 ("year 2000 compliance"). The implementation of the plan to remediate the Company's Information Technology ("IT") systems, which included efforts to mitigate the impact that the year 2000 could have on the Company, was substantially completed as of March 31, 1999 (the "Project").

         The Project included upgrading system software, hardware and processes that are not exclusively related to year 2000 compliance. The Company utilized both internal and external resources and had a full-time manager dedicated to the Project as well as addressing other year 2000 compliance issues. The Project cost for the Company was approximately $1.8 million. These costs were expensed as incurred, except for approximately $800,000 that was capitalized unrelated to year 2000 compliance. The Company had expensed approximately $300,000 related this Project, as of March 31, 1999 with the remaining $700,000 to be expensed over the next two years as operating lease payments come due. The upgrading of system software, hardware and processes was essentially completed as of March 31, 1999, as planned and within previous cost estimates.

         The Company has not experienced significant disruptions related to year 2000 nor does the Company expect to incur significant disruptions in the future related to year 2000 compliance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has a foreign subsidiary in Ireland that sells teleconferencing services. The Company is exposed to potential gains and losses from foreign currency fluctuation affecting net investments and earnings denominated in foreign currencies. After the sale of Westell's European subsidiary in June 1999, the Company's future primary exposure is to changes in exchange rates for the U.S. Dollar versus the Irish pound. The Company also has a sales order and accounts receivable denominated in Great British pounds. The Company uses foreign currency hedging to manage the exposure to changes in the exchange rate on accounts receivable.

         As of December 31, 1999, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $78,000. The Company also recorded a $650,000 foreign currency gain from the liquidation of Westell Europe Ltd. in Other (income) expense in the three months ended December 31, 1999. This was recorded as cumulative foreign currency translation adjustment, as part of retained earnings, until Westell Europe, Ltd. was substantially liquidated.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 of the Company's 10-K for the period ended March 31, 1999, the Company's debt includes of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 8% to approximately 18%) average interest rate on the
Company's debt. If such an increase occurred, the Company would incur approximately $315,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 1999. The Company does not feel such additional expense is significant.

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

ITEM 5. OTHER EVENTS
--------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

         Exhibit 3.2: Bylaws, as amended  (incorporated by reference to  Exhibit
                      4.2 in Westell Technologies, Inc.'s registration statement on Form S-4 (SEC No. 333-95539).

         Exhibit 27:  Financial Data Schedule

   b) The following Form 8-K's were filed by the Company:

        1. On December 13, 1999 the Company announced the proposed merger with Teltrend, Inc. and an agreement with the holders of its convertible debentures and related warrant to waive certain rights which could arise in connection with the proposed transaction and in connection therewith Westell agreed to amend the exercise price of the warrants to $5.9208 per share.
        2. On February 3, 2000, the Company announced the expiration of the waiting period unde the Hart-Scott-Rodino Antitrust Improvements Act applicable to Westell's offer, pursuant to the proposed merger, to acquire all of the outstanding shares of Common Stock of Teltrend, Inc.


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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)

DATE: February 14, 2000
                                              By: MARC J. ZIONTS
                                                 ------------------
                                                 MARC J. ZIONTS
                                                 Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 -----------------------
                                                 NICHOLAS C. HINDMAN
                                                 Interim Chief Financial Officer