Form 10-K
period 2000-03-31
WESTELL TECHNOLOGIES INC
filed 2000-06-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/ x / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

/  /    Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _____________ ___________ to ___________________.

Commission file number:    0-27266
                         ---------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       36-3154957
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                      60504
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 21, 2000 (based upon an estimate that 67% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $595,919,287. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 21, 2000, 41,495,382 shares of the registrant's Class A Common Stock were outstanding and 19,051,369 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The     following documents are incorporated into this Form 10-K by reference:
        Proxy Statement for 2000 Annual Meeting of Stockholders (Part III).

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as those concerning future product sales and gross margins, certain statements contained under "Business," such as statements concerning the development and introduction of new products and the development of Digital Subscriber Line ("DSL") technology, and other statements contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (the "Form 10-K") regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" set forth herein. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Westell is a leading provider of Digital Subscriber Line (DSL) technology that allows the transport of high-speed data over the local loop and enables telecommunications companies to provide cost-effective, high-speed service over existing copper infrastructure. The Company also designs, develops and sells Telco Access Products (TAP) that monitor and maintain special service circuits in telephone companies' local loops. These special service circuits, such as ISDN or T-1 are higher speed lines that voice and/or data services.

         On March 17, 2000 Westell completed the acquisition of Teltrend, Inc. Teltrend manufactured and marketed products to provide data and voice services over the existing telephone network, primarily in the Local Loop. Teltrend's products allowed telephone companies to provide new and better services to their customers without the need for costly infrastructure replacement. Teltrend also manufactured a wide range of products that convert, change and amplify transmission protocols and are used worldwide in public and private communications networks.

         Westell's 88.2% owned service subsidiary, Conference Plus, Inc. provides audio, video, and data conferencing services. Businesses and individuals use these services to hold voice, video or data conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 100 companies and serves customers indirectly through its private reseller program.


TELECOMMUNICATIONS INDUSTRY OVERVIEW

         Since the early 1980s, the telecommunications industry has experienced an increased demand for the number of services provided to end-users. Traditional telephone voice traffic has grown, and the demand for data services that are carried over the Internet and private communications networks continues to increase.

         The growth in the Internet is being fueled by the expanding range of uses of the Internet such as e-mail, video broadcasts, e-commerce, commercial services, transaction processing, independent bulletin boards and voice transmissions.

         Both business and residential users are increasing their use of the Internet and data networks. Businesses are using the Internet for electronic commerce, Web hosting, supply chain management, customer support, inventory control and for creating secure data networks known as virtual private networks. Residential based demand for telecommunications and data services is growing as service providers increase their offerings of new interactive multimedia services, including data and video applications such as high speed Internet access, local area network extension, telecommuting and video conferencing.

         The size and rate of the content being transmitted demands more bandwidth, or greater speed and capacity, on the telephone wires that connect a telephone company's central office to the end user. To handle the growing volume of data communications traffic and to provide faster and higher quality transmission, telephone companies and service providers must continually upgrade the capacity and speed of their networks by increasing their bandwidth capabilities.

         To meet the growing demand for high-speed services, providers have invested and installed high-speed switches and routers and fiber optic equipment into the core or central parts of their communication networks. Although these investments promote high-speed capabilities, there are still bottlenecks at the ends of the network or the local loop. Deployment of fiber in the local access network to connect end users to a telephone company's central office, however, has proven labor intensive, complicated, time consuming and expensive. Consequently, these connections to end users still predominantly consist of low speed analog transmission over copper wire.

         Given the challenges of widespread replacement of copper wire in the local access network, telephone companies have turned to equipment suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high speed digital transmission. Digital conversion of the analog network has been built on the aggregating or multiplexing format known as T-1 in the U.S. and E-1 in most countries outside of the U.S. T-1/E-1 transmission utilizes a data rate of 1.544 and 2.048 million bits (megabits) per second, respectively, and the transmission can be aggregated or subdivided into channels to deliver data communication services tailored to specific end user requirements. For example, a T-1 line can be up to 24 times faster than a traditional phone line. Products enabling T-1 and E-1 transmission, however, have typically required extensive engineering and installation, which make them cost prohibitive for residential and small business use.

         Until recently, the incumbent local exchange carriers (ILECs) such as SBC, Bell Atlantic, Bell South and US West were the sole providers of communications services and the exclusive operators of the local loop. The Federal Communications Commission (FCC) Act of 1996 opened an era of deregulation, creating competition in this space. Deregulation allows telephone carriers, information service providers and cable operators to deploy competitive services in the local access network leading to a new class of service providers known as a competitive local exchange carriers. Deregulation also increased competition across industries. Cable operators are competing with telephone companies in the delivery of high-speed digital transmission and seek to compete in the delivery of traditional local telephone service as well. Currently available high-speed cable modems enable cable operators to provide data transmission services to customers in addition to standard television services. Alternative telephone access providers have deployed fiber and wireless systems for high volume data transmission to business centers and other high-density metropolitan areas. The FCC is also requiring traditional carriers to invest heavily in the deployment of broadband services as one of the conditions for merging.

         In response to this competitive environment, in an effort to satisfy regulatory conditions for mergers and in an attempt to retain customers and increase revenues, the ILECs are investing resources to develop and deploy high-speed data services over their existing asset base, the copper wires that connect users to central offices. One of the primary technologies to provide these services is DSL or digital subscriber line.

          Digital subscriber line or DSL technology uses complex modulation methods to enable high-speed services over copper phone lines. DSL allows the simultaneous transmission of data at speeds up to 8.0 Megabits per second in one direction, or 140 times faster than standard 56k modem service, and up to 1 Megabits per second in the reverse direction, or 17 times faster than standard 56k modem service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet. With DSL technology, a user can talk and have high-speed data transmissions at the same time over a regular phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to install second lines to support these services. DSL technology is also known as ADSL when it refers to products that provide bi-directional transmission capacity at varying speeds.

         The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and equipment at the users location referred to as customer premise equipment (CPE). The DSLAM is a piece of equipment that typically resides in the telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high-speed line back to its core or central network. As network service providers begin deploying DSL based services the need for DSL line concentration at the central offices increases. The CPE is typically a small device that sits on a desktop next to a personal computer.

WESTELL STRATEGY

         Westell Technologies is comprised of a products subsidiary, Westell, Inc. and a service subsidiary, Conference Plus, Inc. Westell, Inc., the products subsidiary, contains three business units: Customer Premise Equipment (CPE), Transport Systems (Transport) and Telco Access Products (TAP). Westell's CPE business unit and Transport System business unit provide DSL solutions.

         In the CPE business unit, the Company provides DSL products designed for end-users at the end of the communications network. In the Transport business unit, the Company provides products and solutions for the service providers' network, primarily on an indirect basis with a limited set of partners.

         A very important part of the Transport System business unit strategy is to partner rather than directly compete with very large, global equipment providers. The Transport System business unit currently focuses on supplying equipment indirectly, through partners such as Fujitsu Telecom Europe, Limited
(FTEL) or by directly providing products that address very specific markets or niches. FTEL is currently supplying approximately 50% of the equipment associated with British Telecom's DSL deployment in the United Kingdom.

         Westell and FTEL are involved in a strategic alliance in which Westell provides DSL engineering support and DSL products as part of FTEL's DSL developments and offering. This multi-year arrangement includes manufacturing agreements, royalty payments and funding by FTEL, for portions of Westell's research and development. The alliance was expanded in March 2000 to include next-generation DSL equipment.

         The Transport Systems business unit also develops niche network products for the DSL marketplace. Its LinkReach(TM) product is designed to deliver DSL service to the installed base of digital loop carrier (DLC) Systems already in service providers' networks. The DLC systems are remote mini-switches extending central office functionality that acts as a hubbing point for copper lines in the local access network and are deployed throughout telephone companies' networks. The mDSLAM is another niche product that provides full ADSL network access platform in a very compact package.

         Westell's Telco Access Products business unit (TAP) provides products that monitor and maintain transmission of high speed digital and analog data between a service provider's central office and end-user customers. Products such as the Network Interface Unit (NIU) products allow customers to monitor transmission conditions and to detect performance problems in T1 circuits from remote locations. All of the Regional Bell Operating Companies have purchased the Company's NIUs. The recently developed MegaJack DS-3 system provides similar monitoring capability for DS-3 circuits that are over 40 times faster than T1 lines.

         On March 17, 2000 the Company completed the acquisition of Teltrend, Inc. The acquisition added new products to the TAP business unit's offering such as the Advanced Span Termination System (ASTS(TM)) and

FastPort DDS transport system, that allows carriers to deliver digital services without the costly removal of circuit enhancers such as load coils.

THE COMPANY'S PRODUCTS

     Through its three products business units, the Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These products can be categorized into two groups:

o DSL products: products based on DSL technologies offered by the CPE and Transport business units;

o Telco Access Products (TAP): Products used by telephone companies to optimize high speed transmissions, for example T-1 transmission at approximately 1.5 megabits per second.

     The prices for the products within each of the product groups of the Company vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The following table sets forth the revenues from Westell's two product groups for the periods indicated (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K):

                                                  1998        1999       2000
                                                  ----        ----       ----
                                                         (In thousands)
DSL products..............................     $ 12,448     $12,099    $37,740
TAP products..............................       57,716      56,939     51,915

          Westell's CPE business unit develops and manufactures the WireSpeed(TM) and WebShare(TM) line of DSL products as part of a complete solution to provide high-speed access to residential and small business (1-10 employees) users. WireSpeed products are designed to provide reliable service for single users who wish to access the Internet or potentially their office network.

         The WebShare products are targeted at more sophisticated home users or small businesses that desire to link multiple PCs together in a small network or wish to access multiple sites simultaneously through their computers. WebShare products are based on the same high levels of reliability and ease of installation and feature value added services that provide additional security and capabilities.

         All of Westell's modems are equipped with additional memory that gives users the capability to upgrade their devices by downloading software and not purchasing additional hardware. These upgrades can convert a single user modem into a multi-user device, often called a gateway.

The following table sets forth a representative list of the Company's current DSL products and their applications.


Product                        Description                                      Applications
-------                        -----------                                      ------------

WireSpeed(TM)DSL Modems and    Digital Subscriber Line (DSL) customer premise   Enables end-users to receive DSL
Routers                        equipment that is connected to a corresponding   services to enable applications such
 ......................         DSL device in the service providers' central     as high-speed Internet access,
 ......................         office. Users can achieve speeds of up to 8      remote local area network access,
 ......................         megabits per second downstream and up to 1       and work at home, while providing
 ......................         megabit per second upstream. Can enable          simultaneous standard telephone
 ......................         multiple users to share a single Internet        service over copper telephone
 ......................         connection as well as dynamically select         wires.  Also enables multiple users
 ......................         between multiple service providers or            to access multiple Internet or
                               corporate networks.                              corporate network locations
                                                                                simultaneously.

SuperVision(R)DSLAM            Consolidates DSL lines into a single network     Enables multiple services and
 ......................         interface at the central office.  Users can      applications such as high-speed
 ......................         achieve speeds of up to 8 megabits per second    Internet access, remote local area
 ......................         downstream and up to 1 megabit per second        network access, and work at home,
 ......................         upstream.  Facilitates the connection between    while providing simultaneous
 ......................         copper wire digital transmission used in the     standard telephone service over
 ......................         local access network and the optical fiber       copper telephone wires.
 ......................         transmission in the telephone network.


LinkReach(TM)                  Provides DSL services from a digital loop        Enables multiple services and
 ......................         carrier (a remote mini-switch extending          applications such as high-speed
 ......................         central office functionality) environment.       Internet access, remote local area
 ......................         Users can achieve speeds of up to 8 megabits     network access, and work at home
 ......................         per second downstream and up to 1 megabit per    solutions to users who receive
 ......................         second upstream.                                 service from a digital loop carrier
 ......................                                                          rather than from a telephone
 ......................                                                          company's central office.



         In the last five years, over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. Westell is currently involved in Bell Atlantic's initial deployment of DSL systems as well as several other carriers including Century Telephone and SaskTel. Through its partnership with Fujitsu Telecom Europe, Ltd. (FTEL), Westell is involved in the initial deployment of DSL products by British Telecom.

         Customers using the Company's DSL systems for initial service deployments are not contractually bound for future deployments or product sales. The Company's growth is dependent upon whether DSL technology gains widespread commercial acceptance by telephone companies. The Company's ability to achieve profitability or revenue growth in the future will be associated with market acceptance of the Company's DSL systems and the development and market acceptance of other DSL products introduced by the Company. See "Risk Factors."

         TAP Products. Westell's TAP products provide telephone companies with cost-effective solutions to transport, maintain and improve the reliability of high speed services over copper and fiber lines in the local access network. The following table sets forth a representative list of the Company's TAP products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------

NIU (Network Interface       Network Interface Unit.  An electronic         Facilitates the maintenance of T-1
Unit)                        module generally located in the phone          transmission.
 ......................       companies' central office that provides
 ......................       maintenance capabilities for telephone lines
 ......................       providing T-1 transmission.
 ......................

NIU-PM                       Network Interface Unit with Performance        Facilitates the maintenance and provides
 ......................       Monitoring that stores maintenance             performance monitoring of T-1 facilities.
 ......................       information for seven days.

MegaJack(TM)(Network           Network Interface Unit.  An electronic         Facilitates the maintenance and
Interface Unit)              module generally located in the phone          monitoring of DS3 transmission.
 ......................       companies' central office that provides
 ......................       maintenance capabilities for telephone lines
 ......................       providing DS3 transmission.
 ......................

Advance Span Termination     Integrated mechanical shelves and electronic   Delivers multiple high capacity services
System (ASTS(TM))               modules located in the phone companies'        over local telephone lines in one
 ......................       central office that access, test, monitor      chassis.
                             and control multiple high speed circuits.

Mountings                    Mechanical shelves used to house Westell's     Provides easy installation of end user
 ......................       and other companies' traditional and higher    electronics.
 ......................       speed modules.

SmartLink(TM)                Automatic protection system for up to 8        Increases the reliability of T-1 and
 ......................       customer telephone lines providing T-1         other high-speed digital transmission.
 ......................       transmission.                                  Used for critical circuits such as those
                                                                            used to provide service to cellular
                                                                            telephone sites.


RESEARCH AND DEVELOPMENT CAPABILITIES AND ENGINEERING BASE:

         The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process.

         In Fiscal 2000 the Company received $6.7 million from customers to fund on-going engineering projects, which was offset against research and development expenses. The Company did not receive any funding from customers for on-going engineering projects, which was offset against research and development expenses in Fiscal 1998 or Fiscal 1999.

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

         The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Westell's products are designed in conjunction with input from procurement and manufacturing disciplines to optimize the opportunity to achieve the lowest cost positions. The Company's outstanding quality record is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

         The Company and products under development are subject to industry wide standardization organizations which include, the American National Standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon DMT technology. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and it is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products that require transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

CUSTOMERS

         The Company's principal customers historically have been U.S. telcos. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers and the U.S. federal government. Revenues to international customers represented approximately $8.5 million, $8.5 million and $10.9 million of the Company's revenues in fiscal 1998, 1999 and 2000, respectively, accounting for 9.9%, 9.1% and 8.9% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 51.1%, 46.6% and 51.4% of the Company's revenues in fiscal 1998, 1999 and 2000, respectively. Sales to the Company's largest two customers accounted for 19.2% and 14.7% of the Company's revenues in fiscal 2000. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The Company's other principal customer is FTEL. Currently, the Company is involved in the DSL deployment of British Telecom, selling its products to FTEL, who then acts as a system integrator for British Telecom.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes. See Marketing, Sales and Distribution

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has had an established sales force and channel to domestic service providers since its founding in 1980. As of March 31, 2000, the Company's equipment marketing, sales and distribution programs were conducted by 184 employees.

         The Company markets its products internationally in over 40 countries under various distribution arrangements that include strategic partnerships, technology licenses and distributors. For large telephone companies, outside of North America, the Company sells its DSL products indirectly through its partners, principally FTEL. These large telephone companies purchase their DSL products in a portfolio with other telecommunications products. Westell provides DSL equipment and services for the central office and telephone company networks to its strategic partners who then sell those products along with other related products to the telephone companies.

         In North America, TAP products are sold directly to the service providers or in some cases to distributors who service these carriers. Products from the CPE business unit are sold directly to telephone carriers, to Internet Service Providers who provide DSL services, and directly to end-users through the Company's website, www.dsl-modems.com. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

         The CPE business unit sells its products through multiple channels. The majority of products are currently sold directly to major service providers who provide the modems to end-users as part of their service offering. The Company also sells to Internet Service Providers (ISP's) who also offer Westell products to their customers. Finally, through its on-line store, the Company also offers modems and software to users on a direct basis.

         The Regional Bell Operating Companies and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval.

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

         Commercial Deployment. Commercial deployment usually involves substantially greater numbers of systems and locations than the marketing trial stage. In the first phase of commercial deployment, a telephone company initially installs the equipment in select locations for select applications. This phase is followed by general deployment involving greater numbers of systems and locations. Commercial deployment does not usually mean that one supplier's product is purchased for all of the telephone companies' needs throughout the system as telephone companies often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments.

         The relationships that the Company establishes in this extensive process are critical in almost every case. The Company has a history of working closely with the service providers in this fashion and the Company has won numerous quality awards from suppliers such as SBC and GTE.

TECHNICAL SUPPORT

         Westell maintains 24-hour, 7-day-a-week telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to its customers with respect to the installation, operation and maintenance of its products.

         The Company has general purchase agreements with most of its major customers. These agreements may require the Company to accept returns of products or indemnify such customers against certain liabilities arising out of the use of the Company's products. Although, to date, the Company has not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on the Company's business and results of operations.

         The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been insignificant. The Company's standard limited warranty for its DSL products ranges from one to five years. Since the Company's is continually introducing new products, it can not predict the level of future warranty claims on its products. See Risk Factors.

MANUFACTURING

         The Company utilizes a combination of internal manufacturing capability and a set of turnkey contract manufacturers to satisfy our customers' requirements. As part of its strategic plan to meet the potential worldwide demand, primarily for its DSL systems, the Company currently is outsourcing some its manufacturing requirements. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. The use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing a new subcontractor relationship.

         With the acquisition of Teltrend, Inc., the Company also gained additional manufacturing capability and equipment that will be integrated into its Aurora facility. The Company plans to handle most of its production of TAP products its Company's Aurora facility while the majority of DSL products will be produced by contract manufacturers.

         A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and limited finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers' sites pursuant to an agreement that the customer will eventually purchase such inventory. The Company's domestic facilities are certified pursuant to ISO 9001.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the emerging DSL market. Westell's primary competitors vary by business unit. The Company's principal competitors with respect to its TAP business unit are Adtran, Inc., ADC, HyperEdge, and Applied Digital Access Inc. The Company's current competitors in the CPE business unit are primarily Alcatel Network Systems, Efficient Networks, Cisco Systems, Intel and 3Com. Although the Transport Systems business unit provides equipment in partnership with FTEL, direct competitors in these markets include Alcatel, Nortel, Lucent, Cisco, and Siemens.

         Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Some of competitors include full network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this competition by entering into strategic alliances, such as with FTEL, in which the network level system supplier offers complete systems to telephone companies of which our DSL product offering is a part. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers' requirements will materially adversely affect the Company's business and results of operations.

         The Company expects competition in the DSL market in the near future from numerous other companies. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telephone companies decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for DSL products could decline. In addition, the deployment of products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. The deployment of HDSL systems in the U.S., which reduces telephone companies' need for T-1 repeaters, may result in a decrease in demand for Westell's T-1 products such as its Network Interface Units. The Company believes that the domestic market for many of its TAP products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. To continue to be successful with its TAP products, the Company must develop new products and markets. See Risk Factors.

TELECONFERENCE SERVICES

         Conference Plus, Inc (CPI), founded in 1988, is an Application Service Provider (ASP) or company that manages and hosts specific software and applications, in this case relating to conferencing and meeting services. Conference Plus is an 88.2% owned subsidiary of Westell and manages its teleconferencing and meeting services through its operations center in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland. Conference Plus services generated $14.1 million, $21.3 million and $32.4 million in revenues in fiscal 1998, 1999 and 2000, respectively.

         Conference Plus allows multiple individuals and/or businesses to conduct conference calls using a combination of voice, video or data such as graphs or spreadsheets. Unlike a conference call of several years ago, where participants dialed in on phones, today's meeting can include a blend of audio, graphics, spreadsheets or other documents that can be carried over and archived on the Internet to enhance the traditional voice conference call. By enabling its customers to share this blend of information, Conference Plus can increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconferencing and meeting services technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         CPI is distinguished by three strategies:

         Re-seller Approach
         Carrier Neutral/Network Independent Strategy
         International Expansion

         Re-seller Approach

                  Conference Plus acts primarily as a re-seller of conferencing and meeting services, managing and hosting applications for major carrier and Fortune 100 companies. A majority of Conference Plus' revenues come from private label commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio and video teleconferencing services to maintain continuity and save costs. Audio and video teleconferencing is a people intensive service, requiring high levels of concentration on the execution of each and every call.

                  As a reseller, Conference Plus has developed back-office capabilities, providing reservation, confirmation, billing, accounting and quality functions for its customers that use their own brand name and sales and distribution channels and rely on Conference Plus to manage operations. The reseller approach also demands very high quality standards and Conference Plus has received the first ISO 9002 certification in the audio and video conferencing services industry.


         Carrier Neutral/Network Independent Strategy

                  A critical part of Conference Plus' approach is its carrier neutral/network independent strategy. CPI is not aligned with any major carrier and can therefore serve as an application service provider, reselling its services to each of the major carriers as well as Fortune 100 companies. Each customer can be assured that the voice and data traffic that is generated by their conferencing and meeting services stays on its own respective network and does not overflow to a competitor's network. CPI's unique architecture ensures that customers have access to all of CPI's capacity during any of their conference calls or meetings.

         International Expansion

                  Conference Plus currently serves its teleconferencing needs of customers headquartered in the United States from its Schaumburg, Illinois and Lombard, Illinois facilities. As these customers globalize their telecommunications services, Conference Plus will be required to expand its operational presence internationally to meet these needs. The CPI's facility in Dublin, Ireland was established to help meet this growing demand. In addition, the international market for teleconferencing is expected to grow substantially as a result of deregulation and improved networks with associated reductions in end user costs.

         Conference Plus' private label customers and many of its other customers are significantly larger than, and are able to exert a high degree of influence over, Conference Plus. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

         Conference Plus maintains 24 hour, 7 day a week telephone support and provides on-site support for larger, more complex teleconferences. The Conference Plus also provides technical consulting, call planning assistance and usage analysis to its customers with respect to the introduction, enhancement and expanded utilization of its services.

         Competition in the teleconferencing business is intense and the Company expects that competition will increase due to low barriers to entry and recent entrants into the audio teleconferencing service market. Many of Conference Plus' competitors, including AT&T, MCI Communications and Sprint Communications, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than the Company. There can be no assurance that the Company will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.


GOVERNMENT REGULATION

         The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act lifted certain restrictions on the carriers' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings.

         In addition, the Telecommunications Act permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. See Risk Factors


PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. Although the Company regards some of its technology as proprietary, to date the Company has been granted 21 patents and have an additional 30 U.S. patents pending relating to its TAP and DSL products. The Company expects to seek additional patents from time to time related to its research and development activities. See Risk Factors

         Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Without a third party transceiver technology, such as DMT technology, the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of DSL transceiver technology are not available to the Company at commercially acceptable terms, then the Company's business and results of operations would be materially and adversely affected.

         Rapid technological evolution has resulted in the need to implement strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. Without such relationships and due to the lengthy carrier product approval and purchase cycles, the technology may be obsolete by the time it is implemented.

EMPLOYEES

         As of March 31, 2000, the Company had 1,210 full-time employees. Westell's equipment manufacturing business had a total of 910 full-time employees, consisting of 184 in sales, marketing, distribution and service, 216 in research and development, 458 in manufacturing and 52 in administration. Conference Plus had a total of 300 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.


    RISK FACTORS

    You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this prospectus before purchasing our securities. If any of the following risks occurs, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline and you could lose your investment.


WE HAVE INCURRED AND CONTINUE TO EXPECT LOSSES.

        Due to our significant ongoing investment in DSL technology, which can be used by telephone companies and other service providers to increase the transmission speed and capacity of copper telephone wires, we have incurred and anticipate that our losses may extend at least through fiscal 2001. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 2000, we had net losses of $8.2 million.

         We believe that our future revenue growth and profitability will depend on:

          o    creating sustainable DSL sales opportunities;
          o lowering our DSL product costs through design and manufacturing enhancements and volume reductions,
          o    developing new and enhanced T-1 products;
          o    developing other niche products for both DSL and T-1 markets; and
          o    growing our teleconference service revenues.

In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest heavily in research and development and sales and marketing, which will adversely affect our short-term operating results. We can offer no assurances that we will achieve profitability in the future.

    OUR STOCK PRICE IS VOLATILE AND COULD DROP UNEXPECTEDLY.

    Like many technology stocks, our stock has demonstrated and likely will continue to demonstrate extreme volatility as valuations, trading volume and prices move significantly. This volatility may result in a material decline in the market price of our securities, and may have little relationship to our financial results or prospects.

    Our class A common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

          o Our actual and anticipated quarterly and annual operating results;
          o Variations between our actual results and analyst and investor expectations;
          o Announcements by us or others and developments affecting our business;
          o Investor and analyst perceptions of our company and comparable public companies;
          o    Future sales of debt or equity securities;
          o The activities of short sellers and risk arbitrageurs regardless of our performance; and
          o Conditions and trends in the data communications and Internet-related industries.

    Many of the factors listed above are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class litigation. If we were involved in securities class litigation, we could incur substantial costs and our management's attention could be diverted.



    IF DSL PRODUCTS FAIL TO GAIN WIDESPREAD COMMERCIAL ACCEPTANCE, WE WILL NOT BE SUCCESSFUL AND OUR STOCK PRICE WOULD LIKELY DECLINE.

    We expect to continue to invest significant resources in the development of DSL products. The DSL market is still in the early stages of development. If the DSL market fails to grow or grows more slowly than anticipated, then our business and operating results would be materially adversely affected.

    Commercial acceptance of DSL products depends on many factors, including the following:

          o Commercial viability and success of high speed transmission services enabled by DSL technology;
          o    The continued growth and use of the Internet;
          o Significant improvements in the interoperability among vendors' equipment used in the delivery of high speed data transmission;
          o The ability continually improve DSL products to satisfy demands for increasing bandwidth over telephone wires; and

         Even if DSL technology gains commercial acceptance, our business will suffer if our DSL sales do not increase. Our DSL revenues have been difficult to forecast as our customers have only recently begun to consider implementing DSL products in their networks. We have shipped most of our DSL products for trials and early deployment. Even if our customers elect to commercially deploy DSL products, our customers are not contractually bound to purchase our DSL systems for commercial deployment. Our non-DSL products and services, such as our Network Interface Units and our teleconferencing services, are not expected to generate sufficient revenues or profits to offset any losses that we may experience due to a lack of DSL product sales. If we fail to generate significant revenues from DSL product sales, we will not be able to implement our business goals and our business and operating results would suffer significantly.

    PRICING PRESSURES ON OUR PRODUCTS MAY AFFECT OUR ABILITY TO BECOME
    PROFITABLE.

    Due to competition in the DSL market, many bids for recent trials and deployments of DSL products reflect:

          o the forward pricing of DSL products below production costs to take into account the expectation of large future volumes and corresponding reductions in manufacturing costs; and/or
          o suppliers that provide DSL products at a lower price as part of a sale of a package of products and/or services.

    We have and may in the future offer DSL products based upon forward pricing. Forward pricing will cause us to incur losses on DSL products sales unless we can reduce manufacturing costs. We believe that manufacturing costs may decrease if:

          o    more cost-effective transceiver technologies become available,
          o product design efficiencies and component integration are obtained, and
          o    we achieve economies of scale related to increased volume.

    There is no guaranty that we will be able to secure significant additional DSL orders and reduce per unit manufacturing costs that we have factored into our forward pricing of DSL products. As a result, we could continue to incur losses in connection with sales of DSL products even if our DSL unit volume increases. Losses from our sales of DSL products could result in fluctuations in our quarterly operating results and would materially and adversely affect our ability to achieve profitability and implement our business goals.

    OUR PRODUCTS FACE COMPETITION FROM OTHER EXISTING PRODUCTS, PRODUCTS UNDER DEVELOPMENT AND CHANGING TECHNOLOGY, AND IF WE DO NOT REMAIN COMPETITIVE, OUR BUSINESS WILL SUFFER AND WE WILL NOT BECOME PROFITABLE.

    The markets for our products are characterized by:

          o intense competition within the DSL market and from other industries such as cable and wireless industries;
          o    rapid technological advances;
          o    evolving industry standards;
          o    changes in end-user requirements;
          o    frequent new product introductions and enhancements; and
          o    evolving customer requirements and service offerings.

    New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. For example High Bit-Rate DSL, a product that enhances the signal quality of the transmission over copper telephone wire, may reduce the demand for our Network Interface Units which provide performance monitoring of copper telephone wires. Our Network Interface Units accounted for at least 50% of our revenues in fiscal 1998 and 1999 and approximately 35% in fiscal 2000. Further, we believe that the domestic market for many of our traditional analog products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products and to successfully develop and market new products on a cost-effective and timely basis.


    In addition, our current product offerings primarily enable telephone companies to deliver digital communications over copper telephone wires in the local access network. Telephone companies also face competition in the delivery of digital communications from cable operators, new telephone companies, and wireless service providers. If end users obtain their high speed data transmission services from these alternative providers, then the overall demand for DSL products will decline.

    To remain competitive we must develop new products to meet the demands of these emerging transmission media and new local access network providers. Our business would be severely harmed if our products become obsolete or fail to gain widespread commercial acceptance due to competing products and technologies.

    EVOLVING INDUSTRY STANDARDS MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND CONSEQUENTLY HARM OUR BUSINESS.

    Industry wide standardization organizations such as the American National Standards Institute and the European Telecommunications Standards Institute are responsible for setting transceiver technology standards for DSL products. We are dependent on transceiver technologies from third parties to manufacture our products. If transceiver technologies needed for standards-based products are not available to us in a timely manner and under reasonable terms, then our DSL revenues would significantly decrease and our business and operating results would suffer significantly.

    In addition, the introduction of competing standards or implementation specifications could result in confusion in the market and delay any decisions regarding deployment of DSL systems. Delay in the announcement of standards would materially and adversely impact our DSL sales and would severely harm our business.


    Due to the rapid technological changes in our industry, our products may become obsolete before we can realize significant revenues for our products, which would harm our business.

    The telecommunications industry is subject to rapid technological change, which results in a short product commercial life before a product becomes obsolete. As a result, we have in the past and may in the future devote disproportionate resources to a product that has an unexpected short commercial life and/or have to write off excess and obsolete inventory, each of which would harm our operating results and financial condition and harm our business.


    Any unexpected increase in demand for DSL products could adversely impact our ability to manufacture sufficient quantities of DSL products, which would affect our ability to attract and retain customers.

    Any unexpected increase in demand for DSL products could adversely impact our ability to supply DSL products in a timely manner, which would harm our business. Without proper lead times, we may not have the ability to, or may have to pay a premium to, acquire and develop the necessary capabilities to satisfy an unexpected increase in demand for our products. We depend upon subcontractors to manufacture a portion of our DSL products and expect that our reliance on these subcontractors will increase if demand for our DSL products increases. Reliance on subcontractors involves several risks, including the potential lack of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. The use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing subcontractor relationships. Any manufacturing disruption would impair our ability to fulfill orders, and if this occurs, our revenues and customer relationships would be materially adversely affected. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could severely harm our business. Our failure to effectively manage any increase in demand for our products would harm our business.


    THE FAILURE TO MAINTAIN AND FURTHER DEVELOP PARTNERS AND ALLIANCES WOULD ADVERSELY AFFECT OUR BUSINESS.

    Instead of directly competing with large telecommunications equipment suppliers, we have begun to develop and maintain partnerships and alliances with other companies in order to secure complementary technologies, to lower costs, and to better market and sell our products. These partnerships and alliances provide important resources and channels for us to compete successfully. Some of our partnerships provide us with third party technology that we rely on to manufacture our products. In addition, instead of directly competing with large suppliers such as Fujitsu in the DSL market, we have entered into alliances with these companies to offer our products within a package of products sold by these companies to telephone companies. We cannot provide any assurances that these partnerships will continue in the future. As competition increases in the DSL market, these alliances will become even more important to us. A loss of one or more partnerships and alliances could affect our ability to sell our products and therefore could materially adversely affect our business and operating results.


    WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY, THE LOSS OF WHICH WOULD HARM OUR BUSINESS.

    We rely on third parties to gain access to technologies that are used in our current products and in products under development. For example, our ability to produce DSL products is dependent upon third party transceiver technologies. Our licenses for DSL transceiver technology are nonexclusive and the transceiver technologies have been licensed to numerous other manufacturers. If our DSL transceiver licensors fail to deliver commercially ready or standards compliant transceiver solutions to us and other alternative sources of DSL transceiver technologies are not available to us at commercially acceptable terms, then our business and operating results would be materially and adversely affected.

    Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. There is no guaranty that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay would materially adversely affect our business and operating results.

    WE ARE DEPENDENT ON SOLE OR LIMITED SOURCE SUPPLIERS, THE LOSS OF WHICH WOULD HARM OUR BUSINESS.

    Integrated circuits and other electronic components used in our products are currently available from only one source or a limited number of suppliers. For example, we currently depend on Alcatel, Microelectronics and Virata to provide critical integrated transceiver circuits used in our DSL products. Our inability to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business and operating results. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source manufacturers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed.

    Some of the electronic components used in our products are currently in short supply and are provided on an allocation basis to us and other users based upon past usage. For example, integrated transceiver circuits and electronic components are key components in all of our products and are fundamental to our business strategy of developing new and succeeding generations of products at reduced unit costs without compromising functionality or serviceability.

    In the past we have experienced delays in the receipt of key components which have resulted in delays in related product deliveries. We anticipate that integrated circuit production capacity and availability of some electronic components may be insufficient to meet the demand for such components in the future. There is no guaranty that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

    WE HAVE NO LONG TERM CONTRACTS OR ARRANGEMENT WITH SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO PURCHASE COMPONENTS AND TECHNOLOGIES USED IN OUR PRODUCTS.

    We have no long-term contracts or arrangements with any of our suppliers. We may not be able to obtain components at competitive prices, in sufficient quantities or under other commercially reasonable terms. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement, then our business would also be harmed.


    WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE, DEVELOP AND SELL NEW PRODUCTS IF WE FAIL TO RETAIN KEY PERSONNEL AND HIRE ADDITIONAL KEY PERSONNEL.

    Because of our need to continually evolve our business with new product developments and strategies, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand to these types of employees, it is difficult to retain existing key employees and attract new key employees. While most of our executive officers, have severance agreements in which the officers agreed not to compete with us and not to solicit any of our employees for a period of one year after termination of the officer's employment in most circumstances, we do not have similar noncompetition and nonsolicitation agreements for other employees who are important in our product development and sales. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and develop new products and implement our business goals.


    OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

    We expect to continue to experience significant fluctuations in quarterly operating results. Due to the risks identified below and elsewhere in "Risk Factors," sales to our largest customers have fluctuated and are expected to fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule or cancel orders without penalty. As a result, our quarterly operating results have fluctuated significantly in the past. Other factors that have had and may continue to influence our quarterly operating results include:

          o the impact of changes in the DSL customer mix or product mix sold;
          o timing of product introductions or enhancements by us or our competitors;
          o changes in operating expenses which can occur because of product development costs, timing of customer reimbursements for research and development, pricing pressures; availability and pricing of key components;
          o    write-offs for obsolete inventory; and
          o the other risks that are contained in this "Risk Factors" section.

    Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our revenues. It is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on DSL products and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

    WE MAY EXPERIENCE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS.

    Our past sales have resulted from our ability to anticipate changes in technology, industry standards and telephone company service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

          o    rapid technological changes in the telecommunications industry;
          o    our customers' lengthy product approval and purchase processes;
               and
          o our reliance on third-party technology for the development of new products.

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


    THE TELECOMMUNICATIONS INDUSTRY IS A HIGHLY COMPETITIVE MARKET AND THIS COMPETITION MAY RESULT IN OPERATING LOSSES, A DECREASE IN OUR MARKET SHARE AND FLUCTUATIONS IN OUR REVENUE.

    We expect competition to increase in the future especially as the DSL market develops. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wide array of different products and services that are required for all of a telephone company's business. Conversely, our products are used to enhance transmission from the telephone company's central office to the end user, which is just one element of a telephone company's network. Our inability to form successful alliances through which we can market our products, and develop systems that meet customer requirements, will affect our ability to successfully compete in the DSL market which would materially adversely affect our business and operating results.

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


    OUR LACK OF BACKLOG MAY AFFECT OUR ABILITY TO ADJUST TO AN UNEXPECTED SHORTFALL IN ORDERS.

    Because we generally ship products within a short period after receipt of an order, we typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based on anticipated future revenues and are relatively fixed in the short-term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

    INDUSTRY CONSOLIDATION COULD MAKE COMPETING MORE DIFFICULT.

    Consolidation of companies offering high-speed telecommunications products is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers' competitors. We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.


    WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US.

    We have and will continue to depend on the large Regional Bell Operating Companies, those companies emerging from the break-up of AT&T, as well as and other telephone carriers including smaller local telephone carriers and new alternative telephone carriers such as Qwest, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for 51.1%, 46.6% and 51.4% of our revenues in fiscal 1998, 1999 and 2000, respectively. Consequently, our future success will depend upon:

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

    Conference Plus's customer base is very concentrated as its top ten customers represent a large portion of revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus's customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus's customers will bring some portion or all of their conferencing and meeting services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow its customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.


    OUR CUSTOMERS HAVE LENGTHY PURCHASE CYCLES THAT AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

    Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including:

          o    the complexity of the product involved;
          o    priorities of telephone companies;
          o    telephone companies' budgets; and
          o    regulatory issues affecting telephone companies.

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


    OUR INTERNATIONAL OPERATIONS EXPOSE US TO THE RISKS OF CONDUCTING BUSINESS OUTSIDE THE UNITED STATES.

    International revenues represented 9.9%, 9.1% and 8.9% of our revenues in fiscal 1998, 1999 and 2000, respectively. The Company also has a relationship with Fujitsu Telecom Europe, Ltd. for the supply of DSL equipment to British Telecom. Because Conference Plus has expanded its conference call business in Europe by opening offices in Dublin, Ireland, we believe that our exposure to international risks may increase in the future. These risks include:

          o    foreign currency fluctuations;
          o    tariffs, taxes and trade barriers;
          o    difficulty in accounts receivable collection;
          o    political unrest; and
          o burdens of complying with a variety of foreign laws and telecommunications standards.

    The occurrence of any of these risks would impact our ability to increase our revenue and become profitable, or could require us to modify significantly our current business practices.

    OUR SERVICES ARE AFFECTED BY UNCERTAIN GOVERNMENT REGULATION AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS.

    Many of our customers are subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While these regulations do not affect us directly, the effects of regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of local access markets.

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


    POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

    Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to seven years. In addition, our supply contracts with our major customers typically require us to accept returns of products or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Because we rely on new product development to remain competitive, we cannot predict the level of these types of claims that we will experience in the future. Despite our testing of products and our comprehensive quality control program, there is no guaranty that our products will not suffer from defects or other deficiencies or that we will not experience material product recalls, product returns, warranty claims or indemnification claims in the future. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit


    INVESTORS COULD BE ADVERSELY AFFECTED BY FUTURE ISSUANCES AND SALES OF OUR SECURITIES.

    Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 60,546,751 shares of common stock outstanding as of June 21, 2000, and has the following obligations to issue additional class A common stock as of March 31,2000:

    o options to purchase 5,837,212 shares of class A common stock, 2,693,323 of which are currently exercisable;
    o 6,509,482 shares reserved for issuance under its employee stock purchase plan;
    o warrants to purchase 909,000 shares of class A common stock for $5.92 per shares; and

    These obligations could result in substantial future dilution with respect to our common stock.


    WE RELY ON OUR INTELLECTUAL PROPERTY THAT WE MAY BE UNABLE TO PROTECT, OR WE MAY BE FOUND TO INFRINGE THE RIGHTS OF OTHERS.

    Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our non-patented proprietary expertise. These measures, however, may not provide meaningful protection for our trade secrets or other proprietary information. Moreover, our business and operating results may be materially adversely affected by competitors who independently develop substantially equivalent technology.

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

    There is no guaranty that third parties will not:

          o assert infringement claims against us in the future, and that such assertions will not result in costly litigation; or
          o that we would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

    Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of our efforts. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.

    WE WILL NEED ADDITIONAL FINANCING IF WE DO NOT MEET OUR BUSINESS PLAN OR WE WILL NOT BE ABLE TO FUND OUR OPERATIONS.

    We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result and due to our net losses, the continuing operations of our business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide funding for our operations. If we cannot generate sufficient cash flow from our operations, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.


    WE WILL BE UNABLE TO SUCCESSFULLY INTEGRATE OUR ACQUISITION OF TELTREND,
    INC.

    In March 2000, we completed the acquisition of Teltrend Corporation. Although we performed extensive due diligence, this transaction is accompanied by a number of risks, any of which could adversely affect our business or stock price, including:

          o the difficulty of our integrating the operations, facilities and personnel of Teltrend;
          o    the potential disruption of each company's business;
          o    distraction of our management team;
          o    possible unanticipated expenses related to the integration;
          o    potential impairment of customer and employee relationships; and
          o    potential liabilities associated with Teltrend.

    In addition, the market price of our common stock could decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts or the combined financial results is not consistent with the expectations of financial analysts.


    WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD DILUTE OUR CURRENT STOCKHOLDERS

    We expect to continue to review potential acquisitions and we may acquire businesses, products or technologies in the future. In order to fund such acquisitions, we could:

          o issue equity securities that could dilute our current stockholders' percentage ownership;
          o    incur substantial debt; or
          o    assume contingent liabilities.

    These events could harm our business and/or the price of our common stock. Acquisitions also entail numerous integration risks that could adversely affect our business, such as those listed as risks associated with the acquisition of Teltrend.


    CONFERENCE PLUS'S LARGE COMPETITORS COULD ADVERSELY AFFECT CONFERENCE PLUS'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

    Conference Plus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. Conference Plus's ability to sustain growth and performance is dependent on its:

          o    maintenance of high quality standards and low cost position;
          o    international expansion; and
          o    evolving technological capability.

    Any increase in competition could reduce our gross margin, require increased spending on research and development and sales and marketing, and otherwise materially adversely affect our business and operating results.


    OUR PRINCIPAL STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE THAT COULD DISCOURAGE TRANSACTIONS INVOLVING A CHANGE OF CONTROL AND MAY AFFECT YOUR ABILITY TO RECEIVE A PREMIUM FOR CLASS A COMMON STOCK THAT YOU PURCHASE.

    As of March 31, 2000, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 75% of the votes entitled to be cast by the holders of our common stock. In addition, all members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who have sufficient voting power to elect all of the directors and to determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class B common stock might otherwise receive a premium for their shares over the then-current market price.


ITEM 2.  PROPERTIES

         The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago. As of March 31, 2000 the Company also leases facilities in Schaumburg, Illinois and Lombard, Illinois for Conference Plus, and Dublin Ireland for Conference Plus' international operations. The Aurora facility lease expires in 2017.

         As of March 31, 2000, the Company also leases and owns facilities in St. Charles, Illinois which were obtained as part of the Teltrend acquisition. The Company expects to combine operations and close the St. Charles facilities by October 1, 2000 at which time the St. Charles lease will expire. The Company expects to sell the owned properties in St. Charles during fiscal year 2001. The Company also leases a facility in Basingstoke, England for Westell Limited (formerly Teltrend Limited).

         The Company estimates that its manufacturing facilities are operating at a utilization rate of nearly 100%. The Company is utilizing third-party subcontractors to help fulfill customer demand beyond the manufacturing capacity of the Aurora facility. The Company currently does not plan to expand the manufacturing capacity of its Aurora facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation in the normal course of business. The Company is not presently involved in any legal proceedings that the Company believes are material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 16, 2000, at a special meeting of stockholders, the stockholders approved: (i) issuance of Class A Common Stock in accordance with the Agreement and Plan of Merger with Teltrend, Inc. and (ii) an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock, authorized for issuance from 65,500,000 to 85,000,000.

The following table outlines the results of the shareholders' vote.



                               Total Votes Cast        Votes For       Votes Against     Abstentions
                               ----------------        ---------       -------------     -----------
Issuance of Class A Common        88,338,510           88,165,066         151,973           21,471
Stock in accordance with the
Agreement and Plan of
Merger with Teltrend, Inc.

Amendment to Westell's            88,338,520           87,825,285         488,102           25,133
Amended and Restated
Certificate of
Incorporation



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

                                                             High          Low
                                                             ----          ---
Fiscal Year 1999
  First Quarter ended June 30, 1998.................... $    13 7/8   $   8 7/8
  Second Quarter ended September 30, 1998..............      10           3 3/4
  Third Quarter ended December 31, 1998................       8 1/4       2 3/4
  Fourth Quarter ended March 31, 1999..................       9           3 3/16

Fiscal Year 2000
  First Quarter ended June 30, 1999....................      11 3/16     3 7/8
  Second Quarter ended September 30, 1999..............       9 1/2      6 7/8
  Third Quarter ended December 31, 1999................      13          6 7/16
  Fourth Quarter ended March 31, 2000..................      40  3/4     9

Fiscal Year 2001
First Quarter (through June 23, 2000)..................      15 7/16     14 7/16

         As of June 21, 2000, there were approximately 649 holders of record of the outstanding shares of Class A Common Stock.


Dividends

         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five fiscal years in the period ended March 31, 2000 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                                        Fiscal Year Ended March 31,
                                                       ----------------------------------------------------------
                                                           1996        1997        1998        1999          2000
                                                          ------      ------      ------      ------        -----
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues.............................................    $83,236     $79,385     $86,351      $93,180     $122,033

Cost of goods sold...................................     50,779      57,832      58,859       68,316      91,539
                                                         --------    --------    --------     -------     -------
     Gross margin....................................     32,457      21,553      27,492       24,864      30,494
                                                         --------    --------    --------     -------     -------
Operating expenses:
  Sales and marketing................................      13,744     16,214      19,296       19,442      14,808
  Research and development...........................     12,603      21,994      26,558       26,605      10,789
  General and administrative.........................      8,364       9,757      13,151       13,117      14,003
  Goodwill amortization .............................      --          --          --           --           1,326
  Restructuring charge ..............................      --          --          1,383          800         550
                                                      ----------  ----------  ----------     --------    --------
     Total operating expenses........................      34,711      47,965      60,388      59,964      41,476
                                                         --------     -------     -------     -------     -------
Operating loss from continuing
  operations.........................................     (2,254)    (26,412)   (32,896)     (35,100)     (10,982)
Other income (expense), net..........................       (226)      2,221      14,290          404       1,056
Interest expense.....................................        859         330         502          296       1,856
                                                           ------    --------    --------  ----------   ---------
Loss from continuing operations before
  income taxes.......................................     (3,339)    (24,521)   (19,108)    (34,992)     (11,782)
Benefit for income taxes.............................     (1,886)     (9,820)    (5,137)        --         (3,600)
                                                          -------  ----------   -------- -------------------------
Loss from continuing operations......................    (1,453)     (14,701)   (13,971)    (34,992)      (8,182)
Discontinued operations (loss).......................       (622)         (5)       --            --            --
                                                         --------    --------------------- -----------------------
Net loss.............................................  $ (2,075)   $ (14,706) $ (13,971)  $ (34,992)    $ (8,182)
                                                       ==========  ========== ==========  ===========  ==========
Net loss per basic and diluted share: (1)
  Continuing operations.............................. $ (  0.05)     $ (0.41)   $ (0.38)     $ (0.96)    $ (0.22)
  Discontinued operations............................      (0.02)      (0.00)     (0.00)      (0.00)       (0.00)
                                                           ------    --------   --------    ---------    --------
Net loss per basic and diluted share................. $ (  0.07)     $ (0.41)   $ (0.38)     $ (0.96)    $ (0.22)
                                                      ===========    ========   ========     ========    ========
Dividends declared per share......................... $       --    $     --    $     --    $     --      $     --
Average number of basic and diluted
   common shares outstanding (1).....................     30,846       35,940     36,348       36,427       37,760

                                                                                  March 31,
                                               ------------------------------------------------------------------
                                                           1996        1997        1998        1999         2000
                                                           ----        ----        ----        ----         ----

Balance Sheet Data:
Working capital......................................    $ 28,741    $ 65,105    $ 47,481    $ 12,213    $ 64,335
Total assets.........................................      64,448     108,049      98,405      64,407      342,570
Revolving promissory notes...........................      --          --           --           500         --
Long-term debt, including current portion............       4,427       6,487       4,420      4,814         2,750
Total stockholders' equity...........................      38,985      86,188      73,141      39,124      279,663

(1)      Adjusted to reflect the two for one stock split of the Company's Class A Common Stock effected June 7,
         1996.  See Notes 1 and 7 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Telco Access Products
(TAP) product lines, particularly the sale of Network Interface Units and related products. NIU products accounted for at least 50% of revenues in fiscal years 1998 and 1999 and accounted for approximately 35% of revenues in fiscal 2000. The Company introduced its first DSL products in fiscal 1993 and these products represented approximately 14.4%, 13.0% and 26.9% of revenues in fiscal 1998, 1999 and 2000, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 16.4%, 22.9% and 26.6% of the Company's revenues in fiscal 1998, 1999 and 2000, respectively.

         On March 17, 2000, the Company acquired 100% of the outstanding shares of Teltrend Inc., a designer, manufacturer and marketer of transmission products used by telephone companies to provide voice and data service over the telephone network. Each outstanding share of Teltrend Inc. was converted into 3.3 shares of the Company's class A common stock. Total consideration included the issuance of 20,196,427 shares of class A common shares valued at $213.6 million and $10.5 million in transaction costs. The Company also assumed 605,000 options to purchase Teltrend common stock and converted such options to Company options to purchase approximately 2.0 million shares of class A common stock, which are included in the stock option activity table illustrated in Note 8. The exercise prices of the options assumed range from $3.7121 to $15.5303 and have an average exercise price of $5.6989. The fair value of the options assumed was $14.2 million and is included in the purchase price and as a component of stockholders equity in the consolidated financial statements. The fair value of the options assumed was estimated using the Black-Scholes option pricing model. Due to the goodwill amortization as a result of the Teltrend, Inc. acquisition, the company expects to recognize net losses at least for the next fiscal year.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

1) A telecommunications equipment manufacturer of local loop access products, which includes the Telco Access Products, Transport Systems products and CPE products, and
2) A multi-point telecommunications service bureau, Conference Plus, Inc, specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and expand its sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1998, 1999 and 2000.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities and expects to receive funding from certain partners to offset a portion of these development costs. This will require the Company to continue to invest in research and development and sales and marketing, which is expected to adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced TAP and other DSL products. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from TAP products such as NIU's have declined in recent years as telcos continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

                                                     Fiscal Year Ended March 31,

                                                     1998       1999      2000
                                                     ----       ----      ----

Equipment ....................................       83.6%      77.1%     73.5%
Services......................................       16.4       22.9      26.5
                                                 --------     ------    ------
  Total revenues..............................      100.0      100.0     100.0

Cost of equipment.............................       59.9       59.5      58.1
Cost of services..............................        8.3       13.8      16.9
                                                    -----     ------    ------
  Total cost of goods sold....................       68.2       73.3      75.0
                                                    -----      -----     -----

    Gross margin..............................       31.8       26.7      25.0
                                                     ----      -----     -----

Operating expenses:
  Sales and marketing.........................       22.3       20.9      12.1
  Research and development....................       30.8       28.5       8.8
  General and administrative..................       15.2       14.1      11.5
  Goodwill amortization.......................       --         --         1.1
  Restructuring charge........................        1.6        0.9       0.5
                                                 --------     ------   -------

     Total operating expenses.................       69.9       64.4      34.0
                                                     ----      -----     -----

Operating loss ...............................      (38.1)     (37.7)     (9.0)
Other income, net.............................       16.6        0.4       0.9
Interest expense..............................        0.6        0.3       1.5
                                                    -----      -----     -----

Loss before income tax benefit................      (22.1)     (37.6)     (9.6)
Benefit for income taxes......................       (5.9)      (0.0)     (2.9)
                                                     -----     ------    ------

Net loss......................................      (16.2)%    (37.6)%    (6.7)%
                                                   ========   ========   =======

FISCAL YEARS ENDED MARCH 31, 1998, 1999 AND 2000

         Revenues. Revenues were $86.4 million, $93.2 million and $122.0 million in fiscal 1998, 1999 and 2000 respectively. Revenues increased 7.9% and 30.9% in fiscal 1999 and 2000, respectively, from the preceding years. The fiscal 1999 increase of $6.8 million was primarily due to increased Conference Plus, Inc service revenue of $7.2 million, or a 50.7% increase from the previous year, resulting from increased audio conference calling volume. This increase was offset in part by decreases of approximately $750,000 and $349,000 from the Telco Access Product (TAP) and DSL products, respectively. The decrease in TAP revenue was primarily due to lower unit shipments as network providers continue their transition to digital products. Competitive pricing pressures and product mix also negatively affected Telco Access Product revenues. The decrease in DSL product revenue was due to lower average unit selling prices offset in part by increased unit volume. The fiscal 2000 increase of $28.8 million was primarily due to increases of $20.8 million and $2.5 million from the Company's CPE and Transport systems business units, respectively, resulting from increased shipments of DSL products. These increases were offset in part by a decrease of $5.5 million from the TAP business unit due to primarily to competitive pressures and product mix. Conference Plus, Inc. revenue increased $11.1 million, or 51.9%, over fiscal 1999 resulting from increased audio conference calling volume.

         Gross Margin. Gross margin as a percentage of revenues was 31.8%, 26.7% and 25.0% in fiscal 1998, 1999 and 2000, respectively. The year over year decreases in gross margin as a percent of revenue are primarily the result of aggressive pricing of DSL products in the CPE and Transport Systems business units and continued competitive pricing pressures and product mix changes in the TAP business unit.

         Sales and Marketing. Sales and marketing expenses were $19.3 million, $19.4 million and $14.8 million in fiscal 1998, 1999 and 2000, respectively, constituting 22.3%, 20.9% and 12.1% of revenues, respectively. Sales and marketing was up slightly in fiscal 1999 due to increases at Conference Plus to support growth in the teleconference service revenue. This increase was partially offset by decreases resulting from management initiatives undertaken late fiscal 1998 to streamline DSL sales and marketing. In fiscal 2000, sales and marketing decreased $4.6 million. This decrease is primarily due to cost reductions resulting from management initiatives undertaken late fiscal 1999 to streamline DSL sales efforts. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

         Research and Development. Research and development expenses were $26.6 million, $26.6 million and $10.8 million in fiscal 1998, 1999 and 2000, respectively, constituting 30.8%, 28.6% and 8.8% of revenues, respectively. Research and development expenses were essentially unchanged in fiscal 1999 reflecting positive results from management initiatives undertaken late fiscal 1998 to streamline DSL research and development. In fiscal 2000, research and development expenses decreased $15.8 million or 59.4% from the previous year. This decrease was due primarily to receiving $6.7 million in fiscal 2000 from customers to fund on-going engineering projects, which was offset against research and development expenses. Additionally, cost savings have resulted from the absence of costs related to the Company's European operation, Westell Europe Limited, which was eliminated early in fiscal 2000. The Company believes that a continued investment in research and development will be required for the Company to remain competitive.

         General and Administrative. General and administrative expenses were $13.2 million, $13.1 million and $14.0 million in fiscal 1998, 1999 and 2000, respectively, constituting 15.2%, 14.1% and 11.5% of revenues, respectively. The fiscal 1999 decrease was primarily due to decreases resulting from management initiatives undertaken late fiscal 1998 to streamline DSL general and administrative functions. These decreases were offset in part by infrastructure increases at Conference Plus to support growing teleconference service revenues. General and administrative expenses increased $900,000 in fiscal 2000 due primarily to increases related to information systems enhancements and non-employee stock option grants which were offset in part by cost reductions resulting from management initiatives undertaken late fiscal 1999 to streamline DSL efforts.

         Restructuring charge. The Company recognized a restructuring charge of $1.4 million in the three months ended December 31, 1997 (fiscal 1998 restructuring plan) and $800,000 in the three months ended March 31, 1999 (fiscal 1999 restructuring plan). These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 2000, the Company has paid $1.2 million and $839,000 of the restructuring costs charged in fiscal 1998 and 1999, respectively. During the three months ending December 31, 1999, management determined that essentially all restructuring payments have been completed for fiscal 1998 and 1999 and therefore the remaining restructuring accrual balances for those periods of approximately $169,000 was reversed into income.

         The fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focus DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners.

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend, Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc. primarily related to Teltrend Inc. employees involuntarily terminated The remaining $550,000 has been charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2000, none of these costs have been paid.

         A table which summarizes the restructuring charges and their utilization can be found in Note 10 to the Consolidated Financial Statements of the Company.

         Other income, net. Other income, net was $14.2 million, $404,000 and $1.1 million for fiscal years 1998, 1999 and 2000, respectively. In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one-time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. In fiscal 2000, the Company recognized other income of $650,000 for a foreign currency gain from the liquidation of Westell Europe Ltd. Excluding the effects of these one time benefits, Other income, net would have been $2.3 million and $426,000 for fiscal years ended March 31, 1998 and 2000, respectively. Excluding these one time items, Other income, net for the years ended March 31, 1998, 1999 and 2000 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

         Interest Expense. Interest expense was $502,000, $296,000 and $1,856,000 for fiscal 1998, 1999 and 2000, respectively. The fiscal 1999 decrease in interest expense was a result of reduced borrowings. The fiscal 2000 increase in interest expense was a result of interest from the Company's subordinated secured convertible debentures, warrants to purchase Class A common stock and net obligations outstanding during the year under promissory notes and equipment borrowings.

         Benefit for Income Taxes. Benefit for income taxes was $5.1 million, $0.0 and $3.6 million in fiscal 1998, 1999 and 2000, respectively. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to generate $700,000, $750,000 and $662,000, respectively, in tax credits primarily generated by increasing research and development activities. The Company recorded valuation allowances of $2.9 million in the fourth quarter of fiscal 1998, $12.3 million in fiscal 1999, and $900,000 in fiscal 2000 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. The Company has approximately $7.5 million in income tax credit carry forwards and a tax benefit of $30.5 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

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


                                                                 Quarter Ended
                                               Fiscal 1999                                              Fiscal 2000
                     ----------------------------------------------------------------------------------------------

                              June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                 1998      1998      1998       1999       1999       1999       1999       2000
                                 ----      ----      ----       ----       ----       ----       ----       ----
                                                                   (in thousands)
Equipment .................    $18,386   $17,942    $18,140    $17,395    $17,188    $17,326   $21,964   $33,132
Services...................      4,627     4,718      5,245      6,727      6,971      7,678     8,053     9,722
                               -------   -------    -------    -------    -------    -------   -------   -------
   Total revenues..........     23,013    22,660     23,385     24,122     24,159     25,004    30,017    42,854

Cost of equipment..........     13,608    15,210     13,922     12,699     11,890     14,358    16,755    27,963
Cost of services...........      2,491     2,852      3,372      4,162      4,764      5,021     4,998     5,792
                               -------   -------    -------    -------    -------    -------   -------   -------
   Total cost of goods sold     16,099    18,062     17,294     16,861     16,654     19,379    21,753    33,755
                               -------    -------    -------     ------    -------   -------    ------       ------

     Gross margin..........      6,914     4,598      6,091      7,261      7,505      5,625     8,264     9,099
                               -------   -------    -------    -------    -------    -------   -------   -------

Operating expenses:
  Sales and marketing......      4,768     5,261      5,376      4,037      3,697      3,414     3,854     3,843
  Research and
    development............      6,132     6,578      6,975      6,920      3,597      1,619     2,967     2,605
  General and
    administrative.........      2,991     3,282      3,420      3,424      3,240      3,377     2,902     4,484
 Goodwill amortization.....       --        --        --         --          --         --        ---      1,326
  Restructuring charge.....       --        --        --           800       --        --         --         550
                               -------   -------    -------    -------    -------    -------   -------   -------

    Total operating
      expenses.............     13,891    15,121     15,771     15,181     10,534      8,410     9,723    12,808
                               -------   -------    -------    -------    -------    -------   -------   -------

Operating loss ............    (6,977)   (10,523)    (9,680)   (7,920)    (3,029)    (2,785)   (1,459)   (3,709)
                               -------   -------    -------    -------    -------    -------   -------   -------

Other income (expense), net        435       348        142      (521)       (24)         74       854       151
Interest expense...........         89        66        115         26        379        348       690       438
                               -------   -------    -------    -------    -------    -------   -------   -------

Loss before
  income taxes.............    (6,631)  (10,241)    (9,653)    (8,467)    (3,432)    (3,059)   (1,295)   (3,996)

Benefit for
  income taxes.............      --          --          --        --        --         --          --   (3,600)
                               -------   -------    -------    -------    -------    -------   -------   -------

Net loss...................  $ (6,631)$ (10,241) $  (9,653)  $ (8,467)  $ (3,432)  $ (3,059) $ (1,295)  $  (396)
                             ======== =========  =========   ========   ========   ========  ========   =======



                                                                Quarter Ended
                         ----------------------------------------------------------------------------------------
                                                 Fiscal 1999                                          Fiscal 2000
                         ------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               1998      1998       1998       1999       1999       1999      1999       2000
                               ----      ----       ----       ----       ----       ----      ----       ----

Equipment....................   79.9%      79.2%      77.6%      72.1%      71.1%    69.3%      73.2%      77.3%
Service....................     20.1       20.8       22.4       27.9       28.9     30.7       26.8       22.7
                              ------     ------     ------     ------     ------   ------     ------     ------
  Total revenues...........    100.0      100.0      100.0      100.0      100.0    100.0      100.0      100.0

Cost of equipment sales....     59.1       67.1       59.5       52.6       49.2     57.4       55.8       65.3
Cost of services...........     10.8       12.6       14.4       17.3       19.7     20.1       16.7       13.5
Total cost of goods sold...     69.9       79.7       73.9       69.9       68.9     77.5       72.5       78.8
                                ----      -----      -----      -----      -----    -----      -----      -----
  Gross margin.............     30.1       20.3       26.1       30.1       31.1     22.5       27.5       21.2
                                ----      -----      -----      -----      -----    -----      -----      -----

Operating expenses:
  Sales and marketing......     20.7       23.2       23.0       16.7       15.3     13.6       12.8        9.0
  Research and
    development............     26.6       29.0       29.8       28.7       14.9      6.5        9.9        6.1
  General and
    administrative.........     13.0       14.5       14.6      14.2        13.4     13.5        9.7       10.5
  Goodwill amortization....    (0.0)      (0.0)      (0.0)      (0.0)      (0.0)    (0.0)      (0.0)      (3.0)
  Restructuring charge.....      0.0        0.0        0.0        3.3        0.0      0.0        0.0        1.3
                               -----      -----      -----      -----      -----    -----      -----      -----

    Total operating
      expenses.............     60.4       66.7       67.4      62.9        43.6     33.6       32.4       29.9
                              ------      -----      -----     ------      -----    -----      -----      -----

Operating loss.............   (30.3)     (46.4)     (41.4)     (32.8)     (12.5)   (11.1)      (4.9)      (8.7)
                              ------    -------    -------    -------    -------  -------     ------     ------
Other income (expense), net      1.9        1.5        0.6      (2.2)      (0.1)      0.3        2.8      0.3
Interest expense...........      0.4        0.3        0.5       0.1         1.6      1.4        2.3      0.9
                               -----      -----      -----    -------      -----    -----      -----    -----

Loss before
  income taxes.............   (28.8)     (45.2)     (41.3)     (35.1)     (14.2)   (12.2)      (4.4)      (9.3)
Benefit for
  income taxes.............    (0.0)      (0.0)     (0.0)       (0.0)      (0.0)    (0.0)     (0.0)       (8.4)
                            --------     ------  ---------     ------    -------  -------  ---------   --------

Net loss..................... (28.8)%     (45.2)%  (41.3)%      (35.1)%    (14.2)%   (12.2)%     (4.4)%     (0.9)%
                             =========   ========  ========     =======    =======   =======    =======     ======


         The Company's quarterly equipment revenues have varied from quarter to quarter due to quarterly fluctuations in DSL revenues. A majority of DSL shipments made in fiscal 1999 and 2000 were for initial service deployments and therefore have not yet created steady or predictable demand for these products on a quarter to quarter basis. CPE and Transport Systems product revenues have increased fairly steadily in fiscal 1999 and 2000 due to increased demand for DSL products. Revenues from Telco Access Products have declined steadily in fiscal 1999 and 2000 due to a combination of changes in product mix and continued competitive pricing pressures. Conference Plus service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The decreases in gross margins are primarily due to competitive pricing pressures and product mix changes in each of the Company's equipment product lines as well as investments in manufacturing infrastructure. The decreased gross margins in the second, third and fourth quarters of fiscal 1999 were primarily the result of recording forward pricing losses of $1.7 million, $800,000 and $200,000, respectively, for DSL orders received. The lower margins in the fiscal 2000 quarters are primarily a result of the increased volume in DSL products that have relatively low margins. Additionally, the Company's Conference Plus, Inc. subsidiary made additional infrastructure enhancements to handle increased call minutes which also impacted margins in fiscal 1999 and 2000. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods due to these factors, even if its DSL products achieve market acceptance.

         Operating expenses increased in each of the first three quarters of fiscal 1999 and decreased in the fourth quarter of fiscal 1999. Operating expenses decreased in fiscal 2000 quarters compared to fiscal 1999 primarily due to cost reductions resulting from management initiatives undertaken late fiscal 1999 to streamline DSL sales efforts and due to receiving payments from customers to fund on-going engineering projects, which were offset against research and development expenses. As a percentage of revenue, operating expenses decreased in each quarter of fiscal 2000 when compared to the same quarter in the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had $27.3 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 2000, the Company had no outstanding balance under its secured revolving promissory note facility and $2.8 million outstanding under its equipment borrowing facility. As of March 31, 2000, the Company had approximately $16.0 million available under the secured revolving promissory note facility. The revolving promissory notes and the equipment borrowing facility required the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company is currently in compliance with all such covenants.

         The Company's operating activities used cash of $4.2 million, $31.3 million and $22.3 million in fiscal 1998, 1999 and 2000, respectively. Cash used by operations in fiscal 1998 resulted primarily from a loss from continuing operations before income tax of $12.1 million (net of depreciation) offset by increases in accounts payable and accrued compensation and a decrease in prepaid expenses. Cash used by operations in fiscal 1999 resulted primarily from a loss from continuing operations of $28.0 million (net of depreciation) and working capital required by increases in prepaid expenses and receivables, and a decrease in accrued compensation offset by an increase in accounts payable. Cash used by operations in fiscal 2000 resulted primarily from a pre-tax loss from continuing operations of $3.3 million (net of depreciation and amortization) and working capital requirements. Working capital was affected primarily by increases in receivables, inventory and offset by an increase in accounts payable and accrued compensation.

         The Company received $29.8 million in cash from the acquisition of Teltrend Inc. Merger related expenditures of $7.4 million are expected in the first quarter of fiscal 2001 for investment banking, legal, accounting and other related fees. Restructuring expenditures of $2.9 million are anticipated primarily relating to involuntary termination expenses, of which $1.7 million is expected to be paid in fiscal 2001 with the remainder paid by fiscal 2003.

         Capital expenditures in fiscal 1998, 1999 and 2000 were $5.8 million, $6.9 million and $11.4 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $30.0 million in fiscal 2001 for capital equipment.

         At March 31, 2000, the Company's principal sources of liquidity were $27.3 million of cash and cash equivalents and $16.0 million under its secured revolving promissory notes facility and $4.1 million available under the equipment borrowing facility. Borrowings under the secured revolving promissory notes facility (which had $500,000 outstanding at March 31, 1999 and was unused at March 31, 2000) and the equipment borrowing facility bear interest at the bank's prime rate of 7.5% and 9.0% at March 31, 1999 and 2000, respectively.

         The Company recorded forward pricing losses of $2.7 million during fiscal 1999 for DSL orders received. These losses effected results of operations in the quarters in which the orders were received. Substantially all of this loss, $2.3 million of the recorded loss, was shipped prior to March 31, 1999. All of the orders remaining in the reserve were shipped in fiscal 2000. At March 31, 2000, no reserves existed. There are no open orders where the costs to produce exceed the Company's selling price

         The Company had a deferred tax asset of approximately $44.3 million at March 31, 2000. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.6 million, (ii) a net operating loss carryforward tax benefit of approximately $30.5 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured, the Company has incurred operating losses for the 1998, 1999 and 2000 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit. A majority of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. At March 31, 1998 and March 31, 1999, management determined that the strategy was no longer sufficient to realize the amount deferred tax assets recorded and as such the Company recorded a valuation allowance of $2.9 million and $12.3 million respectively. At March 31, 2000, management re-assessed the valuation of the Company's deferred tax asset and determined that the tax planning strategy was sufficient to record additional tax assets of $3.6 million. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. As of May 16, 2000, holders of these debentures fully converted all principle and the accrued interest thereon of approximately $245,000 into 3,177,168 Class A common shares at a conversion price of $6.372 per share.

         In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures and were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the accompanying March 31, 2000 consolidated balance sheet and is being amortized over the life of the convertible debentures of five years.

         In June 1999, the Company entered into a strategic agreement with Fujitsu Telecommunications Europe Limited ("FTEL") on DSL and HDSL product development, manufacturing, and global marketing. As part of this agreement, FTEL will assist the Company in the funding of certain future developments of DSL products. Additionally, employees of Westell Europe Limited ("WEL"), the Company's United Kingdom operations, headquartered in Cambridge, England, became employees of FTEL. Furthermore, FTEL assumed WEL's lease of office space, purchased certain fixed assets and inventories of WEL and earned manufacturing rights.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuation affecting net investments and earnings denominated in foreign currencies. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the Great British pound and the Irish pound. The Company also has a sales order and accounts receivable denominated in Great British pounds. The Company at times uses foreign currency hedging to manage the exposure to changes in the exchange rate on accounts receivable.

         As of March 31, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $184,000. The Company also recorded a

$650,000 foreign currency gain from the liquidation of Westell Europe Ltd. in Other (income) expense in the three months ended December 31, 1999. This was recorded as cumulative foreign currency translation adjustment, as part of retained earnings, until Westell Europe, Ltd. was substantially liquidated.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, primarily U.S. dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the Consolidated Financial Statements included herein at Part II, Item 8 of this Annual Report on Form 10k, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e., from approximately 9% to approximately 19%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $380,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2000. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by Item 8, together with the report thereon of the independent accountants dated May 10, 2000 are set forth on pages 46 - 64 of this report. The Consolidated Financial Statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated May 10, 2000 are set forth on pages 65 and 66 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2000 under the caption "Election of Directors," which information is herein by reference.

(b)      Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2000 under the caption "Executive Officers," which information is herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2000 under the caption "Compensation of Directors and Executive

         Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2000 under the caption "Ownership of the Capital Stock of the Company," which information is herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2000 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. for the fiscal year ended March 31, 2000, together with the Report of Independent Public Accountants, are set forth on pages 46 through 50 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedules
                           -----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 1998, 1999 and 2000 as applicable:

                           Report of Independent Public Accountants - page 65

                           Schedule II - Valuation and Qualifying Accounts - page 66

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           2.1 Agreement and Plan of Merger, dated December 13, 1999, among Teltrend Inc., Westell Technologies Inc. and Theta Acquisition Corp. (incorporated herein by reference to Exhibit 99.2 to Westell Technologies, Inc.'s Report on Form 8-K filed December 17, 1999)
                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended.
                           3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Westell Technologies, Inc.'s Registration Statement on Form S-4, as amended, Registration No. 333-95539).

                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20, 1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (see Exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1 Loan and Security agreement dated as of October 13, 1998 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference Plus, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's form 10-Q for period ended September 30, 1998).
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan.(2) (Incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7    Teltrend Inc. 1996 Stock Option Pla
                                    (Incorporated by reference to the Teltrend
                                    Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to Exhibit
                                    10.9 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.10    Limited Liability Company Operating
                                    Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland Properties, Ltd. (incorporated herein by reference to Exhibit
                                    10.10 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No.
                                    33-98024).
                           10.12 Term Note dated as of October 13, 1998 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., and Conference

                                    Plus, Inc. (incorporated herein by reference
                                    to Exhibit 10.2 to the Company's form 10-Q
                                    for period ended September 30, 1998).
                           *10.13   Agreement dated September 13, 1988 between
                                    Richard Riviere and Westell Technologies,
                                    Inc., as amended (incorporated herein by
                                    reference to Exhibit 10.14 to Westell
                                    Technologies, Inc.'s Registration Statement
                                    on Form S-1, as amended, Registration No.
                                    33-98024).
                           10.14    Revolving Note dated as of October 13, 1998
                                    payable to LaSalle National Bank and made by
                                    Westell Technologies, Inc., Westell, Inc.,
                                    Westell International, Inc., and Conference
                                    Plus, Inc. (incorporated herein by reference
                                    to Exhibit 10.2 to the Company's form 10-Q
                                    for period ended September 30, 1998).
                           10.15    Equipment Loan Note dated as of October 13,
                                    1998 payable to LaSalle National Bank and
                                    made by Westell Technologies, Inc., Westell,
                                    Inc., Westell International, Inc., and
                                    Conference Plus, Inc. (incorporated herein
                                    by reference to Exhibit 10.3 to the
                                    Company's form 10-Q for period ended
                                    September 30, 1998).
                           10.16    Lease for Three National Plaza at Woodfield
                                    dated December 24, 1991 by and between the
                                    First National Bank of Boston, as Trustee
                                    pursuant to that certain Pooling and
                                    Security Agreement dated April 1, 1988, and
                                    Conference Plus, Inc., as amended and
                                    modified. (incorporated herein by reference
                                    to the Exhibit No. 10.17 to the
                                    Company's form 10-K for fiscal year ended
                                    March 21, 1996).
                           10.17    Lease dated December 10, 1993 between
                                    LaSalle National Trust, N.A., as Trustee
                                    under Trust Agreement dated August 1, 1979,
                                    known as Trust No. 101293, and Westell
                                    Incorporated, as amended and modified
                                    (incorporated herein by reference to
                                    Exhibit No. 10.18 to the Company's
                                    Form 10-K for fiscal year ended March 21,
                                    1996).
                           21.1     Subsidiaries of the Registrant (incorporated
                                    herein by reference to Exhibit 21.1 to
                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                           23.1     Consent of Arthur Andersen LLP.
                           27       Financial Data Schedule.



                       *Management contract or compensatory plan or arrangement.

   (b)     Reports on Form 8-K
           -------------------

          There following reports were filed on Form 8-K filed for the three months ended March 31, 2000:

           1. Form 8-K filed on February 2, 2000 relating to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act applicable to Westell's offer, pursuant to a proposed merger, to acquire all of the outstanding shares of common stock of Teltrend Inc.

           2. Form 8-k filed on March 30, 2000 relating to the closing of the Company's acquisition of Teltrend, Inc.

           Subsequent to year-end, on May 22, 2000, an amended Form 8-K was filed which included certain financial and pro forma information relating to the Company's acquisition of Teltrend, Inc.
 .

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2000.

                                                    WESTELL TECHNOLOGIES, INC.

                                                    By  /s/ Marc Zionts
                                                      --------------------------
                                                      Marc Zionts, Chief
                                                       Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 28, 2000.

               Signature                           Title
               ---------                           -----


/s/ Marc Zionts                         Chief Executive Officer and Director
-------------------------------------
              Marc Zionts

/s/ John W. Seazholtz                   Chairman of the Board of Directors
-------------------------------------
          John W. Seazholtz

/s/ Melvin J. Simon                     Assistant Secretary and Treasurer and
-------------------------------------
           Melvin J. Simon              Director

/s/ Nicholas C. Hindman                 Chief Financial Officer and Vice
-------------------------------------   President (Principal Financial Officer
         Nicholas C. Hindman            and Principal Accounting Officer)


/s/ Robert C. Penny III                 Director
-------------------------------------
          Robert C. Penny III

/s/ Paul A. Dwyer
-------------------------------------
          Paul A. Dwyer                 Director


/s/ Thomas A. Reynolds, III
-------------------------------------
          Thomas A. Reynolds, III       Director


 /s/ Howard L. Kirby, Jr.               Director
-------------------------------------
           Howard  L. Kirby,  Jr.

/s/ J. W. Nelson                        Director
-------------------------------------
           J. W.  Nelson

/s/ Bernard F. Segesketter              Director
-------------------------------------
           Bernard F. Sergesketter


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                                                           Page
----                                                                                                           ----

Consolidated Financial Statements:

Report of Independent Public Accountants................................................................         45
Consolidated Balance Sheets -- March 31, 1999 and 2000..................................................         46
Consolidated Statements of Operations for the years ended March 31, 1998, 1999 and 2000.................         48
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1999 and 2000.......         49
Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1999 and 2000.................         50
Notes to Consolidated Financial Statements..............................................................         51


Financial Statement Schedules:

Report of Independent Public Accountant.................................................................         65
Schedule II -- Valuation and Qualifying Accounts........................................................         66


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westell Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.





                                                          ARTHUR ANDERSEN LLP


Chicago, Illinois
May 10, 2000


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                   March 31,
                                                                                                   ---------
                                                                                              1999         2000
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................     $6,715     $27,258
  Short-term investments.................................................................      --          1,951
  Accounts receivable (net of allowance of $703,000 and $855,000, respectively)..........     14,132      42,025
  Inventories............................................................................     10,376      30,741
  Prepaid expenses and other current assets..............................................      1,108       2,200
  Refundable income taxes................................................................         60       6,222
  Deferred income tax asset..............................................................      1,000       3,319
  Land and building held for sale........................................................     --           3,309
                                                                                          ----------     -------

           Total current assets..........................................................     33,391     117,025
                                                                                           ---------    --------

Property and equipment:
  Machinery and equipment................................................................     18,561      34,686
  Office, computer and research equipment................................................     18,230      18,682
  Leasehold improvements.................................................................      2,091       3,436
                                                                                           ---------   ---------
                                                                                              38,882      56,804

  Less accumulated depreciation and amortization.........................................     25,531      30,435
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     13,351      26,369
                                                                                           ---------   ---------

Goodwill and intangibles, net............................................................       --       175,482
                                                                                         -----------------------

Deferred income tax asset and other assets...............................................     17,665      23,694
                                                                                          ----------  ----------

           Total assets..................................................................  $  64,407   $ 342,570
                                                                                           =========   =========




                  The accompanying notes are an integral part of these
                          Consolidated Balance Sheets.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                                    ---------
                                                                                              1999         2000
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................   $ 7,616      $21,528
  Accrued expenses.......................................................................     7,068       22,591
  Accrued compensation...................................................................     4,305        6,938
  Current portion of long-term debt......................................................     2,189        1,633
                                                                                           --------     --------

           Total current liabilities.....................................................    21,178       52,690
                                                                                           ---------   ---------

Long-term debt...........................................................................     2,625        1,117
                                                                                          ----------   ---------

Convertible debt, net of debt discount of $669,000.......................................       --         6,611
                                                                                         -------------- --------

Other long-term liabilities..............................................................     1,480        2,489
                                                                                          ----------   ---------

Commitments

Stockholders' equity:
Class A common stock, par $0.01..........................................................       169          402
  Authorized -- 85,000,000 shares
  Issued and outstanding - 16,928,650 at March 31, 1999 and 40,179,110 at March 31,
    2000
Class B common stock, par $0.01..........................................................       195          190
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,527,569 at March 31, 1999 and 19,051,369 at March 31,
    2000
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................    --              840
Additional paid-in capital...............................................................    97,561      345,485
Cumulative translation adjustment........................................................       455          184
Accumulated deficit......................................................................  (59,256)     (67,438)
                                                                                         -----------   ---------

      Total stockholders' equity.........................................................    39,124      279,663
                                                                                          ----------   ---------

           Total liabilities and stockholders' equity.................................... $  64,407    $ 342,570
                                                                                          ==========   =========


                  The accompanying notes are an integral part of these
                          Consolidated Balance Sheets.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                 ------------------------------
                                                                                   1998       1999        2000
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $72,206    $71,863     $89,655
Service revenue...............................................................    14,145     21,317      32,378
                                                                                --------   --------    --------
   Total revenues.............................................................    86,351     93,180     122,033
                                                                                --------   --------     -------

Cost of equipment sales.......................................................    51,743     55,439      70,965
Cost of services..............................................................     7,116     12,877      20,574
                                                                                --------  ---------   ---------
   Total cost of goods sold...................................................    58,859     68,316      91,539
                                                                                 --------   --------    -------

    Gross margin..............................................................    27,492     24,864      30,494
                                                                                  ------     ------      ------
Operating expenses:
  Sales and marketing.........................................................    19,296     19,442      14,808
  Research and development....................................................    26,558     26,605      10,789
  General and administrative..................................................    13,151     13,117      14,003
  Goodwill amortization.......................................................     --         --           1,326
  Restructuring charge........................................................     1,383        800         550
                                                                                --------     -------     ------

     Total operating expenses.................................................    60,388     59,964       41,476
                                                                                 --------   --------     -------

Operating loss................................................................   (32,896)  (35,100)     (10,982)
Other income, net.............................................................    14,290        404        1,056
Interest expense..............................................................       502        296        1,856
                                                                                 --------   --------   ---------

Loss before income tax benefit................................................   (19,108)  (34,992)     (11,782)
Benefit for income taxes......................................................    (5,137)      --        (3,600)
                                                                                 ---------------------  --------

Net loss......................................................................  $(13,971) $(34,992)     $(8,182)
                                                                                ========= =========     ========


Net loss per basic and diluted common share...................................   $ (0.38)  $ (0.96)     $ (0.22)
                                                                                 ========  ========     ========

Average number of basic and diluted common shares outstanding ................    36,348     36,427       37,760
                                                                                 ========   ========     =======


               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock
                                           Shares Issued
                                                and                        Additional  Cumulative                       Total Stock-
                          Comprehensive    Outstanding        Par Value     Paid-in   Translation  Deferred  Accumulated  holders'
                              Loss       Class A   Class B  Class A Class B  Capital  Adjustment Compensation  Deficit    Equity
                              ----       -------   -------  ---------------  -------  -----------------------  -------    ------

                                                                      (in thousands)

Balance, March 31, 1997.....              14,985    21,336 $    150 $    213 $ 96,285 $  (167)        --    $ (10,293)   $ 86,188
Net loss.................... $(13,971)      --        --        --       --      --       --          --      (13,971)   (13,971)
  Stock awards..............                --        --        --       --        48     --          --          --           48
  Translation adjustment....      (46)      --        --        --       --      --       (46)        --          --         (46)
Total Comprehensive Loss....  (14,017)
                              ========
  Class B Stock Converted to
     Class A Stock..........                 305     (305)        3      (3)     --       --          --          --          --
   Options Exercised........                  63      --          1      --       649     --          --          --          650
  Shares granted under Stock
     Incentive Plan.........                   2      --        --       --        25     --          --          --           25
  Shares sold under Employee
     Stock Purchase Plan....                  17      --        --       --       247     --          --          --          247

Balance, March 31, 1998.....              15,372    21,031      154      210   97,254    (213)        --      (24,264)     73,141
  Net loss..................  (34,992)      --        --        --       --      --       --          --      (34,992)   (34,992)
  Translation adjustment....       668      --        --        --       --      --        668        --          --          668
Total Comprehensive Loss....  (34,324)
                              ========
  Class B Stock Converted to
     Class A Stock..........               1,503   (1,503)       15     (15)     --       --          --          --          --
  Options Exercised.........                  11      --        --       --       108     --          --          --          108

  Shares sold under Employee
     Stock Purchase Plan....                  42      --        --       --       199     --          --          --          199


Balance, March 31, 1999.....              16,928    19,528      169      195   97,561      455        --      (59,256)     39,124
  Net loss..................   (8,182)      --        --        --       --      --       --          --       (8,182)    (8,182)
  Translation adjustment....     (271)      --        --        --       --      --      (271)        --          --        (271)
Total Comprehensive Loss.... $(42,777)
                              ========
  Class B Stock Converted to
     Class A Stock..........                 477     (477)        5      (5)     --       --          --          --          --
  Issuance of Class A Common
    Stock and Issuance of stock options
     for acquistion.........              20,196      --        202      --   227,564     --          --          --      227,766
  Options Exercised  including tax benefit   551      --          6      --     7,385     --          --          --        7,391
 Warrants issued with
   Subordinated debentures..                --        --        --       --     1,838     --          --          --        1,838
 Conversion of Subordinated
     Debentures and accrued interest, net
     of related debt issuance costs of
    $639 and debt discount of $1,169       2,014      --         20      --    11,002     --          --          --       11,022
Shares sold under Employee
     Stock Purchase Plan....                  13      --        --       --       135     --                      --          136
Deferred Compensation.......                 --       --        --       --        --     --          840         --          840

Balance, March 31, 2000.....              40,179    19,051 $    402 $    190 $345,485 $    184  $     840   $ (67,438)   $279,663


               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended March 31,
                                                                                 -------------------------------
                                                                                   1998       1999        2000
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................................................  $(13,971) $(34,992)     $(8,182)
  Reconciliation of net loss to net cash used in
     operating activities:
       Depreciation and amortization..........................................     6,953      7,022        8,439
       Stock awards...........................................................        73         -           -
       Deferred taxes.........................................................    (4,714)        -       (7,222)
       Gain on liquidation of Westell Europe Ltd..............................         -          -        (426)
        Accrued  interest expense on debentures converted.....................          -          -         110
        Deferred compensation.................................................          -          -         840
  Change in assets and liabilities:
     Increase in accounts receivable..........................................      (324)   (1,441)     (16,811)
     Decrease (increase) in inventories.......................................        980     (552)      (7,271)
     Decrease (increase) in prepaid expenses and other current assets.........     1,077    (1,008)          113
     Decrease (increase) in refundable income taxes...........................       210         50         (15)
      Increase in accounts payable and accrued expenses.......................     2,939        984        7,890
     Increase (decrease) in accrued compensation..............................     2,531    (1,359)          277
                                                                                --------  --------      -------

          Net cash used in operating activities...............................   (4,246)   (31,296)     (22,258)
                                                                                --------  --------      -------

Cash flows from investing activities:
  Purchases of property and equipment.........................................    (5,802)   (5,985)     (11,434)
  Proceeds from sale of equipment.............................................        -          -           432
  (Increase) decrease in other assets.........................................       (78)        16          (8)
  Decrease in short-term investments..........................................    10,166        684            -
  Cash acquired in acquistion.................................................          -          -      29,805
  Sale of land and building held for sale.....................................    16,203           -              -
                                                                                --------  --------      -------

          Net cash provided by (used in) investing activities.................     20,489   (5,285)       18,795
                                                                                --------  --------      -------

Cash flows from financing activities:
  Repayment of long-term debt and leases payable..............................    (2,067)     (506)      (2,064)
  Proceeds from issuance of convertible debt..................................        -          -        18,542
  Proceeds from issuance of Common Stock including tax benefit on options.....       896        307        7,526
                                                                                --------  --------      -------

          Net cash (used in) provided by financing activities.................   (1,171)      (199)       24,004
                                                                                --------  --------      -------

Effect of exchange rate changes on cash.......................................         6       (20)            2
          Net increase (decrease) in cash and cash equivalents................     15,078  (36,800)       20,543
Cash and cash equivalents, beginning of period................................     28,437    43,515        6,715
                                                                                --------  --------      -------

Cash and cash equivalents, end of period...................................... $  43,515    $ 6,715     $ 27,258
                                                                               ==========   ========    ========

               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend Inc., design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Teltrend Inc. was acquired on March 17, 2000. Conference Plus, Inc., an 88.2%-owned subsidiary, provides teleconferencing , multipoint video conferencing, broadcast fax and multimedia teleconferencing services to various customers.

         Business Acquisition

         On March 17, 2000, the Company acquired 100% of the outstanding shares of Teltrend Inc., a designer, manufacturer and marketer of transmission products used by telephone companies to provide voice and data service over the telephone network. Each outstanding share of Teltrend Inc. was converted into 3.3 shares of the Company's class A common stock. Total consideration included the issuance of 20,196,427 shares of class A common shares valued at $213,575,312 and $10,475,940 in transaction costs. The Company also assumed 605,000 options to purchase Teltrend common stock and converted such options to Company options to purchase approximately 2.0 million shares of class A common stock, which are included in the stock option activity table illustrated in Note 8. The exercise prices of the options assumed range from $3.7121 to $15.5303 and have an average exercise price of $5.6989. The fair value of the options assumed was $14,190,621 and is included in the purchase price and as a component of stockholders equity in the consolidated financial statements. The fair value of the options assumed was estimated using the Black-Scholes option pricing model.

         The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The results of operations have been included in the consolidated financial statements since the date of acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price of approximately $238,241,873 exceeded the fair market value of net assets acquired, resulting in goodwill of $64,207,801 and synergistic goodwill of $57,000,000 which will be amortized on a straight-line basis over an average of approximately ten years.

         In connection with the acquisition of Teltrend, the Company will involuntarily terminate certain employees of Teltrend and recorded approximately $2.4 million in severance benefits which is included in the $10,475,940 transaction costs described above. See Note 10 for further discussion.

         The following unaudited pro forma consolidated results of operations data (in thousands, except per share data) assumes the business acquisition described above occurred on April 1, 1998. The pro forma results below are based on historical results of operations including adjustments for interest, depreciation and amortization and do not necessarily reflect actual results that would have occurred.

                           March 31,        March 31,
                              1999             2000
                           -----------      -------
Revenue                    $201,214           $215,367
Net income                 (56,230)           (30,676)
Earnings per share            (.99)              (.50)

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

         Short-Term Investments

         Short-term investments generally consist of certificates of deposit, time deposits, commercial paper and short-term government obligations. These securities have original maturity dates exceeding three months and less than one year. Such investments are stated at cost, which approximates fair value.

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                    March 31,
                                                                    ---------
                                                              1999         2000
                                                              ----         ----
                                                                (in thousands)

        Raw materials....................................   $ 4,631     $ 19,248
        Work in process..................................       328        1,934
        Finished goods...................................     8,109       13,707
        Reserve for excess and obsolete inventory........   (2,692)      (4,148)
                                                           --------     --------

                                                            $10,376      $30,741
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

         Goodwill and Intangibles

         Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At March 31, 2000, the cost basis and useful lives of intangible assets consist of the following:

                                        Cost Basis              Life
                                        ----------              ----
                                      (in thousands)

Goodwill                                    $64,208             15 years
Synergistic goodwill                         57,000              5 years
Product technology                           55,600            2-7 years
                                       ------------
   Total                                    176,808
Less -- accumulated amortization            (1,326)
                                       ------------
   Net                                     $175,482
                                       ============

On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events and circumstance indicate that carrying amount may not be recoverable. To date, no such events or changes in circumstance have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

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

         Effective April 1, 1999, in an effort to associate the transfer of title of forward priced DSL products to the customer with the recognition of the loss, the Company began recording losses due to forward pricing upon shipment to the customer. Prior to March 31, 1999, the Company recorded losses due to forward pricing of DSL products based upon orders received. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects were immaterial. As of March 31, 2000 the Company has not committed to any binding purchases from customers priced below production costs.

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

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:

                                                                                                March 31,
                                                                                   ----------------------------
                                                                                   1998       1999        2000
                                                                                   ----       ----        ----
                                                                                         (in thousands)

Schedule of noncash investing and financing activities:
          Property purchased under equipment notes............................        $--       $900     $  --
          Warrants issued with subordinated debentures........................         --         --       1,838
          Conversion of subordinated debentures and accrued interest, net of
             related debt issuance costs of $639 and debt discount of $1,169..                            11,022

 Acquisition of Teltrend, Inc.
             Fair value of assets acquired ...................................      $  --      $  --    $252,132
             Liabilities assumed..............................................         --         --    (24,366)
             Common stock issued and options assumed..........................         --         --   (227,766)

Cash paid (received) for:
          Interest............................................................      $ 516      $ 236   $ 1,207
          Income taxes........................................................      (633)          5        29


         Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                  Cash and cash equivalents, short-term investments, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

                  Revolving promissory notes and installment notes payable to a bank: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

                  Convertible debentures: the carrying amount and the fair value of the convertible debentures at March 31, 2000 were $6.6 million and $37.1 million, respectively. The fair value was calculated using the closing price of the Company's class A common stock on March 31,2000. During April 2000, substantially all of the remaining convertible debentures were converted into shares of class A common stock. See Note 4.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, depreciation, employee benefit plans, taxes, and contingencies, among other things.

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

         The Company records transaction gains or losses within Other income (expense) for fluctuations on foreign currency rates on accounts receivable and cash and for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         Computation of Net Loss Per Share

         The Company follows the provisions of Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires the company to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31, 1998, 1999 and 2000, and therefore the net loss per basic and diluted earnings per share are the same.

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


NOTE 2. REVOLVING PROMISSORY NOTES:

         During fiscal 1999 the company had secured a revolving promissory note and an equipment borrowing facility. The revolver enables the Company to borrow up to $16.0 million as of March 31, 1999 and 2000 and is due on demand. The revolver bears interest at the bank's prime rate (9.0% at March 31, 2000) or Libor rate plus 2.5%, and is secured by substantially all of the assets of the Company. The equipment borrowing facility allows the Company to borrow up to $5.0 million and $4.1 million as of March 31, 1999 and 2000, respectively.

         The Company had borrowings outstanding of $500,000 under the revolving notes as of March 31, 1999, and had no borrowings outstanding as of March 31, 2000. Borrowings under equipment borrowing facilities totaled $3.3 million and $2.8 million at March 31, 1999 and 2000, respectively, and are included as installment notes payable described in Note 3.

         Both borrowing facilities require the maintenance of a minimum cash to current maturity ratio, a current ratio and a maximum debt to net worth ratio. The Company was in compliance with all such covenants as of March 31, 1999 and 2000.

         Borrowings under the revolving promissory notes facility were limited to 80% of eligible accounts receivable and 40% of eligible inventory. The Company was eligible to borrow all of the available revolving promissory note facility as of March 31, 2000.

NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                                     March 31,
                                                                                              1999         2000
                                                                                              ----         ----
                                                                                                (in thousands)

        Revolving Promissory note payable to a bank, interest at prime, secured by
            substantially all assets of the Company, due through August 1999.............  $     500    $  --
        Equipment Promissory note payable to a bank, interest at prime, secured by
             certain assets of the Company, due through August 2002......................        900       --
        Capitalized lease obligations secured by related equipment.......................         81       --
        Installment notes payable to a bank, interest LIBOR +2.5% on March 31, 1999
             and 2000, secured by substantially all assets of the Company, due through 2002    3,333       2,750
                                                                                            --------    --------

                                                                                               4,814       2,750

        Less current portion.............................................................    (2,189)     (1,633)
                                                                                            --------    --------

                                                                                              $2,625      $1,117
                                                                                              ======      ======

         Future maturities of long-term debt at March 31, 2000 are as follows
         (in thousands):

        2001.............................................................................     $1,633
        2002.............................................................................      1,117
                                                                                               -----

                                                                                              $2,750
                                                                                              ======

NOTE 4. CONVERTIBLE DEBENTURES AND WARRANTS:

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

         In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which is approximately 140% of the initial conversion price of the debentures and were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the accompanying March 31, 2000 consolidated balance sheet and is being amortized over the life of the convertible debentures of five years.

         As of March 31, 2000, holders of these debentures converted an aggregate principal amount of $12,720,000 and the accrued interest thereon of approximately $110,000 into 2,013,548 Class A common shares at a conversion price of $6.372 per shares. The amount converted to equity is net of a pro rata portion of the total debt discount and debt issuance costs in the amounts of $1,168,788 and $639,279, respectively.

         During April 2000, under the terms of the Company's convertible debentures, the debenture holders converted an additional $6,280,000 principle amount of convertible debentures into 1,003,375 class A common shares at a conversion price of $6.372 per share.

NOTE 5. INCOME TAXES:

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:

                                                Fiscal Year Ended March 31,
                                               -----------------------------
                                                1998       1999        2000
                                                ----       ----        ----
                                                      (in thousands)
        Federal:
          Current.......................... $   (374) $    --          $(284)
          Deferred.........................   (4,098)     --          (2,866)
                                              ------- -----------    --------

                                              (4,472)     --          (3,150)
                                              ------- -----------     -------

        State:
          Current..........................      (49)     --             (40)
          Deferred.........................     (616)     --            (410)
                                                ----- -----------      ------

                                                (665)     --            (450)
                                                ----- -----------      ------

             Total.........................  $(5,137) $     --     $ (3,600)
                                             ======== ===========  =========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 1998, 1999 and 2000, the Company generated approximately $700,000, $750,000 and $662,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                                     Fiscal Year Ended March 31,
                                                                     ---------------------------
                                                                    1998        1999       2000
                                                                    ----        ----       ----

        Statutory federal income tax rate...................        (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment.............................          1.6        0.7       0.6
        State income tax, net of federal tax effect.........         (4.9)      (4.9)     (4.9)
        Income tax credits recognized.......................         (3.7)      (2.1)     (4.2)
        Valuation allowance.................................         15.2       40.5       7.6
        Goodwill amortization...............................           -          -        4.2
        Other...............................................         (1.1)      (0.2)      0.1
                                                                   -------  ---------     ----

                                                                    (26.9)%      0.0%    (30.6)%
                                                                  ========= ========= ==========


         Components of the net deferred income tax asset are as follows:

                                                                  March 31,
                                                                  ---------
                                                             1999         2000
                                                             ----         ----

                                                               (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts..................   $  259     $ 226
          Alternative minimum tax credit...................      446       605
          Research and development credit carryforward.....    3,918     4,580
          Capital loss carryforward........................        -     2,345
          Compensation accruals............................      320       562
          Inventory reserves...............................    1,101     2,092
          Warranty reserve.................................      532     1,077
          Net operating loss carryforward..................   27,276    30,544
          Property and equipment...........................      430       322
          Group Insurance..................................      151       462
          Non-employee stock options.......................        -       326
          Other............................................    (660)     1,154
                                                            --------  --------

                                                              33,773    44,295

           Valuation allowance.............................  15,200)  (18,500)
                                                             -------  --------

             Net deferred income tax asset.................  $18,573   $25,795
                                                             =======   =======

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured and the Company has incurred operating losses for the 1998, 1999 and 2000 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the portion of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was no longer sufficient to realize all of the deferred tax asset and as such the Company recorded a valuation allowance of $2.9 million and recorded an additional allowance of $12.3 million in 1999. At March 31, 2000 management re-assessed the valuation of the Company's deferred tax asset and determined that the tax planning strategy was sufficient to support the realization of the net deferred income tax asset. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an a reduction in the valuation allowance will be recorded.

         The Company has approximately $7.5 million in income tax credit carryforwards and a tax benefit of $30.5 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

NOTE 6. COMMITMENTS:

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


     Total minimum future rental payments at March 31, 2000 are as follows (in thousands):

        2001...............................................     $4,538
        2002...............................................      3,500
        2003...............................................      2,746
        2004...............................................      2,701
        2005...............................................      2,736
        Thereafter.........................................     28,026
                                                             ---------

                                                               $44,247
                                                               =======


NOTE 7. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

         On March 24, 1998, the Company filed a 14(c) information statement to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock authorized for issuance from 43,500,000 to 65,500,000. In the same filing the Company amended the Westell Technologies, Inc. 1995 Stock Incentive Plan to increase the number of shares of Class A Common Stock available for grant thereunder by 5,000,000 shares of Class A Common Stock. This was adopted through a consent of the majority shareholder on April 20, 1998.

         On March 16, 2000 at a special meeting of stockholder, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of class A Common Stock authorized for issuance from 65,500,000 to 85,000,000 and approved the issuance of shares of Class A Common Stock pursuant to the merger with Teltrend.

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

         Prior to the Company's initial public offering in November 1995, restricted common shares were granted to certain employees. The number of restricted shares vested in 1998 for these stock awards was 1,706,894 shares. The Company valued the stock awards at the approximate date of the grants. Compensation expense of $48,000 was recognized in fiscal 1998 based on the fair market value of the shares granted. The shares were fully vested as of March 31, 1998, therefore there was no vesting or compensation expense for fiscal 1999 and 2000.

Stock Restriction Agreements:

         The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,598,122 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

NOTE 8. EMPLOYEE BENEFIT PLANS:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $208,000, $395,000 and $501,000 for fiscal 1998, 1999 and 2000, respectively.

         Employee Stock Purchase Plan:

         The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 1998, 1999 and 2000 there were 182,068, 139,936 and 126,512 shares, respectively, available for future issuance.

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan (SIP plan) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company. During fiscal 2000, the SIP plan was amended to allow the issuance of stock options to advisory board members and consultants. The Company issued 1,561 shares for stock awards under this plan in fiscal 1998. Compensation expense of $25,000 was recognized in fiscal 1998 for the stock awards granted. No stock awards were issued in fiscal 1999 or 2000.

         During March 2000, as part of the Teltrend merger (see Note 1), the Company adopted the following three stock options plans (collectively the "three adopted option plans"): Teltrend Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan"), Teltrend Inc. 1996 Stock Option Plan ( the "1996 Stock Option Plan"), and Teltrend Inc. 1997 Non-Employee Director Stock Option Plan ( the "1997 Director Option Plan"). Under both the 1995 and 1996 Stock Option Plans nonqualified stock options were granted to key employees. Nonqualified stock options were granted to Non-Employee Directors under the 1997 Director Option Plan.

         Under the Company's Stock Incentive Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan ("all stock plans"), 13,000,000 shares were authorized and there were 6,509,482 shares available for further issuance at March 31, 2000. The stock option activity under all stock plans is as follows:

                                                Outstanding     Weighted Average
                                                  Options        Exercise Price
                                                  -------        --------------

        Outstanding at March 31, 1997.........   1,107,650          $  9.45

                  Granted.....................   2,079,450            14.55
                  Exercised...................    (63,480)            10.25
                  Expired.....................      --               --
                  Canceled....................   (458,200)            12.29
                                               -----------        ---------
        Outstanding at March 31, 1998.........   2,665,420            12.92

                  Granted.....................   3,068,876             7.12
                  Exercised...................    (11,330)             9.53
                  Expired.....................      --               --
                  Canceled.................... (3,079,520)            12.43
                                              ------------        ---------
        Outstanding at March 31, 1999.........   2,643,446             6.69

                  Granted.....................   4,287,827             7.11
                  Exercised...................   (551,041)            6.07
                  Expired.....................      --               --
                  Canceled....................   (543,020)             5.49
                                               -----------         --------
        Outstanding at March 31, 2000.........   5,837,212          $  7.17


         The exercise price of the stock options granted is generally established at the market price on the date of the grant. On August 6, 1998, nonqualified stock options issued to non-board members prior to August 6, 1998 were cancelled and reissued at the then current market price of $6.219. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

         As part of the Teltrend merger on March 17, 2000, the vested options under the three adopted option plans were exchanged at a ratio of 3.3 shares of Westell common stock for each share of Teltrend common stock and the option strike price was adjusted by that same ratio. These options are included in the granted totals above for the year ended March 31,2000.

         During fiscal 2000, the Company granted 30,000 stock options to non-employee advisory board members. Compensation expense of $840,000 was recognized for the issuance of these non-employee stock options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" FAS 123.

          The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to options granted to "employees" as defined in APB Opinion 25. Had compensation cost for these options been determined consistent with ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $(17,742,000), $(44,349,000) and $(13,530,000) and $(0.49), $(1.22) and $(.36) for fiscal 1998,
1999 and 2000, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2000:


                                         Options Outstanding                                Options Exercisable
                                         -------------------                                -------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/00              Life         Exercise Price         3/31/00        Exercise Price
    ------------    --------------------------------------  --------------   -------------------  --------------

   $3.71 -  $4.00        1,314,000             9.01 yrs           $ 4.00              57,250          $ 3.96
    4.73 -   6.16        1,220,842             7.19 yrs             5.14           1,220,311            5.15
    6.22 -   6.22        1,734,210             7.25 yrs             6.22             687,172            6.22
    6.36 -   8.00          944,010             9.13 yrs             6.77             655,090            6.77
    8.52 -  36.18          624,150             9.03 yrs            21.03              73,500           19.15
                       -----------           ----------       ----------           ---------      ----------

    $3.71 - 36.18        5,837,212             8.13 yrs           $ 7.17           2,693,323          $ 6.18


         The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, with the exception of the options assumed in the acquisition which are described in Note 1. The estimate assumes, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. A majority of the options granted to employees in fiscal 1998 and 1999 vest ratably over five years. Options granted in fiscal 2000 related to the Teltrend merger were fully vested due to the change in control provision in the three adopted plans. A majority of the remaining options granted to employees in fiscal 2000 vest ratably over two - five years. Certain options vest upon the earlier of the achievement of individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 1998, 1999 and 2000 were $9.70, $4.72 and $5.52, respectively.

NOTE 9. SEGMENT AND RELATED INFORMATION:

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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                                 Telecom          Telecom      Consolidated
                                                Equipment        Services         Total
                                                ---------        --------         -----
1998
      Revenues.................................   $ 72,206       $ 14,145       $ 86,351
      Operating income (loss)..................   (36,522)          3,626       (32,896)
      Depreciation and amortization............      5,641          1,312          6,953
      Total assets.............................     90,509          7,896         98,405

1999
      Revenues.................................     71,863         21,317         93,180
      Operating income (loss)..................   (38,554)          3,454       (35,100)
      Depreciation and amortization............      5,327          1,695          7,022
      Total assets.............................     52,774         11,633         64,407

2000
      Revenues.................................     89,655         32,378        122,033
      Operating income (loss)..................   (16,264)          5,282       (10,982)
      Depreciation and amortization............      6,085          2,354          8,439
      Total assets.............................    321,921         20,649        342,570


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:


                                                                     Fiscal Year Ended March 31,
                                                                  ------------------------------
                                                                1998             1999           2000
                                                                ----             ----           ----

Operating loss from continuing operations.................   $ (32,896)    $ (35,100)      $ (10,982)
Other income, net.........................................      14,290            404          1,056
Interest expense..........................................         502            296          1,856
                                                               --------       --------       -------

Loss from continuing operations before income taxes.......   $ (19,108)    $ (34,992)      $ (11,782)
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

         Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers that exceed 10% of total revenue are as follows:
                                                     Fiscal Year Ended
                                                             March 31,
                                                 -------------------------
                                               1998        1999       2000
                                               ----        ----       ----
        Customer A..........................    17.7%      16.2%     19.2%
        Customer B..........................     9.0       10.7       9.5
        Customer C..........................     7.2        7.7      14.7

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:
                                                    Fiscal Year Ended
                                                      March 31,
                                                      ---------
                                                   1999       2000
                                                   ----       ----
        Customer X........................         14.1%     20.6%
        Customer Y........................          8.7      18.7


         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:


                                                                 Domestic   International   Total
                                                                 --------   -------------   -----
                                                                           (in thousands)
1998
        Revenue................................................  $ 77,802      $ 8,549   $ 86,351
        Operating loss from continuing operations..............   (23,968)      (9,928)   (32,896)
        Identifiable assets....................................    95,849        2,556     98,405

1999
        Revenue................................................  $ 84,709     $  8,471   $ 93,180
        Operating loss from continuing operations..............   (26,208)      (8,892)   (35,100)
        Identifiable assets....................................    60,691        3,716     64,407

2000
        Revenue................................................ $ 111,164     $ 10,869  $ 122,033
        Operating loss from continuing operations..............    (8,917)        (739)    (9,656)
        Identifiable assets....................................   334,907        7,663    342,570


International identifiable assets for fiscal year 1998 and 1999 are related to Westell Europe, Ltd. which was sold during fiscal year 2000 and was located in the United Kingdom. International identifiable assets for fiscal year 2000 are related to Westell Ltd. (formerly Teltrend Ltd.) which was acquired as part of the acquisition of Teltrend, Inc. and is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.

NOTE 10. RESTRUCTURING CHARGE:

The Company recognized restructuring charges of $1.4 million in the three months ended December 31, 1997 and $800,000 in the three months ended March 31, 1999. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 2000, the Company has paid $1.2 million and $839,000 of the restructuring costs charged in fiscal 1998 and 1999, respectively. During the three months ending December 31, 1999, management determined that essentially all restructuring payments have been completed for fiscal year 1998 and 1999 therefore the remaining restructuring accrual balances for those periods of approximately $169,000 was reversed into income.

         The fiscal 1998 restructuring plan was to decrease costs and streamline operations related to DSL products. The fiscal 1999 restructuring plan was to further decrease costs, primarily by reducing the workforce by approximately 11%, and focusing DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners.

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend, Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc primarily related to Teltrend Inc. employees involuntarily terminated. The remaining cost of $550,000 has been charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2000, none of these costs have been paid.

The restructuring charges and their utilization are summarized as follows:


                          1998     1998  Accrued      1999     1999  Accrued at   Teltrend        2000     2000  Accrued
(Dollars in            Charged  Utilized    at     Charged  Utilized  March 31    Inc.         Charged  Utilized    at
thousands)                               March 31                       1999      Involuntary                    March
                                           1998                                   Termination                    31 2000
---------------------- -------- -------- --------- -------- -------- ------------ ----------- --------- -------- ---------
Employee Costs............$561     $287      $274     $690     $363         $601     $ 2,356      $250     $547    $2,604
Contract Costs.............736      647        89       --       --           89                    --       --        --
Legal and Other Costs...... 86       23        63      110       19          154                   300      130       300
Charge reversal             --       --        --       --       --           --                    --      169        --
---------------------- -------- -------- --------- -------- -------- ------------ ----------- --------- -------- ---------
Total...................$1,383     $957      $426     $800     $382         $844     $ 2,356     $ 550     $846    $2,904
====================== ======== ======== ========= ======== ======== ============ =========== ========= ======== =========


NOTE 11. OTHER INCOME, NET:

         In fiscal 2000, the Company recognized other income of $650,000 resulting from foreign currency gain from the liquidation of Westell Europe Ltd. In fiscal 1998, the Company recognized other income of $12.0 million, net of expenses, related to a one-time fee received from Texas Instruments for the break-up of the proposed Westell/Amati merger. Excluding the effect of these one time benefits, Other income, net would have been $2.3 million and $426,000 for fiscal year ended March 31, 1998 and 2000 respectively. Excluding these one time items, Other income, net for the years ended March 31, 1998, 1999 and 2000 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

NOTE 12. RECLASSIFICATION OF ACCOUNTS:

         Certain 1998 and 1999 amounts have been reclassified in order to conform to the current-year presentation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Westell Technologies, Inc.

         We have audited, in accordance with generally accepted auditing standards, the financial statements of Westell Technologies, Inc. and its Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated May 10, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, included herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     ARTHUR ANDERSEN LLP


Chicago, Illinois
May 10, 2000


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)


                                                                                     1998       1999        2000
                                                                                     ----       ----        ----

Balance at beginning of year..................................................       $521       $730        $703
Transfer from acquired company................................................         --         --         273
Provision for doubtful accounts...............................................        371        168         223
Provision for discounts, allowances and rebates...............................         --         --          --
Write-offs of doubtful accounts, net of recoveries............................      (162)      (195)       (344)
Discounts, allowances and rebates taken.......................................         --         --          --

Balance at end of year........................................................       $730       $703        $855
                                                                                     ====       ====        ====






                             RESTRUCTURING RESERVES
                                 (IN THOUSANDS)


                                                                                     1998       1999        2000
                                                                                     ----       ----        ----

Balance at beginning of year..................................................     $  --        $426        $844
Purchase price adjustment.....................................................         --        --        2,356
Charges to Operating expenses.................................................      1,400        800         550
Restructuring costs paid......................................................      (974)      (382)       (677)
Charge reversal...............................................................         --         --       (169)

Balance at end of year........................................................       $426       $844      $2,904
                                                                                     ====       ====      ======




