Form 10-K405/A
period 2000-03-31
WESTELL TECHNOLOGIES INC
filed 2000-07-31
CIK 1002135

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

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
        ________________________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 21, 2000 (based upon an estimate that 67% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $595,919,287. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 21, 2000, 41,495,382 shares of the registrant's Class A Common Stock were outstanding and 19,051,369 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

PART I  EXECUTIVE OFFICERS OR THE REGISTRANT


         The following sets forth certain information with respect to the current executive officers of the Company.


Name                                 Age   Position
---------------------------          ---   -------------------------------------


John W. Seazholtz..................  63    Chairman of the Board of Directors
Marc J. Zionts ....................  38    Chief Executive Officer
J. W. Nelson.......................  48    President and Chief Operating Officer
Nicholas C. Hindman, Sr............  49    Treasurer, Secretary, Vice  President
                                           and Chief Financial Officer
William J. Noll....................  58    Senior   Vice   President  of Product
                                           Development   and   Chief  Technology
                                           Officer
Marcus H. Hafner, Sr. .............  43    Executive   Vice  President  Business
                                           Development and Corporate Strategy
Steven R. Snow.....................  53    Senior   Vice  President  of   Sales,
                                           Strategic   Marketing   and  Customer
                                           Satisfaction
Richard P. Riviere.................  45    Senior Vice  President of Transaction
                                           Services  and   President  and  Chief
                                           Executive Officer - Conference  Plus,
                                           Inc.
Melvin J. Simon....................  55    Assistant    Secretary,     Assistant
                                           Treasurer and Director

         Marc J. Zionts has served as Chief Executive Officer of the Company since January 1, 2000 and Chief Executive Officer of the Company's wholly owned subsidiary Westell, Inc. since December 1997. Mr. Zionts also served as Senior Vice President of DSL System Sales of Westell, Inc. from March 1997 to December 1997. Mr. Zionts joined the Company in April 1996 as Vice President and General Manager of DSL Sales and Marketing in the United States. Prior to joining the Company, Mr. Zionts was a founder and Executive Vice President of Communicate Direct, Inc., a systems integrator and developer of imaging technologies, from August 1987 to April 1996. Prior to August 1987, Mr. Zionts held a variety of marketing and sales positions with GTE.

         J. William Nelson has served as President and Chief Operating Officer of the Company since January 1, 2000 and President of the Company's wholly owned subsidiary Westell, Inc. since March 1997 and assumed the role of Chief Operating Officer of Westell, Inc. in December 1997. Mr. Nelson also serves as Chairman of the Board of Directors of the Company's 88% owned subsidiary Conference Plus, Inc. Mr. Nelson served as President of U.S. Operations from April 1996 to March 1997 and as Executive Vice President and Chief Customer Satisfaction Officer of Westell, Inc. from July 1993 to March 1997. Mr. Nelson also has served as Senior Vice President and Chief Customer Satisfaction Officer of the Company from May 1991 to June 1993. Prior to joining the Company, Mr. Nelson held a variety of management positions, including Director of Large Account Sales and Director of Customer Service, at MCI Communications, Inc. from April 1986 to May 1991.

         Nicholas C. Hindman, Sr. has served as Treasurer, Secretary, Vice President and Chief Financial Officer since March, 2000 and as acting Treasurer, Secretary, Vice President and Chief Financial Officer of the Company since May 1999. From October 1997 to April 1999, Mr. Hindman served as General Manager of MFI Holdings, LLC, a manufacturer of consumer products. From 1992 through September 1997, Mr. Hindman operated an auditing and consulting firm specializing in initial public offerings, private placement of securities and business turnarounds.

         William J. Noll has served as Senior Vice President of Research and Development and Chief Technology Officer of Westell, Inc. since May 1997. Prior to joining the Company, Mr. Noll was Vice President and General Manager of Residential Broadband at Northern Telecom from October 1995 to May

1997. Mr. Noll held other various Vice President and Assistant Vice President positions at Northern Telecom from June 1988 to October 1996, and was Vice President Network Systems at Bell Northern Research from November 1986 to June 1988.

         Marcus H.  Hafner,  Sr.  has served as  Executive  Vice  President  for
Business Development and Corporate Strategy of Westell, Inc. since December 1997. Mr. Hafner served as Senior Vice President of Business Development from April 1996 to December 1997 and as Business Development Vice President of the Company from May 1995 to March 1996. Prior to joining the Company, Mr. Hafner was President and Chief Operating Officer of On-Demand Technologies, Inc., a broadband equipment network systems provider, from April 1992 to April 1995.

         Steven R. Snow has served as Senior Vice President of Sales, Strategic Marketing and Customer Satisfaction of Westell, Inc since March 2000. Mr. Snow served in a similar capacity for the Company's wholly owned subsidiary Teltrend, Inc. from June 1999 to March 2000. Prior to joining Teltrend, Mr. Snow was employed for more than five years by Alcatel as a Regional Vice President of Sales and Customer Service.

         Richard P. Riviere has served as Vice President of Transaction Services for the Company since July 1995 and as President, Chief Executive Officer and a Director of the Company's 88% owned subsidiary Conference Plus, Inc. since October 1988.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to current members of the Board of Directors.


                                     DIRECTOR
NAME AND AGE                           SINCE            PRINCIPAL OCCUPATION AND OTHER INFORMATION
------------                           -----            ------------------------------------------

John W. Seazholtz (63)                 1997             John W.  Seazholtz  has served as  Director  of the  Company since  December  1997  and was  elected  Chairman  in  April
                                                        2000.  Mr.  Seazholtz  was  President  and  Chief  Executive
                                                        Officer  of  Telesoft  America,  Inc.  from  May 1998 to May
                                                        2000  In  April  1998,  Mr.   Seazholtz   retired  as  Chief
                                                        Technology  Officer - Bell  Atlantic  where he served  since
                                                        June  1995.  Mr.   Seazholtz   previously   served  as  Vice
                                                        President   Technology  and  Information   Services  -  Bell
                                                        Atlantic  and  in  other  executive   capacities  with  Bell
                                                        Atlantic   beginning  in  1962.  Mr.   Seazholtz   currently
                                                        serves as a Director  for;  Odetics,  Inc.,  a  supplier  of
                                                        digital  data   management   products   for  the   security,
                                                        broadcast   and   computer   storage   markets,    and   for
                                                        ASC-Advanced  Switching   Communications,   an  ATM  network
                                                        equipment  developer  and  for  Mariner,  Inc a ATM  LAN CPE developer.

Melvin J. Simon (55)                   1992             Melvin  J.  Simon  has  served as  Assistant  Secretary  and
                                                        Assistant  Treasurer  of the Company  since July 1995 and as a Director of the Company  since  August  1992.  From August


                                                        1992 to  July  1995,  Mr.  Simon  served  as  Secretary  and
                                                        Treasurer of the  Company.  A Certified  Public  Accountant,
                                                        Mr.  Simon  founded  and has served as  President  of Melvin
                                                        J.  Simon &  Associates,  Ltd.,  a public  accounting  firm, since May  1980.  Mr.  Simon  serves  as a  Director  of the
                                                        Company's 88% owned subsidiary Conference Plus, Inc.

Paul A. Dwyer (66)                     1996             Paul A.  Dwyer  has  served  as a  Director  of the  Company since  January  1996 and as a Director of Westell,  Inc.,  a wholly  owned  subsidiary  of the  Company,  since  November
                                                        1995.  Mr.  Dwyer  served  as  Chief  Financial  Officer  of
                                                        Henry  Crown and  Company,  a private  investment  firm from
                                                        February  1981 to December  1999,  and  currently  serves as
                                                        Vice  President  --  Administration  of Longview  Management
                                                        Group, LLC, a registered  investment advisor,  since October
                                                        1998.

Robert C. Penny III (47)               1998             Robert  C.  Penny  III  has  served  as a  Director  of  the
                                                        Company  since  September  1998.  He has been  the  managing
                                                        partner  of  P.F.   Management  Co.,  a  private  investment
                                                        company, since May 1980.

Thomas A. Reynolds, III (48)           2000             Thomas A.  Reynolds  has served as  Director  of the Company
                                                        since   January  2000.  He  is  a  partner  with  Winston  &
                                                        Strawn, an international  law firm  headquartered in Chicago and  currently  serves as a member of the Board of Directors
                                                        of  Smurfit  Stone  Container   Corporation  and  Georgetown
                                                        University  and  serves as a Trustee  of the Brain  Research
                                                        Foundation.

Howard L. Kirby, Jr. (64)              2000             Howard  L.  Kirby,  Jr.  has  served  as a  Director  of the
                                                        Company   since  March  2000.   Mr.   Kirby  served  as  the
                                                        President,  Chief  Executive  Officer  and as a Director  of
                                                        Teltrend,  Inc., a wholly owned  subsidiary  of the Company, from January 1990 to March 2000.

Bernard F. Sergesketter (63)           2000             Bernard F.  Sergesketter  has  served as a  Director  of the
                                                        Company  since March 2000.  Mr.  Sergesketter  is  President and Chief  Executive  Officer of  Sergesketter & Associates,
                                                        a   telecommunications   consulting  firm,  since  1994.  He
                                                        served  as a Vice  President  of AT&T from  January  1993 to
                                                        August   1994.   Mr.   Sergesketter   was  a   Director   of
                                                        Teltrend,  Inc, a wholly  owned  subsidiary  of the Company, from  January  1996 to  March  2000 and  currently  serves a
                                                        Director  of  the  Illinois  Institute  of  Technology,  The
                                                        Mather Foundation and The Sigma Chi Foundation.




Marc J. Zionts (38)                    2000             Marc J.  Zionts  has  served as a  Director  of the  Company since  January  2000.  Mr.  Zionts  currently  serves as the
                                                        Chief  Executive  Officer  of the  Company  and  its  wholly
                                                        owned  subsidiary  Westell,   Inc..  Mr.  Zionts  served  as
                                                        Senior Vice  President of DSL System Sales of Westell,  Inc.
                                                        from March 1997 to  December  1997.  Mr.  Zionts  joined the
                                                        Company  in  April  1996  as  Vice   President  and  General
                                                        Manager of DSL Sales and  Marketing  in the  United  States.
                                                        Mr.  Zionts  also  serves  on the  board of S3  Networks,  a
                                                        private   company   focused   on   delivering   professional
                                                        services in the area of network  security,  scalability  and survivability.


J.W. Nelson (48)                       2000             J.W.  Nelson has served as a Director of the  Company  since
                                                        January   2000.   Mr.   Nelson   currently   serves  as  the
                                                        President  of  the  Company  and  as  President   and  Chief
                                                        Operating  Officer of the Company's  wholly owned subsidiary
                                                        Westell,  Inc.  Mr.  Nelson  also  serves as Chairman of the
                                                        Board of Directors  of the  Company's  88% owned  subsidiary
                                                        Conference  Plus,  Inc.  Mr.  Nelson  served as President of
                                                        U.S.  Operations  of Westell,  Inc. from April 1996 to March
                                                        1997 and as  Executive  Vice  President  and Chief  Customer
                                                        Satisfaction  Officer  of  Westell,  Inc.  from July 1993 to
                                                        March 1997.


For  information   concerning  Executive  Officers  see  the  Executive  Officer
information set forth in Part I above.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Exchange Act requires that the Company's officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During fiscal 2000, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.


EXECUTIVE COMPENSATION

         The following table sets forth information for the fiscal years ended March 31, 1998, 1999 and 2000, with respect to all compensation paid or earned for services rendered to the Company by the Company's Chief Executive Officers and the Company's four other most highly compensated executive officers who were serving as executive officers at March 31, 2000 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                ANNUAL COMPENSATION                COMPENSATION
                                                -------------------                ------------
                                                                  OTHER           SECURITIES
                                                                  ANNUAL          UNDERLYING          ALL OTHER
                                FISCAL   SALARY     BONUS    COMPENSATION (2)     OPTIONS (1)     COMPENSATION (3)
NAME AND PRINCIPAL POSITION      YEAR      ($)       ($)           ($)               (SHARES)            ($)
------------------------------- ------  --------  --------   -------------     -----------------  -----------------

Marc J. Zionts                    2000   244,038    298,080         -               500,000                   3,210
     Chief Executive Officer-     1999   233,654    298,080         -               290,000                   3,277
                                  1998   154,808    144,000         -               250,000                   1,834

Robert H. Gaynor(4)               2000   100,000          -         -               65,000                        -
  Chairman of the Board and       1999   100,000          -         -               100,000                       -
  Chief Executive Officer         1998    30,000          -         -               50,000                        -
                                                                                       -

J. William Nelson                 2000   244,038    298,080         -               195,000                   5,118
     President and Chief          1999   233,654    298,080         -               250,000                   7,624
     Operating Officer-           1998   180,385    144,000         -               210,000                   3,503

William  J. Noll                  2000   216,953    177,225       9,530              25,000                   3,127
        Senior Vice President of  1999   228,893    177,225         -               145,000                    4001
        Research & Development    1998   159,211     67,500         -                  -                          -
        and  Chief Technology
        Officer
Marcus H. Hafner, Sr.             2000   181,476    229,040         -                80,000                     255
         Executive Vice           1999   216,191    149,040         -               195,000                   2,492
President                         1998   140,419     72,000         -                  -                          -
         Business Development
         And Corporate Strategy
Richard P. Riviere                2000   172,000    150,831         -                  -                      4,889
        Vice President of         1999   150,000    103,894         -                12,000                   4,008
        Transaction Services      1998   140,000    103,894         -                12,000                   2,981
        Chief Executive Officer
        of Conference Plus,  Inc.


---------------------------
(1)      Stock  options  granted  during  fiscal 2000 were  non-qualified  stock options of Class A Common  Stock and were  issued  under the 1995 Stock
         Incentive Plan of the Company.
(2)      Represents reimbursed relocation expense and tax gross up.
(3)      Includes  matching  contributions  under  the  Company's  401(k) Profit
         Sharing Plan and life insurance  premiums,  for fiscal 2000 as follows:
         Mr. Zionts: $2,966 and $244, respectively; Mr. Nelson: $4,474 and $644, respectively;  Mr. Noll $2,047 and $1,080, respectively;  Mr. Hafner $0 and $255, respectively; and Mr. Riviere $4,464 and $425, respectively.
(4)      Mr. Gaynor retired in April 2000.


STOCK OPTION GRANTS IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES

The following tables set forth the number of stock options granted to each of the Named Executive Officers during fiscal 2000 and the stock option exercises and exercisable and unexercisable stock options held by the Named Executive Officers as of March 31, 2000. For purposes of table computations the fair market value at March 31, 2000 was equal to $31.5625 per share.


                      OPTION GRANTS IN THE LAST FISCAL YEAR




                                 INDIVIDUAL GRANTS
                                 -----------------
                            NUMBER OF      PERCENT OF                                   POTENTIAL REALIZABLE VALUE AT
                           SECURITIES    TOTAL OPTIONS                                  ASSUMED ANNUAL RATES OF
                           UNDERLYING      GRANTED TO     EXERCISE OR                   STOCK PRICE APPRECIATION
                             OPTIONS       EMPLOYEES      BASE PRICE    EXPIRATION      FOR OPTION TERM (3)
         NAME               GRANTED(#)   IN FISCAL YEAR(1)  ($/SH)(2)        DATE            5%($)        10%($)
---------------------     -------------  ----------------- -----------  -------------   -------------   ------------


Marc J. Zionts               100,000(3)           2.33%        $4.0000         4/06/09       $251,558       $637,497
                             200,000(4)           4.66%        $6.7656        10/19/09       $850,970     $2,156,525
                             200,000(5)           4.66%        $9.9375        12/08/09     $1,249,928     $3,167,563
Robert H Gaynor               65,000(2)(4)        1.52%        $4.000          4/06/09       $163,513       $414,373

J. W. Nelson                 100,000(4)           2.33%        $6.7656        10/19/09       $425,485     $1,078,262
                              95,000(3)           2.22%        $4.0000         4/06/09       $238,980       $605,622
William J. Noll               25,000(3)           0.58%        $4.0000         4/06/09        $62,889       $159,374
Marcus H. Hafner              80,000(3)           1.87%        $4.0000         4/06/09       $201,246       $509,998
Richard P. Riviere             --


(1)     Based  on  4,287,827  total options granted to employees,  including the
        Named Executive  Officers,  in fiscal
        2000.
(2)     The potential  realizable  value is calculated  based on the term of the option at its time of grant (ten years).  It is  calculated  by assuming the stock price on the date of grant appreciates at the indicated annual rate compounded  annually for the entire term of the option and that the option  is  exercised  and  sold on the  last  day of its  term  for the appreciate stock price.
(3)     These  options  vest in two equal annual  installments  beginning on the first anniversary of the option grant and have a ten year term.
(4)     These  options   vest   over  a  two-year  period  in  equal   quarterly
        installments and have a 10-year life.
(5)     These  options  are   performance  based  and vest in four equal  annual
        installments  beginning on the first
        anniversary of the option and have a ten-year life.


     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF
                                                            SECURITIES
                                                            UNDERLYING
                                                            UNEXERCISED         VALUE OF UNEXERCISED
                                                         OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT
                              SHARES          VALUE         YEAR END (#)        FISCAL YEAR END ($)
                            ACQUIRED ON     REALIZED       (EXERCISABLE/          (EXERCISABLE/
         NAME                EXERCISE #       ($)(1)       UNEXERCISABLE)         UNEXERCISABLE)(2)
---------------------     --------------   -------------  ------------------ ------------------------
Marc J. Zionts                   -              -        140,000 / 650,000   $3,541,286 / $15,849,015
Robert H. Gaynor                 -              -         42,362 / 122,638   $1,073,610 /  $3,252,323
J. William Nelson                -              -        114,250 / 330,750   $2,892,102 /  $8,541,950
William J. Noll                  -              -         63,000 / 107,000   $1,596,653 /  $2,767,245
Marcus H. Hafner, Sr.            -              -         92,500 / 182,500   $2,344,292 /  $4,802,743
Richard P. Riviere                                        12,000 /  12,000     $304,124 /    $304,124
-----------------------

(1) Value is calculated by subtracting the exercise price per share from the fair market value at the time of exercise and multiplying this amount by the number of shares exercised pursuant to the stock option.
(2) Value is calculated by subtracting the exercise price per share from $31.5625, the fair market value at March 31, 2000, and multiplying such amount by the number of shares subject to the option.


EXECUTIVE OFFICER AGREEMENTS

         In June 1998, the Company entered into Severance Agreements with each Named Executive Officer and certain other executive officers of the Company (the "Severance Agreements"). The Severance Agreements provide that in the event such officer is terminated without Cause (as defined therein) or such officer resigns for Good Reason (as defined therein), the Company shall pay to such officer severance payments equal to such officer's salary and bonus for the fiscal year in which the termination occurs, and the Severance Agreements also provide for the payment of certain amounts upon the occurrence of certain events. The executive officers entering into the Severance Agreements agreed not to compete with the Company for one year in the event that their termination entitles them to severance payments and not to solicit any Company employees for a period of one year after a termination of such officer's employment with the Company. The Company's severance payment obligations and an officer's right to this additional bonus shall terminate upon such officer's death, resignation without Good Reason, retirement or termination for Cause.

     Pursuant to an agreement dated September 13, 1988 between the Company and Richard Riviere, the Vice President of Transaction Services of the Company and President of Conference Plus, Inc., a subsidiary of the Company, Mr. Riviere receives an annual base salary of not less than $75,000 during his employment with the Company. This agreement also provides Mr. Riviere with a right of first refusal with respect to the Company's interest in Conference Plus in the event the Company decides to sell such interest. In addition, after his employment with the Company terminates, Mr. Riviere has agreed not to compete with the Company for a period of two years.

DIRECTOR COMPENSATION

Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Robert C. Penny III, who received no compensation. In the fiscal year ended March 31, 2000, outside directors except for Robert Penny III and Thomas Reynolds, who became a member of the Board in January 2000, were granted stock options to purchase 65,000 shares that vest annually over two years. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. In November 1995, Mr. Dwyer was granted an option to purchase 89,900 shares of Class A Common Stock at an exercise price of $6.50 per share. Mr. Dwyer's options vest at a rate of 1,872 shares per month commencing January 1, 1996. In addition, Mr. Simon also receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company. Other than with respect to reimbursement of expenses and the granting of stock options, directors who are employees of the Company do not receive additional compensation for service as directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is currently composed of Messrs. Dwyer (Chair), Penny and Simon, the Assistant Secretary and Assistant Treasurer of the Company. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $66,000, $40,000 and $15,475 in fiscal 1998, 1999 and 2000, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGEMENT

                        SECURITIES BENEFICIALLY OWNED BY
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of June 30, 2000, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) directors, (iii) each Named Executive Officer (as defined below), and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Under Rule 13d-3 of the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.



STOCKHOLDERS,                                                NUMBER OF              NUMBER OF         PERCENT OF
NAMED EXECUTIVE                                               CLASS A                CLASS B         TOTAL VOTING
OFFICERS AND DIRECTORS                                     SHARES (1)(2)             SHARES(2)          POWER(3)
----------------------                                  ------------------         -----------       -----------

Robert C. Penny III.....................................              --             18,598,122  (4)     62.5%
Melvin J. Simon.........................................         70,766 (5)          19,051,368(4)(7)    64.1%
J. William Nelson.......................................        362,351                     --            *
Marc J. Zionts..........................................        231,769                     --            *
Robert H. Gaynor........................................        274,020                     --            *
William J. Noll.........................................         94,500                     --            *
Marcus H. Hafner, Sr....................................        151,000                     --            *
Paul A. Dwyer...........................................         87,066                     --            *
John W. Seazholtz.......................................         43,166                     --            *
Howard L. Kirby.........................................        424,215                     --            *
Bernard F. Sergesketter.................................         33,000                     --            *
Thomas A. Reynolds III..................................         92,200                     --            *
Richard P. Riviere......................................         14,400                     --            *
All directors and executive
 officers as a group (14 persons).......................      1,746,433 (5)         19,051, 368(4)(7)    65.1%

*  Less than 1%

(1)      Includes options to purchase shares that are exercisable within 60 days of June 30, 2000 as follows:  Mr. Simon:  59,166 shares;  ; Mr. Nelson:
         186,000 shares;  Mr. Zionts:  222,500 shares;  Mr. Noll: 94,500 shares;
         Mr. Hafner:  151,000 shares;  Mr., Dwyer: 83,066 shares; Mr. Seazholtz:
         43,166 shares; Mr. Kirby 283,800;  Mr Sergesketter  29,700; Mr. Riviere
         14,400 shares ; and all  directors  and officers as a group:  1,309,298 shares.
(2)      Holders of Class B Common  Stock have four votes per share and  holders of Class A Common  Stock have one vote per share.  Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain  transferees but is convertible  into Class A Common Stock on a share-for-share basis.
(3)      Percentage of beneficial  ownership is  based on  41,495,382  shares of
         Class A Common  Stock and  19,051,369  shares  of Class B Common  Stock outstanding as of June 30, 2000.
(4)      Includes  18,598,122  shares  of  Class  B Common Stock held by Messrs.
         Penny and Simon, as Trustees pursuant to a Voting Trust Agreement dated
         February 23, 1994,  as amended  (the "Voting  Trust"),  among Robert C.
         Penny III and  Melvin J.  Simon,  as  trustees  (the  "Trustees"),  and certain members of the Penny family and the Simon family.  The Trustees have joint voting and  dispositive  power over all shares in the Voting
         Trust.  Messrs. Penny and Simon each disclaim beneficial ownership with respect  to all shares  held in the  Voting  Trust in which they do not have a pecuniary  interest.  The Voting Trust contains 5,776,059 shares held for the  benefit  of Mr.  Penny and  452,804  shares  held for the benefit of Mr. Simon. The address for Messrs. Penny and Simon is Melvin
         J. Simon & Associates,  Ltd.,  4343 Commerce  Court,  Suite 114, Lisle,
         Illinois 60532.
(5)      Includes 4,800 shares held for the  benefit of Stacy L.  Simon , Melvin
         J. Simon's daughter for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power, 4,800 shares held by Sheri A. Simon, Mr. Simon's daughter, and 2,000 shares held in trust for the benefit of Makayla G. Penny, Mr. Penny III's daughter, for which Mr. Simon is trustee and has sole voting and dispositive power.
         Mr. Simon disclaims beneficial ownership of these shares.
(6)      Mr. Gaynor retired in April 2000.
(7) Includes 98,480 shares held for the benefit of Sheri A. Simon and 98,480 held in trust for Stacy L. Simon, Melvin J. Simon's daughters for which Natalie Simon, Mr. Simon's wife, is trustee and has sole voting and dispositive power. Also includes 256,286 shares held in trust for the benefit of Makayla G. Penny, Mr. Penny III's daughter, for which Mr. Simon is trustee and has sole voting and dispositive power; Mr. Simon disclaims beneficial ownership of these shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS



Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $66,000, $40,000 and $15,475 in fiscal 1998, 1999 and 2000, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2000.




                                                WESTELL TECHNOLOGIES, INC.


                                                /s/ Nicholas C. Hindman, Sr.
                                                -------------------------------
                                                Chief Financial Officer