Form 10-Q
period 2000-06-30
WESTELL TECHNOLOGIES INC
filed 2000-08-11
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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


The number of shares outstanding of each of the issuer's classes of common stock are:

Class A Common Stock, $0.01 Par Value - 41,642,768 shares at August 1, 2000 Class B Common Stock, $0.01 Par Value - 19,033,869 shares at August 1, 2000

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                                                          Page No.
                                                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                        3
                  - As of March 31, 2000 and June 30, 2000 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                                  4
                  - Three months ended June 30, 1999 and 2000

                  Condensed Consolidated Statements of Cash Flows (unaudited)                                  5
                  - Three months ended June 30, 1999 and 2000

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                         6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  9

         Item 3. Quantitative and Qualitative Disclosures About Market Risks                                  12


PART II  OTHER INFORMATION

         Item 4. Changes in Securities and Use of Proceeds                                                    12

         Item 5. Other events                                                                                 12

         Item 6. Exhibits and Reports on Form 8-K                                                             13


SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, which are not historical facts are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's ADSL systems by telephone companies and other customers), the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as ADSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described on page 11 and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              March 31,           June 30,
                                                                                2000                2000
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................             $27,258             $12,959
  Short term investments..............................................               1,951                   -
  Accounts receivable (net of allowance of $855,000 and $1,311,000,
  respectively).......................................................              42,025              79,878
  Inventories.........................................................              30,741              43,398
  Prepaid expenses and other current assets...........................               2,200               2,597
  Refundable income taxes.............................................               6,222               6,222
  Deferred income tax asset...........................................               3,319               3,319
  Land and building held for sale.....................................               3,309               3,309
                                                                           ----------------    ----------------
      Total current assets............................................             117,025             151,682
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              34,686              36,290
  Office, computer and research equipment.............................              18,682              24,479
  Leasehold improvements..............................................               3,436               2,444
                                                                           ----------------    ----------------
                                                                                    56,804              63,213
  Less accumulated depreciation and amortization......................              30,435              32,455
                                                                           ----------------    ----------------
   Property and equipment, net........................................              26,369              30,758
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................             175,482             167,245
Deferred income tax asset and other assets............................              23,694              22,618
                                                                           ----------------    ----------------
      Total assets....................................................           $ 342,570            $372,303
                                                                           ================    ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $21,528             $53,556
  Accrued expenses....................................................              22,591              12,963
  Notes payable.......................................................                   -               8,000
  Accrued compensation................................................               6,938               6,275
  Current portion of long-term debt...................................               1,633               1,633
                                                                           ----------------    ----------------
   Total current liabilities..........................................              52,690              82,427
                                                                           ----------------    ----------------
Long-term debt........................................................               1,117               4,809
                                                                           ----------------    ----------------
Other long-term liabilities...........................................               2,489               3,007
                                                                           ----------------    ----------------
Commitments and contingencies
Convertible debt (net of debt discount of $669,000 and $0, respectively)             6,611                   -
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 402                 442
  Authorized - 85,000,000 shares
  Issued and outstanding - 40,179,110 shares at March 31, 2000 and 41,627,554 shares at June 30, 2000
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,051,369 shares at March 31, 2000 and
   June 30, 2000
Preferred stock, par $0.01............................................                   -                   -
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                 840                 840
Additional paid-in capital............................................             345,485             352,872
Accumulated other comprehensive income................................                 184                 386
Accumulated deficit...................................................            (67,438)            (72,670)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................             279,663             282,060
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 342,570           $ 372,303
                                                                           ================    ================

          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                    June 30,
                                                    ---------------------------------------
                                                            1999                  2000
                                                    ----------------        ---------------

                                                                   (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 17,188               $ 98,118
Service revenue...............................                6,971                  9,758
                                                    ----------------        ---------------
  Total revenues..............................               24,159                107,876

Cost of equipment sales.......................               11,890                 78,611
Cost of services..............................                4,764                  6,108
                                                    ----------------        ---------------
  Cost of goods sold..........................               16,654                 84,719
                                                    ----------------        ---------------

   Gross margin...............................                7,505                 23,157
Operating expenses:
  Sales and marketing.........................                3,697                  7,379
  Research and development....................                3,597                  7,438
  General and administrative..................                3,240                  5,664
  Goodwill amortization.......................                    -                  7,958
                                                    ----------------        ---------------
    Total operating expenses..................               10,534                 28,439
                                                    ----------------        ---------------
  Operating loss..............................              (3,029)                (5,282)

Other expense(income), net....................                   24                  (169)
Interest expense..............................                  379                    119
                                                    ----------------        ---------------
Loss before tax benefit.......................              (3,432)                (5,232)
Benefit for income taxes......................                    -                      -
                                                    ----------------        ---------------
                                                                            ---------------
Net loss......................................             $(3,432)               $(5,232)
                                                    ================        ===============

Net loss per basic and diluted common share...             $ (0.09)               $ (0.08)
                                                    ================        ===============
  Weighted average number of basic and diluted
common shares outstanding.....................               36,468                 62,652
                                                    ================        ===============




          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            1999                     2000
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................    $       (3,432)         $       (5,232)
Reconciliation of net loss to net cash
  used in operating activities:
  Depreciation and amortization....................................             1,857                  10,530
  Interest expenses related to conversion of debentures............                 -                     135
Changes in assets and liabilities:
  Increase in accounts receivable..................................            (2,136)                (37,911)
  Increase in inventory............................................            (1,252)                (12,734)
  Decrease (increase) in prepaid expenses and deposits.............               286                    (397)
  Decrease in refundable income taxes..............................                 5                       -
  (Increase) decrease in other assets..............................            (1,425)                    546
  (Decrease) increase in accounts payable and accrued expenses.....            (2,678)                 22,918
  Decrease in accrued compensation.................................            (1,656)                   (663)
                                                                       -----------------       -----------------
     Net cash used in operating activities.........................           (10,431)                (22,808)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................              (940)                 (6,682)
  Decrease in short term investments...............................                 -                   1,951
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................              (940)                 (4,731)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  (Repayment) borrowing of long-term debt and leases payable.......              (669)                    3,692
  Net borrowing under revolving promissory notes...................                 -                     8,000
  Proceeds from issuance of convertible debt.......................            19,000                         -
  Proceeds from the issuance of common stock.......................             1,132                     1,574
                                                                       -----------------       -----------------
     Net cash provided  in financing activities....................            19,463                    13,266
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                 4                       (26)
     Net increase (decrease) in cash...............................             8,096                   (14,299)
Cash and cash equivalents, beginning of period.....................             6,715                    27,258
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $       14,811           $        12,959
                                                                       =================       =================




          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 2000, and for all periods presented. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 ("fiscal year 2001").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 which requires companies to present basic and diluted earnings per share effective for financial statements issued for periods ending after December 15, 1997. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended June 30, 1999, and 2000, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE:

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related cost to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates that the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc., primarily related to Teltrend Inc. employees terminated. The remaining cost of $550,000 was charged to operations and relates to Westell employees terminated and other costs. As of June 30, 2000, the Company has paid approximately $615,000 of these costs.

         The Company's restructuring balances and their utilization are presented in the following table:


                                                Utilized
                                     Balance        thru       Balance
      (in thousands)                March 31,   June 30,       June 30,
                                         2000       2000           2000
     -------------------------------------------------------------------
     Employee Costs...........        $ 2,604       $543        $ 2,061
     Contract Costs...........             --         --             --
     Legal & Other Costs......            300         72            228
     Charge reversal..........             --         --             --
     -------------------------------------------------------------------
     Total....................        $ 2,904       $615        $ 2,289
     ===================================================================

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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 1999 and 2000, are as follows:

                                            Telecom         Telecom         Consolidated
(in thousands)                             Equipment       Services            Total
                                         ------------    ------------        -------
Three months ended June 30, 1999
      Revenues........................  $ 17,188          $  6,971        $ 24,159
      Operating income (loss) ........    (3,705)              676          (3,029)
      Depreciation and amortization...     1,328               529           1,857
      Total assets....................    61,682            14,511          76,193

Three months ended June 30, 2000
      Revenues........................    98,118             9,758         107,876
      Operating income (loss).........    (6,826)            1,544          (5,282)
      Depreciation and amortization...     9,757               773          10,530
      Total assets....................   351,885            20,418         372,303


         Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
(in thousands)                                              1999                  2000
                                                    ----------------        ---------------
Operating loss ...............................             $(3,029)               $(5,282)
Other expense (income), net...................                   24                  (169)
Interest expense..............................                  379                    119
                                                    ----------------        ---------------
Loss before income taxes......................             $(3,432)               $(5,232)


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS:

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:

                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
(in thousands)                                              1999                  2000
                                                    ----------------        ---------------
Net Loss......................................             $(3,432)               $(5,232)
Other comprehensive loss
     Foreign currency translation adjustment..                   90                    202
                                                    ----------------        ---------------
 Comprehensive loss...........................             $(3,342)               $(5,030)


NOTE 7.  BUSINESS ACQUISITION:

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

         The following unaudited pro forma consolidated results of operations data assumes the business acquisition described above occurred on April 1, 1999. The pro forma results below are based on historical results of operations including adjustments for interest, depreciation and amortization and do not necessarily reflect actual results that would have occurred.

        (in thousands, except per share data)           Three Months Ended
                                                           June 30, 1999
                                                    ----------------------------
Revenue.......................................               $ 49,785
Net Loss......................................                (9,294)
Net loss per basic and diluted common share...                 $(.16)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------------------

OVERVIEW

         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its equipment revenue from the sale of telecommunications equipment that enables telecommunications services over copper telephone wires. The Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and its end-user customers. These products can be categorized into three business units presented below.

o TELCO ACCESS PRODUCTS ("TAP"): Products that maintain, repair and monitor special service circuits used over copper telephone wires in the portion of the telephone companies' network connecting the central office with the customers' locations (the "Local Loop"). Products include all of Westell's analog products and products that support digital T-1 transmission such as its Network Interface Units ("NIU") products.
o TRANSPORT SYSTEMS: DSL products that contain components that are located in the telephone companies' central offices. Products include Westell's Supervision, a system comprised of central office shelves and electronics that enable high-speed transmission over copper telephone lines.
o CUSTOMER PREMISE EQUIPMENT ("CPE"): High-speed DSL modems and routers that are located at the customers' premises. These products include Westell's WireSpeed(TM) modems that are designed to provide high-speed access through personal computers.

         The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services from the Company's Conference Plus, Inc. subsidiary.

         Below is a table that compares equipment and service revenues for the quarter ended June 30, 1999 with the quarter ended June 30, 2000 by business unit.

                                    June 30,        June 30,
(in thousands)                          1999            2000
                                 ------------    ------------
TAP..........................       $ 13,824        $ 30,221
Transport Systems............          2,189           6,017
CPE..........................          1,175          61,880
                                 ------------    ------------
Total equipment..............         17,188          98,118

Services.....................          6,971           9,758

Total revenues...............        $24,159       $ 107,876
                                 ============    ============


         Westell's net revenues increased 346.5% in the three months ended June 30, 2000 when compared to the same period last year due to a 470.9% increase in equipment revenue combined with a 40.0% increase in service revenue. The increase in equipment revenue is due primarily to the increased sales of the Company's CPE products along with the impact of the Teltrend acquisition. The increase in service revenue is a result of increased teleconference call minutes.

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

RESULTS OF OPERATIONS - Period ended June 30, 2000 compared to period ended June 30, 1999.

Revenues. The Company's revenues increased 346.5% from $24.2 million in the three months ended June 30, 1999 to $107.9 million in the three months ended June 30, 2000. This revenue increase was due to increased equipment revenue of $80.9 million and teleconference service revenue of $2.8 million. The increased equipment revenue was due primarily to increased sales of the Company's products. Revenue from the CPE products climbed 5,166.4%, to $61.9 million for the three months ended June 30, 2000 compared to $1.2 million for the quarter ending June 30, 1999 due to higher unit volume offset in part by lower unit selling price. Revenues from the Company's TAP and Transport Systems business units, in the quarter ended June 30, 2000, increased to $30.2 million and $6.0 million, respectively, compared to $13.8 million and $2.2 million in the same quarter one year ago. The increase in revenues from the TAP business unit is primarily reflective of the acquisition of Teltrend Inc. which occurred in March, 2000. The increase in revenues from the Transport System's products is primarily due to higher unit sales volume. The Company's teleconference service revenue of $9.8 million for the quarter ended June 30, 2000 increased $2.8 million from $7.0 million in the same quarter one year ago. This increase in revenue is attributable to continued growth in call minutes at the Company's subsidiary Conference Plus, Inc.

Gross Margin. Gross margin as a percentage of revenue decreased from 31.1% in the three months ended June 30, 1999 to 21.5% in the three months ended June 30, 2000. This decrease in gross margin was primarily due to higher material costs, resulting from increased demand in the overall market for semi-conductor components used in our DSL products and increased freight costs. Margins were also affected by the additional costs related to the inventory step-up resulting from the Teltrend Inc. acquisition. This decrease in gross margin was somewhat offset by product mix changes and product cost integration in the TAP and Transport Systems business units and increased service revenues in the three months ended June 30, 2000.

Sales and Marketing. Sales and marketing expenses increased 99.6%, from $3.7 million in the three months ended June 30, 1999 to $7.4 million in the three months ended June 30, 2000. Sales and marketing expenses decreased as a percentage of revenues from 15.3% in the three months ended June 30, 1999 to 6.8% in the three months ended June 30, 2000. The increase in sales and marketing expenses was primarily due to the acquisition of Teltrend Inc., increased marketing of the DSL products and increased shipping charges to customers associated with the increase in sales. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 106.8%, from $3.6 million in the three months ended June 30, 1999 to $7.4 million in the three months ended June 30, 2000. Research and development expenses decreased as a percentage of revenues from 14.9% in the three months ended June 30, 1999 to 6.9% in the three months ended June 30, 2000. The increase in research and development expense is reflective of the Company's acquisition of Teltrend Inc. which occurred in March, 2000. Additionally, the Company received $700,000 from customers to fund on-going engineering projects during the three months ended June 30, 1999, which was offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 74.8%, from $3.2 million in the three months ended June 30, 1999 to $5.7 million in the three months ended June 30, 2000. General and administrative expenses decreased as a percentage of revenues from 13.4% in the three months ended June 30, 1999 to 5.3% in the three months ended June 30, 2000. The increase in general and administrative expenses is a result of the Company's acquisition of Teltrend Inc. which occurred in March, 2000.

Goodwill Amortization. Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. The purchase price of approximately $238,241,873 exceeded the fair market value of net assets acquired, resulting in goodwill of $64,207,801 and synergistic goodwill of $57,000,000 which will be amortized on a straight-line basis over an average of approximately ten years.

Other (income) expense, net. Other (income) expense, net increased from an expense of $24,000 in the three months ended June 30, 1999 to income of $169,000 in the three months ended June 30, 2000. The income for the period was primarily due to interest income earned on temporary cash investments along with the recognition of foreign currency gains/loss.

Interest expense. Interest expense decreased from $379,000 in the three months ended June 30, 1999 to $119,000 in the three months ended June 30, 2000. The interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes and equipment borrowings. The decrease is due to convertible debt being fully converted during the three months ended June 30, 2000.

Benefit for income taxes. There was no benefit for income taxes recorded for both three month periods ended June 30, 1999 and 2000. The Company decreased the valuation reserve for the entire provision generated during the current quarter of $1.1 million. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had $13.0 million in cash. As of June 30, 2000, the Company had $8.0 million outstanding under its secured revolving promissory note facility and $6.4 million outstanding under its equipment borrowing facility. As of June 30, 2000, the Company had approximately $8.0 million available under its secured revolving credit facility. The secured revolving credit facility and the equipment borrowing facility required the maintenance of a minimum cash to current maturity ratio, a current ratio, a maximum debt to net worth ratio and target EBITDA. The Company is currently in compliance with all such covenants with exception of the targeted EBITDA, which has been waived by the bank.

         The Company's operating activities used cash of approximately $22.8 million in the three months ended June 30, 2000. This primarily resulted from a net loss from operations along with increases in accounts receivable, inventory, accounts payable and accrued expenses.

         Capital expenditures for the three month period ended June 30, 2000 were approximately $6.7 million, of which $4.1 million was funded by an equipment promissory note. The Company expects to spend approximately $23.3 million for the remainder of fiscal year 2001 related to capital equipment expenditures.

         At June 30, 2000, the Company's principle sources of liquidity were $13.0 million of cash and the secured revolving credit facility under which the Company may borrow up to $8.0 million based upon receivables and inventory levels. In July, 2000, the Company received a commitment from the bank to increase the available line of credit to $30.0 million. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $43.3 million at June 30, 2000. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.7 million, (ii) a net operating loss carryforward tax benefit of approximately $29.4 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 1998, 1999 and 2000 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit. A majority of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company The

Company generated taxable income for the three month period ending June 30, 2000. The tax provision of approximately $1.1 million was recorded and offset by a reduction of the valuation allowance. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.


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

         As of June 30, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $386,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2000, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 9.5% to approximately 19.5%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $380,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2000. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


PART II. OTHER INFORMATION
--------------------------

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

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

ITEM 5. OTHER EVENTS
--------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

                  Exhibit 27:  Financial Data Schedule



b)       The following Form 8-K was filed by the Company.

         1.) On May 22, 2000, an amended Form 8-K was filed which included certain financial and pro forma information relating to the Company's acquisition of Teltrend Inc.


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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: August 4, 2000                          By:  MARC ZIONTS
                                                 -------------
                                                 MARC ZIONTS
                                                 Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 --------------------
                                                 NICHOLAS C. HINDMAN
                                                 Chief Financial Officer