Form 10-Q
period 2000-09-30
WESTELL TECHNOLOGIES INC
filed 2000-11-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

                                 (630) 898-2500
               Registrant's telephone number, including area code
                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


Class A Common Stock, $0.01 Par Value - 42,399,890 shares at November 1, 2000 Class B Common Stock, $0.01 Par Value - 19,038,369 shares at November 1, 2000

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2000 and September 30, 2000 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended September 30, 1999 and 2000
                  - Six months ended September 30, 1999 and 2000

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Six months ended September 30, 1999 and 2000

                  Notes to the Condensed Consolidated Financial Statements
                    (unaudited)                                                6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 10

         Item 3. Quantitative and Qualitative disclosures about market risks

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings
         Item 4. Other events                                                 15

         Item 5. Exhibits and Reports on Form 8-K                             15

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, which are not historical facts, including, without limitation, the Company's opinion about the class action lawsuits discussed in this Form 10-Q, are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL systems by telephone companies and other customers), the impact of Westell's merger with Teltrend, the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as DSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                                           March 31,         September 30,
                                                                              2000                2000
                                                                        -----------------    ---------------
                                                                                              (unaudited)
                                                                                    (in thousands)
 Current assets:
   Cash and cash equivalents...........................................          $27,258            $ 8,391
   Short term investments..............................................            1,951                  -
   Accounts receivable (net of allowance of $855,000 and $1,300,000,
   respectively).......................................................           42,025             77,636
   Inventories.........................................................           30,741             90,540
   Prepaid expenses and other current assets...........................            2,200              3,211
   Refundable income taxes.............................................            6,222              6,222
   Deferred income tax asset...........................................            3,319              3,319
   Land and building held for sale.....................................            3,309              3,309
                                                                        -----------------    ---------------
       Total current assets............................................          117,025            192,628
                                                                        -----------------    ---------------
 Property and equipment:
   Machinery and equipment.............................................           34,686             40,490
   Office, computer and research equipment.............................           18,682             26,257
   Leasehold improvements..............................................            3,436              3,123
                                                                        -----------------    ---------------
                                                                                  56,804             69,870
   Less accumulated depreciation and amortization......................           30,435             35,342
                                                                        -----------------    ---------------
    Property and equipment, net........................................           26,369             34,528
  Goodwill and intangibles, net........................................          175,482            159,287
  Deferred income tax asset and other assets...........................           23,694             22,721
                                                                        -----------------    ---------------
       Total assets....................................................         $342,570           $409,164
                                                                        =================    ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable....................................................         $ 21,528           $ 80,627
   Accrued expenses....................................................           22,591             13,842
   Notes payable.......................................................                -             28,598
   Accrued compensation................................................            6,938              5,410
   Current portion of long-term debt...................................            1,633                  -
                                                                        -----------------    ---------------
    Total current liabilities..........................................           52,690            128,477
                                                                        -----------------    ---------------
 Long-term debt........................................................            1,117                  -
 Other long-term liabilities...........................................            2,489              2,850
 Commitments and contingencies
 Convertible debt (net of debt discount of $669,000 and $0                         6,611                  -
 respectively).........................................................
 Stockholders' equity:
 Class A common stock, par $0.01.......................................              402                424
   Authorized - 85,000,000 shares
   Issued and outstanding - 40,179,110 shares at March 31, 2000 and 42,364,175 shares at September 30, 2000
 Class B common stock, par $0.01.......................................              190                190
   Authorized - 25,000,000 shares
   Issued and outstanding - 19,051,369 shares at March 31, 2000 and 19,051,369 shares at September 30, 2000
 Preferred stock, par $0.01............................................                -                  -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Deferred compensation.................................................              840                939
 Additional paid-in capital............................................          345,485            357,206
 Accumulated other comprehensive income................................              184                 22
 Accumulated deficit...................................................         (67,438)           (80,944)
                                                                        -----------------    ---------------
       Total stockholders' equity......................................          279,663            277,837
                                                                        -----------------    ---------------
         Total liabilities and stockholders' equity....................         $342,570           $409,164
                                                                        =================    ===============

       The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                 WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   1999            2000              1999            2000
                                                ------------    ------------      ------------    ------------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 17,326         $95,101          $ 34,514       $ 193,219
Services......................................        7,678          10,428            14,649          20,186
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       25,004         105,529            49,163         213,405

Cost of equipment sales.......................       14,358          78,661            26,246         157,243
Cost of services..............................        5,021           6,478             9,786          12,616
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       19,379          85,139            36,032         169,859
                                                ------------    ------------      ------------    ------------

   Gross margin...............................        5,625          20,390            13,131          43,546
Operating expenses:
  Sales and marketing.........................        3,414           6,222             7,112          13,601
  Research and development....................        1,619           7,509             5,216          14,947
  General and administrative..................        3,377           6,539             6,617          12,203
  Amortization of intangibles.................            -           7,958                 -          15,916
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................        8,410          28,228            18,945          56,667
                                                ------------    ------------      ------------    ------------
Operating loss................................      (2,785)         (7,838)           (5,814)        (13,121)

Other (income) expense, net...................         (74)             105              (51)            (65)
Interest expense..............................          348             331               728             450
                                                ------------    ------------      ------------    ------------
Loss before taxes.............................      (3,059)         (8,274)           (6,491)        (13,506)
Income taxes..................................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Net loss......................................    $ (3,059)       $ (8,274)         $ (6,491)      $ (13,506)
                                                ============    ============      ============    ============

Net loss per basic and diluted common share...     $ (0.08)        $ (0.14)          $ (0.18)         $(0.22)
                                                ============    ============      ============    ============
  Weighted average number of basic and diluted
  common shares outstanding...................      36,570          61,118            36,519          60,697
                                                ============    ============      ============    ============





      The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                     September 30,
                                                                 --------------------
                                                                   1999        2000
                                                                 --------    --------

                                                                     (unaudited)
                                                                    (in thousands)

Cash flows from operating activities:
Net loss .....................................................   $ (6,491)   $(13,506)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ..............................      3,562      21,350
   Deferred compensation .....................................       --            99
  Non-cash interest expense on debentures ....................       --           135
Changes in assets and liabilities:
  Increase in accounts receivable ............................     (3,783)    (35,684)
  Increase in inventory ......................................       (854)    (59,856)
  Decrease (increase) in prepaid expenses and deposits .......        466      (1,010)
  Decrease in refundable income taxes ........................          5        --
  (Decrease) increase in accounts payable and accrued expenses     (2,258)     50,710
  Decrease in accrued compensation ...........................       (305)     (1,528)
                                                                 --------    --------
     Net cash used in operating activities ...................     (9,658)    (39,290)
                                                                 --------    --------

Cash flows from investing activities:
  Purchases of property and equipment ........................     (2,151)    (13,481)
  Proceeds from sale of equipment ............................        431         166
  (Increase) decrease in other assets ........................     (1,474)        443
  Decrease in short term investments .........................       --         1,951
                                                                 --------    --------
     Net cash used in investing activities ...................     (3,194)    (10,920)
                                                                 --------    --------

Cash flows from financing activities:
  Net borrowing under revolving promissory notes .............       --        28,598
  Repayment of long-term debt and leases payable .............     (1,229)     (2,750)
  Proceeds from issuance of convertible debt .................     19,000        --
  Proceeds from the issuance of common stock .................      1,983       5,527
                                                                 --------    --------
     Net cash provided by financing activities ...............     19,754      31,375
                                                                 --------    --------

Effect of exchange rate changes on cash ......................        (12)        (33)
     Net increase (decrease) in cash .........................      6,890     (18,867)
Cash and cash equivalents, beginning of period ...............      6,715      27,258
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 13,605    $  8,391
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 2000, and for all periods presented. The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, which requires companies to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended September 30, 1999, and 2000, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related cost to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates that the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc., primarily related to Teltrend Inc. employees terminated. The remaining cost of $550,000 was charged to operations and relates to Westell employees terminated and other costs. As of September 30, 2000, the Company has paid approximately $934,000 of these costs.

The restructuring charges and their utilization are summarized as follows:


                                                                Utilized
                                              Balance            through            Balance
      (in thousands)                        March 31,      September 30,      September 30,
                                                 2000               2000               2000
     ---------------------------------------------------------------------------------------
     Employee Costs...........                $ 2,604               $879            $ 1,725
     Legal & Other Costs......                    300                 55                245
     ---------------------------------------------------------------------------------------
     Total....................                $ 2,904               $934            $ 1,970
     =======================================================================================


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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 1999 and 2000, are as follows:

                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended September 30, 1999
      Revenues..........................      $17,326               $ 7,678              $ 25,004
      Operating income (loss)...........      (3,912)                 1,127               (2,785)
      Depreciation and amortization.....        1,139                   564                 1,703
      Total assets......................       59,823                15,532                75,355

Three months ended September 30, 2000
      Revenues..........................      $95,101              $ 10,428             $ 105,529
      Operating income (loss)...........      (9,784)                 1,946               (7,838)
      Depreciation and amortization.....       10,030                   790                10,820
      Total assets......................      387,231                21,933               409,164

Six months ended September 30, 1999
      Revenues..........................      $34,514               $14,649              $ 49,163
      Operating income (loss)...........      (7,596)                 1,782               (5,814)
      Depreciation and amortization.....        2,469                 1,093                 3,562
      Total assets......................       59,823                15,532                75,355

Six months ended September 30, 2000
      Revenues..........................      193,219                20,186               213,405
      Operating income (loss)...........     (16,611)                 3,490              (13,121)
      Depreciation and amortization.....       19,787                 1,563                21,350
      Total assets......................      387,231                21,933               409,164


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              1999         2000           1999         2000
                                                           ----------   ----------     ----------   ----------
 (In thousands)
Operating loss ........................................     $ (2,785)   $ (7,838)      $ (5,814)   $ (13,121)
Other (income) expense, net............................          (74)        105            (51)         (65)
Interest expense.......................................          348         331            728          450
                                                            ---------    ---------     ---------    ---------
Loss before income taxes...............................     $ (3,059)   $ (8,274)      $ (6,491)   $ (13,506)
                                                              =======     =======        =======     ========

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivation Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for quarterly financial statements for the Company's fiscal year ended March 31, 2002. The Company does not expect that SFAS No. 133 will have a significant effect on its current financial reporting.

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                         Three months ended                Six months ended
                                                           September 30,                     September30,
                                                    -----------------------------    -----------------------------
(in thousands)                                           1999             2000           1999             2000
                                                    ------------     ------------    ------------     ------------
Net loss......................................         $(3,059)         $(8,274)        $(6,491)        $(13,506)
Other comprehensive loss
     Foreign currency translation adjustment..             158             (364)            248             (162)
                                                    ------------     ------------    ------------     ------------
 Comprehensive loss...........................         $(2,901)         $(8,638)        $(6,243)        $(13,668)


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

(in thousands, except per share data)                Three months ended            Six months ended
                                                     September 30, 1999            September 30, 1999
                                                     ------------------------      ------------------------
Revenue.......................................                     $ 43,315                      $ 86,129
Net loss......................................                       (7,303)                      (16,597)
Net loss per basic and diluted common share...                         (.13)                         (.29)


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENT:

Westell Technologies, Inc., and certain of its officers and directors, have been named in the following class actions:

1. Greif v. Westell Technologies, Inc., et al., No. 00 C 7046 (filed November 8,
2000);

2. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);

3. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000);

4. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27,
2000); and

5. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000).

Each of these cases was filed in the United States District Court for the Northern District of Illinois and alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. Each of these cases allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by plaintiffs and the Class by reason of the acts and transactions alleged in the Complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the above lawsuits will not have a material adverse effect on the Company.

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

         Below is a table that compares equipment and service revenues for the quarter ended September 30, 1999 with the quarter ended September 30, 2000 by business unit.

                                                     Three months ended:                    Six months ended:
                                              -----------------------------------  -------------------------------------
                                                 September 30,     September 30,       September 30,      September 30,
           (in thousands)                                 1999              2000                1999               2000
                                              -----------------  ------------------------------------  -----------------

           TAP.............................            $12,680           $29,875            $ 26,504           $ 60,096
           Transport systems...............              2,636            15,678               4,825             21,695
           CPE.............................              2,010            49,548               3,185            111,428
                                              -----------------  ----------------  ------------------  -----------------
           Total equipment.................             17,326            95,101              34,514            193,219
                                              -----------------  ----------------  ------------------  -----------------

           Services........................              7,678            10,428              14,649             20,186
                                              -----------------  ----------------  ------------------  -----------------
           Total revenues..................            $25,004         $ 105,529             $49,163           $213,405
                                              =================  ================  ==================  =================

         Westell's net revenues increased 322% and 334% in the three and six month periods ended September 30, 2000, respectively, when compared to the comparable prior year periods. The increased revenue was due to increases in both equipment revenue and service revenue for the three and six month periods. The growth in equipment revenue was primarily due to the increased sales of the Company's CPE and Transport Systems products along with increased sales of TAP products due to the Teltrend Inc. acquisition. During the last days of the quarter ended September 30, 2000, the Company shipped approximately $16.7 million of CPE equipment to customers. The increased service revenue is a result of increased teleconference call minutes.

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

RESULTS OF OPERATIONS - Periods ended September 30, 2000 compared to periods ended September 30, 1999

Revenues. The Company's revenues increased 322% from $25.0 million in the three months ended September 30, 1999 to $105.5 million in the three months ended September 30, 2000. This revenue increase was primarily due to increased equipment revenue from the Company's CPE business unit of $47.5 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP and Transport Systems business units also increased by $17.2 million and $13.0 million, respectively, when compared with the same three month period of the prior year. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower unit selling prices. The increased revenue from the TAP business unit was primarily a result of the acquisition of Teltrend Inc., which occurred in March 2000. Service revenue increased in the three month period by $2.7 million when compared with the same period of the prior year due to increased revenue from the Company's Conference Plus, Inc. subsidiary. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues increased 334% from $49.1 million in the six months ended September 30, 1999 to $213.4 million in the six months ended September 30, 2000. The revenue increase in the six-month period was primarily due to increased equipment revenue from the Company's CPE business unit of $108.2 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP and Transport systems business units also increased by $33.6 million and $16.8 million, respectively, when compared with the same six month period of the prior year. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower unit selling prices. The increase in the TAP business unit was primarily a result of the acquisition of Teltrend Inc., which occurred in March 2000. Service revenue increased in the six month period by $5.5 million when compared with the same period of the prior year due to increased revenue from the Company's Conference Plus, Inc. subsidiary. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue decreased from 22.5% in the three months ended September 30, 1999 to 19.3% in the three months ended September 30, 2000 and decreased from 26.7% in the six months ended September 30, 1999 to 20.4% in the six months ended September 30, 2000. The decreased margin in the three and six month periods ended September 30, 2000 was primarily due to lower margins on DSL products which made up a higher proportion of the total revenue for the period. The low DSL margins were due to high material cost resulting from increased demand for semiconductor components used in DSL products. Margins were also affected by the down time, and manufacturing inefficiencies caused by the consolidation of the St. Charles, Illinois manufacturing facility, which was acquired in the Teltrend acquisition, into the Aurora manufacturing facility. This consolidation was completed in the quarter ended September 30, 2000. These decreases were off-set in part by product mix changes and cost integration in the TAP and Transport Systems business units and to a lesser extent increased service revenue which historically earns a higher margin.

Sales and Marketing. Sales and marketing expenses increased 82.2%, or $2.8 million, to $6.2 million in the three months ended September 30, 2000 and increased 91.2%, or $6.5 million, to $13.6 million in the six months ended September 30, 2000 when compared to the same period last year. Sales and marketing expenses decreased as a percentage of revenues from 13.7% in the three months ended September 30, 1999 to 5.9% in the three months ended September 30, 2000 and decreased as a percentage of revenues from 14.5% in the six months ended September 30, 1999 to 6.4% in the six months ended September 30, 2000. The increase in sales and marketing expenses during the three and six month periods was primarily due to the acquisition of Teltrend Inc., increased marketing of the DSL products and increased shipping charges to customers associated with the increase in sales. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 363.8%, or $5.9 million, to $7.5 million in the three months ended September 30, 2000 and increased 187.0%, or $9.7 million, to $14.9 million in the six months ended September 30, 2000 when compared to the same period last year. Research and development expenses increased as a percentage of revenues from 6.5% in the three months ended September 30, 1999 to 7.1% in the three months ended September 30, 2000 and decreased as a percentage of revenues from 10.6% in the six months ended September 30, 1999 to 7.0% in the six months ended September 30, 2000. This increase in research and development expenses was primarily reflective of the Company's acquisition of Teltrend Inc., which occurred in March 2000. Additionally, the Company received $2.4 million and $3.1 million during the three and six month periods ended September 30, 1999, respectively, from customers to fund engineering projects, which was offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 93.6%, from $3.4 million in the three months ended September 30, 1999 to $6.5 million in the three months ended September 30, 2000 and increased 84.4%, from $6.6 million in the six months ended September 30, 1999 to $12.2 million in the six months ended September 30, 2000. General and administrative expenses decreased as a percentage of revenues from 13.5% in the three months ended September 30, 1999 to 6.2% in the three months ended September 30, 2000 and decreased as a percentage of revenues from 13.5% in the six months ended September 30, 1999 to 5.7% in the six months ended September 30, 2000. The general and administrative expense increase was primarily due to the Company's acquisition of Teltrend Inc., which occurred in March 2000.

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

Other (income) expense, net. Other (income) expense, net decreased from income of $74,000 in the three months ended September 30, 1999 to a loss of $105,000 in the three months ended September 30, 2000 and increased from income of $51,000 in the six months ended September 30, 1999 to income of $65,000 in the six months ended September 30, 2000. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense decreased from $348,000 in the three months ended September 30, 1999 to $331,000 in the three months ended September 30, 2000 and decreased from $728,000 in the six months ended September 30, 1999 to $450,000 in the six months ended September 30, 2000. Interest expense during the current period is a result of interest incurred on the Company's subordinated secured convertible debentures, Warrants to purchase Class A Common Stock and net obligations outstanding during the period under promissory notes and equipment borrowings.

Iincome taxes. There was no Benefit for income taxes recorded for either the three or the six month periods ended September 30, 1999 and 2000. The Company provided valuation reserves for the entire benefit generated during the three and six month periods ended September 30, 2000 of $6.6 million and $5.5 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had $8.4 million in cash. As of September 30, 2000, the Company had $28.6 million outstanding under its secured revolving promissory note facility and $0 outstanding under its equipment borrowing facility. As of September 30, 2000, the Company had approximately $15.4 million available under its secured revolving credit facility. The secured revolving credit facility and the equipment borrowing facility required the maintenance of a minimum cash to current maturity ratio, a current ratio, a maximum debt to net worth ratio and target EBITDA. The Company is currently in compliance with all such covenants.

         The Company's operating activities used cash of approximately $39.3 million in the six months ended September 30, 2000. This primarily resulted from a net loss from operations along with increases in accounts receivable, inventory, offset by an increase in accounts payable and accrued expenses.

         Capital expenditures for the six month period ended September 30, 2000 were approximately $13.5 million. Capital expenditures in the six months ended September 30, 2000 included computer hardware and software, machinery and equipment and teleconferencing bridges. The Company expects to spend approximately $14.0 million for the remainder of fiscal year 2001 related to capital equipment expenditures.

         At September 30, 2000, the Company's principle sources of liquidity were $8.4 million of cash and the secured revolving credit facility under which the Company may borrow up to $15.4 million based upon receivables and inventory levels. The Company's credit facility has a $45.0 million available line of credit. Cash and cash equivalents, anticipated funds from operations, along with available credit lines and other resources, are expected to be sufficient to meet cash requirements for the next twelve months. Cash in excess of operating requirements will be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $49.8 million at September 30, 2000. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.8 million, (ii) a net operating loss carryforward tax benefit of approximately $36.0 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 1998, 1999 and 2000 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize the majority of the tax benefit. A majority of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company The Company generated taxable income for the three month period ending September 30, 2000. The tax provision of approximately $1.1 million was recorded and offset by a reduction of the valuation allowance. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the Great British pound and the Irish pound. The Company also has a sales order and accounts receivable denominated in Great British pounds. The Company at times uses foreign currency hedging to manage the exposure to changes in the exchange rate on accounts receivable.

         As of September 30, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $22,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2000, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 9.5% to approximately 19.5%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $2.5 million per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2000. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
------------------

Westell Technologies, Inc., and certain of its officers and directors, have been named in the following class actions:
1. Greif v. Westell Technologies, Inc., et al., No. 00 C 7046 (filed November 8,
2000);

2. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);

3. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000);

4. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27,
2000); and

5. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000).

Each of these cases was filed in the United States District Court for the Northern District of Illinois and alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. Each of these cases allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by plaintiffs and the Class by reason of the acts and transactions alleged in the Complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the above lawsuits will not have a material adverse effect on the Company.

ITEM 4. OTHER EVENTS
--------------------

         None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                   (Registrant)

DATE: November 14, 2000
                                              By: MARC ZIONTS
                                                 ------------
                                                   MARC ZIONTS
                                                   Chief Executive Officer

                                              By: NICHOLAS C. HINDMAN
                                                 --------------------
                                                   NICHOLAS C. HINDMAN
                                                   Chief Financial Officer