Form 10-Q/A
period 2000-06-30
WESTELL TECHNOLOGIES INC
filed 2001-02-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q/A


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


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2000 and June 30, 2000 (restated)
                    (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited) 4
                  - Three months ended June 30, 1999 and 2000 (restated)

                  Condensed Consolidated Statements of Cash Flows (unaudited) 5
                  - Three months ended June 30, 1999 and 2000 (restated)

                  Notes to the Condensed Consolidated Financial Statements
                 (restated) (unaudited)                                        6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (restated)                       9

         Item 3. Quantitative and Qualitative Disclosures About Market Risks  12


PART II  OTHER INFORMATION

         Item 4. Changes in Securities and Use of Proceeds                    12

         Item 5. Other events                                                 13

         Item 6. Exhibits and Reports on Form 8-K                             13


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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                              March 31,           June 30,
                                                                                2000                2000
                                                                                                 (restated)
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................             $27,258             $12,959
  Short term investments..............................................               1,951                   -
  Accounts receivable (net of allowance of $855,000 and $1,311,000,
  respectively).......................................................              42,025              78,695
  Inventories.........................................................              30,741              43,398
  Prepaid expenses and other current assets...........................               2,200               2,597
  Refundable income taxes.............................................               6,222               6,222
  Deferred income tax asset...........................................               3,319               3,319
  Land and building held for sale.....................................               3,309               3,309
                                                                           ----------------    ----------------
      Total current assets............................................             117,025             150,498
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              34,686              36,290
  Office, computer and research equipment.............................              18,682              24,479
  Leasehold improvements..............................................               3,436               2,444
                                                                           ----------------    ----------------
                                                                                    56,804              63,213
  Less accumulated depreciation and amortization......................              30,435              32,455
                                                                           ----------------    ----------------
   Property and equipment, net........................................              26,369              30,758
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................             175,482             167,245
Deferred income tax asset and other assets............................              23,694              22,618
                                                                           ----------------    ----------------
      Total assets....................................................           $ 342,570            $371,119
                                                                           ================    ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................             $21,528             $53,556
  Accrued expenses....................................................              22,591              12,963
  Notes payable.......................................................                   -               8,000
  Accrued compensation................................................               6,938               6,275
  Current portion of long-term debt...................................               1,633               1,633
                                                                           ----------------    ----------------
   Total current liabilities..........................................              52,690              82,427
                                                                           ----------------    ----------------
Long-term debt........................................................               1,117               4,809
                                                                           ----------------    ----------------
Other long-term liabilities...........................................               2,489               3,007
                                                                           ----------------    ----------------
Commitments and contingencies
Convertible debt (net of debt discount of $669,000 and $0, respectively)             6,611                   -
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 402                 442
  Authorized - 85,000,000 shares
  Issued and outstanding - 40,179,110 shares at March 31, 2000 and 41,627,554 shares at June 30, 2000
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,051,369 shares at March 31, 2000 and June 30, 2000
Preferred stock, par $0.01............................................                   -                   -
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                 840                 840
Additional paid-in capital............................................             345,485             352,872
Accumulated other comprehensive income................................                 184                 386
Accumulated deficit...................................................            (67,438)            (73,854)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................             279,663             280,876
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 342,570           $ 371,119
                                                                           ================    ================
        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
                                                            1999                 2000
                                                                              (restated)
                                                    ----------------        ---------------

                                                                  (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 17,188               $ 96,934
Service revenue...............................                6,971                  9,758
                                                    ----------------        ---------------
  Total revenues..............................               24,159                106,692

Cost of equipment sales.......................               11,890                 78,611
Cost of services..............................                4,764                  6,108
                                                    ----------------        ---------------
  Cost of goods sold..........................               16,654                 84,719
                                                    ----------------        ---------------

   Gross margin...............................                7,505                 21,973
Operating expenses:
  Sales and marketing.........................                3,697                  7,379
  Research and development....................                3,597                  7,438
  General and administrative..................                3,240                  5,664
  Goodwill amortization.......................                    -                  7,958
                                                    ----------------        ---------------
    Total operating expenses..................               10,534                 28,439
                                                    ----------------        ---------------
  Operating loss..............................              (3,029)                (6,466)

Other expense(income), net....................                   24                  (169)
Interest expense..............................                  379                    119
                                                    ----------------        ---------------
Loss before tax benefit.......................              (3,432)                (6,416)
Benefit for income taxes......................                    -                      -
                                                    ----------------        ---------------
Net loss......................................             $(3,432)               $(6,416)
                                                    ================        ===============

Net loss per basic and diluted common share...             $ (0.09)               $ (0.10)
                                                    ================        ===============
  Weighted average number of basic and diluted
common shares outstanding.....................               36,468                 62,652
                                                    ================        ===============




The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            1999                     2000
                                                                                                  (restated)
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................    $       (3,432)         $       (6,416)
Reconciliation of net loss to net cash
  used in operating activities:
  Depreciation and amortization....................................              1,857                  10,530
  Interest expenses related to conversion of debentures............                  -                     135
Changes in assets and liabilities:
  Increase in accounts receivable..................................            (2,136)                (36,727)
  Increase in inventory............................................            (1,252)                (12,734)
  Decrease (increase) in prepaid expenses and deposits.............                286                   (397)
  Decrease in refundable income taxes..............................                  5                       -
  (Increase) decrease in other assets..............................            (1,425)                     546
  (Decrease) increase in accounts payable and accrued expenses.....            (2,678)                  22,918
  Decrease in accrued compensation.................................            (1,656)                   (663)
                                                                       -----------------       -----------------
     Net cash used in operating activities.........................           (10,431)                (22,808)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................              (940)                 (6,682)
  Decrease in short term investments...............................                  -                   1,951
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................              (940)                 (4,731)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  (Repayment) borrowing of long-term debt and leases payable.......              (669)                   3,692
  Net borrowing under revolving promissory notes...................                  -                   8,000
  Proceeds from issuance of convertible debt.......................             19,000                       -
  Proceeds from the issuance of common stock.......................              1,132                   1,574
                                                                       -----------------       -----------------
     Net cash provided  in financing activities....................             19,463                  13,266
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  4                    (26)
     Net increase (decrease) in cash...............................              8,096                (14,299)
Cash and cash equivalents, beginning of period.....................              6,715                  27,258
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $        14,811         $        12,959
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 1999 and 2000, are as follows:

                                          Telecom          Telecom      Consolidated
(in thousands)                           Equipment        Services          Total
                                       ------------     ------------      ---------
Three months ended June 30, 1999
      Revenues........................  $ 17,188          $  6,971        $ 24,159
      Operating income (loss) ........   (3,705)               676         (3,029)
      Depreciation and amortization...     1,328               529           1,857
      Total assets....................    61,682            14,511          76,193

Three months ended June 30, 2000
      Revenues........................    96,934             9,758         106,692
      Operating income (loss).........   (8,010)             1,544         (6,466)
      Depreciation and amortization...     9,757               773          10,530
      Total assets....................   350,701            20,418         371,119


         Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
(in thousands)                                              1999                  2000
                                                    ----------------        ---------------
Operating loss ...............................             $(3,029)               $(6,466)
Other expense (income), net...................                   24                  (169)
Interest expense..............................                  379                    119
                                                    ----------------        ---------------
Loss before income taxes......................             $(3,432)               $(6,416)


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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:

                                                              Three Months Ended
                                                                    June 30,
                                                    ---------------------------------------
(in thousands)                                              1999                  2000
                                                    ----------------        ---------------
Net Loss......................................             $(3,432)               $(6,416)
Other comprehensive loss
     Foreign currency translation adjustment..                   90                    202
                                                    ----------------        ---------------
 Comprehensive loss...........................             $(3,342)               $(6,214)


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

        (in thousands, except per share data)             Three Months Ended
                                                            June 30, 1999
                                                      --------------------------
Revenue.............................................                   $ 49,785
Net Loss............................................                    (9,294)
Net loss per basic and diluted common share.........                    $(0.16)

NOTE 9.  CORRECTION OF INVOICING ERROR

During the quarter ended December 31, 2000 the Company identified an invoicing error attributable to a customer order that was billed at an incorrect amount due to it not properly reflecting a new pricing agreement. The Company has subsequently implemented additional controls to prevent any reoccurrence of such billing errors. The correction of this error results in a reduction in the first quarter fiscal year 2001 revenue of $1,184,000 with a corresponding increase in net loss and basic and diluted earnings per share amounts. Below is a table highlighting the changes to the previously disclosed amounts.

Three Months Ended
June 30, 2000
(in thousands, except per share data)
                                               Previously
                                                 Reported             Restated               Change
                                            -----------------    -----------------     ----------------
Revenue................................          $107,876             $106,692             $(1,184)
Net loss...............................          $(5,232)             $(6,416)             $(1,184)
Net loss per basic and
   diluted common share................           $(0.08)              $(0.10)              $(0.02)

                                       8

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

                                    June 30,        June 30,
(in thousands)                          1999            2000
                                                   (restated)
                                 ------------    ------------
TAP..........................       $ 13,824        $ 30,221
Transport Systems............          2,189           6,017
CPE..........................          1,175          60,696
                                 ------------    ------------
Total equipment..............         17,188          96,934

Services.....................          6,971           9,758

Total revenues...............        $24,159       $ 106,692
                                 ============    ============

         Westell's net revenues increased 341.6% in the three months ended June 30, 2000 when compared to the same period last year due to a 464.0% increase in equipment revenue combined with a 40.0% increase in service revenue. The increase in equipment revenue is due primarily to the increased sales of the Company's CPE products along with the impact of the Teltrend acquisition. The increase in service revenue is a result of increased teleconference call minutes.

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

RESULTS OF OPERATIONS - Period ended June 30, 2000 compared to period ended June 30, 1999.

Revenues. The Company's revenues increased 341.6% from $24.2 million in the three months ended June 30, 1999 to $106.7 million in the three months ended June 30, 2000. This revenue increase was due to increased equipment revenue of $79.7 million and teleconference service revenue of $2.8 million. The increased equipment revenue was due primarily to increased sales of the Company's products. Revenue from the CPE products climbed 5,065.6%, to $60.7 million for the three months ended June 30, 2000 compared to $1.2 million for the quarter ending June 30, 1999 due to higher unit volume offset in part by lower unit selling price. Revenues from the Company's TAP and Transport Systems business units, in the quarter ended June 30, 2000, increased to $30.2 million and $6.0 million, respectively, compared to $13.8 million and $2.2 million in the same quarter one year ago. The increase in revenues from the TAP business unit is primarily reflective of the acquisition of Teltrend Inc. which occurred in March, 2000. The increase in revenues from the Transport System's products is primarily due to higher unit sales volume. The Company's teleconference service revenue of $9.8 million for the quarter ended June 30, 2000 increased $2.8 million from $7.0 million in the same quarter one year ago. This increase in revenue is attributable to continued growth in call minutes at the Company's subsidiary Conference Plus, Inc.

Gross Margin. Gross margin as a percentage of revenue decreased from 31.1% in the three months ended June 30, 1999 to 20.6% in the three months ended June 30, 2000. This decrease in gross margin was primarily due to higher material costs, resulting from increased demand in the overall market for semi-conductor components used in our DSL products and increased freight costs. Margins were also affected by the additional costs related to the inventory step-up resulting from the Teltrend Inc. acquisition. This decrease in gross margin was somewhat offset by product mix changes and product cost integration in the TAP and Transport Systems business units and increased service revenues in the three months ended June 30, 2000.

Sales and Marketing. Sales and marketing expenses increased 99.6%, from $3.7 million in the three months ended June 30, 1999 to $7.4 million in the three months ended June 30, 2000. Sales and marketing expenses decreased as a percentage of revenues from 15.3% in the three months ended June 30, 1999 to 6.9% in the three months ended June 30, 2000. The increase in sales and marketing expenses was primarily due to the acquisition of Teltrend Inc., increased marketing of the DSL products and increased shipping charges to customers associated with the increase in sales. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 106.8%, from $3.6 million in the three months ended June 30, 1999 to $7.4 million in the three months ended June 30, 2000. Research and development expenses decreased as a percentage of revenues from 14.9% in the three months ended June 30, 1999 to 7.0% in the three months ended June 30, 2000. The increase in research and development expense is reflective of the Company's acquisition of Teltrend Inc. which occurred in March, 2000. Additionally, the Company received $700,000 from customers to fund on-going engineering projects during the three months ended June 30, 1999, which was offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                (Registrant)



DATE: February 5, 2001                        By: /s/ MARC ZIONTS
                                                      -----------
                                                      MARC ZIONTS
                                                      Chief Executive Officer


                                              By: /s/ NICHOLAS C. HINDMAN
                                                       -------------------
                                                      NICHOLAS C. HINDMAN
                                                      Chief Financial Officer