Form 10-Q/A
period 2000-09-30
WESTELL TECHNOLOGIES INC
filed 2001-02-14
CIK 1002135

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


Class A Common Stock, $0.01 Par Value - 42,399,890 shares at November 1, 2000 Class B Common Stock, $0.01 Par Value - 19,038,369 shares at November 1, 2000

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2000 and September 30, 2000 (restated)
                    (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended September 30, 1999 and 2000
                  - Six months ended September 30, 1999 and 2000 (restated)

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Six months ended September 30, 1999 and 2000 (restated)

                  Notes to the Condensed Consolidated Financial Statements
                  (restated) (unaudited)                                       6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (restated)                      10

         Item 3. Quantitative and Qualitative disclosures about market risks

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                            14

         Item 4. Other events                                                 15

         Item 5. Exhibits and Reports on Form 8-K                             15

SAFE HARBOR STATEMENT
Certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this 10-Q, which are not historical facts are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL systems by telephone companies and other customers), the imp[act of Westell's merger with Teltrend, the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as DSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           March 31,         September 30,
                                                                              2000                2000
                                                                                               (restated)
                                                                        -----------------    ---------------
                                                                                              (unaudited)
                                                                                  (in thousands)
 Current assets:
   Cash and cash equivalents...........................................          $27,258            $ 8,391
   Short term investments..............................................            1,951                  -
   Accounts receivable (net of allowance of $855,000 and $1,300,000,
   respectively).......................................................           42,025             77,636
   Inventories.........................................................           30,741             90,540
   Prepaid expenses and other current assets...........................            2,200              3,211
   Refundable income taxes.............................................            6,222              6,222
   Deferred income tax asset...........................................            3,319              3,319
   Land and building held for sale.....................................            3,309              3,309
                                                                        -----------------    ---------------
       Total current assets............................................          117,025            192,628
                                                                        -----------------    ---------------
 Property and equipment:
   Machinery and equipment.............................................           34,686             40,490
   Office, computer and research equipment.............................           18,682             26,257
   Leasehold improvements..............................................            3,436              3,123
                                                                        -----------------    ---------------
                                                                                  56,804             69,870
   Less accumulated depreciation and amortization......................           30,435             35,342
                                                                        -----------------    ---------------
    Property and equipment, net........................................           26,369             34,528
  Goodwill and intangibles, net........................................          175,482            159,287
  Deferred income tax asset and other assets...........................           23,694             22,721
                                                                        -----------------    ---------------
       Total assets....................................................         $342,570           $409,164
                                                                        =================    ===============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable....................................................         $ 21,528           $ 81,811
   Accrued expenses....................................................           22,591             13,842
   Notes payable.......................................................                -             28,598
   Accrued compensation................................................            6,938              5,410
   Current portion of long-term debt...................................            1,633                  -
                                                                        -----------------    ---------------
    Total current liabilities..........................................           52,690            129,661
                                                                        -----------------    ---------------
 Long-term debt........................................................            1,117                  -
 Other long-term liabilities...........................................            2,489              2,850
 Commitments and contingencies
 Convertible debt (net of debt discount of $669,000 and $0                         6,611                  -
 respectively).........................................................
 Stockholders' equity:
 Class A common stock, par $0.01.......................................              402                424
   Authorized - 85,000,000 shares
   Issued and outstanding - 40,179,110 shares at March 31, 2000 and 42,364,175 shares at September 30, 2000
 Class B common stock, par $0.01.......................................              190                190
   Authorized - 25,000,000 shares
   Issued and outstanding - 19,051,369 shares at March 31, 2000 and 19,051,369 shares at September 30, 2000
 Preferred stock, par $0.01............................................                -                  -
   Authorized - 1,000,000 shares
   Issued and outstanding - none
 Deferred compensation.................................................              840                939
 Additional paid-in capital............................................          345,485            357,206
 Accumulated other comprehensive income................................              184                 22
 Accumulated deficit...................................................         (67,438)           (82,128)
                                                                        -----------------    ---------------
       Total stockholders' equity......................................          279,663            276,653
                                                                        -----------------    ---------------
         Total liabilities and stockholders' equity....................         $342,570           $409,164
                                                                        =================    ===============


        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   1999            2000              1999            2000
                                                                                                  (restated)
                                                ------------    ------------      ------------    ------------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 17,326         $95,101          $ 34,514       $ 192,035
Services......................................        7,678          10,428            14,649          20,186
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       25,004         105,529            49,163         212,221

Cost of equipment sales.......................       14,358          78,661            26,246         157,243
Cost of services..............................        5,021           6,478             9,786          12,616
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       19,379          85,139            36,032         169,859
                                                ------------    ------------      ------------    ------------

   Gross margin...............................        5,625          20,390            13,131          42,362
Operating expenses:
  Sales and marketing.........................        3,414           6,222             7,112          13,601
  Research and development....................        1,619           7,509             5,216          14,947
  General and administrative..................        3,377           6,539             6,617          12,203
  Amortization of intangibles.................            -           7,958                 -          15,916
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................        8,410          28,228            18,945          56,667
                                                ------------    ------------      ------------    ------------
Operating loss................................      (2,785)         (7,838)           (5,814)        (14,305)

Other (income) expense, net...................         (74)             105              (51)            (65)
Interest expense..............................          348             331               728             450
                                                ------------    ------------      ------------    ------------
Loss before taxes.............................      (3,059)         (8,274)           (6,491)        (14,690)
Income taxes..................................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Net loss......................................    $ (3,059)       $ (8,274)         $ (6,491)      $ (14,690)
                                                ============    ============      ============    ============

Net loss per basic and diluted common share...     $ (0.08)        $ (0.14)          $ (0.18)         $(0.24)
                                                ============    ============      ============    ============
  Weighted average number of basic and
  diluted                                            36,570          61,118            36,519          60,697
  common shares outstanding...................
                                                ============    ============      ============    ============





                 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                                           WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                    September 30,
                                                                       -----------------------------------------
                                                                            1999                     2000
                                                                                                  (restated)
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)
Cash flows from operating activities:
Net loss...........................................................    $       (6,491)          $       (14,690)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....................................               3,562                   21,350
  Deferred compensation............................................                  --                       99
  Non-cash interest expense on debentures..........................                  --                      135
Changes in assets and liabilities:
  Increase in accounts receivable..................................             (3,783)                 (35,684)
  Increase in inventory............................................               (854)                 (59,856)
  Decrease (increase) in prepaid expenses and deposits.............                 466                  (1,010)
  Decrease in refundable income taxes..............................                   5                       --
  (Decrease) increase in accounts payable and accrued expenses.....             (2,258)                   51,894
  Decrease in accrued compensation.................................               (305)                  (1,528)
                                                                       -----------------        -----------------
     Net cash used in operating activities.........................             (9,658)                 (39,290)
                                                                       -----------------        -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (2,151)                 (13,481)
  Proceeds from sale of equipment..................................                 431                      166
  (Increase) decrease in other assets..............................             (1,474)                      443
  Decrease in short term investments...............................                   -                    1,951
                                                                       -----------------        -----------------
     Net cash used in investing activities.........................             (3,194)                 (10,920)
                                                                       -----------------        -----------------

Cash flows from financing activities:
  Net borrowing under revolving promissory notes                                     --                   28,598
  Repayment of long-term debt and leases payable...................             (1,229)                  (2,750)
  Proceeds from issuance of convertible debt.......................              19,000                       --
  Proceeds from the issuance of common stock.......................               1,983                    5,527
                                                                       -----------------        -----------------
     Net cash provided by financing activities.....................              19,754                   31,375
                                                                       -----------------        -----------------

Effect of exchange rate changes on cash............................                (12)                     (33)
     Net increase (decrease) in cash...............................               6,890                 (18,867)
Cash and cash equivalents, beginning of period.....................               6,715                   27,258
                                                                       -----------------        -----------------
Cash and cash equivalents, end of period...........................    $         13,605         $          8,391
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 1999 and 2000, are as follows:

                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended September 30, 1999
      Revenues..........................      $17,326               $ 7,678              $ 25,004
      Operating income (loss)...........      (3,912)                 1,127               (2,785)
      Depreciation and amortization.....        1,139                   564                 1,703
      Total assets......................       59,823                15,532                75,355

Three months ended September 30, 2000
      Revenues..........................      $95,101              $ 10,428             $ 105,529
      Operating income (loss)...........      (9,784)                 1,946               (7,838)
      Depreciation and amortization.....       10,030                   790                10,820
      Total assets......................      387,231                21,933               409,164

Six months ended September 30, 1999
      Revenues..........................      $34,514               $14,649              $ 49,163
      Operating income (loss)...........      (7,596)                 1,782               (5,814)
      Depreciation and amortization.....        2,469                 1,093                 3,562
      Total assets......................       59,823                15,532                75,355

Six months ended September 30, 2000 (restated)
      Revenues..........................      192,035                20,860               212,221
      Operating income (loss)...........     (17,795)                 3,490              (14,305)
      Depreciation and amortization.....       19,787                 1,563                21,350
      Total assets......................      387,231                21,933               409,164


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              1999         2000           1999         2000
                                                           ----------   ----------     ----------   ----------
                                                                                                    (restated)
 (In thousands)
Operating loss ........................................     $ (2,785)   $ (7,838)      $ (5,814)   $ (14,305)
Other (income) expense, net............................        (74)          105           (51)          (65)
Interest expense.......................................         348          331           728          450
                                                            ---------    ---------     ---------    ---------
Loss before income taxes...............................     $ (3,059)   $ (8,274)      $ (6,491)   $ (14,690)
                                                            =========   =========      =========   ==========

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

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                         Three months ended                Six months ended
                                                           September 30,                     September 30,
                                                    -----------------------------    -----------------------------
(in thousands)                                           1999             2000           1999             2000
                                                                                                      (restated)
                                                    ------------     ------------    ------------     ------------
Net loss......................................         $(3,059)         $(8,274)        $(6,491)        $(14,690)
Other comprehensive loss
     Foreign currency translation adjustment..              158            (364)             248            (162)
                                                    ------------     ------------    ------------     ------------
 Comprehensive loss...........................         $(2,901)         $(8,638)        $(6,243)        $(14,852)


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

(in thousands, except per share data)                Three months ended            Six months ended
                                                     September 30, 1999            September 30, 1999
                                                     ------------------------      ------------------------
Revenue.......................................                      $ 43,315                      $ 86,129
Net loss......................................                       (7,303)                      (16,597)
Net loss per basic and diluted common share...                        (0.13)                        (0.29)


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

2. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);

3. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000);

4. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27, 2000); and

5. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000).

Each of these cases was filed in the United States District Court for the Northern District of Illinois and alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. Each of these cases allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by plaintiffs and the Class by reason of the acts and transactions alleged in the Complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. In the opinion of the company, although the outcome of any legal proceedings cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings will not have a material effect on the Company's financial position.

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


Six Months Ended
September 30, 2000
(in thousands, except per share data)
                                               Previously
                                                 Reported             Restated               Change
                                            -----------------    -----------------     ----------------
Revenue................................          $213,405             $212,221             $(1,184)
Net loss...............................         $(13,506)            $(14,690)             $(1,184)
Net loss per basic and
   diluted common share................           $(0.22)              $(0.24)              $(0.02)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ----------------------------------------------------------------------
         OF OPERATION
         ------------

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

                                           Three months ended:                   Six months ended:
                                    ----------------------------------  -------------------------------------
                                      September 30,     September 30,       September 30,      September 30,
(in thousands)                                 1999              2000                1999               2000
                                    ----------------  ------------------------------------  -----------------

TAP.............................            $12,680           $29,875            $ 26,504           $ 60,096
Transport systems...............              2,636            15,678               4,825             21,695
CPE.............................              2,010            49,548               3,185            110,244
                                    ----------------  ----------------  ------------------  -----------------
Total equipment.................             17,326            95,101              34,514            192,035
                                    ----------------  ----------------  ------------------  -----------------

Services........................              7,678            10,428              14,649             20,186
                                    ----------------  ----------------  ------------------  -----------------
Total revenues..................            $25,004         $ 105,529             $49,163           $212,221
                                    ================  ================  ==================  =================

         Westell's net revenues increased 322% and 332% in the three and six month periods ended September 30, 2000, respectively, when compared to the comparable prior year periods. The increased revenue was due to increases in both equipment revenue and service revenue for the three and six month periods. The growth in equipment revenue was primarily due to the increased sales of the Company's CPE and Transport Systems products along with increased sales of TAP products due to the Teltrend Inc. acquisition. During the last days of the quarter ended September 30, 2000, the Company shipped approximately $16.7 million of CPE equipment to customers. The increased service revenue is a result of increased teleconference call minutes.

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

The Company's revenues increased 332% from $49.1 million in the six months ended September 30, 1999 to $212.2 million in the six months ended September 30, 2000. The revenue increase in the six-month period was primarily due to increased equipment revenue from the Company's CPE business unit of $107.0 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP and Transport systems business units also increased by $33.6 million and $16.8 million, respectively, when compared with the same six month period of the prior year. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower unit selling prices. The increase in the TAP business unit was primarily a result of the acquisition of Teltrend Inc., which occurred in March 2000. Service revenue increased in the six month period by $5.5 million when compared with the same period of the prior year due to increased revenue from the Company's Conference Plus, Inc. subsidiary. The increased teleconference service revenue reflects an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue decreased from 22.5% in the three months ended September 30, 1999 to 19.3% in the three months ended September 30, 2000 and decreased from 26.7% in the six months ended September 30, 1999 to 20.0% in the six months ended September 30, 2000. The decreased margin in the three and six month periods ended September 30, 2000 was primarily due to lower margins on DSL products which made up a higher proportion of the total revenue for the period. The low DSL margins were due to high material cost resulting from increased demand for semiconductor components used in DSL products. Margins were also affected by the down time, and manufacturing inefficiencies caused by the consolidation of the St. Charles, Illinois manufacturing facility, which was acquired in the Teltrend acquisition, into the Aurora manufacturing facility. This consolidation was completed in the quarter ended September 30, 2000. These decreases were off-set in part by product mix changes and cost integration in the TAP and Transport Systems business units and to a lesser extent increased service revenue which historically earns a higher margin.

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

General and Administrative. General and administrative expenses increased 93.6%, from $3.4 million in the three months ended September 30, 1999 to $6.5 million in the three months ended September 30, 2000 and increased 84.4%, from $6.6 million in the six months ended September 30, 1999 to $12.2 million in the six months ended September 30, 2000. General and administrative expenses decreased as a percentage of revenues from 13.5% in the three months ended September 30, 1999 to 6.2% in the three months ended September 30, 2000 and decreased as a percentage of revenues from 13.5% in the six months ended September 30, 1999 to 5.8% in the six months ended September 30, 2000. The general and administrative expense increase was primarily due to the Company's acquisition of Teltrend Inc., which occurred in March 2000.

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

Income taxes. There was no Benefit for income taxes recorded for either the three or the six month periods ended September 30, 1999 and 2000. The Company provided valuation reserves for the entire benefit generated during the three and six month periods ended September 30, 2000 of $6.6 million and $5.5 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

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

ITEM 1. LITIGATION
------------------

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

2. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);

3. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000);

4. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27, 2000); and

5 . Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000).

Each of these cases was filed in the United States District Court for the Northern District of Illinois and alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. Each of these cases allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by plaintiffs and the Class by reason of the acts and transactions alleged in the Complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. In the opinion of the company, although the outcome of any legal proceedings cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings will not have a material effect on the Company's financial position.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                              (Registrant)

DATE: February 5, 2001
                                             By: /s/ MARC ZIONTS
                                                 -----------
                                                 MARC ZIONTS
                                                 Chief Executive Officer


                                             By: /s/ NICHOLAS C. HINDMAN
                                                 --------------------
                                                 NICHOLAS C. HINDMAN
                                                 Chief Financial Officer