Form 10-Q
period 2000-12-31
WESTELL TECHNOLOGIES INC
filed 2001-02-15
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________



Commission File Number  0-27266
                        -------


                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                      36-3154957
          (State or other jurisdiction of        I.R.S. Employer
          incorporation or organization)       Identification Number)


     750 N. COMMONS DRIVE, AURORA, IL                60504
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   (630) 898-2500

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


Class A Common Stock, $0.01 Par Value - 42,445,235 shares at February 9, 2001 Class B Common Stock, $0.01 Par Value - 19,019,369 shares at February 9, 2001

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                       --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2000 and December 31, 2000 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended December 31, 1999 and 2000
                  - Nine months ended December 31, 1999 and 2000

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Nine months ended December 31, 1999 and 2000

                  Notes to the Condensed Consolidated Financial Statements
                  (unaudited)                                                  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 10

         Item 3. Quantitative and Qualitative disclosures about market risks  15

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                            15

         Item 4. Submission of matters to vote of security holders            16

         Item 5. Other events                                                 16

         Item 6. Exhibits and Reports on Form 8-K                             16

SAFE HARBOR STATEMENT
Certain statements contained in this Form 10-Q, which are not historical facts are forward looking statements that involve risks and uncertainties, including, without limitation, statements containing the words "anticipate," "believe," "expect," "intend" and statements relating to margin increases of DSL CPE products and DSL Transport products and other statements set forth on Note 8 to the unaudited financial statements contained in the Form 10-Q. These risks include, but are not limited to, product demand and market acceptance risks (including the future commercial acceptance of the Company's DSL systems by telephone companies and other customers), the impact of Westell's merger with Teltrend, the impact of competitive products and technologies (such as cable modems and fiber optic cable), competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies, such as DSL systems), the effect of the Company's accounting policies, the effect of economic conditions and trade, legal, social, and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under the section "Risk Factors". The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                                                 March 31,          December 31,
                                                                                   2000                 2000
                                                                              ----------------     ---------------
                                                                                                    (unaudited)
                                                                                        (in thousands)
Current assets:
  Cash and cash equivalents..............................................             $27,258             $20,346
  Short term investments.................................................               1,951                   -
  Accounts receivable (net of allowance of $855,000 and
    $1,372,000, respectively)............................................              42,025              57,505
  Inventories............................................................              30,741              94,489
  Prepaid expenses and other current assets..............................               2,200               4,034
  Refundable income taxes................................................               6,222               6,035
  Deferred income tax asset..............................................               3,319               3,319
  Land and building held for sale........................................               3,309               3,309
                                                                              ----------------     ---------------
      Total current assets...............................................             117,025             189,037
                                                                              ----------------     ---------------
Property and equipment:
  Machinery and equipment................................................              34,686              41,495
  Office, computer and research equipment................................              18,682              28,677
  Leasehold improvements.................................................               3,436               4,324
                                                                              ----------------     ---------------
                                                                                       56,804              74,496
  Less accumulated depreciation and amortization.........................              30,435              38,888
                                                                              ----------------     ---------------
   Property and equipment, net...........................................              26,369              35,608
Goodwill and intangibles, net............................................             175,482             151,329
Deferred income tax asset and other assets...............................              23,694              22,725
                                                                              ---------------      ---------------
      Total assets.......................................................            $342,570            $398,699
                                                                              ================     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................             $21,528              $73,469
  Accrued expenses.......................................................              22,591               13,193
  Accrued compensation...................................................               6,938                7,483
  Current portion of long-term debt......................................               1,633               44,598
                                                                              ----------------     ----------------
   Total current liabilities.............................................              52,690              138,743
                                                                              ----------------     ----------------
Long-term debt...........................................................               1,117                    -
Other long-term liabilities..............................................               2,489                2,993
Commitments and contingencies
Convertible debt (net of debt discount of $669,000)......................               6,611                    -
Stockholders' equity:
Class A common stock, par $0.01..........................................                 402                  424
  Authorized - 85,000,000 shares
  Issued and outstanding - 40,179,110 shares at March 31, 2000 and 42,441,535 shares at December 31, 2000
Class B common stock, par $0.01..........................................                 190                  190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,051,369 shares at March 31, 2000 and 19,019,369 shares at December 31, 2000
Preferred stock, par $0.01...............................................                   -                    -
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation....................................................                 840                  939
Additional paid-in capital...............................................             345,485              356,682
Accumulated other comprehensive income (loss)............................                 184                 (23)
Accumulated deficit......................................................            (67,438)            (102,106)
                                                                              ----------------     ----------------
      Total stockholders' equity.........................................             279,663              256,963
                                                                              ----------------     ----------------
        Total liabilities and stockholders' equity.......................            $342,570             $398,699
                                                                              ================     ================

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                       3

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended                 Nine Months Ended
                                                          December 31,                      December 31,
                                                   ----------------------------      ----------------------------
                                                      1999            2000              1999            2000
                                                   ------------    ------------      ------------    ------------
                                                                            (unaudited)
                                                               (in thousands, except per share data)

Equipment sales...............................        $ 21,964        $ 68,695          $ 56,478       $ 260,730
Services......................................           7,673          10,406            21,525          29,756
                                                   ------------    ------------      ------------    ------------
  Total revenues..............................          29,637          79,101            78,003         290,486

Cost of equipment sales.......................          16,755          61,137            43,002         218,379
Cost of services..............................           4,618           6,321            13,606          18,101
                                                   ------------    ------------      ------------    ------------
  Total cost of goods sold....................          21,373          67,458            56,608         236,480
                                                   ------------    ------------      ------------    ------------

   Gross margin...............................           8,264          11,643            21,395          54,006
Operating expenses:
  Sales and marketing.........................           3,854           8,111            10,966          21,712
  Research and development....................           2,967           8,655             8,183          23,602
  General and administrative..................           2,902           5,928             9,519          18,131
  Amortization of intangibles.................               -           7,958                 -          23,875
                                                   ------------    ------------      ------------    ------------
    Total operating expenses..................           9,723          30,652            28,668          87,320
                                                   ------------    ------------      ------------    ------------
Operating loss................................         (1,459)        (19,009)           (7,273)        (33,314)

Other (income) expense, net...................           (854)           (104)             (905)           (169)
Interest expense..............................             690           1,073             1,418           1,523
                                                   ------------    ------------      ------------    ------------
Loss before taxes.............................         (1,295)        (19,978)           (7,786)        (34,668)
Benefit for income taxes......................              --              --                --              --
                                                   ------------    ------------      ------------    ------------
Net loss......................................       $ (1,295)      $ (19,978)         $ (7,786)      $ (34,668)
                                                   ============    ============      ============    ============

Net loss per basic and diluted common share...        $ (0.04)        $ (0.33)          $ (0.21)        $ (0.57)
                                                   ============    ============      ============    ============
  Average number of basic and diluted
  common shares outstanding...................          36,643          61,427            36,561          60,697
                                                   ============    ============      ============    ============





    The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            1999                     2000
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................         $  (7,786)                $(34,668)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....................................              5,480                   33,101
  Deferred compensation............................................                --                        99
  Non-cash interest on debentures..................................                 --                      135
  Foreign currency gain on liquidation of Westell Europe, Ltd......              (426)                       --
Changes in assets and liabilities:
  Increase in accounts receivable..................................            (4,707)                 (15,584)
  Increase in inventory............................................            (3,536)                 (63,823)
  Increase in prepaid expenses and deposits........................              (666)                  (1,833)
  Decrease in refundable income taxes.............................                    5                     187
  Increase in accounts payable and accrued expenses................              1,993                   43,047
  (Decrease) increase in accrued compensation......................              (263)                      545
                                                                       -----------------       -----------------
     Net cash used in operating activities.........................            (9,906)                 (38,794)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................            (4,980)                 (18,015)
  Proceeds from sale of equipment..................................              432                      (172)
  Decrease in other assets.........................................                 32                      439
  Decrease in short term investments...............................                -                      1,951
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................            (4,516)                 (15,797)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  (Repayment) borrowing of long-term debt and leases payable.......            (1,645)                   44,598
  Proceeds from issuance of convertible debt.......................              18,542                 (2,750)
  Proceeds from the issuance of common stock.......................            1,428                      5,860
                                                                       -----------------       -----------------
     Net cash provided by financing activities.....................           18,325                     47,708
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                3                       (29)
     Net (decrease) increase in cash...............................            3,906                    (6,912)
Cash and cash equivalents, beginning of period.....................            6,715                     27,258
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................        $  10,621                    $20,346
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 2000, and for all periods presented. The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, which requires companies to present basic and diluted earnings per share. The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended December 31, 1999, and 2000, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related cost to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates that the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc., primarily related to Teltrend Inc. employees terminated. The remaining cost of $550,000 was charged to operations and relates to Westell employees terminated and other costs. As of December 31, 2000, the Company has paid approximately $1.4 million of these costs.

The restructuring charges and their utilization are summarized as follows:


                                                                Utilized
                                              Balance            through            Balance
      (in thousands)                        March 31,       December 31,       December 31,
                                                 2000               2000               2000
     ---------------------------------------------------------------------------------------
     Employee Costs...........                $ 2,604            $ 1,323            $ 1,281
     Legal & Other Costs......                    300                 55                245
     ---------------------------------------------------------------------------------------
     Total....................                $ 2,904            $ 1,378            $ 1,526
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine month periods ended December 31, 1999 and 2000, are as follows:

                                              Telecom               Telecom
                                             Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended December 31, 1999
      Revenues..........................     $ 21,964               $ 7,673              $ 29,637
      Operating income (loss)...........      (2,907)                 1,448               (1,459)
      Depreciation and amortization.....        1,308                   610                 1,918
      Total assets......................       59,477                18,447                77,924

Three months ended December 31, 2000
      Revenues..........................     $ 68,695              $ 10,406                79,101
      Operating income (loss)...........     (20,926)                 1,917              (19,009)
      Depreciation and amortization.....       10,846                   905                11,751
      Total assets......................      377,489                21,210               398,699

Nine months ended December 31, 1999
      Revenues..........................     $ 56,478              $ 21,525              $ 78,003
      Operating income (loss)...........     (10,556)                 3,283               (7,273)
      Depreciation and amortization.....        3,777                 1,703                 5,480
      Total assets......................       59,477                18,447                77,924

Nine months ended December 31, 2000
      Revenues..........................    $ 260,730              $ 29,756             $ 290,486
      Operating income (loss)...........     (38,721)                 5,407              (33,314)
      Depreciation and amortization.....       30,633                 2,468                33,101
      Total assets......................      377,489                21,210               398,699


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                                                              Three months ended          Nine months ended
                                                                 December 31,               December 31,
                                                              1999         2000           1999         2000
                                                           ----------   ----------     ----------   ----------

Operating loss ........................................     $ (1,459)  $ (19,009)      $ (7,273)   $ (33,314)
Other (income) expense, net............................        (854)        (104)         (905)         (169)
Interest expense.......................................         690        1,073         1,418          1,523
                                                            ---------  -----------  ------------    ---------
Loss before income taxes...............................     $ (1,295)  $ (19,978)      $ (7,786)   $ (34,668)
                                                              =======    ========        =======     ========

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

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                         Three months ended           Nine months ended December
                                                            December 31,                         31,
                                                    -----------------------------    -----------------------------
(in thousands)                                           1999             2000           1999             2000
                                                    ------------     ------------    ------------     ------------
Net loss......................................         $(1,295)        $(19,978)        $(7,786)        $(34,668)
Other comprehensive loss
     Foreign currency translation adjustment..              625               45             377              207
                                                    ------------    ------------    ------------     ------------
 Comprehensive loss...........................         $(1,920)        $(20,023)        $(7,409)        $(34,461)


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

(in thousands, except per share data)                Three months ended            Nine months ended
                                                     December 31, 1999             December 31, 1999
                                                     ------------------------      ------------------------
Revenue.......................................                      $ 45,441                     $ 131,570
Net loss......................................                       (7,066)                      (23,663)
Net loss per basic and diluted common share...                        (0.12)                        (0.42)


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 8.  GOING CONCERN:

         The Company has been advised by its Independent accountants that if the matters noted below are not resolved prior to the completion of their audit of the Company's financial statements for the year ended March 31, 2001, their auditors report on those statements may be modified for the outcome of these matters.

a)  The need to obtain additional financing
b) The need to increase volume and margins on both new and some existing products and
c)  The need to complete the integration of the Teltrend, Inc. acquisition.

         To resolve the financing issue, the Company is exploring various alternatives including: an increased line of credit from its current bank group and a larger line of credit from new asset based lenders replacing the current bank credit line. Under the amendment and waiver to the Company's credit facility that was made effective as of December 31, 2001, the Company agreed to raise $25 million in equity financings. To increase volume, the Company expects to add key new customer(s) during the quarter ending March 31, 2001. New higher margin DSL CPE products have been recently introduced and margins in the DSL Transport product group are expected to increase due to a new generation of products which will begin to be produced in the March 31, 2001 quarter. Margins in the Telco Access Product group are expected to increase as the integration of the Teltrend, Inc. acquisition is completed gradually over the quarters ending March 31, 2001 through June 30, 2001.

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

         Below is a table that compares equipment and service revenues for the three and nine month periods ended December 31, 1999 with the three and nine month periods ended December 31, 2000 by product groupings:

                                           Three months ended:                   Nine months ended:
                                    ----------------------------------  -------------------------------------
                                       December 31,      December 31,        December 31,       December 31,
(in thousands)                                 1999              2000                1999               2000
                                    ----------------   ------------------------------------  -----------------

TAP.............................            $11,865           $30,885             $38,369            $90,981
Transport Systems...............              3,748            13,601               8,573             35,296
CPE.............................              6,351            24,209               9,536            134,453
                                    ----------------  ----------------  ------------------  -----------------
Total equipment.................             21,964            68,695              56,478            260,730
                                    ----------------  ----------------  ------------------  -----------------

Services........................              7,673            10,406              21,525             29,756
                                    ----------------  ----------------  ------------------  -----------------
Total revenues..................            $29,637           $79,101             $78,003           $290,486
                                    ================  ================  ==================  =================

         Westell's net revenues increased 167% and 272% in the three and nine month periods ended December 31, 2000, respectively, when compared to the comparable prior year periods. The increased revenue was due to increases in both equipment revenue and service revenue for the three and six month periods. The growth in equipment revenue was primarily due to the increased sales of the Company's CPE and Transport Systems products along with increased sales of TAP products due to the Teltrend Inc. acquisition. The increased service revenue is a result of increased teleconference call minutes.

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

RESULTS OF OPERATIONS - Periods ended December 31, 2000 compared to periods ended December 31, 1999

Revenues. The Company's revenues increased 167% from $29.6 million in the three months ended December 31, 1999 to $79.1 million in the three months ended December 31, 2000. This revenue increase was primarily due to increased equipment revenue from the Company's CPE business unit of $17.9 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP and Transport Systems business units also increased by $19.0 million and $9.9 million, respectively, when compared with the same three month period of the prior year. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower unit selling prices. The increased revenue from the TAP business unit was primarily a result of the acquisition of Teltrend Inc., which occurred in March 2000. Service revenue increased in the three month period by $2.7 million when compared with the same period of the prior year due to increased revenue from the Company's Conference Plus, Inc. subsidiary. The increased teleconference service revenue reflects an increase in call minutes.

The Company's revenues increased 272% from $78.0 million in the nine months ended December 31, 1999 to $290.5 million in the nine months ended December 31, 2000. The revenue increase in the nine-month period was primarily due to increased equipment revenue from the Company's CPE business unit of $124.9 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP and Transport systems business units also increased by $52.6 million and $26.7 million, respectively, when compared with the same nine month period of the prior year. The increased CPE and Transport Systems equipment revenue was due to overall unit volume increases offset in part by lower unit selling prices. The increase in the TAP business unit was primarily a result of the acquisition of Teltrend Inc., which occurred in March 2000. Service revenue increased in the nine month period by $8.2 million when compared with the same period of the prior year due to increased revenue from the Company's Conference Plus, Inc. subsidiary. The increased teleconference service revenue reflects an increase in call minutes.

Gross Margin. Gross margin as a percentage of revenue decreased from 27.9% in the three months ended December 31, 1999 to 14.7% in the three months ended December 31, 2000 and decreased from 27.4% in the nine months ended December 31, 1999 to 18.6% in the nine months ended December 31, 2000. The decreased margin in the three and nine month periods ended December 31, 2000 was primarily due to lower margins on DSL products which made up a higher proportion of the total revenue for the period. The low DSL margins were due to high material cost resulting from increased demand for semiconductor components used in DSL products. Margins were also affected by the down time and manufacturing inefficiencies caused by the consolidation of the St. Charles, Illinois manufacturing facility, which was acquired in the Teltrend acquisition, into the Aurora manufacturing facility. Although the consolidation was completed in September 2000, the manufacturing facility experienced inefficiencies related to learning a new system at the Aurora facility. These decreases were off-set in part by product mix changes and cost integration in the TAP and Transport Systems business units and to a lesser extent increased service revenue which historically earns a higher margin.

Sales and Marketing. Sales and marketing expenses increased 110.4%, or $4.3 million, to $8.1 million in the three months ended December 31, 2000 and increased 98.0%, or $10.7 million, to $21.7 million in the nine months ended December 31, 2000 when compared to the same period last year. Sales and marketing expenses decreased as a percentage of revenues from 12.8% in the three months ended December 31, 1999 to 10.2% in the three months ended December 31, 2000 and decreased as a percentage of revenues from 13.8% in the nine months ended December 31, 1999 to 7.4% in the nine months ended December 31, 2000. The increase in sales and marketing expenses during the three and nine month periods was primarily due to the acquisition of Teltrend Inc., increased marketing of the DSL products and increased shipping charges to customers associated with the increase in sales. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 191.7%, or $5.7 million, to $8.7 million in the three months ended December 31, 2000 and increased 188.4%, or $15.4 million, to $23.6 million in the nine months ended December 31, 2000 when compared to the same period last year. Research and development expenses increased as a percentage of revenues from 9.9% in the three months ended December 31, 1999 to 10.9% in the three months ended December 31, 2000 and decreased as a percentage of revenues from 10.3% in the nine months ended December 31, 1999 to 8.1% in the nine months ended December 31, 2000. This increase in research and development expenses was primarily reflective of the Company's acquisition of Teltrend Inc., which occurred in March 2000. Additionally, the Company received $1.5 million and $4.6 million during the three and nine month periods ended December 31, 1999, respectively, from customers to fund engineering projects, which was offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 104.3%, from $2.9 million in the three months ended December 31, 1999 to $5.9 million in the three months ended December 31, 2000 and increased 90.5%, from $9.5 million in the nine months ended December 31, 1999 to $18.1 million in the nine months ended December 31, 2000. General and administrative expenses decreased as a percentage of revenues from 9.7% in the three months ended December 31, 1999 to 7.5% in the three months ended December 31, 2000 and decreased as a percentage of revenues from 12.0% in the nine months ended December 31, 1999 to 6.2% in the nine months ended December 31, 2000. The general and administrative expense increase was primarily due to the Company's acquisition of Teltrend Inc., which occurred in March 2000.

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

Other (income) expense, net. Other (income) expense, net decreased from income of $854,000 in the three months ended December 31, 1999 to income of $104,000 in the three months ended December 31, 2000 and increased from income of $905,000 in the nine months ended December 31, 1999 to income of $169,000 in the nine months ended December 31, 2000. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense increased from $690,000 in the three months ended December 31, 1999 to $1.1 million in the three months ended December 31, 2000 and increased from $1.4 million in the nine months ended December 31, 1999 to $1.5million in the nine months ended December 31, 2000. Interest expense during the current period is a result of interest incurred on the Company's subordinated secured convertible debentures, Warrants to purchase Class A Common Stock and net obligations outstanding during the period under promissory notes and equipment borrowings.

Income taxes. There was no Benefit for income taxes recorded for either the three or the nine month periods ended December 31, 1999 and 2000. The Company provided valuation reserves for the entire benefit generated during the three and nine month periods ended December 31, 2000 of $4.0 million and $10.6 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $20.3 million in cash. As of December 31, 2000, the Company had $44.6 million outstanding under its secured revolving credit facility. As of December 31, 2000, the Company had approximately $400,000 available under its secured revolving credit facility.

         The secured revolving credit facility requires, among other things, the maintenance of a minimum interest coverage ratio, a minimum net worth, a maximum capital expenditures and target EBITDA. The Company's failure to meet these quarterly financial covenants would allow the lenders to demand repayment of all amounts outstanding under the credit facility. The Company was not in compliance with target EBITDA and the interest coverage ratio at December 31, 2000. The Company and its lenders have entered in an amendment and waiver under which the covenant violations discussed above were waived. The amendment and waiver amends covenants regarding EBITDA, capital expenditures and reporting time periods, and increases the interest rate under the credit facility from prime to prime plus 1% and from LIBOR plus 1.75% to LIBOR plus 3.0%. In addition, the amendment and waiver requires the Company to raise $25 million in equity financing by April 15, 2001 and pay such amounts to the lenders. The amounts paid to the lenders will be available for reborrowing under the credit facility subject to the Company's borrowing base. Failure to raise such funds constitutes an event of default and allows the lenders to demand repayment of all amounts outstanding under the credit facility. There can be no assurance that the Company will be able to comply with the amended financial covenants in the amendment and waiver or raise the equity financing required by the amendment and waiver. As a result of the new covenants and other requirements made in the amendment and waiver, outstanding borrowings under the credit facility have been classified as a current liability.

         The Company's operating activities used cash of approximately $38.8 million in the nine months ended December 31, 2000. This primarily resulted from a net loss from operations along with increases in accounts receivable, inventory, offset by an increase in accounts payable and accrued expenses.

         Capital expenditures for the nine month period ended December 31, 2000 were approximately $18.0 million. Capital expenditures in the nine months ended December 31, 2000 included computer hardware and software, machinery and equipment and teleconferencing bridges. The Company expects to spend approximately $5.0 million for the remainder of fiscal year 2001 related to capital equipment expenditures.

         At December 31, 2000, the Company's principle sources of liquidity were $20.3 million of cash and approximately $9 million of income tax refunds. The Company's credit facility has a $45.0 million available line of credit, which was fully utilized on December 31, 2000. To meet the Company's cash needs for the fourth quarter of fiscal year 2001 and fiscal year 2002 the Company is exploring various alternatives including; an increased line of credit from its current bank group, a larger line of credit from new asset based lenders replacing the current bank credit line, and some type of equity or subordinated debt offering. Cash in excess of operating requirements will be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $53.8 million at December 31, 2000. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.9 million, (ii) a net operating loss carryforward tax benefit of approximately $39.9 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

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

         As of December 31, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $23,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2000, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 9.5% to approximately 19.5%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $2.5 million per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2000. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LITIGATION
------------------

Westell Technologies, Inc. and certain of its officers and directors have been named in the following class actions:

1. Schumaster v. Westell Technologies, Inc., et al., No. 00C7991 (filed December 26, 2000);

2. Barton v. Westell Technologies, Inc., et al., No. 00C7765 (filed December 12, 2000);

3. Hoffman v. Westell Technologies, Inc., et al., No. 00C7624 (filed December 4, 2000);

4. PAS Mgmt. & Consulting Serv., Inc.v. Westell Technologies, Inc., et al., No. 00C7605 (filed December 4, 2000);

5. Abdelnour v. Westell Technologies, Inc., et al., No. 00C7308 (filed November 20, 2000);

6. Feinstein v. Westell Technologies, Inc., et al., No. 00C7247 (filed November 16, 2000);

7. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000);

8. Greif v. Westell Technologies, Inc., et al., No. 00 C 7046 (filed November 8, 2000);

9. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);

10. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000); and

11. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27, 2000).

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

On January 11, 2001 Judge George W. Lindbergh of the federal district court for the Northern District of Illinois consolidated these cases into one lawsuit, captioned In re Westell Technologies, Inc., No 00 C 6735 (filed February 1,
2001).

Certain of its Westell Technologies, Inc.'s officers and directors have been named in the following derivative actions:

1.   Vukovich v. Zionts, et al., No. 18647 (filed January 26, 2001); and

2.   Dollens v. Zionts, et al., No. 18533 NC (filed December 4, 2000).

Each of these cases was filed in the Court of Chancery for the State of Delaware, New Castle County. Each case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and beached their fiduciary duties to Westell Technology, Inc.'s shareholders. Each case allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaints, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees, and other costs.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings will not have a material effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

On December 13, 2000 the Company held its annual shareholders meeting. Matters put before vote of the security holders were the election of directors. The results were as follows based upon total votes cast of 75,721,878:

                                          For                     Withheld
                                          ---                     --------
Thomas A. Reynolds, III               106,336,905                  687,808
Melvin J. Simon                       104,709,804                2,314,909
Paul A. Dwyer                         106,407,939                  616,774
Robert C. Penny                       105,033,674                1,991,039
John W. Seazholtz                     105,020,761                2,003,952
Howard L. Kirby, Jr.                  106,442,980                  581,733
Bernard F. Sergesketter               106,483,932                  540,781
Marc J. Zionts                        106,224,082                  706,471
J.W. Nelson                           106,300,104                  724,609


ITEM 5. OTHER EVENTS
--------------------

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:

          Exhibit 10.1 Amendment to Amended and Restated Loan and Security Agreement

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)

DATE: February 14, 2001
                                              By: MARC J. ZIONTS
                                                 ---------------
                                                   MARC J. ZIONTS
                                                   Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                   NICHOLAS C. HINDMAN
                                                   Chief Financial Officer