Form 10-Q/A
period 2000-12-31
WESTELL TECHNOLOGIES INC
filed 2001-06-12
CIK 1002135

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

Class A Common Stock, $0.01 Par Value - 42,445,235 shares at February 9, 2001 Class B Common Stock, $0.01 Par Value - 19,019,369 shares at February 9, 2001

THIS AMENDMENT TO THE FORM 10-Q REFLECTS A CHANGE TO THE PAID-IN-CAPITAL LINE ITEM OF THE REGISTRANT'S BALANCE SHEET AS OF DECEMBER 31, 2000.

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 March 31,          December 31,
                                                                                   2000                 2000
                                                                              ----------------     ---------------
                                                                                                    (unaudited)
                                                                                        (in thousands)
Current assets:
  Cash and cash equivalents..............................................             $27,258             $20,346
  Short term investments.................................................               1,951                   -
  Accounts receivable (net of allowance of $855,000 and
    $1,372,000, respectively)............................................              42,025              57,505
  Inventories............................................................              30,741              94,489
  Prepaid expenses and other current assets..............................               2,200               4,034
  Refundable income taxes................................................               6,222               6,035
  Deferred income tax asset..............................................               3,319               3,319
  Land and building held for sale........................................               3,309               3,309
                                                                              ----------------     ---------------
      Total current assets...............................................             117,025             189,037
                                                                              ----------------     ---------------
Property and equipment:
  Machinery and equipment................................................              34,686              41,495
  Office, computer and research equipment................................              18,682              28,677
  Leasehold improvements.................................................               3,436               4,324
                                                                              ----------------     ---------------
                                                                                       56,804              74,496
  Less accumulated depreciation and amortization.........................              30,435              38,888
                                                                              ----------------     ---------------
  Property and equipment, net............................................              26,369              35,608
Goodwill and intangibles, net............................................             175,482             151,329
Deferred income tax asset and other assets...............................              23,694              22,725
                                                                              ----------------     ---------------
      Total assets.......................................................            $342,570            $398,699
                                                                              ================     ===============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................             $21,528              $73,469
  Accrued expenses.......................................................              22,591               13,193
  Accrued compensation...................................................               6,938                7,483
  Current portion of long-term debt......................................               1,633               44,598
                                                                              ----------------     ----------------
   Total current liabilities.............................................              52,690              138,743
                                                                              ----------------     ----------------
Long-term debt...........................................................               1,117                    -
Other long-term liabilities..............................................               2,489                2,993
Commitments and contingencies
Convertible debt (net of debt discount of $669,000)......................               6,611                    -
Stockholders' equity:
Class A common stock, par $0.01..........................................                 402                  424
  Authorized - 85,000,000 shares
  Issued and outstanding - 40,179,110 shares at March 31, 2000 and 42,441,535 shares at December 31, 2000
Class B common stock, par $0.01..........................................                 190                  190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,051,369 shares at March 31, 2000 and 19,019,369 shares at December 31, 2000
Preferred stock, par $0.01...............................................                   -                    -
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation....................................................                 840                  939
Additional paid-in capital...............................................             345,485              357,539
Accumulated other comprehensive income (loss)............................                 184                 (23)
Accumulated deficit......................................................            (67,438)            (102,106)
                                                                              ----------------     ----------------
      Total stockholders' equity.........................................             279,663              256,963
                                                                              ----------------     ----------------
        Total liabilities and stockholders' equity.......................            $342,570             $398,699
                                                                              ================     ================

            The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended      Nine Months Ended
                                                     December 31,            December 31,
                                              ----------------------    ----------------------
                                                 1999         2000         1999        2000
                                              ---------    ---------    ---------    ---------
                                                                 (unaudited)
                                                    (in thousands, except per share data)

Equipment sales ...........................   $  21,964    $  68,695    $  56,478    $ 260,730
Services ..................................       7,673       10,406       21,525       29,756
                                              ---------    ---------    ---------    ---------
  Total revenues ..........................      29,637       79,101       78,003      290,486

Cost of equipment sales ...................      16,755       61,137       43,002      218,379
Cost of services ..........................       4,618        6,321       13,606       18,101
                                              ---------    ---------    ---------    ---------
  Total cost of goods sold ................      21,373       67,458       56,608      236,480
                                              ---------    ---------    ---------    ---------

   Gross margin ...........................       8,264       11,643       21,395       54,006
Operating expenses:
  Sales and marketing .....................       3,854        8,111       10,966       21,712
  Research and development ................       2,967        8,655        8,183       23,602
  General and administrative ..............       2,902        5,928        9,519       18,131
  Amortization of intangibles .............        --          7,958         --         23,875
                                              ---------    ---------    ---------    ---------
    Total operating expenses ..............       9,723       30,652       28,668       87,320
                                              ---------    ---------    ---------    ---------
Operating loss ............................      (1,459)     (19,009)      (7,273)     (33,314)

Other (income) expense, net ...............        (854)        (104)        (905)        (169)
Interest expense ..........................         690        1,073        1,418        1,523
                                              ---------    ---------    ---------    ---------
Loss before taxes .........................      (1,295)     (19,978)      (7,786)     (34,668)
Benefit for income taxes ..................        --           --           --           --
                                              ---------    ---------    ---------    ---------
Net loss ..................................   $  (1,295)   $ (19,978)   $  (7,786)   $ (34,668)
                                              =========    =========    =========    =========

Net loss per basic and diluted common share   $   (0.04)   $   (0.33)   $   (0.21)   $   (0.57)
                                              =========    =========    =========    =========
  Average number of basic and diluted
  common shares outstanding ...............      36,643       61,427       36,561       60,697
                                              =========    =========    =========    =========





The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                      December 31,
                                                                 --------------------
                                                                   1999        2000
                                                                 --------    --------

                                                                       (unaudited)
                                                                     (in thousands)

Cash flows from operating activities:
Net loss .....................................................   $ (7,786)   $(34,668)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ..............................      5,480      33,101
  Deferred compensation ......................................         --          99
  Non-cash interest on debentures ............................         --         135
  Foreign currency gain on liquidation of Westell Europe, Ltd.       (426)         --
Changes in assets and liabilities:
  Increase in accounts receivable ............................     (4,707)    (15,584)
  Increase in inventory ......................................     (3,536)    (63,823)
  Increase in prepaid expenses and deposits ..................       (666)     (1,833)
  Decrease in refundable income taxes ........................          5         187
  Increase in accounts payable and accrued expenses ..........      1,993      43,047
  (Decrease) increase in accrued compensation ................       (263)        545
                                                                 --------    --------
     Net cash used in operating activities ...................     (9,906)    (38,794)
                                                                 --------    --------

Cash flows from investing activities:
  Purchases of property and equipment ........................     (4,980)    (18,015)
  Proceeds from sale of equipment ............................        432        (172)
  Decrease in other assets ...................................         32         439
  Decrease in short term investments .........................         --       1,951
                                                                 --------    --------
     Net cash used in investing activities ...................     (4,516)    (15,797)
                                                                 --------    --------

Cash flows from financing activities:
  (Repayment) borrowing of long-term debt and leases payable .     (1,645)     44,598
  Proceeds from issuance of convertible debt .................     18,542      (2,750)
  Proceeds from the issuance of common stock .................      1,428       5,860
                                                                 --------    --------
     Net cash provided by financing activities ...............     18,325      47,708
                                                                 --------    --------

Effect of exchange rate changes on cash ......................          3         (29)
     Net (decrease) increase in cash .........................      3,906      (6,912)
Cash and cash equivalents, beginning of period ...............      6,715      27,258
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 10,621    $ 20,346
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine month periods ended December 31, 1999 and 2000, are as follows:

                                         Telecom      Telecom
                                        Equipment    Services     Total
                                       ----------   ---------   ----------
Three months ended December 31, 1999
      Revenues .....................   $  21,964    $   7,673   $  29,637
      Operating income (loss) ......      (2,907)       1,448      (1,459)
      Depreciation and amortization        1,308          610       1,918
      Total assets .................      59,477       18,447      77,924

Three months ended December 31, 2000
      Revenues .....................   $  68,695    $  10,406      79,101
      Operating income (loss) ......     (20,926)       1,917     (19,009)
      Depreciation and amortization       10,846          905      11,751
      Total assets .................     377,489       21,210     398,699

Nine months ended December 31, 1999
      Revenues .....................   $  56,478    $  21,525   $  78,003
      Operating income (loss) ......     (10,556)       3,283      (7,273)
      Depreciation and amortization        3,777        1,703       5,480
      Total assets .................      59,477       18,447      77,924

Nine months ended December 31, 2000
      Revenues .....................   $ 260,730    $  29,756   $ 290,486
      Operating income (loss) ......     (38,721)       5,407     (33,314)
      Depreciation and amortization       30,633        2,468      33,101
      Total assets .................     377,489       21,210     398,699


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:

                               Three months ended      Nine months ended
                                   December 31,           December 31,
                                1999        2000        1999        2000
                              --------    --------    --------    --------

Operating loss ............   $ (1,459)   $(19,009)   $ (7,273)   $(33,314)
Other (income) expense, net       (854)       (104)       (905)       (169)
Interest expense ..........        690       1,073       1,418       1,523
                              --------    --------    --------    --------
Loss before income taxes ..   $ (1,295)   $(19,978)   $ (7,786)   $(34,668)
                              ========    ========    ========    ========

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

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                  Three months ended       Nine months ended
                                                       December 31,           December 31,
                                                 --------------------    --------------------
(in thousands)                                     1999        2000        1999        2000
                                                 --------    --------    --------    --------
Net loss .....................................   $ (1,295)   $(19,978)   $ (7,786)   $(34,668)
Other comprehensive loss
     Foreign currency translation adjustment .        625          45         377         207
                                                 --------    --------    --------    --------
 Comprehensive loss ..........................   $ (1,920)   $(20,023)   $ (7,409)   $(34,461)


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

         To resolve the financing issue, the Company is exploring various alternatives including: an increased line of credit from its current bank group and a larger line of credit from new asset based lenders replacing the current bank credit line. Under the amendment and waiver to the Company's credit facility that was made effective as of December 31, 2001, the Company agreed to raise $25 million in equity financing. To increase volume, the Company expects to add key new customer(s) during the quarter ending March 31, 2001. New higher margin DSL CPE products have been recently introduced and margins in the DSL Transport product group are expected to increase due to a new generation of products which will begin to be produced in the March 31, 2001 quarter. Margins in the Telco Access Product group are expected to increase as the integration of the Teltrend, Inc. acquisition is completed gradually over the quarters ending March 31, 2001 through June 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

On December 13, 2000 the Company held its annual shareholders meeting. Matters put before vote of the security holders were the election of directors. The results were as follows based upon total votes cast of 75,721,878:

                                         For                    Withheld
                                     ----------                 ---------
Thomas A. Reynolds, III              106,336,905                  687,808
Melvin J. Simon                      104,709,804                2,314,909
Paul A. Dwyer                        106,407,939                  616,774
Robert C. Penny                      105,033,674                1,991,039
John W. Seazholtz                    105,020,761                2,003,952
Howard L. Kirby, Jr.                 106,442,980                  581,733
Bernard F. Sergesketter              106,483,932                  540,781
Marc J. Zionts                       106,224,082                  706,471
J.W. Nelson                          106,300,104                  724,609


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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                (Registrant)

DATE: June 12, 2001
                                              By: MARC J. ZIONTS
                                                 ---------------
                                                   MARC J. ZIONTS
                                                   Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 --------------------
                                                   NICHOLAS C. HINDMAN
                                                   Chief Financial Officer