Form 10-K
period 2001-03-31
WESTELL TECHNOLOGIES INC
filed 2001-07-06
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended March 31, 2001 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from
         to                        .                         -------------------
            -----------------------

Commission file number:    0-27266
                         -----------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    36-3154957
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    750 N. Commons Drive
         Aurora, Illinois                                       60504
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 15, 2001 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $91,227,678. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 15, 2001, 45,787,705 shares of the registrant's Class A Common Stock were outstanding and 19,014,869 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The     following documents are incorporated into this Form 10-K by reference:
        Proxy Statement for 2001 Annual Meeting of Stockholders (Part III).

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report of Form 10-K (the "Form 10-K") regarding matters that are not historical facts (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")) or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" set forth herein. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS


         The Company designs, manufactures, markets and services a broad range of digital and analog products used by telephone companies and local exchange carriers to deliver services primarily over existing copper telephone wires that connect end users to a telephone company's central office. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network. Westell products and solutions are deployed worldwide.

         Westell is a provider of broadband and digital subscriber line (DSL) technology solutions that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide cost-effective and high-speed services over existing copper infrastructure. In addition, Westell also provides DSL products and solutions for businesses and enterprises such as Internet Providers. The Company also designs, develops and sells Telco Access Products (TAP) that monitor and maintain special service circuits in telephone companies' local loops. These special service circuits, such as ISDN or T-1 are higher speed lines that provide voice and/or data services.

         On March 17, 2000, Westell completed the acquisition of Teltrend Inc. Teltrend manufactured and marketed products to provide data and voice services over the existing telephone network, primarily in the local loop. Teltrend also manufactured a wide range of products that convert, change and amplify transmission protocols and are used worldwide in public and private communications networks.

         Westell's 88.3% owned service subsidiary, Conference Plus, Inc. provides audio, video, and data conferencing services. Businesses and individuals use these services to hold voice, video or data conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 100 companies and serves customers indirectly through its private reseller program.


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

         Both business and residential users are increasing their use of the Internet and data networks. Businesses are using the Internet for electronic commerce, Web hosting, supply chain management, customer support and relationship management, inventory control and for creating secure data networks known as virtual private networks. Residential based demand for telecommunications, data and voice services is growing as service providers increase their offerings of new interactive multimedia services, including data and video applications such as high speed Internet access, local area network extension, telecommuting and video conferencing.

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

         To meet the growing demand for high-speed services, providers have invested and installed high-speed switches and routers and fiber optic equipment into the core or central parts of their communication networks. Although these investments promote high-speed capabilities, there are still bottlenecks at the ends of the network or the local loop. Deployment of fiber in the local access network to connect end users to a telephone company's central office has proven labor intensive, complicated, time consuming and expensive. Consequently, these connections to end users still predominantly consist of low speed analog transmission over copper wire.

         Given the challenges of widespread replacement of copper wire in the local access network, telephone companies have turned to equipment suppliers for cost-effective technology that can expand the ability of the existing copper wire infrastructure to accommodate high-speed digital transmission. Digital conversion of the analog network has been built on the aggregating or multiplexing format known as T-1 in the U.S. and E-1 in most countries outside of the U.S. T-1/E-1 transmission utilizes a data rate of 1.544 and 2.048 million bits (megabits) per second, respectively, and the transmission can be aggregated or subdivided into channels to deliver data communication services tailored to specific end user requirements. For example, a T-1 line can transmit data at a minimum of 24 times faster than a traditional phone line. Products enabling T-1 and E-1 transmission, however, have typically required extensive engineering and installation, which make them cost prohibitive for residential and small business use.

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

          Digital subscriber line technology uses complex modulation methods to enable high-speed services over copper phone lines. DSL allows the simultaneous transmission of data at speeds up to 8.0 Megabits per second in one direction, or 140 times faster than standard 56k modem service, and up to 1 Megabits per second in the reverse direction, or 17 times faster than standard 56k modem service, while also providing standard analog telephone service over a single pair of copper wires at distances of up to 18,000 feet. With DSL technology, a user can talk and have high-speed data transmissions at the same time over a regular phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the telephone companies to install second lines to support these services. DSL technology is also known as Asymmetric Digital Subscriber Line (ADSL) when it refers to products that provide bi-directional transmission capacity at varying speeds.

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

Westell Strategy

         Westell Technologies is comprised of a products subsidiary, Westell, Inc. and a service subsidiary, Conference Plus, Inc. Westell, Inc. consists of three primary business units: Transport Systems Group (TSG), Customer Premise Equipment (CPE), and Telco Access Products (TAP). The CPE business unit and TSG business unit provide broadband DSL solutions.

         The TSG business unit provides products and solutions for the service providers' network, primarily on an indirect basis with a limited set of partners. The TSG business unit is centered on developing superior networking equipment with robust architecture and network interoperability for the service providers' network. Its expertise is derived from its understanding of copper variance characteristics of the local loop, which is factored into product development. A very important part of the Transport System business unit strategy is to partner rather than directly compete with very large, global equipment providers. The Transport System business unit currently focuses on supplying equipment indirectly, through partners such as Fujitsu Telecom Europe, Limited (FTEL) or by directly providing products that address very specific markets or niches. FTEL is currently supplying approximately 50% of the equipment associated with British Telecom's DSL deployment in the United Kingdom.

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

         The Transport Systems business unit also develops niche network products for the DSL marketplace. Its LinkReach(TM) product is designed to deliver DSL service to the installed base of Digital Loop Carrier (DLC) systems already in service providers' networks. The DLC systems are remote mini-switches extending central office functionality that acts as a hubbing point for copper lines in the local access network and are deployed throughout telephone companies' networks. The mDSLAM is another niche product that provides a full ADSL network access platform in a very compact package.

         The CPE business unit provides broadband solutions including DSL products and software solutions designed for end-users. The CPE business unit draws from the local loop expertise of the TSG business unit for data design to develop and manufacture CPE products and applications that maximize performance from the loop.

         Westell's Telco Access Products business unit supplies products that enable transmission, monitoring and maintenance of high-speed digital services between a service provider's central office, controlled environment vaults
(CEV), or fiber-hut locations and their end-user customers. Products such as the Network Interface Unit (NIU) products allow customers to monitor transmission conditions and to detect performance problems in T1 circuits from remote locations. All of the Regional Bell Operating Companies have purchased the Company's NIUs in the past two years. The recently developed MegaJack DS-3 system provides similar monitoring capability for DS-3 circuits, that are over 28 times faster than T1 lines.

         On March 17, 2000, the Company completed the acquisition of Teltrend Inc. The acquisition added new products to the TAP business unit's offering such as the Advanced Span Termination System (ASTS(TM)) and new HDSL2 transmission products and systems. These HDSL2 systems enable high-speed services (such as T1 access lines) to be deployed with a single copper cable pair (whereas at least two pairs were necessary before).

The Company's Products

     Through its three products business units, the Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These products can be categorized into two groups:

o DSL Products: Products based on DSL technologies offered by the CPE and Transport Systems Group business units;
o Telco Access Products (TAP): Products used by telephone companies to optimize high speed transmissions, for example T-1 transmission at approximately 1.5 megabits per second.

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

                                               1999       2000         2001
                                               ----       ----         ----
                                                       (In thousands)
DSL Products...........................     $ 12,156    $37,960     $198,660
TAP Products...........................       57,207     52,225      120,8340

DSL Products % of total revenues.......        13.3%      31.4%        55.0%
TAP Products % of total revenues.......        62.2        43.1        33.4

         DSL Products. Westell's DSL products allow the transport of high-speed data over the local loop and enable telecommunications companies to provide cost-effective and high-speed services over existing copper infrastructure. The following table sets forth a representative list of the Company's DSL products and their applications:


Product                        Description                                      Applications
-------                        -----------                                      ------------

WireSpeed(TM)DSL Modems and    Digital Subscriber Line (DSL) customer premise   Enables end-users to receive DSL
Routers                        equipment that is connected to a corresponding   services to enable applications such
 ......................         DSL device in the service providers' central     as high-speed Internet access,
 ......................         office. Users can achieve speeds of up to 8      remote local area network access,
 ......................         megabits per second downstream and up to 1       and work at home, while providing
 ......................         megabit per second upstream. Can enable          simultaneous standard telephone
 ......................         multiple users to share a single Internet        service over copper telephone
 ......................         connection as well as dynamically select         wires.  Also enables multiple users
 ......................         between multiple service providers or            to access multiple Internet or
 ......................         corporate networks.                              corporate network locations
                                                                                simultaneously.

WebShare(TM)Software           WebShareTM is a networking software              Enables multiple users to
 ......................         application that extends the product life of     simultaneously share a single ADSL
 ......................         the WireSpeedTM modem in the market.             Internet connection, creating a
 ......................         WebShareTM works in conjunction with a Westell   cost-effective Broadband solution
 ......................         WireSpeed Ethernet DSL modem, and creates a      for small business and home users
 ......................         residential gateway providing access to up to    with multiple PCs.
 ......................         64 users. It can be downloaded from the
 ......................         Westell Web site.

WebShareTM Pro Software        WebShareTM Pro provides additional features      Enables same functionality as
 ......................         including: an integrated firewall that           WebShareTM with additional features
 ......................         protects all PCs on the local area network;      providing support of up to 253
 ......................         Virtual Private Network (VPN) support via        users. VPN support is for
 ......................         Point-To-Point Tunneling Protocol (PPTP); VPN    telecommuters who need to access
 ......................         support; Port Forwarding; and True Always On.    their corporate network from home or
 ......................         WebShareTM Pro creates a residential gateway     satellite offices; port forwarding
 ......................         providing access to up to 253 users to access    allows gaming while maintaining
 ......................         the Internet through a DSL connection. It also   security for the rest of the local
 ......................         can be downloaded from the Westell Web site.     network; and True Always On feature
 ......................                                                          memorizes the systems security
 ......................                                                          password so that users do not need
 ......................                                                          to re-enter it in the event that the
                                                                                router powers down.



Product                        Description                                      Applications
-------                        -----------                                      ------------

Access 4000TM Residential      Access 4000TM is a low-cost Broadband            Enables multiple application uses
Gateway                        residential gateway and multi-use platform       including networking, Internet
 ......................         that maximizes high-speed data, shared           access and communication services
 ......................         networking and voice services in one product.    via the users agreement with the
 ......................         Access 4000 TM provides multiple networking      selected telephone provider.
 ......................         options including HPNA, Wireless LAN, USB and    Designed for residential and small
 ......................         Ethernet, which can all be used simultaneously   business use. Multi-networking
 ......................         on a shared DSL connection via plug-in modules   options means end-users can draw
 ......................         and PCMCIA cards. Supports four channels of      upon the networking system they
 ......................         VoATM for Centrex calling features available     already have in place, simply by
 ......................         from telephone service providers.                adding the appropriate modules and
 ......................                                                          cards.


Access HRFTM                   A simple, wireless networking solution for       Enables wireless networking and
 ......................         laptop and desktop computers based on Home RF    combined wireless user Internet
 ......................         technology. Access HRFTM connects computers      access in residence or small
 ......................         together into a cordless 1.6 Mbps Ethernet       business applications. A solution
 ......................         local area network, enhancing the high-speed     that reduces the difficulty
 ......................         ADSL connection. It works by connecting the      of installing a home network by
 ......................         Access HRFTM Ethernet bridge to the DSL modem,   eliminating the need for inside
 ......................         one Access HRFTM USB adapter for each desktop    wiring.
 ......................         computer, one Access HRFTM PC card for each
 ......................         laptop computer, and performing a simple
 ......................         software configuration.
 ......................

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

         In the last five years, over 100 customers have purchased the Company's ADSL systems to conduct technical and marketing trials for interactive multimedia applications. Westell is currently involved in Bell Atlantic's initial deployment of DSL systems as well as several other carriers including Century Telephone and SaskTel. Through its partnership with Fujitsu Telecom Europe, Ltd. (FTEL), Westell is involved in the initial deployment of DSL products by British Telecom. Some of the products listed above, such as the Access 4000(TM), the Residential Gateway and the Access HRF, will be marketed to ISPs and enterprise customers and are not available on the webstore.

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

         TAP Products. Westell's TAP products provide telephone companies with cost-effective solutions to transport, maintain and improve the reliability of high speed services over copper and fiber lines in the local access network. The following table sets forth a representative list of the Company's TAP products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------

HDSL2 transmission products  HDSL2 plug-in units provide                    Providing T1 circuits between Telco
 ......................       single-cable-pair T1 circuits between  Telco   locations (CO, CEV, fiber-hut) and their
 ......................       and their T1 customer                          customers' premise.  Utilizes one pair
 ......................                                                      of "last-mile" copper cable to
                                                                            cost-effectively set up the T1 line.

NIU-PM (Network Interface    Network Interface Unit with Performance        Facilitates the maintenance and
Unit)                        Monitoring that stores circuit performance     performance monitoring of T-1
 ......................       and maintenance information for a single T1    facilities.  Provides a "demarcation
 ......................       circuit.                                       point" between the Telco equipment and
 ......................                                                      the customer's equipment.

MegaJack(TM)(Network         DS3 Network Interface Unit.  An electronic     Facilitates the maintenance and
Interface Unit)              module located in the phone companies'         monitoring of DS3 transmission.
 ......................       central office or at a DS3 customer's
 ......................       premise that provides maintenance
 ......................       capabilities for telephone lines providing
 ......................       DS3 transmission.

Advance Span Termination     Integrated mechanical shelves and electronic   Delivers multiple high capacity services
System (ASTS(TM))            modules.  Provides high-speed multiplexer      over local telephone lines in one
 ......................       interfaces such as DS3 and STS-1 (SONET).      chassis.  Typically located in the CO,
 ......................       Also provides T1, HDSL and HDSL2               CEV, or fiber-hut, this system provides
 ......................       transmission - 28 circuits per shelf.          integrated test access, 1:N protection
 ......................                                                      switching and direct connection to telco
                                                                            Operational Support  (OS) Systems.

NCTE Mountings &             Indoor and outdoor mechanical shelves and      Provides installation of end user
Enclosures (NCTE = Network   enclosures used to house Westell's and other   electronics.
Channel Terminating          companies' traditional and higher speed
Equipment)                   modules.

SmartLink(TM)                Automatic protection system for up to          Increases the reliability of T-1 and
 ......................       8-customer telephone lines providing T-1       other high-speed digital transmission.
 ......................       transmission.                                  Used for critical circuits such as those
 ......................                                                      used to provide service to cellular
 ......................                                                      telephone sites.



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

         In fiscal 2000, the Company received $6.7 million from customers to fund on-going engineering projects, which was offset against research and development expenses. The Company did not receive any funding from customers for on-going engineering projects in fiscal 1999 or fiscal 2001.

         The Company's engineering is conducted in accordance with ISO 9001, which is the international standard for quality management systems for design, manufacturing and service. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a highly-valued, superior quality provider, without compromising functionality or serviceability.

         The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. Westell's products are designed in conjunction with input from procurement and manufacturing disciplines to optimize the opportunity to achieve the lowest cost positions. The Company's outstanding quality record is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

         The Company and products under development are subject to industry wide standardization organizations which include, the American National Standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon DMT technology. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products containing transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

Customers

         The Company's principal customers historically have been U.S. Telcos. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, the U.S. federal government, Internet service providers, and business enterprises. Revenues from international customers represented approximately $8.5 million, $10.9 million and $57.7 million of the Company's revenues in fiscal 1999, 2000 and 2001, respectively, accounting for 9.2%, 9.0% and 16.0% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 46.6%, 51.4% and 50.6% of the Company's revenues in fiscal 1999, 2000 and 2001, respectively. Sales to the Company's largest three customers, Verizon, SBC, and FUJITSU Telecommunications Europe Limited (FETL), accounted for 25.9%, 17.6% and 14.3% of the Company's revenues in fiscal 2001, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other Telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

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

         The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has had an established sales force and channel to domestic service providers since its founding in 1980. As of March 31, 2001, the Company's equipment marketing, sales and distribution programs were conducted by 174 employees.

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

         In North America, TAP products are sold directly to the service providers or in some cases to distributors who service these carriers. Products from the CPE business unit are sold directly to telephone carriers, to Internet Service Providers who provide DSL services, and directly to end-users through the Company's website. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

         The CPE business unit sells its products through multiple channels. The majority of products are currently sold directly to major service providers who provide the modems to end-users as part of their service offering. The Company also sells to Internet Service Providers (ISPs) who also offer Westell products to their customers. Finally, through its on-line store, the Company also offers modems and software directly to users.

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

         The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been insignificant. The Company's standard limited warranty for its DSL products ranges from one to five years. Since the Company is continually introducing new products, it can not predict the level of future warranty claims on its products. See "Risk Factors".

Manufacturing

         The Company utilizes a combination of internal manufacturing capability and a set of turnkey contract manufacturers to satisfy its customers' requirements. To meet demand, primarily for its DSL systems, the Company has outsourced some its manufacturing requirements when customer demand exceeds production capacity. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. The use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing a new subcontractor relationship.

         A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers' sites pursuant to an agreement that the customer will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete. The Company's domestic facilities are certified pursuant to ISO 9001.

Competition

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the evolving broadband and DSL markets. Westell's primary competitors vary by business unit. The Company's principal competitors with respect to its TAP business unit are Adtran, Inc., ADC Telecommunications and HyperEdge. The Company's current competitors in the CPE business unit are primarily Alcatel Network Systems, Efficient Networks, Cisco Systems, Intel and 3Com. Although the Transport Systems business unit provides equipment in partnership with FTEL, direct competitors in these markets include Alcatel, Nortel, Lucent, Cisco, and Siemens.

         Most of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Some of competitors include full network level system suppliers who are much larger than the Company and can offer all elements of a network solution. The Company has addressed this competition by entering into strategic alliances, such as with FTEL, in which the network level system supplier offers complete systems to telephone companies of which our DSL product offering is a part. The Company's ability to compete with these larger system suppliers will depend on the success of the alliances we form and the system solutions created to meet customers needs. The inability to form successful alliances and develop systems that meet customers' requirements will materially adversely affect the Company's business and results of operations. Westell's CPE business unit engages in business development opportunities and special project development activities with a number of its CPE competitors.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. To the extent telephone companies decide not to aggressively respond to this competition and fail to offer high speed digital transmission, the overall demand for DSL products could decline. In addition, the deployment of products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. The deployment of HDSL2 systems in the U.S., while increasing the Westell sales of HDSL2 equipment, also reduces telephone companies' need for T-1 repeaters, which may result in a decrease in demand for Westell's more traditional T-1 products such as its Network Interface Units. The Company believes that the domestic market for many of its older, low speed TAP transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See Risk Factors.

Teleconference Services

         Conference Plus, Inc (CPI), founded in 1988, is an application service provider (ASP) or company that manages and hosts specific software and applications, in this case relating to conferencing and meeting services. Conference Plus is an 88.3% owned subsidiary of Westell and manages its teleconferencing and meeting services through its operations center in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland.

Conference Plus services generated $19.8 million, $30.8 million and $42.0 million in revenues in fiscal 1999, 2000 and 2001, respectively.

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

         CPI is distinguished by three strategies:

         o    Re-seller Approach
         o    Carrier Neutral/Network Independent Strategy; and
         o    International Expansion

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

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. Although the Company regards some of its technology as proprietary, to date the Company has been granted 21 patents and have an additional 30 U.S. patents pending relating to its TAP and DSL products. The Company expects to seek additional patents from time to time related to its research and development activities. See Risk Factors

         Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Without third party transceiver technologies, such as DMT technology, the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver implementable or standards compliant transceiver solutions to the Company and other alternative sources of DSL transceiver technology are not available to the Company at commercially acceptable terms, then the Company's business and results of operations would be materially and adversely affected.

         Rapid technological evolution has resulted in the need to implement strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. Without such relationships and due to the lengthy carrier product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

Employees

         As of March 31, 2001, the Company had 1,327 full-time employees. Westell's equipment manufacturing business had a total of 970 full-time employees, consisting of 174 in sales, marketing, distribution and service, 218 in research and development, 529 in manufacturing and 49 in administration. Conference Plus had a total of 357 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.


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

        Due to our significant ongoing investment in DSL technology, which can be used by telephone companies and other service providers to increase the transmission speed and capacity of copper telephone wires, we have incurred and anticipate that our losses may extend at least through fiscal 2002. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 2001, we had net losses of $93.9 million.

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

We could incur charges for excess and obsolete inventory and for adjusting inventory to net realizable value.

Due to rapidly changing technology and volatile customer demands, product cycles tend to be short. Therefore, from time to time, we may need to write off inventory as excess or obsolete. In the past, we have experienced such write-offs. For example, the Company recognized an inventory adjustment to net realizable value and charges for excess and obsolete inventory of $37.1 million during fiscal year 2001. If we incur substantial inventory expenses that we are not able to recover because of changing market conditions, it could have a material adverse effect on our business, financial condition and results of operations.

If DSL products fail to gain widespread commercial acceptance, we may not be successful and our stock price would likely decline.

We expect to continue to invest significant resources in the development of DSL products. The DSL market is still in the early stages of development. If the DSL market fails to grow or grows more slowly than anticipated, then our business and operating results would be materially adversely affected.

Commercial acceptance of DSL products depends on many factors, including the following:

     o Commercial viability and success of high speed transmission services enabled by DSL technology;
     o    The continued growth and use of the Internet;
     o Significant improvements in the interoperability among vendors' equipment used in the delivery of high speed data transmission;
     o The ability to continually improve DSL products to satisfy demands for increasing bandwidth over telephone wires; and


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

New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. For example High Bit-Rate DSL, a product that enhances the signal quality of the transmission over copper telephone wire, may reduce the demand for our Network Interface Units which provide performance monitoring of copper telephone wires. Our Network Interface Units accounted for approximately 50%, 35% and 16% of our revenues in fiscal 1999, 2000 and 2001, respectively. Further, we believe that the domestic market for many of our traditional analog products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products and to successfully develop and market new products on a cost-effective and timely basis.

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

We have and will continue to depend on the large Regional Bell Operating Companies, those companies emerging from the break-up of AT&T, as well as and other telephone carriers including smaller local telephone carriers and new alternative telephone carriers such as Qwest, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 46.6%, 51.4% and 50.6% of our revenues in fiscal 1999, 2000 and 2001, respectively. Consequently, our future success will depend upon:

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

International revenues represented 9.2%, 9.0% and 16.0% of our revenues in fiscal 1999, 2000 and 2001, respectively. The Company also has a relationship with Fujitsu Telecom Europe, Ltd. for the supply of DSL equipment to British Telecom. Because Conference Plus has expanded its conference call business in Europe by opening offices in Dublin, Ireland, we believe that our exposure to international risks may increase in the future. These risks include:


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

Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to seven years. In addition, our supply contracts with our major customers typically require us to accept returns of products or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Because we rely on new product development to remain competitive, we cannot predict the level of these types of claims that we will experience in the future. Despite our testing of products and our comprehensive quality control program, there is no guaranty that our products will not suffer from defects or other deficiencies or that we will not experience material product recalls, product returns, warranty claims or indemnification claims in the future. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit.

Investors could be adversely affected by future issuances and sales of our securities.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 64,802,574 shares of common stock outstanding as of June 15, 2001, and has the following obligations to issue additional class A common stock as of June 15, 2001:

     o options to purchase 8,297,600 shares of class A common stock, 3,981,033 of which are currently exercisable;
     o 3,005,268 shares reserved for issuance under its employee stock purchase plan;
     o warrants to purchase 909,000 shares of class A common stock for $5.92 per shares; and

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

We face securities class litigation which could significantly harm our business.

In fiscal 2000, Westell Technologies, Inc. and certain of its officers and directors were named in a consolidated class action filed in the United States District Court for the Northern District of Illinois. The case alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. Two derivative actions have been filed against certain of our officers and directors in the Court of Chancery for the State of Delaware, New Castle County. The derivative cases allege generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby and allegedly inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and breached their fiduciary duties to our stockholders. The cases seek damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. Certain of the officers and directors of Westell were also named in another derivative action filed in the United States District Court for the Northern District of Illinois, alleging that the defendants made false and misleading statements and omissions, misappropriated corporate information, and breached their fiduciary duties to Westell's shareholders. In the Illinois derivative action the plaintiff seeks the damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, including pre-judgment interest, as well as reasonable attorneys' fees and costs. In addition, certain of the officers and directors of Westell were named in a derivative action filed in the Circuit Court of Kane County, Illinois. This action is similar to the previously filed derivative actions except for the addition of additional directors of Westell as defendants.

We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition and results of operation. Any verdict against us could harm our business. Even if we are meritorious in such litigation, we could also incur substantial legal costs, and management's attention and resources could be diverted from our business which could cause our business to suffer.

We face litigation from our suppliers which, if resolved against us, could significantly harm our business and operating results.

Three of our subcontract suppliers sued us for breach of contract. Celsian Technologies, Inc. sued us for approximately $13.4 million for nonpayment of product delivered. Virata Corporation sued us for $6.4 million and unspecified additional amounts for nonacceptance of products. Alcatel sued us for $13.0 million for nonpayment for delivered goods. We believe that the Celsian product is defective and therefore that we have meritorious defenses to this lawsuit. We are currently reviewing the Alcatel and Virata complaints. However, we cannot guarantee that we will be meritorious in any of the lawsuits described above and a verdict against us in any lawsuit could materially adversely affect our business and operating results.
We will need additional financing if we do not meet our business plan or we will not be able to fund our operations.

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

As of March 31, 2001, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 60% of the votes entitled to be cast by the holders of our common stock. In addition, all members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who have sufficient voting power to elect all of the directors and to determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class B common stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 2.  PROPERTIES

         The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago. As of March 31, 2001, the Company also leased facilities in Schaumburg, Illinois and Lombard, Illinois for Conference Plus, and Dublin Ireland for Conference Plus' international operations. The Aurora facility lease expires in 2017.

         As of March 31, 2001, the Company also owned facilities in St. Charles, Illinois which were obtained as part of the Teltrend acquisition. The Company expects to sell the owned properties in St. Charles during fiscal year 2002. The Company also leases a facility in Basingstoke, England for Westell Limited (formerly Teltrend Limited).

         The Company's manufacturing facility is currently operating below maximum capacity. The Company utilizes third-party subcontractors to help fulfill fluctuations in customer demands that are, at times, beyond the manufacturing capacity of the Aurora facility. The Company currently does not plan to expand the manufacturing capacity of its Aurora facility.

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

         Certain of the officers and directors of Westell were also named in a derivative action filed in the United States District Court for the Northern District of Illinois, entitled The Ceyda Foundation Trust v. Zionts, et al., No. 01C2826 (filed April 20, 2001). The plaintiff alleges that the defendants made false and misleading statements and omissions, misappropriated corporate information, and beached their fiduciary duties to Westell's shareholders. Plaintiff seeks the damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, including pre-judgment interest, as well as reasonable attorneys' fees and costs.

         In addition, certain of the officers and directors of Westell were named in a derivative action filed in the Circuit Court of Kane County, Illinois, entitled Rothchild v. Zionts, et al., Case No. 01LK259 (filed May 31,
2001). This action is similar to the previosly filed derivative actions except for the addition of the following newly-named defendants: Paul A. Dwyer, John W. Seazholtz and Bernard F. Sergesketter.

         The Company has been named as a defendant in Celsian Technologies, Inc.
v. Westell, Inc., Case No. 01 CC 03977, Superior Court of the State of California, County of Orange, Central Justice Center, which was filed March 23, 2001. The complaint alleges nonpayment for delivered goods and seeks $13,400,000 in damages. The Company removed this case to federal court on April 30, 2001, where it is now pending in the United States District

Court for the Central District of California as Case No. 01-3878 FMC. On May 29, 2001, Westell answered Celsian's complaint and filed a counterclaim against Celsian for breach of contract and breach of express and implied warranties. Westell's counterclaim seeks damages in an amount to be proven at trial but presently believed to be in excess of $13,000,000. As of June 18, 2001, Celsian has not yet responded to the counterclaim, but Celsian's response is due on or before July 23, 2001. Discovery has not yet commenced.

         The Company has been named as a defendant in Virata Corporation v. Westell Technologies, Inc., Case No. CV 797182, Superior Court of California, County of Santa Clara, which was filed April 2, 2001. The complaint alleges nonpayment for delivered goods and non-acceptance of goods and seeks in excess of $6,400,000 in damages. The Company answered Virata's complaint on May 22, 2001. Discovery has commenced.

         The Company has been named as a defendant in PacTec, a division of La France Corporation v. Celsian Technology, Inc. and Westell Technologies, Inc. which was filed in May 1, 2001 in the Court of Common Pleas of Delaware County, Pennsylvania. The complaint alleges nonpayment for goods delivered to Celsian and claims liability of Westell in connection therewith and seeking $660,124.86 in damages. The Company removed this case to federal court on June 11, 2001, where it is now pending in the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 01 CV 2836. The Company has not yet responded to this complaint.

         The Company has been named as a defendant in Alcatel Microelectronics, N.V. v. Westell, Inc., Case No. 01 C 3265, United States District Court, Northern District of Illinois, which was filed in May 4, 2001. The complaint alleges nonpayment for delivered goods and seeks in excess of $13,000,000 in damages. On June 11, 2001, Westell filed a Motion to Dismiss Count III (unjust enrichment) of the complaint. Westell did not answer Count I (breach of contract) or Count II (account stated) of the complaint at that time. On June 19, 2001, Alcatel filed a Motion For Judgment By Default Against Westell on Counts I and II of the complaint. By agreement of the parties, Westell will answer Counts I and II of the complaint by July 9, 2001, Alcatel will voluntarily dismiss Count III of the complaint, and both pending motions will be withdrawn. There is a status conference scheduled for July 13, 2001.

         We are currently reviewing the Alcatel, Celsian, PacTec and Virata complaints. However, we cannot guarantee that we will be meritorious in any of the lawsuits described above and a verdict against us in any of the lawsuits could materially adversely affect our business and operating results.

         In the opinion of the Company, although the outcome of any legal proceedings set forth above cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings could have a material effect on the Company's financial position.

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
                                                              High        Low
                                                          -----------   --------
Fiscal Year 2000
    First Quarter ended June 30, 1999..................   $ 11 3/16    $ 3 7/8
    Second Quarter ended September 30, 1999............      9 1/2       6 7/8
    Third Quarter ended December 31, 1999..............     13           6 7/16
    Fourth Quarter ended March 31, 2000................     40 3/4       9

Fiscal Year 2001
    First Quarter ended June 30, 2000..................     31 3/4      12 3/4
    Second Quarter ended September 30, 2000............     30 3/16     12 1/4
    Third Quarter ended December 31, 2000..............     13 1/4       2 29/32
    Fourth Quarter ended March 31, 2001................      5 7/8       2 3/8

Fiscal Year 2002
    First Quarter through June 25, 2001.................     3 19/64     1 21/64


         As of 06/25/01, there were approximately 729 holders of record of the outstanding shares of Class A Common Stock.


Dividends

         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1997, 1998, 1999, 2000 and 2001 and for each of the five fiscal years in the period ended fiscal year 2001 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP for fiscal years 1997 through 2000 and by Ernst & Young LLP in fiscal year 2001. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                                        Fiscal Year Ended March 31,
                                                       -------------------------------------------------------------
                                                            1997 (2)    1998 (2)    1999 (2)    2000 (2)     2001
                                                           ------      ------      ------      ------       -----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues.............................................    $79,710     $86,595     $92,004     $120,993     $361,477
Cost of goods sold...................................     57,832      58,764      66,816       89,969      331,319
                                                         --------     -------     -------     -------    ---------
     Gross margin....................................     21,878      27,831      25,188       31,024       30,158
                                                         --------     -------     -------     -------    ---------
Operating expenses:
  Sales and marketing................................     16,539      19,635      19,766       15,338       30,323
  Research and development...........................     21,994      26,558      26,605       10,789       33,308
  General and administrative.........................      9,757      13,151      13,117       14,003       24,254
  Goodwill amortization .............................      --          --          --           1,326       31,832
  Restructuring charge ..............................      --          1,383         800          550        1,700
                                                         --------     -------     -------     -------    ---------
     Total operating expenses........................     48,290      60,727      60,288       42,006      121,417
                                                         --------     -------     -------     -------     --------
Operating loss from continuing
  operations.........................................    (26,412)    (32,896)    (35,100)     (10,982)     (91,259)
Other income, net....................................      2,221      14,290         404        1,056       --
Interest expense.....................................        330         502         296        1,856        2,197
                                                         --------     -------     -------     -------    ---------
Loss from continuing operations before
  income taxes.......................................    (24,521)    (19,108)    (34,992)     (11,782)     (93,456)
Benefit for income taxes.............................     (9,820)     (5,137)      --          (3,600)        --
                                                         --------     -------     -------     -------    ---------
Loss from continuing operations......................    (14,701)    (13,971)    (34,992)      (8,182)     (93,456)
Discontinued operations (loss).......................         (5)       --           --            --         --
                                                         --------     -------     -------     -------    ---------
Loss before cumulative effect of change in
  accounting principle...............................    (14,706)    (13,971)    (34,992)      (8,182)     (93,456)
Cumulative effect of change in accounting principle..       --         --          --           --            (400)
Net loss............................................. $  (14,706)  $ (13,971)  $ (34,992)  $   (8,182)   $ (93,856)
                                                      ===========  ========== ==========   ========== ============
Net loss per basic and diluted share: (1)
Loss before cumulative effect of change in
  accounting principle............................... $  (  0.41)    $ (0.38)  $   (0.96)     $ (0.22)     $ (1.53)
Cumulative effect of change in accounting principle..       --         --           --          --           (0.01)
 Net loss per basic and diluted share................ $  (  0.41)    $ (0.38)  $   (0.96)     $ (0.22)     $ (1.54)
                                                      ===========    ========   ========     ========    =========
Dividends declared per share.........................$       --    $     --    $     --    $     --      $     --
Average number of basic and diluted
   common shares outstanding (1).....................     35,940      36,348      36,427       37,658       61,072

                                                                              As of March 31,
                                            -------------------------------------------------------------------------
                                                           1997        1998        1999        2000         2001
                                                           ----        ----        ----        ----         ----
Balance Sheet Data:
Working capital......................................   $ 65,105    $ 47,481    $ 12,213    $  64,335    $  38,778
Total assets.........................................    108,049      98,405      64,407      342,570      315,139
Short term debt......................................       --          --           500        --             --
Long-term debt, including current portion............      6,487       4,420       4,814        2,750       28,554
Total stockholders' equity...........................     86,188      73,141      39,124      279,663      197,825
-----------------------------
(1)  Adjusted to reflect the two for one stock split of the Company's Class A
     Common Stock effected June 7, 1996.
(2)  Revenues and sales and marketing costs have been restated for the impacts of the adoption of EITF Issue 00-10.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Telco Access Products
(TAP) product lines, particularly the sale of Network Interface Units and related products. NIU products accounted for approximately 50%, 35% and 16% of revenues in fiscal years 1999, 2000 and 2001, respectively. The Company introduced its first DSL products in fiscal 1993 and these products represented approximately 13.0%, 26.9% and 55.0% of revenues in fiscal 1999, 2000 and 2001, respectively. The Company has also provided audio teleconferencing services since fiscal 1989 which constituted 22.9%, 26.6% and 11.6% of the Company's revenues in fiscal 1999, 2000 and 2001, respectively.

         On March 17, 2000, the Company acquired 100% of the outstanding shares of Teltrend Inc., a designer, manufacturer and marketer of transmission products used by telephone companies to provide voice and data service over the telephone network.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and market strategies. They consist of:

1) A telecommunications equipment manufacturer of local loop access products, which includes the Telco Access Products, Transport Systems products and CPE products, and
2) A multi-point telecommunications service bureau, Conference Plus, Inc, specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and expand its sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 1999, 2000 and 2001.

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

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:


                                                                  Fiscal Year Ended March 31,
                                                                  ---------------------------

                                                                 1999         2000       2001
                                                                 ----         ----       ----

Equipment .................................................      78.5%         74.5%     88.4%
Services...................................................      21.5          25.5      11.6
                                                               ------        ------    -------
  Total revenues...........................................     100.0         100.0     100.0

Cost of equipment..........................................      60.2          58.7      84.7
Cost of services...........................................      12.4          15.7       7.0
                                                               ------        ------     -----
  Total cost of goods sold.................................      72.6          74.4      91.7
                                                                -----         -----     ------

    Gross margin...........................................      27.4          25.6       8.3
                                                                 ----         -----      ----

Operating expenses:
  Sales and marketing......................................      21.5          12.6       8.4
  Research and development.................................      28.9           8.9       9.2
  General and administrative...............................      14.3          11.6       6.7
  Goodwill amortization....................................      --             1.1       8.8
  Restructuring charge.....................................       0.8           0.5       0.5
                                                             --------        ------   -------

     Total operating expenses..............................      65.5          34.7      33.6
                                                                 ----         -----     -----

Operating loss ............................................     (38.2)         (9.1)    (25.3)
Other income, net..........................................       0.5           0.9       0.0
Interest expense...........................................       0.3           1.5       0.6
                                                                -----         -----     -----

Loss before income tax benefit.............................     (38.0)         (9.7)    (25.9)
Benefit for income taxes...................................      (0.0)         (3.0)     (0.0)
Cumulative effect of change in accounting principle........       0.0           0.0      (0.1)
                                                                -------      --------   ------

Net loss...................................................     (38.0)%        (6.7)%   (26.0)%
                                                               ========       =======  ========


Fiscal Years Ended March 31, 1999, 2000 and 2001

         Revenues. Revenues were $92.0 million, $121.0 million and $361.5 million in fiscal 1999, 2000 and 2001 respectively. Revenues increased 31.5% and 198.8% in fiscal 2000 and 2001, respectively, from the preceding years. The fiscal 2000 increase of $29.0 million was primarily due to an increase of $25.9 million resulting from increased shipments of DSL products. These increases were offset in part by a decrease of $5.1 million in sales of the TAP products due primarily to competitive pressures and product mix. The fiscal 2001 increase of $240.5 million was primarily due to a $160.6 million increase in DSL revenue from increased unit volume and an $68.7 million increase in TAP revenue from increased volume as a result of the acquisition of Teltrend Inc. Service revenue increased $11.0 million, or 55.5% in fiscal 2000 and $11.2 million, or 36.3% in fiscal 2001 due to increased audio conference calling volume at Conference Plus, Inc.

         Gross Margin. Gross margin was $25.2 million, $31.0 million and $30.2 million and gross margin as a percentage of revenues was 27.4%, 25.6% and 8.3% in fiscal 1999, 2000 and 2001, respectively. The fiscal 2000 decrease in gross margin as a percent of revenue from the previous year was primarily the result of aggressive pricing of DSL products in the CPE and Transport Systems business units and continued competitive pricing pressures and product mix changes in the TAP business unit. The fiscal 2001 decrease in gross margin as a percent of revenue from the previous year was primarily the result of an adjustment to record inventory at net realizable value and charges for excess and obsolete inventory of $37.1 million. Of this charge, $26.7 million relates to inventory held during the year and $10.4 million relates to inventory purchase commitments in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for fiscal year 2001 was 18.6%. The decrease in gross margin as a percent of revenue before inventory charges from the previous year was primarily the result of aggressive pricing of DSL products in the CPE and Transport Systems business units and production inefficiencies caused by efforts to integrate the manufacturing facility of Teltrend Inc.

         Sales and Marketing. Sales and marketing expenses were $19.8 million, $15.3 million and $30.3 million in fiscal 1999, 2000 and 2001, respectively, constituting 21.5%, 12.7% and 8.4% of revenues, respectively. In fiscal 2000, sales and marketing decreased $4.4 million. This decrease was primarily due to cost reductions resulting from management initiatives undertaken late fiscal 1999 to streamline DSL sales efforts. In fiscal 2001, sales and marketing expenses increased by $15.0 million due primarily to the acquisition of Teltrend Inc. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

         Research and Development. Research and development expenses were $26.6 million, $10.8 million and $33.3 million in fiscal 1999, 2000 and 2001, respectively, constituting 28.9%, 8.9% and 9.2% of revenues, respectively. In fiscal 2000, research and development expenses decreased $15.8 million or 59.4% from the previous year. This decrease was due primarily to receiving $6.7 million in fiscal 2000 from customers to fund on-going engineering projects, which was offset against research and development expenses. Additionally, cost savings had resulted from the absence of costs related to the Company's European operation, Westell Europe Limited, which was eliminated early in fiscal 2000. In fiscal 2001, research and development increased by $22.5 million or 208.3% from the prior year. This increase was primarily due to the acquisition of Teltrend Inc. and to a lesser extent, due to the absence of funding from customers for engineering projects. The Company believes that a continued investment in research and development will be required for the Company to remain competitive.

         General and Administrative. General and administrative expenses were $13.1 million, $14.0 million and $24.3 million in fiscal 1999, 2000 and 2001, respectively, constituting 14.3%, 11.6% and 6.7% of revenues, respectively. General and administrative expenses increased $900,000 in fiscal 2000 from the previous year due primarily to increases related to information systems enhancements and non-employee stock option grants which were offset in part by cost reductions resulting from management initiatives undertaken late fiscal 1999 to streamline DSL efforts. General and administrative expenses increased by $10.3 million or 73.6% in fiscal 2001 due primarily to the acquisition of Teltrend Inc.

         Restructuring charge. The Company recognized restructuring charges of $800,000, $550,000 and $1.7 million in fiscal 1999, 2000 and 2001, respectively.
The fiscal 1999 and fiscal 2001 charges included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 2001, the Company has paid $631,000 and $0 of the restructuring costs charged in fiscal 1999 and 2001, respectively. During the three months ending December 31, 1999, management determined that essentially all restructuring payments had been completed for fiscal year 1999 therefore the remaining restructuring accrual balances of approximately $169,000 was reversed into income.

         The fiscal 1999 restructuring plan was to decrease costs, primarily by reducing the workforce by approximately 11%, and focusing DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The fiscal 2001 restructuring plan was to further decrease costs by workforce reduction. The 2001 restructuring was focused primarily on the sales and marketing functions and is expected to generate a payroll cost savings of approximately $2.5 million annually.

         The fiscal 2000 charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc primarily related to Teltrend Inc. employees involuntarily terminated. The remaining cost of $550,000 has been charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2001, $1.6 million of these costs have been paid.

         A table which summarizes the restructuring charges and their utilization can be found in Note 10 to the Consolidated Financial Statements of the Company.

         Other income, net. Other income, net was $404,000, $1.1 million and $0.0 million for fiscal years 1999, 2000 and 2001, respectively. In fiscal 2000, the Company recognized other income of $650,000 for a foreign currency gain from the liquidation of Westell Europe Ltd. Excluding the effects of these one-time benefits, Other income, net would have been $406,000 for fiscal year ended March 31, 2000. Excluding these one time items, Other income, net for the years ended March 31, 1999 and 2000 was primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

         Interest Expense. Interest expense was $296,000, $1,856,000 and $2,197,000 for fiscal 1999, 2000 and 2001, respectively. The fiscal 2000 increase in interest expense was a result of interest from the Company's subordinated secured convertible debentures, warrants to purchase Class A common stock and net obligations outstanding during the year under promissory notes and equipment borrowings. The fiscal 2001 increase in interest expense was a result of increased usage of bank debt.

         Benefit for Income Taxes. Benefit for income taxes was $3.6 million in fiscal 2000. No tax benefit was recorded in fiscal year 1999 or 2001. In each of these fiscal years, in addition to the tax benefit generated by the loss before income taxes, the Company was able to generate $750,000, $662,000 and $500,000, respectively, in tax credits primarily generated by increasing research and development activities. The Company recorded valuation allowances of $12.3 million in fiscal 1999, $900,000 in fiscal 2000 and $27.7 million in fiscal 2001 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. The Company has approximately $4.8 million in income tax credit carry forwards and a tax benefit of $46.8 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

Quarterly Results of Operations

         The following tables present the Company's results of operations for each of the last eight fiscal quarters and the percentage relationship of certain items to revenues for the respective periods. All periods have been revised to reflect the adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" to record such costs billed to customers as revenue. In addition, the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 have been restated to reflect the effects of adopting SAB 101, Revenue Recognition in Financial Statements. These adjustments are not considered material. The Company believes that the information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.


                                                                 Quarter Ended
                     ----------------------------------------------------------------------------------------------
                                               Fiscal 2000                              Fiscal 2001
                     ----------------------------------------------------------------------------------------------

                              June 30,  Sept. 30,  Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                1999      1999      1999       2000       2000        2000      2000       2001
                                ----      ----      ----       ----       ----        ----      ----       ----
                                                                   (in thousands)
Equipment .................    $17,243   $17,421    $22,044    $33,477   $93,954    $96,041   $69,465   $ 60,034
Services...................      6,612     7,241      7,673      9,282     9,389      9,961    10,406     12,227
                               -------   -------    -------    -------   -------    -------   -------   --------
   Total revenues..........     23,855    24,662     29,717     42,759   103,343    106,002    79,871     72,261

Cost of equipment..........     11,890    14,358     16,755     27,961    75,611     79,221    61,237     90,104
Cost of services...........      4,405     4,584      4,618      5,398     5,739      6,011     6,321      7,075
                               -------   -------    -------    -------   -------    -------   -------   --------
   Total cost of goods sold     16,295    18,942     21,373     33,359    81,350     85,232    67,558     97,179
                               -------   -------    -------    -------   -------    -------   -------   --------
     Gross margin..........      7,560     5,720      8,344      9,400    21,993     20,770    12,313    (24,918)
                               -------   -------    -------    -------   -------    -------   -------   --------

Operating expenses:
  Sales and marketing......      3,752     3,509      3,934      4,143     8,199      6,362     8,381      7,381
  Research and
    development............      3,597     1,619      2,967      2,606     7,438      7,509     8,655      9,706
  General and
    administrative.........      3,240     3,377      2,902      4,484     5,664      6,539     5,928      6,123
 Goodwill amortization.....       --        --         --        1,326     7,958      7,958     7,958      7,958
  Restructuring charge.....       --        --         --          550      --         --        --        1,700
    Total operating
      expenses.............     10,589     8,505      9,803     13,108    29,259     28,368    30,922     32,868
                               -------   -------    -------    -------   -------    -------   -------   --------
Operating loss ............     (3,029)   (2,785)    (1,459)    (3,709)   (7,266)    (7,598)  (18,609)   (57,786)
                               -------   -------    -------    -------   -------    -------   -------   --------

Other income (expense), net        (24)       74        854        151       169       (105)      104       (168)
Interest expense...........        379       348        690        438       119        331     1,073        674
                               -------   -------    -------    -------   -------    -------   -------   --------

Loss before
  income taxes.............     (3,432)   (3,059)    (1,295)    (3,996)   (7,216)    (8,034)  (19,578)   (58,628)

Benefit for
  income taxes.............       --          --        --      (3,600)       --         --       --        --

Cumulative effect of
   change in accounting
   principle...............       --          --        --         --       (400)       --        --         --
                                -------   -------    -------    -------   -------    -------   -------   --------



Net loss...................  $  (3,432) $ (3,059) $  (1,295)   $  (396)  $(7,616)  $ (8,034) $(19,578) $ (58,628)
                             =========  ========= ==========   ========  ========= ========= ========== =========




                                                                Quarter Ended
                      ---------------------------------------------------------------------------------------------
                                                 Fiscal 2000                         Fiscal 2001
                      ---------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                                1999     1999       1999       2000       2000       2000      2000       2001
                                ----     ----       ----       ----       ----       ----      ----       ----

Equipment..................     72.3%      70.6%      74.2%      78.3%      90.9%     90.6%     87.0%      83.1%
Service....................     27.7       29.4       25.8       21.7        9.1      9.4       13.0       16.9
                              ------     ------     ------     ------      -----    -----     ------       ----
  Total revenues...........    100.0      100.0      100.0      100.0      100.0    100.0      100.0      100.0

Cost of equipment sales....     49.8       58.2       56.4       65.4       73.2     74.7       76.7      124.7
Cost of services...........     18.5       18.6       15.5       12.6        5.5      5.7        7.9        9.8
Total cost of goods sold...     68.3       76.8       71.9       78.0       78.7     80.4       84.6      134.5
                                ----      -----      -----      -----      -----    -----      -----     ------
  Gross margin.............     31.7       23.2       28.1       22.0       21.3     19.6       15.4     (34.5)
                                ----      -----      -----      -----      -----    -----      -----    -------

Operating expenses:
  Sales and marketing......     15.7       14.2       13.2        9.7        7.9      6.0       10.5       10.2
  Research and
    development............     15.1        6.6       10.0        6.1        7.2      7.1       10.8       13.4
  General and
    administrative.........     13.6       13.7        9.8       10.5        5.5      6.2        7.4        8.5
  Goodwill amortization....    (0.0)      (0.0)      (0.0)        3.1        7.7      7.5       10.0       11.0
  Restructuring charge.....      0.0        0.0        0.0        1.3        0.0      0.0        0.0        2.4
                               -----      -----      -----      -----      -----    -----      -----      -----

    Total operating
      expenses.............     44.4       34.5       33.0      30.7        28.3     26.8       38.7       45.5
                                ----      -----      -----      -----      -----     ----      -----      -----

Operating loss.............   (12.7)     (11.3)      (4.9)      (8.7)      (7.0)    (7.2)     (23.3)     (80.0)
                              ------    -------     ------     ------     ------   ------    -------    -------
Other income (expense), net    (0.1)        0.3        2.8        0.4        0.2    (0.1)        0.1      (0.2)
Interest expense...........      1.6        1.4        2.3       1.0         0.0      0.3        1.3      0.9
                                 ---      -----      -----    -------      -----    -----      -----    -------

Loss before
  income taxes.............   (14.4)     (12.4)      (4.4)      (9.3)      (7.0)    (7.6)     (24.5)     (81.1)
Benefit for
  income taxes.............    (0.0)      (0.0)     (0.0)       (8.4)      (0.0)    (0.0)      (0.0)      (0.0)
Cumulative effect of change
  in accounting principle..    --         --         --         --         --       --         --         (0.6)
                            --------   --------  ---------   --------   -------- --------   --------   --------

Net loss..................... (14.4)%     (12.4)%   (4.4)%       (0.9)%     (7.0)%    (7.6)%    (24.5)%    (81.7)%
                             =========   ========   =======      ======     ======    ======   ========    =======


         The Company's quarterly equipment revenues have varied from quarter to quarter due primarily to quarterly fluctuations in DSL revenues. A majority of DSL shipments were for initial service deployments and therefore have not yet created steady or predictable demand for these products on a quarter to quarter basis. CPE and Transport Systems product revenues have increased fairly steadily in fiscal 2000 and 2001 due to increased demand for DSL products. Revenues from Telco Access Products increased in fiscal 2001 due to the acquisition of Teltrend Inc. TAP revenues in the second and third quarters of fiscal 2001 were negatively affected by lost production capacity during the integration of the Teltrend Inc. manufacturing facility with the Westell facility in Aurora, Illinois. Conference Plus service revenues have seen steady growth throughout the eight quarters presented due primarily to increased audio conference calling traffic volume.

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The low margins in the fiscal 2000 and fiscal 2001 quarters are primarily a result of the increased volume in DSL products that have relatively low margins. Due to changes in anticipated demand in the fourth quarter of fiscal 2001, the Company recognized an inventory adjustment to market value and excess inventory charge of $30.8 million of which $20.4 million relates to inventory on hand and $10.4 million relates to inventory purchase commitments in excess of anticipated requirements. Margins were also negatively affected by production inefficiencies related to the integration of Teltrend Inc, which was acquired by the Company during March 2000. The Teltrend Inc. manufacturing facility was combined with the Westell facility in Aurora, Illinois during the second quarter of fiscal 2001 and caused production inefficiencies during the second and third quarters of fiscal 2001. Additionally, the Company's Conference Plus, Inc. subsidiary made additional infrastructure enhancements to handle increased call minutes which also impacted margins in fiscal 2000 and 2001. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods due to these factors, even if its DSL products achieve market acceptance.

         Operating expenses increased in the fiscal 2001 quarters compared to fiscal 2000 primarily due the acquisition of Teltrend Inc. Operating expenses were also higher due to the absence of payments from customers to fund on-going engineering projects in fiscal 2001, which were offset against research and development expenses. As a percentage of revenue, operating expenses decreased in the first two quarters of fiscal 2001 due to the increased revenue from DSL equipment sales and then increased in the second two quarters as a percent of sales due to the decrease in DSL equipment sales.

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

Liquidity and Capital Resources

         At March 31, 2001, the Company had $405,000 in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 2001, the Company had $28.4 million outstanding balance under its secured revolving promissory note facility. As of March 31, 2001, the Company had approximately $6.6 million available under the secured revolving promissory note facility.

         The secured revolving credit facility requires, among other things, the maintenance of a minimum interest coverage ratio, a minimum net worth, a maximum capital expenditures and target EBITDA. The Company's failure to meet these quarterly financial covenants would allow the lenders to demand repayment of all amounts outstanding under the credit facility. The Company was not in compliance with target EBITDA and the interest coverage ratio at March 31, 2001. The Company and its lenders have entered into an amendment and waiver under which the covenant violations discussed above were waived. The amendment and waiver amends covenants regarding EBITDA, interest coverage ratio and minimum net worth, and eliminates the LIBOR interest rate option. In addition, the amendment and waiver require the Company to raise $25 million in equity financing by June 30, 2001, of which $5 million must be raised by May 15, 2001 and pay such amounts to the lenders. In addition, the amendment required the Company to deliver to the lenders by May 15, 2001, a favorable opinion from a consultant approved by the lenders as to the reasonableness and achievability of the Company's projections. The Company raised $6 million in equity financing in May 2001 and delivered the favorable consultants opinion. The remaining financing obligations under the amendment were subsequently amended as set forth in the next paragraph.

         On June 29, 2001, the Company amended the revolving credit facility, resulting in an asset-based, revolving lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $9.0 million and 70% of the guarantee described below. The $9.0 million inventory limitation is reduced by $.1 million on August 1, 2001, and shall be reduced by an additional $.1 million on the first day of each month thereafter. The Company was eligible to borrow an additional $6.6 million as of March 31, 2001. Up to $10,000,000 of the facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed by trusts for the benefit of Robert C. Penny III and other Penny family members and is supported by their brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company has granted these stockholders 512,820 warrants to purchase shares of Company Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Any future equity financing will also reduce dollar for dollar the amount of the guaranty. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. This new amendment provides for covenants regarding EBITDA and tangible net worth. Management expects to be in compliance with the covenants for the term of the debt.

         The Company's operating activities used cash of $31.3 million, $22.3 million and $38.6 million in fiscal 1999, 2000 and 2001, respectively. Cash used by operations in fiscal 1999 resulted primarily from a loss from continuing operations of $28.0 million (net of depreciation) and working capital required by increases in prepaid expenses and receivables, and a decrease in accrued compensation offset by an increase in accounts payable. Cash used by operations in fiscal 2000 resulted primarily from a pre-tax loss from continuing operations of $3.3 million (net of depreciation and amortization) and working capital requirements. Cash used by operations in fiscal 2001 resulted primarily from a loss from continuing operations of $49.9 million (excluding depreciation and amortization) and working capital requirements. Working capital was affected primarily by increases in inventory and offset by an increase in accounts payable and accrued compensation.

         Capital expenditures in fiscal 1999, 2000 and 2001 were $6.0 million, $11.4 million and $22.2 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $15.5 million in fiscal 2002 for capital equipment.

         At March 31, 2001, the Company's principal sources of liquidity were $405,000 of cash and cash equivalents and $6.6 million under its secured revolving promissory notes facility. To meet the Company's cash needs for fiscal year 2002 the Company is exploring various alternatives including; an increased line of credit from its current bank group, a larger line of credit from new asset based lenders replacing the current bank credit line, and some type of equity or subordinated debt offering. Cash in excess of operating requirements will be invested on a short term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $72.0 million at March 31, 2001. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.8 million, (ii) a net operating loss carryforward tax benefit of approximately $46.8 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured, the Company has incurred operating losses for the 1999, 2000 and 2001 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. A portion of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. At March 31, 1999 and March 31, 2001, management determined that the strategy was no longer sufficient to realize the amount deferred tax assets recorded and as such the Company recorded a valuation allowance of $12.3 million and $27.7 million respectively. At March 31, 2000, management re-assessed the valuation of the Company's deferred tax asset and determined that the tax planning strategy was sufficient to record additional tax assets of $3.6 million. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Irish pound. The Company also has accounts receivable denominated in British pounds. The Company at times uses foreign currency derivatives to manage the exposure to changes in the exchange rate on accounts receivable. No derivatives were used in fiscal 2001.

         As of March 31, 2001, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $34,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the Consolidated Financial Statements included herein at Part II, Item 8 of this Annual Report, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 9.0% to approximately 19.0%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $2.4 million per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2001. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 46-68 of this report. The Consolidated Financial Statement schedules listed under Item 14(a)2, together with the reports thereon of the independent auditors are set forth on pages 69 and 71 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 23, 2001, the Company filed a Form 8-K relating to the change in the Company's certifying accountants to Ernst & Young LLP. There have been no disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2001 under the caption "Election of Directors," which information is herein by reference.

(b)      Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2001 under the caption "Executive Officers," which information is herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2001 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2001 under the caption "Ownership of the Capital Stock of the Company," which information is herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2001 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. for the fiscal year ended March 31, 2001, together with the Report of Independent Public Accountants, are set forth on pages 46 through 68 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedules
                           -----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 1999, 2000 and 2001 as applicable:

                           Report of Independent Auditors - page 69 and 70

                           Schedule II - Valuation and Qualifying Accounts - page 71

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           2.1 Agreement and Plan of Merger, dated December 13, 1999, among Teltrend Inc., Westell Technologies Inc. and Theta Acquisition Corp. (incorporated herein by reference to Exhibit 99.2 to Westell Technologies, Inc.'s Report on Form 8-K filed December 17, 1999).
                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.1 to
                                    Westell Technologies, Inc.'s Report on Form
                                    10-K for the year ended March 31, 2000).
                           3.2      Amended and Restated By-laws.
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures

                                    International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20,
                                    1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1 Share Purchase Agreement dated May 7, 2001 by and between Westell Technologies, Inc. and the State of Wisconsin Investment Board.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan.(2) (Incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           10.9 Lease Agreement dated July 15, 1986 between Kendall Point Associates, Ltd. and Westell, Inc., as amended on August 26, 1991 (incorporated herein by reference to
                                    Exhibit 10.9 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.10    Limited Liability Company Operating
                                    Agreement dated as of September 23, 1995 by Westell, Inc. and Kingsland Properties, Ltd. (incorporated herein by reference to Exhibit 10.10 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.12 Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.
                           *10.14 Agreement dated September 13, 1988 between Richard Riviere and Westell Technologies, Inc., as amended (incorporated herein by reference to Exhibit

                                    10.14 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024).
                           10.15 Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.
                           10.16 Amended and Restated Loan and Security Agreement dated June 29, 2001 among
                                    LaSalle National Bank, Westell Technologies,
                                    Inc., Westell, Inc., Westell International,
                                    Inc., Conference Plus, Inc. and Teltrend,
                                    Inc.
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for fiscal year ended March 21, 1996).
                           10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to
                                    Exhibit 10.18 to the Company's Form 10-K for fiscal year ended March 21, 1996).
                           10.19 Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.1 to the Company's Form 10-Q for the
                                    period ended December 31, 2000).
                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K filed on April 17, 2001).
                           10.21 Loan Accommodation dated June 29, 2001 among the Company and certain Penny family trusts (with the Form of Warrant attached).
                           21.1     Subsidiaries of the Registrant.
                           23.1     Consent of Ernst & Young LLP.
                           23.2     Consent of Arthur Andersen LLP.

                           ----------

                           *Management contract or compensatory plan or
                            arrangement.


   (b)     Reports on Form 8-K
           -------------------

          The following reports were filed on Form 8-K for the three months ended March 31, 2001:

           1. Form 8-K filed on February 23, 2001 relating to the change in the Company's certifying accountants.

           2. Form 8-K filed on March 6, 2001 announcing that Marc Zionts, Westell's former Chief Executive Officer, was leaving the Company.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2001.

                                               WESTELL TECHNOLOGIES, INC.

                                               By  /s/ J. W. Nelson
                                                   ----------------
                                                   J. W. Nelson, Chief Executive
                                                        Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 29, 2001.

               Signature                                    Title
-----------------------------------      -----------------------------------


/s/  J. W. Nelson                      Chief Executive Officer and Director
-----------------------------------
         J. W. Nelson

/s/ John W. Seazholtz                  Chairman of the Board of Directors
-----------------------------------
          John W. Seazholtz

/s/ Melvin J. Simon                    Assistant Secretary and Treasurer and
-----------------------------------    Director
           Melvin J. Simon

/s/ Nicholas C. Hindman                Chief Financial Officer and Vice
-----------------------------------    President (Principal Financial Officer
         Nicholas C. Hindman           and Principal Accounting Officer)

/s/ Robert C. Penny III                Director
-----------------------------------
          Robert C. Penny III

/s/ Paul A. Dwyer                      Director
-----------------------------------
          Paul A. Dwyer

/s/ Thomas A. Reynolds III             Director
-----------------------------------
           Thomas A. Reynolds, III

/s/ Howard L. Kirby, Jr.               Director
-----------------------------------
            Howard  L. Kirby,  Jr.

/s/ Bernard F. Sergesketter            Director
-----------------------------------
           Bernard F. Sergesketter


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                                                           Page
----                                                                                                           ----

Consolidated Financial Statements:

Public Accountants and Auditors.........................................................................         46
Consolidated Balance Sheets -- March 31, 2000 and 2001..................................................         48
Consolidated Statements of Operations for the years ended March 31, 1999, 2000 and 2001.................         50
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 2000 and 2001.......         51
Consolidated Statements of Cash Flows for the years ended March 31, 1999, 2000 and 2001.................         52
Notes to Consolidated Financial Statements..............................................................         53


Financial Statement Schedules:

Report of Independent Public Accountants and Auditors...................................................         69
Schedule II -- Valuation and Qualifying Accounts........................................................         71


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Westell Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of WESTELL TECHNOLOGIES, INC. (a Delaware corporation) and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and Subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP

Chicago, Illinois
May 10, 2000

Report of Independent Auditors

To the Board of Directors and the Stockholders
Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Westell Technologies, Inc. and subsidiaries as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal year 2001 the Company changed its method of revenue recognition.

Chicago, Illinois
June 18, 2001, Except for Note 2, as to which the date is June 29, 2001


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                   March 31,
                                                                                              2000         2001
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................  $  27,258 $       405
  Short-term investments.................................................................      1,951      --
  Accounts receivable (net of allowance of $855,000 and $1,363,000, respectively)........     42,025      34,906
  Inventories............................................................................     30,741      73,068
  Prepaid expenses and other current assets..............................................      2,200       2,124
  Refundable income taxes................................................................      6,222         --
  Deferred income tax asset..............................................................      3,319      10,500
  Land and building held for sale........................................................      3,309       2,980
                                                                                         -----------   ---------

           Total current assets..........................................................    117,025     123,983
                                                                                          ----------    --------

Property and equipment:
  Machinery and equipment................................................................     34,686      42,077
  Office, computer and research equipment................................................     18,682      29,847
  Leasehold improvements.................................................................      3,436       6,032
                                                                                           ---------   ---------
                                                                                              56,804      77,956

  Less accumulated depreciation and amortization.........................................     30,435      41,726
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     26,369      36,230
                                                                                           ---------   ---------

Goodwill and intangibles, net............................................................     175,482    139,373
                                                                                              -------  ---------

Deferred income tax asset and other assets...............................................     23,694      15,553
                                                                                          ----------  ----------

           Total assets..................................................................  $ 342,570   $ 315,139
                                                                                           =========   =========




        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                                    ---------
                                                                                              2000         2001
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................  $ 21,528      $57,577
  Accrued expenses.......................................................................    22,591       22,838
  Accrued compensation...................................................................     6,938        4,687
  Current portion of long-term debt......................................................     1,633          103
                                                                                           --------    ---------

           Total current liabilities.....................................................    52,690       85,205
                                                                                           ---------     -------

Long-term debt...........................................................................     1,117       28,451
                                                                                          ----------   ---------

Convertible debt, net of debt discount of $669,000 at March 31, 2000.....................     6,611          --
                                                                                          ----------   ---------

Other long-term liabilities..............................................................     2,489        3,658
                                                                                          ----------   ---------

Stockholders' equity:
Class A common stock, par $0.01..........................................................       402          425
  Authorized -- 85,000,000 shares
  Issued and outstanding - 40,179,110 at March 31, 2000 and 42,472,787 at March 31,
    2001
Class B common stock, par $0.01..........................................................       190          190
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,051,369 at March 31, 2000 and 19,014,869 at March 31,
    2001
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................      840           854
Additional paid-in capital...............................................................  345,485       357,684
Cumulative translation adjustment........................................................      184          (34)
Accumulated deficit......................................................................  (67,438)    (161,294)
                                                                                         -----------  ----------

      Total stockholders' equity.........................................................   279,663      197,825
                                                                                         -----------  ----------

           Total liabilities and stockholders' equity....................................$  342,570    $ 315,139
                                                                                         ===========   =========


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                 ---------------------------------
                                                                                   1999       2000        2001
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $72,187    $90,185    $319,494
Service revenue...............................................................    19,817     30,808      41,983
                                                                                --------   --------    --------
   Total revenues.............................................................    92,004    120,993     361,477
                                                                                --------  ---------     -------

Cost of equipment sales.......................................................    55,439     70,965     306,143
Cost of services..............................................................    11,377     19,004      25,176
                                                                                --------   --------    --------
   Total cost of goods sold...................................................    66,816     89,969     331,319
                                                                                --------   --------    --------

    Gross margin..............................................................    25,188     31,024      30,158
                                                                                --------   --------    --------
Operating expenses:
  Sales and marketing.........................................................    19,766     15,338      30,323
  Research and development....................................................    26,605     10,789      33,308
  General and administrative..................................................    13,117     14,003      24,254
                                                                                                               -
  Goodwill amortization.......................................................       --       1,326       31,832
  Restructuring charge........................................................       800        550       1,700
                                                                                --------   --------    --------

     Total operating expenses.................................................    60,288     42,006      121,417
                                                                                --------   --------    --------

Operating loss................................................................   (35,100)  (10,982)     (91,259)
Other income, net.............................................................       404      1,056        --
Interest expense..............................................................       296      1,856        2,197
                                                                                --------   --------    --------

Loss before income tax benefit................................................   (34,992)  (11,782)     (93,456)
Benefit for income taxes......................................................      --     (3 ,600)           --
                                                                                --------   --------    --------
Loss before cumulative effect of change in accounting principle...............   (34,992)    (8,182)    (93,456)
Cumulative effect of change in accounting principle...........................        --         --        (400)
                                                                                 --------   --------    --------

Net loss......................................................................  $(34,992)  $(8,182)    $(93,856)
                                                                                =========  ========    =========

Loss per share:
  Loss before cumulative effect of change in accounting principle.............   $ (0.96)   $ (0.22)    $ (1.53)
  Cumulative effect of change in accounting principle.........................       --         --        (0.01)
                                                                                --------   --------    --------

  Net loss per basic and diluted common share.................................   $ (0.96)  $ (0.22)     $ (1.54)
                                                                                 ========  ========     ========

Average number of basic and diluted common shares outstanding ................    36,427     37,658       61,072
                                                                                 ========   ========      ======


               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common Stock
                                         Shares Issued
                                              and                         Additional  Cumulative                          Total
                         Comprehensive     Outstanding       Par Value      Paid-in Translation  Deferred    Accum.    Stockholders'
                              Loss     Class A  Class B   Class A   Class B Capital  Adjustment   Comp.     Deficit       Equity
                              ----     -------  -------   -------   ------- -------  ----------   -----     -------       ------
                                                       (in thousands)

Balance, March 31, 1998                 15,372   21,031     $154     $210  $97,254   $(213)          --     $(24,264)    $73,141
  Net loss...........        $ (34,992)    --       --        --       --       --      --           --      (34,992)    (34,992)
  Translation adjustment           668     --       --        --       --       --     668           --           --         668
                              ---------
Total Comprehensive Loss     $ (34,324)
                               ========
  Class B Stock Converted to
     Class A Stock...                    1,503   (1,503)      15      (15)      --      --           --           --          --
  Options Exercised..                       11       --       --       --      108      --           --           --         108

  Shares sold under Employee
     Stock Purchase Plan                    42       --       --       --      199      --           --           --         199

Balance, March 31, 1999                 16,928   19,528      169      195   97,561     455           --      (59,256)     39,124
  Net loss...........       $   (8,182)    --        --       --       --       --      --           --       (8,182)     (8,182)
  Translation adjustment          (271)    --        --       --       --       --    (271)          --           --        (271)
                             ----------
Total Comprehensive Loss    $   (8,453)
                               =======
  Class B Stock Converted to
     Class A Stock...                      477     (477)       5       (5)      --      --           --           --          --
  Issuance of Class A Common
    Stock and Issuance of stock
    options for acquisition             20,196       --      202       --  227,564      --           --           --     227,766
  Options exercised including
    tax benefit......                      551       --        6       --    7,385      --           --           --       7,391
 Warrants issued with
   Subordinated debentures                  --       --       --       --    1,838      --           --           --       1,838
 Conversion of Subordinated
   Debentures and accrued
   interest, net of related debt
   issuance costs of $639 and
   debt discount of $1,169.......        2,014       --       20       --   11,002      --           --           --      11,022
Shares sold under Employee
     Stock Purchase Plan                    13       --       --       --      135      --                        --         135
Deferred Compensation                       --       --       --       --       --      --          840           --         840

Balance, March 31, 2000                 40,179   19,051      402      190  345,485     184          840      (67,438)    279,663
Net loss.............        $ (93,856)    --        --       --       --       --      --           --      (93,856)    (93,856)
    Translation adjustment        (218)    --        --       --       --       --    (218)          --           --        (218)
                              --------
Total Comprehensive Loss     $ (94,074)
                               ========
Class B Stock Converted to
     Class A Stock...                       36      (36)       0      (0)       --      --           --           --          --
Conversion of subordinated debentures    1,164       --       13       --    6,202      --           --           --       6,215
Options Exercised....                    1,044       --       10       --    5,757      --           --           --       5,767
 Shares sold under Employee
     Stock Purchase Plan                    50       --        0       --      240      --           --           --         240
Deferred Compensation                       --       --       --       --       --      --           14           --          14

Balance, March 31, 2001                 42,473    19,015 $   425 $    190  $357,684 $  (34)      $  854   $ (161,294) $  197,825

               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended March 31,
                                                                                 ----------------------------------
                                                                                   1999       2000        2001
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net loss....................................................................  $(34,992)  $(8,182)    $(93,856)
  Reconciliation of net loss to net cash used in
     operating activities:
       Depreciation and amortization..........................................     7,022     8,439       43,941
       Deferred taxes.........................................................        -     (7,222)          -
       Gain on liquidation of Westell Europe Ltd..............................        -       (426)          -
       Accrued interest expense on debentures converted.......................        -        110           -
       Deferred compensation..................................................        -        840           14
       Other..................................................................        -          -          147
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable...............................    (1,441)  (16,811)       7,045
     Increase in inventories..................................................      (552)   (7,271)     (42,451)
     Decrease (increase) in prepaid expenses and other current assets.........    (1,008)      113           75
     Decrease (increase) in refundable income taxes...........................        50       (15)       9,323
     Decrease in other assets.................................................        -         -           429
     Increase in accounts payable and accrued expenses........................       984     7,890       38,969
     Increase (decrease) in accrued compensation..............................    (1,359)      277      (2,251)
                                                                                 -------  ---------    ---------

          Net cash used in operating activities...............................   (31,296)  (22,258)     (38,615)
                                                                                 -------  ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment........................................    (5,985)  (11,434)     (22,172)
   Proceeds from sale of equipment............................................        -        432          190
   Decrease (increase) in other assets........................................        16        (8)         -
   Decrease in short-term investments.........................................       684         -        1,951
   Cash acquired in acquisition...............................................        -     29,805          -
                                                                                 -------  ---------    ---------

          Net cash provided by (used in) investing activities.................    (5,285)   18,795     (20,031)
                                                                                 --------  --------   ----------

Cash flows from financing activities:
  Net borrowing under revolving promissory notes..............................        -          -       28,400
  Repayment of long-term debt and leases payable..............................      (506)   (2,064)      (2,596)
  Proceeds from issuance of convertible debt..................................        -     18,542           -
  Proceeds from issuance of Common Stock including tax benefit on options.....       307     7,526        6,008
                                                                                --------- ----------  ----------

          Net cash (used in) provided by financing activities.................      (199)   24,004       31,812
                                                                                ---------  ---------  ----------

Effect of exchange rate changes on cash.......................................       (20)        2          (19)
          Net increase (decrease) in cash and cash equivalents................   (36,800)   20,543      (26,853)
Cash and cash equivalents, beginning of period................................    43,515     6,715       27,258
                                                                                 -------  ---------    ---------

Cash and cash equivalents, end of period......................................  $  6,175  $ 27,258    $     405
                                                                                ========= =========   =========

               The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Summary of Significant Accounting Policies:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend Inc., design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Teltrend Inc. was acquired on March 17, 2000. Conference Plus, Inc., an 88.3%-owned subsidiary, provides teleconferencing , multipoint video conferencing, broadcast fax and multimedia teleconferencing services to various customers.

         Business Acquisition

         On March 17, 2000, the Company acquired 100% of the outstanding shares of Teltrend Inc., a designer, manufacturer and marketer of transmission products used by telephone companies to provide voice and data service over the telephone network. Each outstanding share of Teltrend Inc. was converted into 3.3 shares of the Company's class A common stock. Total consideration included the issuance of 20,196,427 shares of class A common shares valued at $213,575,312 and $10,475,940 in transaction costs. The Company also assumed 605,000 options to purchase Teltrend common stock and converted such options to Company options to purchase approximately 2.0 million shares of class A common stock, which are included in the stock option activity table illustrated in Note 8. The exercise prices of the options assumed range from $3.7121 to $15.5303 and have an average exercise price of $5.6989. The fair value of the options assumed was $14,190,621 and is included in the purchase price and as a component of stockholders' equity in the consolidated financial statements. The fair value of the options assumed was estimated using the Black-Scholes option pricing model.

         The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The results of operations have been included in the consolidated financial statements since the date of acquisition. The estimated fair market values of certain assets were based upon preliminary appraisal reports. The purchase price of approximately $238,241,873 exceeded the final fair market value of net assets acquired, resulting in goodwill of $59,931,000 and synergistic goodwill of $57,000,000 which is being amortized on a straight-line basis over an average of approximately ten years.

         In connection with the acquisition of Teltrend, the Company involuntarily terminated certain employees of Teltrend and recorded approximately $2.4 million in severance benefits which is included in the $10,475,940 transaction costs described above. See Note 10 for further discussion.

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

                             March 31,         March 31,
                                1999              2000
                            -------------     -------------
Revenue................        $ 201,214         $ 215,367
Net loss...............         (56,230)          (30,676)
Loss per share.........           (0.99)            (0.50)

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                   March 31,
                                                                   ---------
                                                             2000         2001
                                                             ----         ----
                                                               (in thousands)

        Raw materials.................................... $ 19,248     $ 47,989
        Work in process..................................    1,934           26
        Finished goods...................................   13,707       51,153
        Reserve for excess and obsolete inventory and
          net realizable value...........................   (4,148)     (26,100)
                                                           --------    ---------

                                                            $30,741      $73,068
                                                            =======      =======

         During the fiscal year ended March 31, 2001, the Company recorded a charge of $26.7 million to reduce the carrying value of certain inventory to net realizable value. This adjustment was required due to a significant reduction in the selling prices of certain products and a reduction in orders for certain products resulting in increased excess and obsolete inventory reserves. The Company also recorded a charge of $10.4 million related to inventory purchase commitments in excess of anticipated requirements. Such commitments totaled $37.7 at March 31, 2001.

         The finished goods value as of March 31, 2000 included a $970,000 step-up for inventory revaluation due to the Teltrend Inc. acquisition all of which was expensed as cost of sales in fiscal year 2001.

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

         Goodwill and Intangibles

         Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At March 31, 2001, the cost basis and useful lives of intangible assets consist of the following:

                                               Cost Basis              Life
                                               ----------              ----
                                              (in thousands)

Goodwill...............................             $ 59,931          15  years
Synergistic goodwill...................               57,000           5  years
Product technology.....................               55,600        2 - 7 years
                                                    --------
    Total..............................              172,531
Less: accumulated amortization.........             (33,158)
                                                    --------
        Net............................            $ 139,373
                                                   =========


On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value. No such adjustments have been required to date.

         Revenue Recognition

         Revenue is recognized when title has passed to the customer. On certain sales contracts, revenue is not recognized until specific customer product acceptance terms have been met.

         The Company's product return policy allows customers to return unused equipment for partial credit if the equipment is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns.

         Effective April 1, 1999, in an effort to associate the transfer of title of forward priced DSL products to the customer with the recognition of the loss, the Company began recording losses due to forward pricing upon shipment to the customer. As of April 1, 1999, the Company did not record any cumulative effect of this change in accounting method, as the effects prior to March 31, 1999 were immaterial. As of March 31, 2001 the Company has not committed to any binding purchases from customers priced below production costs.

         The Company's subsidiary Conference Plus, Inc., recognizes revenue for conference calls and other services upon completion of the conference call or services.

         Product Warranties

         Most of the Company's products carry a limited warranty ranging from one to seven years. The Company accrues for estimated warranty costs as products are shipped.

         Deferred Revenue

         Deferred revenue represents customer prepayments for goods or services.

         Research and Development Costs

         Engineering and product development costs are charged to expense as incurred.

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                   ----------------------------
                                                                                   1999       2000        2001
                                                                                   ----       ----        ----
                                                                                         (in thousands)

Schedule of noncash investing and financing activities:
          Property purchased under equipment notes............................       $900  $     --      $   --
          Warrants issued with subordinated debentures........................         --      1,838         --
          Conversion of subordinated debentures and accrued interest, net of related debt issuance costs of $639 and $531 and debt discount of
             $1,169 and $669 for the years ended March 31, 2000
             and 2001, respectively...........................................         --     11,022       6,215

 Acquisition of Teltrend Inc.
             Fair value of assets acquired ...................................      $  --   $252,132     $   --
             Liabilities assumed..............................................         --   (24,366)         --
             Common stock issued and options assumed..........................         --  (277,766)         --

Cash paid for:
          Interest............................................................      $ 236     $1,207     $ 1,964
          Income taxes........................................................          5         29          37



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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, employee benefit plans cost, income taxes, and contingencies, among other things.

         Foreign Currency Translation

         The financial position and the results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period.
Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustments account in stockholders' equity.

         The Company records transaction gains or losses within Other income (expense) for fluctuations on foreign currency rates on accounts receivable and cash and for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         Computation of Net Loss Per Share

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31, 1999, 2000 and 2001, and therefore the net loss per basic and diluted earnings per share are the same.

         New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal year ended March 31, 2001. SFAS No. 133 did not have a significant effect on its current financial reporting.

         In the March 31, 2001 quarter, the Company adopted the Emerging Issues Task Forces (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Issue 00-10 requires companies to classify as revenue amounts billed to customers for shipping and handling charges. Prior to the adoption of Issue 00-10, the Company netted these billings against shipping and handling costs in the Sales and marketing line item. Prior year amounts have been reclassified to reflect the adoption of Issue 00-10. Total revenues for the years ended March 31, 1999, 2000 and 2001 include shipping and handling revenue of $324,000, $530,000, and $1,380,000, respectively. Shipping and handling costs included in Sales and marketing expense for the years ended March 31, 1999, 2000 and 2001 were $655,000, $878,000, and $2,814,000, respectively.

         Change in Accounting Principle

         Effective April 1, 2000, the Company changed its method of accounting for recognizing revenues for product sales. Effective with this change, the Company recognizes revenue based upon the respective terms of delivery for each sale agreement. This change was required by Staff Accounting Bulletin (SAB) No. 101 issued by the Securities and Exchange Commission.

         For the restated three-month period ended June 30, 2000 and the year ended March 31, 2001, the Company recognized sales of $2,500,000 and the related operating income of $400,000 resulting from the change in accounting method; these amounts were previously recognized in sales and income in fiscal 2000 under the Company's previous accounting method. These sales and the related income also account for the cumulative effect of the change in accounting method in prior years, which resulted in a charge to net income of $400,000, or $.01 per share. This charge reflects the adoption of SAB No. 101 and is included in the restated three-month period ended June 30, 2001 and the year ended March 31, 2001.

         Reclassification of Accounts

         Certain prior year amounts have been reclassified in order to conform to the current-year presentation.


Note 2. Revolving Credit Agreements:

As of March 31, 2000, the Company had a revolving promissory note that enabled the Company to borrow up to $16.0 million and was due on demand and an equipment borrowing facility. The revolver bore interest at the bank's prime rate (9.0% at March 31, 2000) or Libor rate plus 2.5%. The equipment borrowing facility allowed the Company to borrow up to $4.1 million. Borrowings under the equipment borrowing facility totaled $2.8 million at March 31, 2000 and are included as installment notes payable described in Note 3.

During the fiscal year 2001, the Company replaced the above agreements with a $45 million revolving credit facility that was due August 31, 2003. The revolver bore interest at the bank's prime rate (8% at March 31, 2001) plus 1% and was secured by substantially all of the assets of the Company. The Company had $28.4 million of borrowings under the revolving credit facility as of March 31, 2001.

The facility in place as of March 31, 2001 required, among other things, the maintenance of a minimum interest coverage ratio, a minimum net worth, a maximum capital expenditures and target EBITDA. The Company was not in compliance with the target EBITDA and the interest coverage ratio covenants at March 31, 2001. On April 13, 2001, the Company and its lender entered into an amendment and waiver under which these covenant violations were waived. The amendment and waiver amended certain covenants and required the Company to raise equity funding of $5.0 million on or before May 15, 2001 and an additional $20.0 million on or before June 30, 2001. The Company raised $6.0 million in May and the requirement for additional equity funding was waived as a part of the amended credit facility described below.

On June 29, 2001, the Company amended the revolving credit facility, replacing the $45 million revolver with an asset based lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $9.0 million, and 70% of the outstanding balance of the guarantee described below. The $9.0 million inventory limitation is reduced by $.1 million on August 1, 2001, and shall be reduced by an additional $.1 million on the first day of each month thereafter. The Company was eligible to borrow an additional $6.6 million as of March 31, 2001. This facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed up to a maximum of $10.0 million by several stockholders and is supported by such stockholders' brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company has granted these stockholders 512,820 warrants to purchase shares of Company Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Any future equity financing obtained by the Company will be applied to the outstanding bank indebtedness and will reduce, dollar for dollar, the maximum amount of the facility to $25 million. Future equity financing will also reduce, dollar for dollar, the maximum amount of the guarantees. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. This new amendment provides for covenants regarding EBITDA and tangible net worth. Management expects to be in compliance with the covenants for the term of the debt.

Note 3. Long-Term Debt:


         Long-term debt consists of the following:

                                                                                                     March 31,
                                                                                              2000         2001
                                                                                              ----         ----
                                                                                                (in thousands)
Capitalized lease obligations secured by related equipment...............................      $--          $154
Revolving Promissory note payable, interest at prime plus 1%, secured by
   substantially all assets of the Company, due through August 2003......................                 28,400
Installment notes payable to a bank, interest LIBOR +2.5% on March 31, 2000,
   secured by substantially all assets of the Company, repaid in 2001....................      2,750        --
                                                                                            -------- -----------
                                                                                               2,750      28,554

        Less current portion.............................................................    (1,633)       (103)
                                                                                            --------   ---------

                                                                                              $1,117    $ 28,541
                                                                                              ======    ========

         Future maturities of long-term debt at March 31, 2001 are as follows (in thousands):

        2002.............................................................................  $     103
        2003.............................................................................     28,451

                                                                                             $28,554

Note 4. Convertible Debentures and Warrants:

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which was approximately 140% of the initial conversion price of the debentures. These warrants were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the accompanying March 31, 2000 consolidated balance sheet and was being amortized over the life of the convertible debentures of five years. This unamortized amount was recorded to equity on a pro rata basis as debentures converted.

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

         During fiscal year 2001 the remaining debentures, with a principal amount of $7,280,000 and accrued interest of approximately $135,000 were converted into 1,163,620 Class A common shares at a conversion price of $6.372 per share. The amount converted to equity is net of a pro rata portion of the total debt discount and debt issuance costs in the amounts of $668,929 and $530,708 respectively.

Note 5. Income Taxes:

         The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:


                                                     Fiscal Year Ended March 31,
                                                   -----------------------------
                                                    1999       2000        2001
                                                    ----       ----        ----
                                                          (in thousands)
        Federal:
          Current..............................   $  --     $  (284)   $     --
          Deferred.............................       --      (2,866)        --
                                                    ------    -------   --------

                                                      --     (3,150)         --
                                                  --------  ---------   --------

        State:
          Current..............................       --        (40)         --
          Deferred.............................       --       (410)         --
                                                  -------- ----------    -------

                                                      --       (450)         --
                                                  --------  ---------    -------

             Total.............................   $   --   $ (3,600)    $    --
                                                  ======== ==========   ========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 1999, 2000 and 2001, the Company generated approximately $750,000, $662,000 and $500,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                                Fiscal Year Ended March 31,
                                                                ---------------------------
                                                               1999        2000       2001
                                                               ----        ----       ----

        Statutory federal income tax rate....................  (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment..............................    0.7        0.6       0.1
        State income tax, net of federal tax effect..........   (4.9)      (4.9)     (4.9)
        Income tax credits recognized........................   (2.1)      (4.2)     (0.5)
        Valuation allowance..................................   40.5        7.6      26.0
        Goodwill amortization................................   -           4.2      13.2
        Other................................................   (0.2)       0.1       0.1
                                                              -------   -------   -------

                                                                 0.0%     (30.6%)     0.0%
                                                             ========  ========== ========

         Components of the net deferred income tax asset are as follows:


                                                                          March 31,
                                                                          ---------
                                                                    2000         2001
                                                                    ----         ----

                                                                      (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts......................     $  226       $ 517
          Alternative minimum tax credit.......................        605         605
          Research and development credit carryforward.........      4,580       4,157
          Capital loss carryforward............................      2,345       2,328
          Compensation accruals................................        562       1,554
          Inventory reserves...................................      2,092      14,430
          Warranty reserve.....................................      1,077       1,198
          Net operating loss carryforward......................     30,544      46,819
          Property and equipment...............................        322          --
          Group Insurance......................................        462         121
          Non-employee stock options...........................        326         326
          Other................................................      1,154         215
                                                                 ---------   ---------
                                                                    44,295      72,270
        Deferred income tax liabilities:
          Property and equipment...............................       --           254
          Other................................................       --            16
                                                                  --------      ------
                                                                      --           270

           Valuation allowance.................................   (18,500)    (46,205)
                                                                ----------  ----------

             Net deferred income tax asset.....................   $ 25,795    $ 25,795
                                                                 =========   =========


         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the net deferred tax asset is not assured and the Company has incurred operating losses for the 1999, 2000 and 2001 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was not sufficient to realize all of the net deferred tax asset and as such the Company recorded a valuation allowance. During fiscal years 1999, 2000 and 2001 the Company increased the valuation allowances by $12.3 million, $900,000 and $27.7 million, respectively. At March 31, 2001 management re-assessed the valuation of the net deferred tax asset and determined that the tax planning strategy was sufficient to support the realization of the recorded net deferred income tax asset. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.

         The Company has approximately $4.8 million in income tax credit carryforwards and a tax benefit of $46.8 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

Note 6. Commitments:

         The Company leases a 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration that runs through 2017.

         The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense was $2.3 million, $2.5 million and $3.5 million for 1999, 2000, and 2001, respectively.


     Total minimum future rental payments at March 31, 2001 are as follows (in thousands):

        2002.....................................................     $4,587
        2002.....................................................      3,801
        2004.....................................................      3,413
        2005.....................................................      3,428
        2006.....................................................      3,151
        Thereafter...............................................     29,659
                                                                   ---------

                                                                     $48,039
                                                                     =======


Note 7. Capital Stock and Stock Restriction Agreements:

Capital Stock Activity:


         On March 16, 2000 at a special meeting of stockholders, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of class A Common Stock authorized for issuance from 65,500,000 to 85,000,000.

         The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stockin one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.


Stock Restriction Agreements:

         The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,824,908 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

Note 8. Employee Benefit Plans:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan which allows employees to defer up to 15% of wages subject to Internal Revenue Service allowed limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary  and matching  contributions  to the Plan  totaling  approximately
$395,000,   $501,000  and  $1.3   million  for  fiscal  1999,   2000  and  2001,
respectively.

         Employee Stock Purchase Plan:

         The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 1999, 2000 and 2001 there were 139,936, 126,512 and 76,781 shares, respectively, available for future issuance.

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan (SIP plan) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company. During fiscal 2000, the SIP plan was amended to allow the issuance of stock options to advisory board members and consultants. No stock awards were issued in fiscal 1999, 2000 or 2001.

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

         Under the Company's Stock Incentive Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan ("all stock plans"), 13,000,000 shares were authorized and there were 3,943,540 shares available for further issuance at March 31, 2001. The stock option activity under all stock plans is as follows:


                                                         Outstanding        Weighted Average
                                                           Options           Exercise Price
                                                           -------           --------------

        Outstanding at March 31, 1998...............      2,665,420             $ 12.92

                  Granted...........................      3,068,876                7.12
                  Exercised.........................       (11,330)               9.53
                  Expired...........................        --                    --
                  Canceled..........................    (3,079,520)               12.43
                                                      -------------           ---------
        Outstanding at March 31, 1999...............      2,643,446                6.69

                  Granted...........................      4,287,827                7.11
                  Exercised.........................      (551,041)                6.07
                  Expired...........................         --                  --
                  Canceled..........................      (543,020)                5.49
                                                        -----------           ---------
        Outstanding at March 31, 2000...............      5,837,212                7.17

                  Granted...........................      3,859,650               11.79
                  Exercised.........................    (1,043,826)               5.53
                  Expired...........................         --                  --
                  Canceled..........................    (1,293,708)                9.75
                                                      -------------            --------
        Outstanding at March 31, 2001...............      7,359,328             $  9.37



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

         During fiscal 2000 and 2001, respectively, the Company granted 30,000 and 3,000 stock options to non-employee advisory board members or consultants. Compensation expense of $840,000 and $13,545 was recognized for the issuance of these non-employee stock options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" FAS 123 for fiscal 2000 and 2001 respectively.

          The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to options granted to "employees" as defined in APB Opinion 25. Had compensation cost for these options been determined consistent with ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $(44,349,000), $(13,530,000) and $(108,585,384) and $(1.22), $(.36) and $(1.78) for fiscal
1999, 2000 and 2001, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2001:


                                         Options Outstanding                                Options Exercisable
                 ------------------------------------------------------------------------------------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/01              Life         Exercise Price         3/31/01        Exercise Price
    ------------    --------------------------------------  --------------   -------------------  --------------

   $2.67 - $4.85         1,414,552             7.17 yrs           $ 4.18             891,646          $ 4.27
    4.86 -  5.03         1,826,500             9.57 yrs             5.03              25,150            4.91
    5.04 -  6.22         1,588,496             6.57 yrs             6.04           1,125,166            5.99
    6.36 -  21.00          905,360             7.97 yrs             9.31             602,090            7.89
    21.44 - 36.18        1,624,420             8.94 yrs            22.07              16,990           33.02
                      ------------           ----------       ----------           ---------      ----------

    $2.67 - 36.18        7,359,328             8.12 yrs           $ 9.37           2,661,042          $ 6.01


         The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, with the exception of the options assumed in the acquisition which are described in Note 1. The estimate assumes, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. A majority of the options granted to employees in fiscal 1999 and 2001 vest ratably over five years. Options granted in fiscal 2000 related to the Teltrend merger were fully vested due to the change in control provision in the three adopted plans. A majority of the remaining options granted to employees in fiscal 2000 vest ratably over two - five years. Certain options vest upon the earlier of the achievement of individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 2000, 2000 and 2001 were $4.72, $5.52 and $8.43, respectively.

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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                                              Telecom          Telecom      Consolidated
                                                             Equipment        Services         Total
                                                           ------------     ------------     ---------
1999
      Revenues............................................     $ 72,187       $ 19,817       $ 92,004
      Operating income (loss).............................     (38,554)          3,454       (35,100)
      Depreciation and amortization.......................        5,327          1,695          7,022
      Total assets........................................       52,774         11,633         64,407

2000
      Revenues............................................       90,185         30,808        120,993
      Operating income (loss).............................     (16,264)          5,282       (10,982)
      Depreciation and amortization.......................        6,085          2,354          8,439
      Total assets........................................      321,921         20,649        342,570

2001
      Revenues............................................      319,494         41,983        361,477
      Operating income (loss).............................     (99,387)          8,128       (91,259)
      Depreciation and amortization.......................       40,553          3,388         43,941
      Total assets........................................      295,960         19,179        315,139


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes:


                                                                     Fiscal Year Ended March 31,
                                                                  ---------------------------------
                                                                1999             2000           2001
                                                                ----             ----           ----

Operating loss from continuing operations.................   $ (35,100)    $ (10,982)      $ (91,259)
Other income, net.........................................         404          1,056           --
Interest expense..........................................         296          1,856          2,197
                                                               --------     ----------       --------

Loss from continuing operations before income taxes.......   $ (34,992)    $ (11,782)      $ (93,456)
                                                               ========      ========      ==========

         Enterprise-wide Information:
         ----------------------------

         The Company's revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States for in fiscal years 1999 and 2000 and approximately 84% in fiscal year 2001.

         Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:
                                                         Fiscal Year Ended
                                                                 March 31,
                                                     ---------------------------
                                                   1999        2000       2001
                                                   ----        ----       ----
        Customer A............................      16.2%      19.2%     17.6%
        Customer B............................      10.7        9.5       5.5
        Customer C............................       7.7       14.7      25.9
        Customer D............................       0.1        7.9      14.3

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:
                                                             Fiscal Year Ended
                                                                 March 31,
                                                                 ---------
                                                              2000       2001
                                                              ----       ----
        Customer I...........................                 20.6%        5.4%
        Customer II..........................                 18.7        41.2
        Customer III.........................                  9.1        25.1

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:


                                                            Domestic   International   Total
                                                            --------   -------------   -----
                                                                      (in thousands)
1999
        Revenue...........................................   $ 83,533     $ 8,471   $ 92,004
        Operating loss from continuing operations.........   (26,208)     (8,892)    (35,100)
        Identifiable assets...............................     60,691       3,716      64,407

2000
        Revenue........................................... $ 110,124    $  10,869  $ 120,993
        Operating loss from continuing operations.........   (10,243)       (739)    (10,982)
        Identifiable assets...............................    334,907       7,663    342,570
                                                                                            =

2001
        Revenue........................................... $ 303,758     $ 57,719  $ 361,477
        Operating loss from continuing operations.........   (88,394)     (2,865)    (91,259)
        Identifiable assets...............................   313,067        2,072    315,139


International identifiable assets for fiscal year 1999 are related to Westell Europe, Ltd. which was sold during fiscal year 2000 and was located in the United Kingdom. International identifiable assets for fiscal year 2000 and 2001 are related to Westell Ltd. (formerly Teltrend Ltd.) which was acquired as part of the acquisition of Teltrend Inc. and is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.

Note 10. Restructuring charge:

         The Company recognized restructuring charges of $800,000 in fiscal year 1999 and $1.7 million in fiscal year 2001. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. During the three months ending December 31, 1999, management determined that essentially all restructuring payments had been completed for fiscal year 1999 therefore the remaining restructuring accrual balances of approximately $169,000 was reversed into income. The fiscal 1999 restructuring plan was to decrease costs, primarily by reducing the workforce by approximately 11%, and focusing DSL sales efforts on indirect sales to the major phone companies through licensing and OEM arrangements with strategic partners. The fiscal 2001 restructuring plan was to further decrease costs by workforce reduction. The 2001 restructuring was focused primarily on the sales and marketing functions and is expected to generate a payroll cost savings of approximately $2.5 million annually. As of March 31, 2001, none of this restructuring cost has been paid.

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc primarily related to Teltrend Inc. employees involuntarily terminated. The remaining cost of $550,000 has been charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2001, $1.6 million of these costs have been paid.

The restructuring charges and their utilization are summarized as follows:


                        Accrued    1999     1999  Accrued       Teltrend     2000  2000      Accrued       2001      2001  Accrued
(Dollars in              at      Charged Utilized    at             Inc.  Charged  Utilized     at      Charged  Utilized     at
thousands)            March 31                    March 31   Involuntary                    March 31                       March
                        1998                        1999     Termination                      2000                         31 2001
--------------------- ---------- ------- -------- ---------- ------------ -------- -------- ---------- --------- --------- ---------
Employee Costs.............$274    $690     $363       $601       $2,356     $250     $547    $ 2,604    $1,550    $1,552    $2,602
Contract Costs.............  89      --       --         89                    --       --         --        --        --        --
Legal and Other              63     110       19        154                   300      130        300       150        55       395
Costs......................
Charge reversal............  --      --       --         --                    --      169         --        --        --        --
--------------------- ---------- ------- -------- ---------- ------------ -------- -------- ---------- --------- --------- ---------
Total......................$426    $800     $382       $844       $2,356     $550     $846    $ 2,904   $ 1,700    $1,607    $2,997
===================== ========== ======= ======== ========== ============ ======== ======== ========== ========= ========= =========


Note 11. Other income, net:

         In fiscal 2000, the Company recognized other income of $650,000 resulting from foreign currency gain from the liquidation of Westell Europe Ltd. Excluding the effect of this one time benefit, Other income, net would have been $426,000 for fiscal year ended March 31, 2000. Excluding this one time item, Other income, net for the years ended March 31, 1999 and 2000 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.


Note 12. Litigation:

         Company is a party to various legal actions arising in the normal course of business and to class action shareholder suits against the Company and current and former officers thereof. These suits are at various stages of legal proceeding. Management, after taking into consideration legal counsel's evaluation, is unable to determine the likely outcome of these actions, but believes the outcome of one or more of the actions could have a material adverse effect on the Company's financial position.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Westell Technologies, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of March 31, 2000 and for the years ended March 31, 2000 and 1999, included in WESTELL TECHNOLOGIES, INC.'S Annual Report in this Form 10-K and have issued our report thereon dated May 10, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, included herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP

Chicago, Illinois
May 10, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Westell Technologies, Inc.

         We have audited the consolidated financial statements of Westell Technologies, Inc. as of March 31, 2001, and for the year then ended, and have issued our report thereon dated June 18, 2001, except for Note 2, as to which the date is June 29, 2001 (included elsewhere in this Registration Statement). Our audit also included the 2001 information on the financial statement schedule listed in Item 16(b) of this Registration Statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the 2001 information on the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP



Chicago, Illinois
June 18, 2001

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (In thousands)


                                                                      1999       2000        2001
                                                                      ----       ----        ----

Balance at beginning of year....................................      $730       $703        $855
Transfer from acquired company..................................        --        273          --
Provision for doubtful accounts.................................       168        223         627
Provision for discounts, allowances and rebates.................        --         --          --
Write-offs of doubtful accounts, net of recoveries..............     (195)      (344)       (119)
Discounts, allowances and rebates taken.........................        --         --          --

Balance at end of year..........................................      $703       $855      $1,363
                                                                      ====       ====      ======






                             RESTRUCTURING RESERVES
                                 (In thousands)


                                                                        1999       2000        2001
                                                                        ----       ----        ----

Balance at beginning of year.....................................     $  426       $844      $2,904
Purchase price adjustment........................................         --     2,356         --
Charges to Operating expenses....................................        800        550       1,700
Restructuring costs paid.........................................      (382)      (677)     (1,607)
Charge reversal..................................................         --      (169)        --

Balance at end of year...........................................       $844     $2,904      $2,997
                                                                        ====     ======      ======
