Form 10-K/A
period 2001-03-31
WESTELL TECHNOLOGIES INC
filed 2001-07-30
CIK 1002135

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

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from
         to                        .                         -------------------
            ----------------------

Commission file number:    0-27266
                         -----------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     36-3154957
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                        60504
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on July 12 2001 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $ 77,329,017. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of July 12, 2001, 45,819,603 shares of the registrant's Class A Common Stock were outstanding and 19,014,869 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

PART I  EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information with respect to the current executive officers of the Company.

Name                               Age   Position
----------------------------       ---   ---------------------------------------

John W. Seazholtz...............   64    Chairman of the Board of Directors
E. Van Cullens .................   55    President and Chief Executive Officer
Nicholas C. Hindman, Sr.........   49    Treasurer, Secretary, Vice President
                                         and Chief Financial Officer
William J. Noll.................   59    Senior Vice President of Product
                                         Development and Chief Technology
                                         Officer
Richard P. Riviere..............   46    Senior Vice President of Transaction
                                         Services and President and Chief
                                         Executive Officer - Conference Plus,
                                         Inc.
Melvin J. Simon.................   56    Assistant Secretary, Assistant
                                         Treasurer and Director

         E. Van Cullens has served as Chief Executive Officer of the Company since July , 2001. Prior to joining the Company, Mr. Cullens operated Cullens Enterprises, LLC a management consulting firm focused in telecommunications from June , 2000 through June, 2001. From June , 1999 to May, 2000 Mr. Cullens served as President and Chief Operating Officer of Harris Corporation and served as President, Communications Sector from May, 1997 to May , 1999. Mr. Cullens served in various executive capacities with Siemens A. G. and affiliated companies from January, 1991 to April, 1997.

         Nicholas C. Hindman, Sr. has served as Treasurer, Secretary, Vice President and Chief Financial Officer since March , 2000 and as acting Treasurer, Secretary, Vice President and Chief Financial Officer of the Company from May 1999 to February 2000. From October 1997 to April 1999, Mr. Hindman served as General Manager of MFI Holdings, LLC, a manufacturer of consumer products. From 1992 through September 1997, Mr. Hindman operated an auditing and consulting firm specializing in initial public offerings, private placement of securities and business turnarounds.

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


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to current members of the Board of Directors.

                                 DIRECTOR      PRINCIPAL OCCUPATION
NAME AND AGE                       SINCE        AND OTHER INFORMATION
---------------------           -----------    ---------------------------------

John W. Seazholtz (65)             1997        John W. Seazholtz has served as
                                               Director of the Company since
                                               December 1997 and was elected
                                               Chairman in April 2000. Mr.
                                               Seazholtz was President and Chief
                                               Executive Officer of Telesoft
                                               America, Inc. from May 1998 to
                                               May 2000 In April 1998, Mr.
                                               Seazholtz retired as Chief
                                               Technology Officer - Bell
                                               Atlantic where he served since
                                               June 1995. Mr. Seazholtz
                                               previously served as Vice
                                               President Technology and
                                               Information Services - Bell
                                               Atlantic and in other executive
                                               capacities with Bell Atlantic
                                               beginning in 1962. Mr. Seazholtz
                                               currently serves as a Director
                                               for; Odetics, Inc., a supplier of
                                               digital data management products
                                               for the security, broadcast and
                                               computer storage markets, and for
                                               ASC-Advanced Switching
                                               Communications, an ATM network
                                               equipment developer and for
                                               Mariner, Inc a ATM LAN CPE
                                               developer.

Melvin J. Simon (56)               1992        Melvin J. Simon has served as
                                               Assistant Secretary and Assistant
                                               Treasurer of the Company since
                                               July 1995 and as a Director of
                                               the Company since August 1992.
                                               From August 1992 to July 1995,
                                               Mr. Simon served as Secretary and
                                               Treasurer of the Company. A
                                               Certified Public Accountant, Mr.
                                               Simon founded and has served as
                                               President of Melvin J. Simon &
                                               Associates, Ltd., a public
                                               accounting firm, since May 1980.
                                               Mr. Simon serves as a Director of
                                               the Company's 88% owned
                                               subsidiary Conference Plus, Inc.

Paul A. Dwyer (67)                 1996        Paul A. Dwyer has served as a
                                               Director of the Company since
                                               January 1996 and as a Director of
                                               Westell, Inc., a wholly owned
                                               subsidiary of the Company, since
                                               November 1995. Mr. Dwyer served
                                               as Chief Financial Officer of
                                               Henry Crown and Company, a
                                               private investment firm from
                                               February 1981 to December 1999,
                                               and currently serves as Vice
                                               President -- Administration of
                                               Longview Management Group, LLC, a
                                               registered investment advisor,
                                               since October 1998.

Robert C. Penny III (48)           1998        Robert C. Penny III has served as
                                               a Director of the Company since
                                               September 1998. He has been the
                                               managing partner of P.F.
                                               Management Co., a private
                                               investment company, since May
                                               1980.

Thomas A. Reynolds, III (50)       2000        Thomas A. Reynolds has served as
                                               Director of the Company since
                                               January 2000. He is a partner
                                               with Winston & Strawn, an
                                               international law firm
                                               headquartered in Chicago and
                                               currently serves as a member of
                                               the Board of Directors of Smurfit
                                               Stone Container Corporation and
                                               Georgetown University and serves
                                               as a Trustee of the Brain
                                               Research Foundation.

Howard L. Kirby, Jr. (65)          2000        Howard L. Kirby, Jr. has served
                                               as a Director of the Company
                                               since March 2000. Mr. Kirby
                                               served as the President, Chief
                                               Executive Officer and as a
                                               Director of Teltrend, Inc., a
                                               wholly owned subsidiary of the
                                               Company, from January 1990 to
                                               March 2000.

Bernard F. Sergesketter (65)       2000        Bernard F. Sergesketter has
                                               served as a Director of the
                                               Company since March 2000. Mr.
                                               Sergesketter is President and
                                               Chief Executive Officer of
                                               Sergesketter & Associates, a
                                               telecommunications consulting
                                               firm, since 1994. He served as a
                                               Vice President of AT&T from
                                               January 1993 to August 1994. Mr.
                                               Sergesketter was a Director of
                                               Teltrend, Inc, a wholly owned
                                               subsidiary of the Company, from
                                               January 1996 to March 2000 and
                                               currently serves a Director of
                                               the Illinois Institute of
                                               Technology, The Mather Foundation
                                               and The Sigma Chi Foundation.

E. Van Cullens  (55)               2001        E. Van Cullens has served as
                                               Chief Executive Officer of the
                                               Company since July , 2001. Prior
                                               to joining the Company, Mr.
                                               Cullens operated Cullens
                                               Enterprises, LLC a management
                                               consulting firm focused in
                                               telecommunications from June ,
                                               2000 through June, 2001. From
                                               June , 1999 to May, 2000 Mr.
                                               Cullens served as President and
                                               Chief Operating Officer of Harris
                                               Corporation and served as
                                               President, Communications Sector
                                               from May, 1997 to June, 1999. Mr.
                                               Cullens served in various
                                               executive capacities with Siemens
                                               A. G. and affiliated companies
                                               from January, 1991 to April,
                                               1997.

 For information concerning Executive Officers see the Executive Officer information set forth in Part I above.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Exchange Act requires that the Company's officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During fiscal 2001, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

EXECUTIVE COMPENSATION

         The following table sets forth information for the fiscal years ended March 31, 1999, 2000 and 2001, with respect to all compensation paid or earned for services rendered to the Company by the Company's Chief Executive Officers and the Company's four other most highly compensated executive officers who were serving as executive officers at March 31, 2001 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                ANNUAL COMPENSATION                COMPENSATION
                                        -----------------------------------        ------------
                                                                  OTHER           SECURITIES
                                                                  ANNUAL          UNDERLYING          ALL OTHER
                                FISCAL   SALARY     BONUS    COMPENSATION (2)     OPTIONS (1)     COMPENSATION (3)
NAME AND PRINCIPAL POSITION      YEAR      ($)       ($)           ($)               (SHARES)            ($)
------------------------------- ------  --------  --------   -------------     -----------------  -----------------

Marc J. Zionts(5)                 2001   259,519    336,800         -                25,000                   2,797
     Former Chief Executive       2000   244,038    298,080         -               500,000                   3,210
     Officer                      1999   233,654    298,080         -               290,000                   3,277

Robert H. Gaynor(4)               2001    25,000      -             -                  -                          -
     Former Chairman of the       2000   100,000      -             -                65,000                       -
     Board and Chief              1999   100,000      -             -               100,000                       -
     Executive Officer

J. William Nelson(6)              2001   259,519    336,800         -               100,000                   4,586
     Former Chief Executive       2000   244,038    298,080         -               195,000                   5,118
     Officer                      1999   233,654    298,080         -               250,000                   7,624

Nicholas C.  Hindman, Sr.         2001   200,000   39,200           -                                             -
     Treasurer, Secretary,        2000   176,854   10,000           -                75,000                       -
     Vice President and           1999     -          -             -                  -                          -
     Chief Financial Officer

William  J. Noll                  2001   184,711    186,500         -                85,750                   2,302
     Senior Vice President        2000   216,953    177,225       9,530              25,000                   3,127
     of Research &                1999   228,893    177,225         -               145,000                   4,001
     Development and Chief
     TechnologyOfficer

Richard P. Riviere                2001   196,712    120,442         -                  -                          -
     Vice President               2000   172,000    150,831         -                  -                      4,889
     of Transaction Services      1999   150,000    103,894         -                12,000                   4,008
     Chief Executive Officer
     of Conference Plus, Inc.


---------------------------
(1)      Stock options granted during fiscal 2001 were non-qualified stock options of Class A Common Stock and were issued under the 1995 Stock
         Incentive Plan of the Company.
(2)      Represents reimbursed relocation expense and tax gross up.
(3)      Includes matching contributions under the Company's 401(k) Profit
         Sharing Plan for fiscal 2001 asfollows: Mr. Zionts $2,797; Mr. Nelson
         $4,586; Mr. Noll $2,302; Mr. Hindman $0;  and Mr. Riviere $0.
(4)      Mr. Gaynor retired in April 2000.
(5)      Mr. Zionts resigned from the Company effective March, 2001 to pursue other business interests.
(6)      Mr. Nelson resigned from the Company effective July, 2001 to pursue other business interests.


STOCK OPTION GRANTS IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES

The following tables set forth the number of stock options granted to each of the Named Executive Officers during fiscal 2001 and the stock option exercises and exercisable and unexercisable stock options held by the Named Executive Officers as of March 31, 2001. For purposes of table computations the fair market value at March 31, 2001 was equal to $3.09375 per share.


                      OPTION GRANTS IN THE LAST FISCAL YEAR




                                 INDIVIDUAL GRANTS
                            NUMBER OF      PERCENT OF                                   POTENTIAL REALIZABLE VALUE
                           SECURITIES    TOTAL OPTIONS                                  AT ASSUMED ANNUAL RATES OF
                           UNDERLYING      GRANTED TO       EXERCISE OR                   STOCK PRICE APPRECIATION
                             OPTIONS       EMPLOYEES        BASE PRICE    EXPIRATION      FOR OPTION TERM (3)
         NAME               GRANTED(#)   IN FISCAL YEAR(1)   ($/SH)(2)        DATE         5%($)             10%($)
---------------------     -------------  ----------------  -------------  -------------   -------            -------



Marc J. Zionts               25,000 (3)            .65%        $4.9063         2/27/10        $77,139       $195,484
J. W. Nelson                 100,000(4)           2.59%       $21.4375         4/04/10     $1,348,193     $3,416,585
William J. Noll              85,000 (5)           2.22%       $21.4375         4/04/10     $1,145,964     $2,904,098
                                 250(6)           0.01%       $17.1875         8/10/10         $2,702         $6,848
                                 500(6)           0.01%        $6.1563        12/18/10         $1,936         $4,906
Robert H. Gaynor               --
Nicholas C. Hindman            --
Richard P. Riviere             --




---------------------------
(1)      Based on 3,859,650 total options granted to employees, including the
         Named Executive  Officers,  in fiscal 2001.
(2)      The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming the stock price on the date of grant appreciates at the indicated
         annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciate stock price.
(3)      These options vest immediately and have a ten year term.
(4)      These options vest over a four-year  period with 10%,  20%, 30% and 40%
         vesting in years one through four respectively and have a 10-year life.
(5)      These options vest over a two-year period in equal annual installments and have a 10-year life.
(6)      These options are performance based and vest in full at the earlier of based on set performance or eight years after grant date and have a ten-year life.



     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                             NUMBER OF
                                                            SECURITIES
                                                            UNDERLYING
                                                            UNEXERCISED
                                                            OPTIONS AT         VALUE OF UNEXERCISED
                                                            FISCAL YEAR      IN-THE-MONEY OPTIONS AT
                              SHARES          VALUE          END (#)          FISCAL YEAR END ($)
                           ACQUIRED ON     REALIZED       (EXERCISABLE/          (EXERCISABLE/
        NAME                 EXERCISE #       ($)(1)       UNEXERCISABLE)         UNEXERCISABLE)(2)
-----------------------   --------------   ----------   ------------------ ---------------------------
Marc J. Zionts                222,500       5,104,377       88,500 / 0                  -
Robert H. Gaynor                 -              -                -                      -
J. William Nelson                -              -        236,750 / 308,250              -
William J. Noll                  -              -        99,500 / 156,250               -
Nicholas C. Hindman            4,000         87,688       6,000 / 60,000                -
Richard P. Riviere               -              -         16,800 / 7,200                -
-----------------------

(1) Value is calculated by subtracting the exercise price per share from the fair market value at the time of exercise and multiplying this amount by the number of shares exercised pursuant to the stock option.
(2) Value is calculated by subtracting the exercise price per share from $3.09375, the fair market value at March 31, 2001, and multiplying such amount by the number of shares subject to the option. The exercise price for the options exceeded the market value at March 31, 2001 and therefore no options listed were in-the-money on March 31, 2001.




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

DIRECTOR COMPENSATION

Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Robert C. Penny III, who received no compensation. In the fiscal year ended March 31,

2001, outside directors except for Robert Penny III and John Seazholtz were granted stock options to purchase 25,000 shares that vest annually over four years. John Seazholtz was granted stock options to purchase 35,000 shares that vest annually over four years. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. In November 1995, Mr. Dwyer was granted an option to purchase 89,900 shares of Class A Common Stock at an exercise price of $6.50 per share. Mr. Dwyer's options vest at a rate of 1,872 shares per month commencing January 1, 1996. In addition, Mr. Simon also receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company. Other than with respect to reimbursement of expenses and the granting of stock options, directors who are employees of the Company do not receive additional compensation for service as directors.


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

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $40,000, $15,475 and $19,155 in fiscal 1999, 2000 and 2001, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGEMENT

                        SECURITIES BENEFICIALLY OWNED BY
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of July 12, 2001 except as otherwise noted, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Company to own beneficially more than 5% of its outstanding Class A Common Stock or Class B Common Stock, (ii) directors,
(iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Under Rule 13d-3 of the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.


STOCKHOLDERS,                                                                     PERCENT OF    PERCENT OF       PERCENT OF
NAMED-EXECUTIVE                         NUMBER OF               NUMBER OF          CLASS A        CLASS B          TOTAL
OFFICERS AND DIRECTORS                   CLASS A                 CLASS B            COMMON        COMMON           VOTING
----------------------                 SHARES (1)(2)            SHARES (2)           STOCK          STOCK          POWER (3)
                                    -----------------        --------------       ---------      ---------       -----------

Robert C. Penny III..........                  --             18,533,297 (4)           --            97.4%           60.8%
Melvin J. Simon..............             120,250 (5)         19,014,868 (4)(6)         *           100.0%           62.4%
State of Wisconsin Investment
Board........                           8,416,459                     --               18.4%           --             6.9%
Robert H. Gaynor............              260,898 (7)                 --                 *             --              *
J. William Nelson............             375,851 (7)                 --                 *             --              *
Marc J. Zionts.................            25,000 (7)                 --                 *             --              *
Nicholas C. Hindman, Sr.                   39,750                     --                 *             --              *
William J. Noll...............            177,250                     --                 *             --              *
Paul A. Dwyer................             130,150                     --                 *             --              *
John W. Seazholtz                          95,750                     --                 *             --              *
Howard L. Kirby.............              330,465                     --                 *             --              *
Bernard F. Sergesketter......              39,250                     --                 *             --              *
Thomas A. Reynolds III.....                66,250                     --                 *             --              *
All Directors and Executive
Officers as a group (12
Persons)........................        1,660,864             19,014,868 (7)            3.6%        100.0%           63.7%

------------------
*  Less than 1%

(1) Includes options to purchase shares that are exercisable within 60 days of July 12, 2001 as follows: Mr. Simon: 108,750 shares; Mr. Nelson:
         323,500 shares; Mr. Zionts: 25,000 shares; Mr. Noll: 177,250 shares;;
         Mr. Dwyer: 126,150 shares; Mr. Seazholtz: 88,750 shares; Mr. Kirby
         290,050 shares; Mr. Sergesketter: 35,950 shares; Mr. Reynolds 6,250 shares ; Mr. Riviere 19,200 shares; Mr. Hindman 39,750; and all directors and officers as a group: 1,240,600 shares

(2) Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.

(3) Percentage of beneficial ownership is based on 45,819,063 shares of Class A Common Stock and 19,014,869 shares of Class B Common Stock outstanding as of July 12, 2001.

(4)      Includes 18,533,297 shares of Class B Common Stock held by Messrs.
         Penny and Simon, as Trustees pursuant to a Voting Trust Agreement dated
         February 23, 1994, as amended (the "Voting Trust"), among Robert C.
         Penny III and Melvin J. Simon, as trustees (the "Trustees"), and certain members of the Penny family and the Simon family. The Trustees have joint voting and dispositive power over all shares in the Voting
         Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. The Voting Trust contains 5,730,713 shares held for the benefit of Mr. Penny and 437,804 shares held for the benefit of Mr. Simon. The address for Messrs. Penny and Simon is Melvin
         J. Simon & Associates, Ltd., 4343 Commerce Court, Suite 114, Lisle,
         Illinois 60532.

(5)      Includes 9,500 shares held for the benefit of Stacy L. Simon, Melvin J.
         Simon's daughter for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power, and 2,000 shares held in trust for the benefit of Makayla G. Penny, Mr. Penny's daughter, for which Mr. Simon is trustee and has sole voting and dispositive power; Mr. Simon disclaims beneficial ownership of these shares.

(6) Includes 95,980 shares held in trust for the benefit of Sheri A. Simon and 95,980 shares held in trust for Stacy L. Simon, Melvin J. Simon's daughters, for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power. Includes 262,611 shares held in trust for the benefit of Makayla G. Penny, and 27,000 shares held in trust for the benefit of EmmaLah Katelyn Penny, Mr. Penny's daughters, for which Mr. Simon is trustee and has sole voting and dispositive power. Mr. Simon disclaims beneficial ownership of these shares.

(7)      Mr. Gaynor retired in April 2000. Mr. Nelson resigned in July 2001 and
         Mr. Zionts resigned in March 2001.




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