Form 10-Q
period 2001-06-30
WESTELL TECHNOLOGIES INC
filed 2001-08-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

Class A Common Stock, $0.01 Par Value - 45,819,063 shares at August 6, 2001 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at August 6, 2001

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2001 and June 30, 2001 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended June 30, 2000 and 2001

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Three months ended June 30, 2000 and 2001

                  Notes to the Condensed Consolidated Financial Statements
                    (unaudited)                                                6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                  9

         Item 3. Quantitative and Qualitative Disclosures About Market Risks  12


PART II OTHER INFORMATION

         Item 1. Litigation                                                   13

         Item 4. Changes in Securities and Use of Proceeds                    13

         Item 5. Other events                                                 13

         Item 6. Exhibits and Reports on Form 8-K                             13


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")) or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors". Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              March 31,           June 30,
                                                                                2001                2001

                                                                           ----------------    ----------------
                                                                                                     (unaudited)
                                                                                       (in thousands)
Current assets:
  Cash and cash equivalents...........................................                $405                $461
  Accounts receivable (net of allowance of $1,363,000 and $1,527,000,
  respectively).......................................................              34,906              37,504
  Inventories.........................................................              73,068              58,335
  Prepaid expenses and other current assets...........................               2,124               2,465
  Deferred income tax asset...........................................              10,500              10,500
  Land and building held for sale.....................................              2,980.               2,087
                                                                           ----------------    ----------------
      Total current assets............................................             123,983             111,352
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,077              43,508
  Office, computer and research equipment.............................              29,847              31,904
  Leasehold improvements..............................................               6,032               7,339
                                                                           ----------------    ----------------
                                                                                    77,956              82,751
  Less accumulated depreciation and amortization......................              41,726              45,238
                                                                           ----------------    ----------------
   Property and equipment, net........................................              36,230              37,513
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................             139,373             131,420
Deferred income tax asset and other assets............................              15,553              15,593
                                                                           ----------------    ----------------
      Total assets....................................................           $ 315,139            $295,878
                                                                           ================    ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $57,577             $50,639
  Accrued expenses....................................................              22,838              23,307
  Notes payable.......................................................                   -              26,105
  Accrued compensation................................................               4,687               4,053
  Current portion of long-term debt...................................                 103                 326
                                                                           ----------------    ----------------
   Total current liabilities..........................................              85,205             104,430
                                                                           ----------------    ----------------
Long-term debt........................................................              28,451                 706
                                                                           ----------------    ----------------
Other long-term liabilities...........................................               3,658               3,740
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 425                 458
  Authorized - 85,000,000 shares
  Issued and outstanding - 42,472,781 shares at March 31, 2001 and 45,819,063 shares at June 30, 2001
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2000 and
   June 30, 2001
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation                                                                  854                 877
Additional paid-in capital............................................             357,684             363,598
Accumulated other comprehensive (loss) income.........................                (34)                   9
Accumulated deficit...................................................           (161,294)           (178,130)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................             197,825             187,002
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 315,139           $ 295,878
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



                                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                      June 30,
                                                    ---------------------------------------
                                                            2000                 2001
                                                    ----------------        ---------------

                                                                  (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 93,954               $ 50,207
Service revenue...............................                9,389                 13,091
                                                    ----------------        ---------------
  Total revenues..............................              103,343                 63,298

Cost of equipment sales.......................               75,611                 43,105
Cost of services..............................                5,739                  7,875
                                                    ----------------        ---------------
  Cost of goods sold..........................               81,350                 50,980
                                                    ----------------        ---------------

   Gross margin...............................               21,993                 12,318
Operating expenses:
  Sales and marketing.........................                8,199                  5,915
  Research and development....................                7,438                  7,990
  General and administrative..................                5,664                  5,680
  Goodwill amortization.......................                7,958                  7,953
                                                    ----------------        ---------------
    Total operating expenses..................               29,259                 27,538
                                                    ----------------        ---------------
  Operating loss..............................              (7,266)               (15,220)

Other (income) expense, net...................                (169)                    257
Interest expense..............................                  119                  1,359
                                                    ----------------        ---------------
Loss before tax benefit.......................              (7,216)               (16,836)
Benefit for income taxes......................                    -                      -
                                                    ----------------        ---------------
Loss before cumulative effect of change in
accounting principle.........................               (7,216)               (16,836)
                                                    ----------------        ---------------
Cumulative effect of change in accounting
principle....................................                   400                      -
Net loss......................................             $(7,616)              $(16,836)
                                                    ================        ===============

Net loss per basic and diluted common share...             $ (0.13)               $ (0.27)
                                                    ================        ===============
  Weighted average number of basic and diluted
common shares outstanding.....................               60,206                 62,641
                                                    ================        ===============




         The accompanying notes are an integral part of these Condensed
                        Consolidated Financial Statements



                                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            2000                     2001
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................    $       (7,616)         $      (16,836)
Reconciliation of net loss to net cash
  used in operating activities:
  Depreciation and amortization....................................            10,530                  11,516
  Interest expenses related to conversion of debentures............               135                      -
  Other............................................................                 -                     121
Changes in assets and liabilities:
  Increase in accounts receivable..................................           (30,427)                 (2,570)
  (Increase) decrease in inventory.................................           (17,834)                 14,757
  Increase in prepaid expenses and deposits........................              (397)                   (340)
  Decrease (increase) in other assets..............................               546                     (40)
  Increase (decrease) in accounts payable and accrued expenses.....            22,918                  (6,387)
  Decrease in accrued compensation.................................              (663)                   (633)
                                                                       -----------------       -----------------
     Net cash used in operating activities.........................           (22,808)                   (412)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................            (6,682)                 (4,943)
  Proceeds from the sale of land and building......................                 -                     893
  Decrease in short term investments...............................             1,951                       -
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................            (4,731)                 (4,050)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Borrowing of long-term debt and leases payable...................             3,692                     878
  Net borrowing (repayment) under revolving promissory notes.......             8,000                  (2,296)
  Proceeds from the issuance of common stock.......................             1,574                   5,945
                                                                       -----------------       -----------------
     Net cash provided  in financing activities....................            13,266                   4,527
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................               (26)                     (9)
     Net (decrease) increase in cash...............................           (14,299)                     56
Cash and cash equivalents, beginning of period.....................            27,258                     405
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $       12,959           $         461
                                                                       =================       =================




         The accompanying notes are an integral part of these Condensed
                        Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 2001, and for all periods presented. The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 ("fiscal year 2002").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended June 30, 2000, and 2001, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $1.7 million in the three months ended March 31, 2001. This charge was for personnel, legal, and other related costs. The restructuring was to achieve cost reductions and was focused primarily on the sales and marketing functions. Included in the accrued restructuring balance as of March 31, 2001, is $1.3 million of restructuring charges related to the Teltrend acquisition. As of June 30, 2001, the Company has paid approximately $887,000 of these accrued costs.

         The Company's restructuring balances and their utilization are presented in the following table:


                                            Utilized
                                  Balance       thru       Balance
 (in thousands)                 March 31,   June 30,      June 30,
                                     2001       2001          2001
-------------------------------------------------------------------
Employee Costs...........         $ 2,602       $814       $ 1,788
Legal & Other Costs......             395         73           322
-------------------------------------------------------------------
Total....................         $ 2,997       $887       $ 2,110
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 2000 and 2001, are as follows:

                                          Telecom       Telecom     Consolidated
(in thousands)                           Equipment     Services         Total
                                       ------------  ------------     ---------
Three months ended June 30, 2000
      Revenues........................  $ 93,954      $  9,389      $ 103,343
      Operating income (loss) ........   (8,810)         1,544        (7,266)
      Depreciation and amortization...     9,757           773         10,530
      Total assets....................   350,701        20,418        371,119

Three months ended June 30, 2001
      Revenues........................    50,207        13,091         63,298
      Operating income (loss).........  (17,871)         2,651       (15,220)
      Depreciation and amortization...    10,551           965         11,516
      Total assets....................   272,312         23,566       295,878


         Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before income taxes or cumulative effect of accouting change:

                                                         Three Months Ended
                                                               June 30,
                                               ---------------------------------
(in thousands)                                       2000              2001
                                               --------------    ---------------
Operating loss ..........................           $(7,266)          $(15,220)
Other (income) expense , net.............              (169)                257
Interest expense.........................                119              1,359
                                               --------------    ---------------
Loss ....................................           $(7,216)          $(16,836)


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (April 1, 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $31.8 million ($.51 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.  COMPREHENSIVE INCOME

         The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:
                                                   Three Months Ended June 30,
                                                 -------------------------------
(in thousands)                                        2000            2001
                                                 -------------    -------------
Net Loss......................................       $(7,616)        $(16,836)
Other comprehensive income
     Foreign currency translation adjustment..            202               43
                                                 -------------    -------------
 Comprehensive loss...........................       $(7,414)        $(16,793)


NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                    March 31,        June 30,
                                                   --------------  -------------
(in thousands)                                        2001             2001
                                                   --------------  -------------
Raw material .................................          $ 47,989        $ 46,445
Work in process...............................                26             272
Finished goods................................            51,153          35,537
Reserve for excess and obsolete inventory and net
realizable value..............................          (26,100)        (23,919)
                                                   --------------  -------------
                                                        $ 73,068        $ 58,335
                                                   ==============  =============


NOTE 8.  CAPITAL STOCK

         In May 2001, the Company sold 3,314,918 shares of Class A common shares in a private placement. Net proceeds to the Company from the sale of the Class A Common Stock was approximately $5.9 million and was used to fund working capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW

         Westell Technologies, Inc. ("Westell" or the "Company") derives most of its equipment revenue from the sale of telecommunications equipment that enables telecommunications services over copper telephone wires. The Company offers a broad range of products that facilitate the transmission of high-speed digital and analog data between a telephone company's central office and its end-user customers. These products can be categorized into two business units presented below. In previous quarters, the Company divided Broadband product revenue by business unit for quarterly reporting purposes. Transport Systems and Customer Premise Equipment business units have been combined to simplify the reporting of revenue related to DSL products.

o TELCO ACCESS PRODUCTS ("TAP"): Products that maintain, repair and monitor special service circuits used over copper telephone wires in the portion of the telephone companies' network connecting the central office with the customers' locations (the "Local Loop"). Products include all of Westell's analog products and products that support digital T-1 transmission such as its Network Interface Units ("NIU") products.
o BROADBAND: Products that facilitate high speed voice and data access originating through copper lines and terminating to copper or fiber. Products include equipment located in the telco's central offices and equipment on the customer premises. Broadband products include ADSL, HDSL and DS3.

         The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services from the Company's Conference Plus, Inc. subsidiary.

         Below is a table that compares equipment and service revenues for the quarter ended June 30, 2000 with the quarter ended June 30, 2001 by business unit.

                                    June 30,        June 30,
(in thousands)                          2000            2001
                                 ------------    ------------
TAP..........................        $30,431        $ 26,903
Broadband....................         63,523          23,304
                                 ------------    ------------
Total equipment..............         93,954          50,207

Services.....................          9,389          13,091

Total revenues...............      $ 103,343        $ 63,298
                                 ============    ============

         Westell's net revenues decreased 38.7% in the three months ended June 30, 2001 when compared to the same period last year due to a 46.6% decrease in equipment revenue combined with a 39.4% increase in service revenue. The decrease in equipment revenue is due primarily to the decreased sales of the Company's broadband products and, to a lessor extent, a decrease in TAP sales. The increase in service revenue is a result of increased teleconference call minutes.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of DSL products and developing new and enhanced TAP and other DSL products. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from TAP products such as NIUs have declined in recent years as telcos continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Period ended June 30, 2001 compared to period ended June 30, 2000.

Revenues. The Company's revenues decreased 38.7% from $103.3 million in the three months ended June 30, 2000 to $63.3 million in the three months ended June 30, 2001. This revenue decrease was due to decreased equipment revenue of $43.7 million offset by an increase in teleconference service revenue of $3.7 million. The decreased equipment revenue was due primarily to decreased sales of the Company's broadband products. Revenue from our broadband products declined 63.3%, to $23.3 million for the three months ended June 30, 2001 compared to $63.5 million for the quarter ending June 30, 2000 due to lower unit volumes and lower unit selling prices. Revenues from the Company's TAP business unit, in the quarter ended June 30, 2001, decreased to $26.9 million compared to $30.4 million in the same quarter one year ago. The decrease in revenues from the TAP business unit is due primarily to lower unit volume. The Company's teleconference service revenue of $13.1 million for the quarter ended June 30, 2001 increased $3.7 million from $9.4 million in the same quarter one year ago. This increase in revenue is attributable to continued growth in call minutes at the Company's subsidiary Conference Plus, Inc.

Gross Margin. Gross margin as a percentage of revenue decreased from 21.3% in the three months ended June 30, 2000 to 19.5% in the three months ended June 30, 2001. This decrease in gross margin was primarily due to high material costs of our broadband products. This decrease in gross margin was somewhat offset by increased margins from service revenues in the three months ended June 30, 2001.

Sales and Marketing. Sales and marketing expenses decreased 27.9%, from $8.2 million in the three months ended June 30, 2000 to $5.9 million in the three months ended June 30, 2001. Sales and marketing expenses increased as a percentage of revenues from 7.9% in the three months ended June 30, 2000 to 9.3% in the three months ended June 30, 2001. The decrease in sales and marketing expenses was primarily due to cost reductions initiated in the March 2001 reorganization. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 7.4%, from $7.4 million in the three months ended June 30, 2000 to $8.0 million in the three months ended June 30, 2001. Research and development expenses increased as a percentage of revenues from 7.2% in the three months ended June 30, 2000 to 12.6% in the three months ended June 30, 2001. The increase in research and development expense is a result of additional engineers. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses were constant at $5.7 million in the three months ended June 30, 2000 and June 30, 2001. General and administrative expenses increased as a percentage of revenues from 5.5% in the three months ended June 30, 2000 to 9.0% in the three months ended June 30, 2001.

Goodwill Amortization. Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. The purchase price of approximately $238.2 million exceeded the fair market value of net assets acquired, resulting in goodwill of $59.9 million, synergistic goodwill of $57.0 million, and product technology of $55.6 million which will be amortized on a straight-line basis over an average of approximately ten years.

Other (income) expense, net. Other (income) expense, net decreased from income of $169,000 in the three months ended June 30, 2000 to expense of $257,000 in the three months ended June 30, 2001. The expense for the period was primarily due to the recognition of foreign currency gains/loss on intercompany balances.

Interest expense. Interest expense increased from $119,000 in the three months ended June 30, 2000 to $1,359,000 in the three months ended June 30, 2001. The interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt. The increase is due to larger outstanding debt obligations.

Income taxes. There was no benefit for income taxes recorded for both three-month periods ended June 30, 2000 and 2001. The Company provided valuation reserves for the entire benefit generated during the current quarter of $3.5 million. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had $461,000 in cash. As of June 30, 2001, the Company had $26.1 million outstanding under its secured revolving promissory note facility and approximately $9.1 million available under its secured revolving promissory note facility.

         The secured revolving credit facility required, among other things, the maintenance of a minimum interest coverage ratio, a minimum net worth, a maximum capital expenditures and target EBITDA. The Company's failure to meet these quarterly financial covenants would allow the lenders to demand repayment of all amounts outstanding under the credit facility. The Company was not in compliance with target EBITDA and the interest coverage ratio at March 31, 2001. The Company and its lenders have entered into an amendment and waiver under which the covenant violations discussed above were waived.

         On June 29, 2001, the Company amended the revolving credit facility, resulting in an asset-based, revolving lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $9.0 million and 70% of the guarantee described below. The $9.0 million inventory limitation is reduced by $.1 million on August 1, 2001, and shall be reduced by an additional $.1 million on the first day of each month thereafter. The Company was eligible to borrow an additional $9.1 million under this facility as of June 30, 2001. Up to $10,000,000 of the facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed by trusts for the benefit of Robert C. Penny III and other Penny family members and is supported by their brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company has granted these stockholders warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Any future equity financing will also reduce dollar for dollar the amount of the guaranty. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. This amendment provides for covenants regarding EBITDA and tangible net worth.

         The Company's operating activities used cash of $412,000 in the three months ended June 30, 2001. This resulted primarily from a loss from continuing operations of $5.3 million (excluding depreciation and amortization) and working capital requirements. Working capital was affected primarily by decreases in inventory and offset by a decrease in accounts payable and accrued expenses.

         Capital expenditures for the three month period ended June 30, 2001 were approximately $4.9 million, of which $.9 million was funded by a capital lease. The Company expects to spend approximately $10.6 million for the remainder of fiscal year 2002 related primarily for machinery, computer and research equipment purchases.

         At June 30, 2001, the Company's principle sources of liquidity were $461,000 of cash and the secured revolving promissory note facility under which the Company was eligible to borrow up to an additional $9.1 million based upon receivables and inventory levels. To meet the Company's cash needs for fiscal year 2002 the Company is exploring various alternatives including a larger line of credit from new asset based lenders replacing the current bank credit line and some type of equity or subordinated debt offering.

         The Company had a deferred tax asset of approximately $75.5 million at June 30, 2001. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.8 million, (ii) a net operating loss carryforward tax benefit of approximately $50.3 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 1999, 2000 and 2001 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. A portion of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

          Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Irish pound. The Company also has accounts receivable denominated in British pounds. The Company at times uses foreign currency derivatives to manage the exposure to changes in the exchange rate on accounts receivable. No derivatives were used in the first quarter of fiscal 2002.

         As of June 30, 2001, the net balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $9,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2001, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 7.75% to approximately 8.5%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $225,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June 30, 2001. The Company does not feel such additional expense is significant.

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

         The Company has been named as a defendant in Celsian Technologies, Inc.
v. Westell, Inc., Case No. 01 CC 03977, Superior Court of the State of California, County of Orange, which was filed March 23, 2001. The complaint alleges nonpayment for delivered goods and seeks $13,400,000 in damages. The Company removed this case to federal court on April 30, 2001, where it is now pending in the United States District Court for the Central District of California as Case No. 01-3878 FMC. On May 29, 2001, Westell answered Celsian's complaint and filed a counterclaim against Celsian for breach of contract and breach of express and implied warranties. Westell's counterclaim seeks damages in an amount to be proven at trial but presently believed to be in excess of $13,000,000. Celsian has not yet responded to the counterclaim. Discovery has not yet commenced.

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

         The Company has been named as a defendant in PacTec, a division of La France Corporation v. Celsian Technology, Inc. and Westell Technologies, Inc. which was filed in May 1, 2001 in the Court of Common Pleas of Delaware County, Pennsylvania. The complaint alleges nonpayment for good delivered to Celsian and claiming liability of Westell in connection therewith and seeking $660,124.86 in damages. The Company removed this case to federal court on June 11, 2001, where it is now pending in the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 01 CV 2836. The Company has not yet responded to this complaint.

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


ITEM 5. OTHER EVENTS
--------------------

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


   a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of regulation S-K:


   b)    The following Form 8-K was filed by the Company.

         1.) On April 17, 2001 the Company filed an 8-K announcing an amendment to its Amended and Restated Loan and Security Agreement.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: August 14, 2001                         By:  VAN CULLENS
                                                 -------------
                                                 VAN CULLENS
                                                 Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                 NICHOLAS C. HINDMAN
                                                 Chief Financial Officer