Form 10-Q
period 2001-09-30
WESTELL TECHNOLOGIES INC
filed 2001-11-14
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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


Class A Common Stock, $0.01 Par Value - 45,859,939 shares at November 1, 2001 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at November 1, 2001


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                                                      Page No.
                                                                                                     --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                     3
                  - As of March 31, 2001 and September 30, 2001 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                               4
                  - Three months ended September 30, 2000 and 2001
                  - Six months ended September 30, 2000 and 2001

                  Condensed Consolidated Statements of Cash Flows (unaudited) 5
                  - Six months ended September 30, 2000 and 2001

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                      6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                               9

         Item 3. Quantitative and Qualitative disclosures about market risks                               13

PART II OTHER INFORMATION

         Item 1. Litigation                                                                                14
         Item 4. Other events                                                                              15

         Item 5. Exhibits and Reports on Form 8-K                                                          15



SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")) or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              March 31,         September 30,
                                                                                2001                2001
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                        (in thousands)
Current assets:
  Cash and cash equivalents...........................................                $405              $1,851
  Accounts receivable (net of allowance of $1,363,000 and $1,615,000,
  respectively).......................................................              34,906              36,132
  Inventories.........................................................              73,068              44,379
  Prepaid expenses and other current assets...........................               2,124               1,992
  Deferred income tax asset...........................................              10,500              10,500
  Land and building held for sale.....................................               2,980               2,087
                                                                           ----------------    ----------------
      Total current assets............................................             123,983              96,941
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,077              45,871
  Office, computer and research equipment.............................              29,847              30,830
  Leasehold improvements..............................................               6,032               7,583
                                                                           ----------------    ----------------
                                                                                    77,956              84,284
  Less accumulated depreciation and amortization......................              41,726              49,107
                                                                           ----------------    ----------------
   Property and equipment, net........................................              36,230              35,177
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................             139,373             123,467
Deferred income tax asset and other assets............................              15,553              15,808
                                                                           ----------------    ----------------
      Total assets....................................................           $ 315,139            $271,393
                                                                           ================    ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $57,577             $47,428
  Accrued expenses....................................................              22,838              26,246
  Notes payable.......................................................                   -              20,446
  Accrued compensation................................................               4,687               3,122
  Current portion of long-term debt...................................                 103                 508
                                                                           ----------------    ----------------
   Total current liabilities..........................................              85,205              97,750
                                                                           ----------------    ----------------
Long-term debt........................................................              28,451                 961
                                                                           ----------------    ----------------
Other long-term liabilities...........................................               3,658               3,829
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 425                 459
  Authorized - 85,000,000 shares
  Issued and outstanding - 42,472,781 shares at March 31, 2001 and 45,859,939 shares at September 30, 2001
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2001 and
   September 30, 2001
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                 854                 877
Additional paid-in capital............................................             357,684             363,606
Accumulated other comprehensive loss..................................                (34)                (29)
Accumulated deficit...................................................           (161,294)           (196,250)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................             197,825             168,853
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 315,139           $ 271,393
                                                                           ================    ================


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2000            2001              2000            2001
                                                ------------    ------------      ------------    ------------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 96,041        $ 46,319         $ 189,995        $ 96,527
Services......................................        9,961          13,102            19,350          26,193
                                                ------------    ------------      ------------    ------------
  Total revenues..............................      106,002          59,421           209,345         122,720

Cost of equipment sales.......................       79,221          40,637           154,832          83,743
Cost of services..............................        6,011           8,579            11,750          16,454
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       85,232          49,216           166,582         100,197
                                                ------------    ------------      ------------    ------------

   Gross margin...............................       20,770          10,205            42,763          22,523
Operating expenses:
  Sales and marketing.........................        6,362           4,806            14,561          10,720
  Research and development....................        7,509           5,935            14,947          13,925
  General and administrative..................        6,539           6,207            12,203          11,887
  Restructuring...............................            -           2,200                 -           2,200
  Goodwill amortization.......................        7,958           7,953            15,916          15,906
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       28,368          27,101            57,627          54,638
                                                ------------    ------------      ------------    ------------
Operating loss................................      (7,598)        (16,896)          (14,864)        (32,115)

Other (income) expense, net...................          105              16              (64)             273
Interest expense..............................          331           1,208               450           2,567
                                                ------------    ------------      ------------    ------------
Loss before tax benefit.......................      (8,034)        (18,120)          (15,250)        (34,955)
Benefit for income taxes......................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Loss before cumulative effect of change in
accounting principle..........................      (8,034)        (18,120)          (15,250)        (34,955)
Cumulative effect of change in accounting
principle.....................................           --              --               400              --
                                                ------------    ------------      ------------    ------------
Net loss......................................    $ (8,034)      $ (18,120)        $ (15,650)      $ (34,955)
                                                ============    ============      ============    ============

Net loss per basic and diluted common share...     $ (0.13)        $ (0.28)          $ (0.26)        $ (0.55)
                                                ============    ============      ============    ============
  Weighted average number of basic and diluted
  common shares outstanding...................      61,188          64,846            60,697          63,743
                                                ============    ============      ============    ============




         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                                                    September 30,
                                                                       -----------------------------------------
                                                                            2000                     2001
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................    $      (15,650)         $      (34,955)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....................................              21,350                23,217
  Deferred compensation............................................                  99                    24
  Non-cash interest expense on debentures..........................                 135                    --
  Loss on sale of fixed assets.....................................                  --                   244
Changes in assets and liabilities:
  Increase in accounts receivable..................................            (30,184)                (1,243)
  (Increase) decrease in inventory.................................            (64,396)               28,678
  (Increase) decrease in prepaid expenses and deposits.............             (1,010)                  133
  Decrease (increase) in other assets..............................                 445                  (255)
  Increase (decrease) in accounts payable and accrued expenses.....              53,015                (6,291)
  Decrease in restructuring accrual................................             (1,121)                  (279)
  Decrease in accrued compensation.................................             (1,528)                (1,564)
                                                                       -----------------       -----------------
     Net cash (used in) provided by operating activities...........            (38,845)                7,709
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................            (13,481)                (6,542)
  Proceeds from sale of land, building and equipment...............                 166                  932
  Decrease in short term investments...............................               1,951                   --
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................            (11,364)                (5,610)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......              28,598                (7,954)
  (Repayment) borrowing of long-term debt and leases payable.......             (2,750)                1,314
  Proceeds from the issuance of common stock.......................               5,527                5,955
                                                                       -----------------       -----------------
     Net cash provided by (used in) financing activities...........              31,375                  (685)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                (33)                   32
     Net increase (decrease) in cash...............................            (18,867)                1,446
Cash and cash equivalents, beginning of period.....................              27,258                  405
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $          8,391        $       1,851
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 2001, and for all periods presented. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 ("fiscal year 2002").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended September 30, 2000, and 2001, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $1.7 million and $2.2 million in the three months ended March 31, 2001 and September 30, 2001, respectively. These charges were for personnel, legal, and other related costs. The March 31, 2001 restructuring was to achieve cost reductions and was focused primarily on the sales and marketing functions. The September 30, 2001 restructuring was to refocus the Company's business strategy and streamline the organization and was focused primarily on engineering and marketing functions. Included in the accrued restructuring balance as of March 31, 2001, is $1.3 million of restructuring charges related to the Teltrend acquisition. As of September 30, 2001, the Company has paid approximately $2.5 million of these accrued costs.

         The Company's restructuring balances and their utilization are presented in the following table:


                                            Utilized
                             Balance            thru      Charged        Balance
 (in thousands)            March 31,   September 30,    September  September 30,
                                2001            2001         2001           2001
--------------------------------------------------------------------------------
Employee Costs.........      $ 2,602          $2,376       $2,000        $ 2,226
Legal & Other Costs....          395             104          200            491
--------------------------------------------------------------------------------
Total..................      $ 2,997          $2,480       $2,200        $ 2,717
================================================================================

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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six-month periods ended September 30, 2000 and 2001, are as follows:

                                           Telecom        Telecom
 (In thousands)                           Equipment      Services         Total
                                         -----------   ------------     --------
Three months ended September 30, 2000
      Revenues........................     $96,041        $ 9,961      $ 106,002
      Operating income (loss).........     (9,544)          1,946        (7,598)
      Depreciation and amortization...      10,030            790         10,820
      Total assets....................     387,231         21,933        409,164

Three months ended September 30, 2001
      Revenues........................     $46,319       $ 13,102       $ 59,421
      Operating income (loss).........    (18,541)          1,645       (16,896)
      Depreciation and amortization...      10,571          1,130         11,701
      Total assets....................     248,767         22,626        271,393

Six months ended September 30, 2000
      Revenues........................    $189,995        $19,350      $ 209,345
      Operating income (loss).........    (18,354)          3,490       (14,864)
      Depreciation and amortization...      19,787          1,563         21,350
      Total assets....................     387,231         21,933        409,164

Six months ended September 30, 2001
      Revenues........................      96,527         26,193        122,720
      Operating income (loss).........    (36,410)          4,295       (32,115)
      Depreciation and amortization...      21,122          2,095         23,217
      Total assets....................     248,767         22,626        271,393


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before tax benefit or cumulative effect of accounting change:

                                    Three months ended       Six months ended
                                       September 30,          September 30,
                                    2000         2001        2000         2001
                                  ---------   ---------   ----------   ---------
(In thousands)
Operating loss .................  $ (7,598)  $ (16,896)  $ (14,864)   $ (32,115)
Other (income) expense, net.....       105          16         (64)         273
Interest expense................       331       1,208         450        2,567
                                  ---------  ----------   ---------   ----------
Loss before tax benefit.........  $ (8,034)  $ (18,120)  $ (15,250)   $ (34,955)
                                    =======    ========    ========     ========

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company plans to adopt these new standards on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase of net income of approximately $31.8 million ($0.50 per share). During fiscal 2003 the Company will perform the first of the required impairment tests as of April 1, 2002 and has not yet determined the effect that these tests will have on the earnings and financial position of the Company.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment - Disposal of Long Lived Assets. The Company will adopt these standards on April 1, 2002. The Company doesn't expect that the adoption of these statements will have a material effect on the Company's financial statements.

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                         Three months ended           Six months ended September
                                                           September 30,                         30,
                                                    -----------------------------    -----------------------------
(in thousands)                                           2000             2001           2000             2001
                                                    ------------     ------------    ------------     ------------
Net loss......................................         $(8,034)        $(18,120)       $(15,650)        $(34,955)
Other comprehensive (loss) income
     Foreign currency translation adjustment..            (364)             (38)           (162)               5
                                                       -------         --------        --------         ---------
 Comprehensive loss...........................         $(8,398)        $(18,158)       $(15,812)        $(34,950)


NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                  March 31,        September 30,
                                                  ------------     -------------
(in thousands)                                      2001               2001
                                                  ------------     -------------
Raw material .................................        $ 47,989          $ 39,425
Work in process...............................              26               187
Finished goods................................          51,153            26,767
Reserve for excess and obsolete inventory and
net realizable value..........................        (26,100)          (22,000)
                                                  ------------     -------------
                                                      $ 73,068          $ 44,379
                                                  ============     =============

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

o TELCO ACCESS PRODUCTS ("TAP"): Products that maintain, repair and monitor special service circuits used over copper telephone wires in the portion of the telephone companies' network connecting the central office with the customers' locations (the "Local Loop"). Products include all of Westell's analog products and products that support digital T-1 transmission such as its Network Interface Units ("NIU") products.
o BROADBAND: Products that facilitate high speed voice and data access originating at copper lines and terminating to copper or fiber. Products include equipment located in the telco's central offices and equipment on the customer premises. Broadband products include ADSL, HDSL and DS3.

         The Company's service revenues are derived from audio, multi port video and multi media teleconferencing services from the Company's Conference Plus, Inc. subsidiary.

         Below is a table that compares equipment and service revenues for the three and six month periods ended September 30, 2000 with the three and six month periods ended September 30, 2001 by business unit.

                             Three Months ended          Six months ended
                               September 30,                September 30,
                          -----------------------   ----------------------
(in thousands)                  2000        2001         2000        2001
                          -----------  ----------   ----------  ----------
TAP....................      $28,287    $ 23,268      $58,718     $50,172
Broadband..............       67,754      23,051      131,277      46,355
                          -----------  ----------   ----------  ----------
Total equipment........       96,041      46,319      189,995      96,527

Services...............        9,961      13,102       19,350      26,193
                          -----------  ----------   ----------  ----------

Total revenues.........    $ 106,002    $ 59,421     $209,345    $122,720
                          ===========  ==========   ==========  ==========

         Westell's net revenues decreased 44% and 41% in the three and six-month periods ended September 30, 2001, respectively, when compared to the comparable prior year periods. The decreased revenue was due to a decrease in equipment revenue offset in part by increased service revenue for the three and six month periods. The reduction in equipment revenue was primarily due to the decreased sales of the Company's broadband products along with decreased sales of TAP products. The increased service revenue is a result of increased teleconference call minutes.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in increasing sales of Broadband products and developing new and enhanced TAP products. In view of the Company's reliance on the DSL market for growth and the unpredictability of DSL orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from TAP products such as NIU's have declined in recent years as telcos continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended September 30, 2001 compared to periods ended September 30, 2000

Revenues. The Company's revenues decreased 44% from $106.0 million in the three months ended September 30, 2000 to $59.4 million in the three months ended September 30, 2001. This revenue decrease was primarily due to decreased equipment revenue from the Company's Broadband products of $44.7 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP products also decreased by $5.0 million when compared with the same three-month period of the prior year. The decreased equipment revenue was due to overall unit volume decreases and lower unit selling prices. Service revenue increased in the three month period by $3.1 million when compared with the same period of the prior year due to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues decreased 41% from $209.3 million in the six months ended September 30, 2000 to $122.7 million in the six months ended September 30, 2001. This revenue decrease was primarily due to decreased equipment revenue from the Company's Broadband products of $84.9 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP products also decreased by $8.5 million when compared with the same six-month period of the prior year. The decreased equipment revenue was due to overall unit volume decreases and lower unit selling prices. Service revenue increased in the six month period by $6.8 million when compared with the same period of the prior year due to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue decreased from 19.6% in the three months ended September 30, 2000 to 17.2% in the three months ended September 30, 2001 and decreased from 20.4% in the six months ended September 30, 2000 to 18.4% in the six months ended September 30, 2001. The decreased margins in the three and six month periods ended September 30, 2001 were primarily due to an excess and obsolete inventory charge recorded in the three months ended September 30, 2001. The excess and obsolete inventory charge was related to products and projects that were discontinued as part of the August 2001 realignment of the Company. These decreases were offset in part by increased margin dollars generated by the Company's Conference Plus, Inc. subsidiary.

Sales and Marketing. Sales and marketing expenses decreased 24.5%, or $1.6 million, to $4.8 million in the three months ended September 30, 2001 and decreased 26.4%, or $3.8 million, to $10.7 million in the six months ended September 30, 2001 when compared to the same period last year. The decrease in sales and marketing expenses during the three and six month periods was primarily due to staff reductions and spending cuts during fiscal year 2002 and decreased shipping charges to customers associated with the decrease in sales. Sales and marketing expenses increased as a percentage of revenues from 6.0% in the three months ended September 30, 2000 to 8.1% in the three months ended September 30, 2001. Sales and marketing expenses also increased as a percentage of revenues from 7.0% in the six months ended September 30, 2000 to 8.7% in the six months ended September 30, 2001. The reduced revenue in the fiscal 2002 periods was the primary cause of these percentage increases. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 21.0%, or $1.6 million, to $5.9 million in the three months ended September 30, 2001 and decreased 6.8%, or $1.0 million, to $13.9 million in the six months ended September 30, 2001 when compared to the same period last year. The decrease in research and development expenses during the three and six month periods was primarily due to staff reductions and spending cuts during fiscal year 2002. Research and development expenses increased as a percentage of revenues from 7.1% in the three months ended September 30, 2000 to 10.0% in the three months ended September 30, 2001. Research and development expenses also increased as a percentage of revenues from 7.1% in the six months ended September 30, 2000 to 11.3% in the six months ended September 30, 2001. The reduced revenue in the fiscal 2002 periods was the primary cause of these percentage increases. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 5.1%, from $6.5 million in the three months ended September 30, 2000 to $6.2 million in the three months ended September 30, 2001. General and administrative expenses decreased 2.6%, from $12.2 million in the six months ended September 30, 2000 to $11.9 million in the six months ended September 30, 2001. General and administrative expenses increased as a percentage of revenues from 6.2% in the three months ended September 30, 2000 to 10.4% in the three months ended September 30, 2001. General and administrative expenses increased as a percentage of revenues from 5.8% in the six months ended September 30, 2000 to 9.7% in the six months ended September 30, 2001. The reduced revenue in the fiscal 2002 periods was the primary cause of these increases.

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

Other (income) expense, net. Other (income) expense, net decreased from a loss of $105,000 in the three months ended September 30, 2000 to a loss of $16,000 in the three months ended September 30, 2001 and decreased from income of $64,000 in the six months ended September 30, 2000 to a loss of $273,000 in the six months ended September 30, 2001. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains or losses on intercompany balances denominated in foreign currency. The expense for the fiscal 2002 periods was primarily due to the recognition of foreign currency gains/loss on intercompany balances.

Interest expense. Interest expense increased from $331,000 in the three months ended September 30, 2000 to $1.2 million in the three months ended September 30, 2001 and increased from $450,000 in the six months ended September 30, 2000 to $2.6 million in the six months ended September 30, 2001. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt. The increase is due to larger outstanding debt obligations.

Income taxes. There was no benefit for income taxes recorded for either the three or the six month periods ended September 30, 2000 and 2001. The Company provided valuation reserves for the entire benefit generated during the three and six month periods ended September 30, 2001 of $3.9 million and $7.4 million, respectively, since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had $1.9 million in cash. As of September 30, 2001, the Company had $20.4 million outstanding under its secured revolving promissory note facility and approximately $12.6 million available under its secured revolving promissory note facility.

         On June 29, 2001, the Company amended the revolving credit facility, resulting in an asset-based, revolving lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $9.0 million and 70% of the guarantee described below. The $9.0 million inventory limitation is reduced by $100,000 on August 1, 2001, and shall be reduced by an additional $100,000 on the first day of each month thereafter. The Company was eligible to borrow an additional $12.6 million under this facility as of September 30, 2001. The facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed by trusts for the benefit of Robert C. Penny III and other Penny family members and is supported by their brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company has granted these stockholders warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Any future equity financing will also reduce dollar for dollar the amount of the guaranty. Borrowings under this revolving credit facility provide for the interest to be paid by the Company at prime plus 1%.

         The amended secured revolving credit facility required, among other things maintenance of a minimum tangible net worth and target EBITDA. The Company's failure to meet these quarterly financial covenants would allow the lenders to demand repayment of all amounts outstanding under the credit facility. The Company was not in compliance with target EBITDA and the interest coverage ratio at September 30, 2001 however, the Company and its lenders have entered into an amendment and waiver under which the covenant violations discussed above were waived.

         The Company's operating activities generated cash of $7.7 million in the six months ended September 30, 2001. This resulted primarily from a loss from continuing operations of $11.7 million (excluding depreciation and amortization) offset by increased working capital. Working capital was affected primarily by decreases in inventory and offset in part by a decrease in accounts payable and accrued expenses. In the third fiscal quarter of fiscal 2002, the Company expects to record a $1 million charge resulting from the settlement of litigation.

         Capital expenditures for the six-month period ended September 30, 2001 were approximately $6.5 million, of which $900,000 was funded by a capital lease. The Company expects to spend approximately $5.6 million for the remainder of fiscal year 2002 related primarily for machinery, computer and research equipment purchases.

         At September 30, 2001, the Company's principle sources of liquidity were $1.9 million of cash and the secured revolving promissory note facility under which the Company was eligible to borrow up to an additional $12.6 million based upon receivables and inventory levels. To meet the Company's cash needs for fiscal year 2002 the Company is exploring various alternatives including equity or subordinated debt offerings.

         The Company had a deferred tax asset of approximately $79.4 million at September 30, 2001. This deferred tax asset relates to (i) tax credit carryforwards of approximately $4.8 million, (ii) a net operating loss carryforward tax benefit of approximately $54.2 million and (iii) temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. Of such tax credit carryforwards, the first $243,000 of credits expire in 2008 and $722,000 of credits may be carried forward indefinitely. The net operating loss carryforward begins to expire in 2012.

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

         As of September 30, 2001, the net balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $29,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2001, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.50% to approximately 7.15%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $210,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2001. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LITIGATION
------------------

         Westell Technologies, Inc. and certain of its officers and directors have been named in the following class actions:

1. Schumaster v. Westell Technologies, Inc., et al., No. 00C7991 (filed December 26, 2000);
2. Barton v. Westell Technologies, Inc., et al., No. 00C7765 (filed December 12, 2000);
3. Hoffman v. Westell Technologies, Inc., et al., No. 00C7624 (filed December 4, 2000);
4. PAS Mgmt. & Consulting Serv., Inc. v. Westell Technologies, Inc., et al., No. 00C7605 (filed December 4, 2000);
5. Abdelnour v. Westell Technologies, Inc., et al., No. 00C7308 (filed November 20, 2000);
6. Feinstein v. Westell Technologies, Inc., et al., No. 00C7247 (filed November 16, 2000);
7. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000);
8. Greif v. Westell Technologies, Inc., et al., No. 00 C 7046 (filed November 8, 2000);
9. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);
10. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000); and
11. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27, 2000).

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

         On January 11, 2001 Judge George W. Lindbergh of the federal district court for the Northern District of Illinois consolidated these cases into one lawsuit, captioned In re Westell Technologies, Inc., No 00 C 6735 (filed February 1, 2001). On November 8, 2001, the Court entered a pretrial scheduling order which sets forth dates for the close of discovery and the filing of dispositive motions.

         Certain of its Westell Technologies, Inc.'s officers and directors have been named in the following derivative actions:

1. The Ceyda Foundation Trust v. Ziontz, et al, No. 01C2826 (filed April 20, 2001);
2.       Vukovich v. Zionts, et al., No. 18647 (filed January 26, 2001); and
3.       Dollens v. Zionts, et al., No. 18533 NC (filed December 4, 2000).

On November 8, 2001, these cases were consolidated in the United District Court for the Northern District of Illinois. Each case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and beached their fiduciary duties to Westell Technology, Inc.'s shareholders. Each case allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaints, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees, and other costs. The Court has stayed all discovery until a lead plaintiff's counsel has been selected and the filing of a consolidated complaint by such counsel.

         On May 31, 2001, Westell's officers and directors were also named in a derivative action filed in the Circuit Court of Kane County, Illinois: Rothchild
v. Zionts, et al., No. 01LK259. Based on essentially the same allegations in the lawsuits described above, the plaintiff alleges that the defendants beached their fiduciary duties to Westell's shareholders, wasted corporate assets and grossly mismanaged the business affairs of Westell. Plaintiff seeks the damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, including punitive damages, as well as reasonable attorneys' fees and expert fees. Plaintiff's counsel informed defendants' counsel that plaintiff intends to dismiss his case without prejudice and join in the Ceyda/Dollens/Vukovich consolidated derivative actions.

         In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings could have a material effect on the Company's financial position.

         The Company has been named as a defendant in Celsian Technologies, Inc.
v. Westell, Inc., Case No. 01 CC 03977, Superior Court of the State of California, County of Orange, which was filed March 23, 2001. The complaint alleges nonpayment for delivered goods and seeks $13,400,000 in damages. The Company removed this case to federal court on April 30, 2001, where it is now pending in the United States District Court for the Central District of California as Case No. 01-3878 FMC. On May 29, 2001, Westell answered Celsian's complaint and filed a counterclaim against Celsian for breach of contract and breach of express and implied warranties. Celsian answered Westell's counterclaim and filed a third party claim against Pac Tec, a division of La France Corporation. At a status conference held on September 10, 2001, the Court set various discovery and pretrial deadlines and scheduled the trial for December 3, 2002.

         We are currently reviewing the Celsian complaints. However, we cannot guarantee that we will be meritorious in any of the lawsuits described above and a verdict against us in any of the lawsuits could materially adversely affect our business and operating results.

         Westell has settled litigation with Alcatel Microelectronics, N.V. PacTec, a division of La France corporation and Virata Corporation that has been disclosed in Westell's previous SEC filings. Westell estimates that a one-time charge to earnings of $1 million will result from these settlements.

ITEM 4. OTHER EVENTS
--------------------

         None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


     10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc., an Delaware corporation, and Teltrend, Inc., a Delaware corporation.

     10.23 Severance Agreement date June 28,2001, by and between Westell, Inc., an Illinois corporation, and E. Van Cullens.

     10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                   (Registrant)

DATE: November 14, 2001
                                              By: E. VAN CULLENS
                                                  ---------------------
                                                  E. VAN CULLENS
                                                  Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                  ---------------------
                                                  NICHOLAS C. HINDMAN
                                                  Chief Financial Officer