Form 10-Q
period 2001-12-31
WESTELL TECHNOLOGIES INC
filed 2002-02-14
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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


Class A Common Stock, $0.01 Par Value - 45,859,397 shares at February 4, 2002 Class B Common Stock, $0.01 Par Value - 19,014,867 shares at February 4, 2002

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                        --------

      Item 1. Financial Statements

               Condensed Consolidated Balance Sheets                           3
               - As of March 31, 2001 and December 31, 2001 (unaudited)

               Condensed Consolidated Statements of Operations (unaudited)     4
               - Three months ended December 31, 2000 and 2001
               - Nine months ended December 31, 2000 and 2001

               Condensed Consolidated Statements of Cash Flows (unaudited)     5
               - Nine months ended December 31, 2000 and 2001

               Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                      6

      Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     9

      Item 3. Quantitative and Qualitative Disclosures about Market Risks     13

PART II OTHER INFORMATION

      Item 1. Litigation                                                      14
      Item 4. Other events                                                    15

      Item 5. Exhibits and Reports on Form 8-K                                15

SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              March 31,         December 31,
                                                                                2001                2001
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................                $405              $6,228
  Accounts receivable (net of allowance of $1,363,000 and $1,727,000,
  respectively).......................................................              34,906              33,239
  Inventories.........................................................              73,068              34,654
  Prepaid expenses and other current assets...........................               2,124               2,194
  Deferred income tax asset...........................................              10,500              10,150
  Land and building held for sale.....................................               2,980               2,087
                                                                           ----------------    ----------------
      Total current assets............................................             123,983              88,552
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,077              46,184
  Office, computer and research equipment.............................              29,847              31,134
  Leasehold improvements..............................................               6,032               7,815
                                                                           ----------------    ----------------
                                                                                    77,956              85,133
  Less accumulated depreciation and amortization......................              41,726              52,710
                                                                           ----------------   ----------------
   Property and equipment, net........................................              36,230              32,423
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................             139,373              25,014
Deferred income tax asset and other assets............................              15,553              15,725
                                                                           ----------------    ----------------
      Total assets....................................................           $ 315,139            $161,714
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $57,577             $36,526
  Accrued expenses....................................................              22,838              21,184
  Notes payable.......................................................                   -              26,226
  Accrued compensation................................................               4,687               4,417
  Current portion of long-term debt...................................                 103                 508
                                                                           ----------------    ----------------
   Total current liabilities..........................................              85,205              88,861
                                                                           ----------------    ----------------
Long-term debt........................................................              28,451                 821
                                                                           ----------------    ----------------
Other long-term liabilities...........................................               3,658               3,939
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 425                 459
  Authorized - 85,000,000 shares
  Issued and outstanding - 42,472,781 shares at March 31, 2001 and 45,877,397 shares at December 31, 2001
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2001 and December 31,
   2001 including treasury shares of 8,100 at December
31,         2001
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                 854                 877
Additional paid-in capital............................................             357,684             363,642
Accumulated other comprehensive loss..................................                (34)                (12)
Accumulated deficit...................................................           (161,294)           (297,063)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................             197,825              68,093
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 315,139           $ 161,714
                                                                           ================    ================


         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                 Nine Months Ended
                                                        December 31,                       December 31,
                                                -----------------------------      -----------------------------
                                                   2000             2001              2000             2001
                                                ------------    -------------      ------------    -------------
                                                                          (unaudited)
                                                             (in thousands, except per share data)

Equipment sales...............................     $ 69,465         $ 55,207         $ 259,460        $ 151,734
Services......................................       10,406           11,805            29,756           37,998
                                                ------------    -------------      ------------    -------------
  Total revenues..............................       79,871           67,012           289,216          189,732

Cost of equipment sales.......................       61,237           47,971           216,069          131,714
Cost of services..............................        6,321            5,655            18,071           22,109
                                                ------------    -------------      ------------    -------------
  Total cost of goods sold....................       67,558           53,626           234,140          153,823
                                                ------------    -------------      ------------    -------------

   Gross margin...............................       12,313           13,386            55,076           35,909
Operating expenses:
  Sales and marketing.........................        8,381            4,740            22,942           15,460
  Research and development....................        8,655            3,543            23,602           17,469
  General and administrative..................        5,928            5,555            18,131           17,441
  Restructuring...............................           --               --                --            2,200
  Goodwill write-down.........................           --           90,500                --           90,500
  Goodwill amortization.......................        7,958            7,953            23,874           23,859
                                                ------------    -------------      ------------    -------------
    Total operating expenses..................       30,922          112,291            88,549          166,929
                                                ------------    -------------      ------------    -------------
Operating loss................................     (18,609)         (98,905)          (33,473)        (131,020)

Other (income) expense, net...................        (104)              259             (168)              532
Interest expense..............................        1,073            1,650             1,523            4,217
                                                ------------    -------------      ------------    -------------
Loss before tax benefit.......................     (19,578)        (100,814)          (34,828)        (135,769)
Benefit for income taxes......................           --               --                --               --
                                                ------------    -------------      ------------    -------------
Loss before cumulative effect of change in
accounting principle..........................     (19,578)        (100,814)          (34,828)        (135,769)
Cumulative effect of change in accounting
principle.....................................           --               --               400               --
                                                ------------    -------------      ------------    -------------
Net loss......................................   $ (19,578)     $ (100,814)         $ (35,228)      $ (135,769)
                                                ============    =============      ============    =============

Net loss per basic and diluted common share...     $ (0.32)         $ (1.55)          $ (0.58)         $ (2.12)
                                                ============    =============      ============    =============
  Weighted average number of basic and diluted
  common shares outstanding...................      61,427           64,887            60,697           64,125
                                                ============    =============      ============    =============





         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            2000                     2001
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net loss...........................................................    $       (35,228)        $      (135,769)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....................................              32,757                  34,910
  Goodwill write down..............................................                  --                  90,500
  Deferred compensation............................................                  99                      24
  Non-cash interest expense on debentures..........................                 135                      --
  Loss on sale of fixed assets.....................................                  --                     204
Changes in assets and liabilities:
  Accounts receivable..............................................            (10,584)                   1,688
  Inventory........................................................            (68,263)                  38,413
  Prepaid expenses and deposits....................................             (1,833)                    (69)
  Accounts payable and accrued expenses............................              44,425                (20,777)
  Restructuring accrual............................................             (1,378)                 (1,648)
  Refundable and deferred income taxes.............................                 187                     350
  Accrued compensation.............................................                 545                    (269)
                                                                       -----------------       -----------------
     Net cash (used in) provided by operating activities...........            (39,138)                   7,557
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................            (18,015)                 (7,503)
  Proceeds from sale of land, building and equipment...............                 172                     948
  Decrease (increase) in other assets..............................                 439                   (172)
  Decrease in short term investments...............................               1,951                   --
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................            (15,453)                 (6,727)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......              44,598                 (2,174)
  (Repayment) borrowing of long-term debt and leases payable.......             (2,750)                   1,175
  Purchase of treasury stock.......................................                  --                     (8)
  Proceeds from the issuance of common stock.......................               5,860                   6,000
                                                                       -----------------       -----------------
     Net cash provided by  financing activities....................              47,708                   4,993
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                (29)                   --
     Net (decrease) increase in cash...............................             (6,912)                   5,823
Cash and cash equivalents, beginning of period.....................              27,258                     405
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $         20,346        $          6,228
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 2001, and for all periods presented. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 ("fiscal year 2002").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended December 31, 2000, and 2001, and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized restructuring charges of $1.7 million and $2.2 million in the three months ended March 31, 2001 and September 30, 2001, respectively. These charges were for personnel, legal, and other related costs. The March 31, 2001 restructuring was to achieve cost reductions and was focused primarily on the sales and marketing functions. The September 30, 2001 restructuring was to refocus the Company's business strategy and streamline the organization and was focused primarily on engineering and marketing functions. Included in the accrued restructuring balance as of March 31, 2001, is $1.3 million of restructuring charges related to the Teltrend acquisition. As of December 31, 2001, the Company has paid approximately $3.8 million of these accrued costs.

         The Company's restructuring balances and their utilization are presented in the following table:


                                                          Utilized
                                Balance     Charged           thru       Balance
 (in thousands)               March 31,   September   December 31,  December 31,
                                   2001        2001           2001          2001
--------------------------------------------------------------------------------
Employee Costs...........       $ 2,602      $2,000         $3,705         $ 897
Outplacement & Other Costs          395         200            143           452
--------------------------------------------------------------------------------
Total....................       $ 2,997      $2,200         $3,848       $ 1,349
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine-month periods ended December 31, 2000 and 2001, are as follows:

                                            Telecom        Telecom
 (In thousands)                            Equipment      Services        Total
                                         ------------   ------------    --------
Three months ended December 31, 2000
      Revenues..........................    $69,465       $ 10,406      $ 79,871
      Operating income (loss) ..........   (20,526)          1,917      (18,609)
      Depreciation and amortization.....     10,846            905        11,751
      Total assets......................    377,489         21,210       398,699

Three months ended December 31, 2001
      Revenues..........................    $55,207       $ 11,805      $ 67,012
      Operating income (loss) (1).......  (101,858)          2,953      (98,905)
      Depreciation and amortization.....     10,534          1,159        11,693
      Total assets......................    138,541         23,173       161,714

Nine months ended December 31, 2000
      Revenues..........................   $259,460        $29,756     $ 289,216
      Operating income (loss)...........   (38,880)          5,407      (33,473)
      Depreciation and amortization.....     30,633          2,468        33,101
      Total assets......................    377,489         21,210       398,699

Nine months ended December 31, 2001
      Revenues..........................    151,734         37,998       189,732
      Operating income (loss) (1).......  (138,269)          7,249     (131,020)
      Depreciation and amortization.....     31,656          3,254        34,910
      Total assets......................    138,541         23,173       161,714

      (1) Operating income includes a $1.2 million benefit was recorded in the period that related to resolution of a disputed expense in the telecom services segment.


Reconciliation of Operating loss from continuing operations for the reportable segments to Loss from continuing operations before tax benefit or cumulative effect of accounting change:

                                    Three months ended       Nine months ended
                                       December 31,            December 31,
                                    2000         2001        2000         2001
                                 ----------   ---------  ----------   ---------
(In thousands)
Operating loss ................  $ (18,609)  $ (98,905)  $ (33,473)  $ (131,020)
Other (income) expense, net....       (104)        259       (168)         532
Interest expense...............     1,073        1,650      1,523        4,217
                                  ---------  ----------  ----------  -----------
Loss before tax benefit........  $ (19,578) $ (100,814)  $ (34,828)  $ (135,769)
                                   ========   =========  ==========  ===========

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company plans to adopt these new standards on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase of net income of approximately $25.5 million ($0.40 per share). During fiscal 2003 the Company will perform the first of the required impairment tests as of April 1, 2002 and has not yet determined the effect that these tests will have on the earnings and financial position of the Company.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment - Disposal of Long Lived Assets. The Company will adopt these standards on April 1, 2002. The Company doesn't expect that the adoption of these statements will have a material effect on the Company's financial statements.

NOTE 6.  COMPREHENSIVE INCOME:

         The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:


                                                      Three months ended               Nine months ended
                                                         December 31,                     December 31,
                                                 -----------------------------     -----------------------------
(in thousands)                                        2000            2001             2000             2001
                                                 ------------    -------------     ------------     ------------
Net loss......................................     $(19,578)       $(100,814)        $(35,228)       $(135,769)
Other comprehensive income (loss)
   Foreign currency translation adjustment....          (45)               17            (207)          22
                                                  ------------   -------------     ------------     ------------
 Comprehensive loss...........................     $(19,623)       $(100,797)        $(35,435)       $(135,747)


NOTE 7. INVENTORIES:

         The components of inventories are as follows:

                                                  March 31,         December 31,
(in thousands)                                      2001               2001
                                                 --------------     ------------
Raw material .................................        $ 47,989         $ 29,319
Work in process...............................              26              147
Finished goods................................          51,153           20,233
Reserve for excess and obsolete inventory
and net realizable value......................        (26,100)         (15,045)
                                                 --------------     ------------
                                                      $ 73,068         $ 34,654
                                                 ==============     ============

NOTE 8. GOODWILL WRITE DOWN:

         Due to the restructuring the Company implemented, along with current and expected market conditions in the T-1 line repeater and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed an evaluation of the fair value of the Teltrend long-lived assets (including goodwill) during the quarter ended December 31, 2001 and reported a $90.5 million non-cash charge to reduce the carrying value of these assets to their estimated fair value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

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

         Below is a table that compares equipment and service revenues for the three and nine month periods ended December 31, 2000 with the three and nine-month periods ended December 31, 2001 by business unit.

                            Three Months ended             Nine months ended
                                December 31,                   December 31,
                          --------------------------   -------------------------
(in thousands)                   2000          2001          2000          2001
                          ------------  ------------   -----------  ------------
TAP....................       $30,117      $ 20,198       $88,835       $70,370
Broadband..............        39,348        35,009       170,625        81,364
                          ------------  ------------   -----------  ------------
Total equipment........        69,465        55,207       259,460       151,734

Services...............        10,406        11,805        29,756        37,998
                          ------------  ------------   -----------  ------------

Total revenues.........      $ 79,871      $ 67,012      $289,216      $189,732
                          ============  ============   ===========  ============

         Westell's net revenues decreased 16% and 34% in the three and nine-month periods ended December 31, 2001, respectively, when compared to the comparable prior year periods. The decreased revenue was due to a decrease in equipment revenue offset in part by increased service revenue for the three and nine month periods. The reduction in equipment revenue was primarily due to the decreased sales of the Company's products. The increased service revenue is a result of increased teleconference call minutes.

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

RESULTS OF OPERATIONS - Periods ended December 31, 2001 compared to periods ended December 31, 2000

Revenues. The Company's revenues decreased 16.1% from $79.9 million in the three months ended December 31, 2000 to $67.0 million in the three months ended December 31, 2001. This revenue decrease was primarily due to decreased equipment revenue from the Company's TAP products of $9.9 million when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products also decreased by $4.3 million when compared with the same three-month period of the prior year. The decreased equipment revenue was due to overall unit volume decreases and lower unit selling prices. Service revenue increased in the three month period by $1.4 million when compared with the same period of the prior year due to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues decreased 34.4% from $289.2 million in the nine months ended December 31, 2000 to $189.7 million in the nine months ended December 31, 2001. This revenue decrease was primarily due to decreased equipment revenue from the Company's Broadband products of $89.3 million when compared with the same period of the prior year. Equipment revenue from the Company's TAP products also decreased by $18.5 million when compared with the same nine-month period of the prior year. The decreased equipment revenue was due to overall unit volume decreases and lower unit selling prices. Service revenue increased in the nine month period by $8.2 million when compared with the same period of the prior year due to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue increased from 15.4% in the three months ended December 31, 2000 to 20.0% in the three months ended December 31, 2001 and decreased from 19.0% in the nine months ended December 31, 2000 to 18.9% in the nine months ended December 31, 2001. The increased margins in the three month period ended December 31, 2001 was primarily due to improved material costs on Broadband products as well as a $1.2 million benefit recorded in the period that related to resolution of a disputed expense in the Conference Plus Inc subsidiary. The decreased margin in the nine month period ended December 31, 2001 was primarily due to an excess and obsolete inventory charge recorded in the three months ended September 30, 2001. The excess and obsolete inventory charge was related to products and projects that were discontinued as part of the August 2001 realignment of the Company. These decreases were offset in part by increased margin dollars generated by the Company's Conference Plus, Inc. subsidiary.

Sales and Marketing. Sales and marketing expenses decreased 43.4%, or $3.6 million, to $4.7 million in the three months ended December 31, 2001 and decreased 32.6%, or $7.5 million, to $15.5 million in the nine months ended December 31, 2001 when compared to the same periods last year. The decrease in sales and marketing expenses during the three and nine month periods was primarily due to staff reductions and spending cuts during fiscal year 2002 and decreased shipping charges to customers associated with the decrease in sales. Sales and marketing expenses decreased as a percentage of revenues from 10.5% in the three months ended December 31, 2000 to 7.1% in the three months ended December 31, 2001. Sales and marketing expenses increased as a percentage of revenues from 7.9% in the nine months ended December 31, 2000 to 8.1% in the nine months ended December 31, 2001. The reduced revenue in the fiscal 2002 period was the primary cause of this percentage increase. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 59.1%, or $5.1 million, to $3.5 million in the three months ended December 31, 2001 and decreased 26.0%, or $6.1 million, to $17.5 million in the nine months ended December 31, 2001 when compared to the same period last year. The decrease in research and development expenses during the three and nine month periods was primarily due to $750,000 and $1 million received from customers to fund engineering projects as well as staff reductions and spending cuts during fiscal year 2002. Research and development expenses decreased as a percentage of revenues from 10.8% in the three months ended December 31, 2000 to 5.3% in the three months ended December 31, 2001. Research and development expenses increased as a percentage of revenues from 8.2% in the nine months ended December 31, 2000 to 9.2% in the nine months ended December 31, 2001. The reduced revenue and customer funding offset in the fiscal 2002 period was the primary cause of this percentage increase. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 6.3%, from $5.9 million in the three months ended December 31, 2000 to $5.6 million in the three months ended December 31, 2001. General and administrative expenses decreased 3.9%, from $18.1 million in the nine months ended December 31, 2000 to $17.4 million in the nine months ended December 31, 2001. General and administrative expenses increased as a percentage of revenues from 7.4% in the three months ended December 31, 2000 to 8.3% in the three months ended December 31, 2001. General and administrative expenses increased as a percentage of revenues from 6.3% in the nine months ended December 31, 2000 to 9.2% in the nine months ended December 31, 2001. The reduced revenue in the fiscal 2002 periods was the primary cause of these percentage increases.

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

Goodwill write down. Due to the restructuring the Company implemented, along with current and expected market conditions in the T-1 line repeater and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed an evaluation of the fair value of the Teltrend long-lived assets (including goodwill) during the quarter ended December 31, 2001 and reported a $90.5 million non-cash charge to reduce the carrying value of these assets to their estimated fair value.

Other (income) expense, net. Other (income) expense, net was income of $104,000 in the three months ended December 31, 2000 compared to a loss of $259,000 in the three months ended December 31, 2001 and was income of $168,000 in the nine months ended December 31, 2000 compared to a loss of $532,000 in the nine months ended December 31, 2001. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains or losses on intercompany balances denominated in foreign currency. The expense for the fiscal 2002 periods was primarily due to the recognition of foreign currency gains/loss on intercompany balances.

Interest expense. Interest expense increased from $1.1 million in the three months ended December 31, 2000 to $1.7 million in the three months ended December 31, 2001 and increased from $1.5 million in the nine months ended December 31, 2000 to $4.2 million in the nine months ended December 31, 2001. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt. The increase is due to larger outstanding debt obligations.

Income taxes. There was no benefit for income taxes recorded for either the three or the nine month periods ended December 31, 2000 and 2001. The Company provided valuation reserves for the entire benefit generated during the three and nine month periods ended December 31, 2001 since the resulting gross deferred tax asset would have exceeded the value of tax planning strategies available to the Company. The Company will evaluate on a quarterly basis it's ability to record a benefit for income taxes in relation to the value of tax planning strategies available in relation to the resulting gross deferred asset.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had $6.2 million in cash and $26.2 million outstanding under its secured revolving credit facility and approximately $8.8 million available under the secured revolving credit facility.

         On June 29, 2001, the Company amended the revolving credit facility, resulting in an asset-based, revolving lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $9.0 million and 70% of the guarantee described below. The $9.0 million inventory limitation is reduced by $100,000 on August 1, 2001, and shall be reduced by an additional $100,000 on the first day of each month thereafter. The Company was eligible to borrow an additional $8.8 million under this facility as of December 31, 2001. The facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed by trusts for the benefit of Robert C. Penny III and other Penny family members and is supported by their brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company has granted these stockholders warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Any future equity financing will also reduce dollar for dollar the amount of the guaranty. Borrowings under this revolving credit facility provide for the interest to be paid by the Company at prime plus 1%.

         The amended secured revolving credit facility requires, among other things maintenance of a minimum tangible net worth and target EBITDA. The Company's failure to meet these quarterly financial covenants would allow the lenders to demand repayment of all amounts outstanding under the credit facility. The Company is currently in compliance with all such covenants.

         The Company's operating activities generated cash of $7.6 million in the nine months ended December 31, 2001. This resulted primarily from a loss from continuing operations of $10.4 million (excluding depreciation, goodwill impairment and amortization) offset by decreased working capital. Working capital was affected primarily by a decrease in inventory and offset in part by an increase in accounts payable and accrued expenses.

         Capital expenditures for the nine-month period ended December 31, 2001 were approximately $7.5 million, of which $1.4 million was funded by a capital lease. The Company expects to spend approximately $2.5 million for the remainder of fiscal year 2002 primarily for machinery, computer and research equipment purchases.

         At December 31, 2001, the Company's principle sources of liquidity were $6.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $8.8 million based upon receivables and inventory levels. To meet the Company's cash needs for fiscal year 2003 the Company is exploring various alternatives including equity or subordinated debt offerings.

         The Company had a deferred tax asset of approximately $80.5 million at December 31, 2001. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 1999, 2000 and 2001 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. A portion of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.


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

         As of December 31, 2001, the net balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $12,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2001, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.50% to approximately 7.15%) of the average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $375,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2001. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LITIGATION
------------------

         Westell Technologies, Inc. and certain of its officers and directors have been named in the following class actions:

1. Bergh v. Westell Technologies, Inc., et al., No. 00 C 6735 (filed October 27, 2000);
2. Llanes v. Westell Technologies, Inc., et al., No. 00 C 6780 (filed October 30, 2000);
3. Lefkowitz v. Westell Technologies, Inc., et al., No. 00 C 6881 (filed November 2, 2000);
4. Seplow v. Westell Technologies, Inc., et al., No. 00 C 7019 (filed November 7, 2000);
5. Greif v. Westell Technologies, Inc., et al., No. 00 C 7046 (filed November 8, 2000);
6. Feinstein v. Westell Technologies, Inc., et al., No. 00C7247 (filed November 16, 2000);
7. Abdelnour v. Westell Technologies, Inc., et al., No. 00C7308 (filed November 20, 2000);
8. PAS Mgmt. & Consulting Serv., Inc. v. Westell Technologies, Inc., et al., No. 00C7605 (filed December 4, 2000);
9. Hoffman v. Westell Technologies, Inc., et al., No. 00C7624 (filed December 4, 2000);
10. Barton v. Westell Technologies, Inc., et al., No. 00C7765 (filed December 12, 2000); and
 1. Schumaster v. Westell Technologies, Inc., et al., No. 00C7991 (filed December 26, 2000);

Each of these cases was filed in the United States District Court for the Northern District of Illinois and alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock in the second quarter of fiscal 2001. The cases generally allege that the defendants reassured analysts that Westell's sales were on track to meet forecasts for the second quarter of fiscal 2001, when they knew that Westell was experiencing a substantial shortfall in second quarter modem sales due to decreased orders from a major customer. Each of these cases allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs.

         On January 11, 2001, the federal district court for the Northern District of Illinois consolidated these cases into one two-count complaint, captioned In re Westell Technologies, Inc., No 00 C 6735 (filed February 1,
2001). The case is set for trial on November 3, 2003.

         Certain of Westell Technologies, Inc.'s officers and directors have been named in the following derivative actions:

1. The Ceyda Foundation Trust v. Ziontz, et al, No. 01C2826 (filed April 20, 2001);
2.       Vukovich v. Zionts, et al., No. 18647 (filed January 26, 2001);
3.       Dollens v. Zionts, et al., No. 18533 NC (filed December 4, 2000); and
4.       Rothchild v. Zionts, et al., No. 01LK259.

On December 4, 2001, these cases were consolidated in the United District Court for the Northern District of Illinois. Each case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and beached their fiduciary duties to Westell Technology, Inc.'s shareholders. Each case allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaints, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees, and other costs. The Court appointed Dollens and Vukovich as lead plaintiffs. On January 15, 2002, defendants filed a motion to dismiss the consolidated derivative action. There has been no ruling yet on the motion to dismiss. The case is set for trial on November 3, 2003.

         In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings could have a material effect on the Company's financial position.

         The Company has been named as a defendant in Celsian Technologies, Inc.
v. Westell, Inc., Case No. 01 CC 03977, Superior Court of the State of California, County of Orange, which was filed March 23, 2001. The complaint alleges nonpayment for delivered goods and seeks $13,400,000 in damages. The Company removed this case to federal court on April 30, 2001, where it is now pending in the United States District Court for the Central District of California as Case No. 01-3878 FMC. On May 29, 2001, Westell answered Celsian's complaint and filed a counterclaim against Celsian for breach of contract and breach of express and implied warranties. Celsian answered Westell's counterclaim and filed a third party claim against Pac Tec, a division of La France Corporation, which was dismissed on January 15, 2002. At a status conference held on September 10, 2001, the Court set various discovery and pretrial deadlines and scheduled the trial for December 3, 2002.

         We cannot guarantee that we will be meritorious in any of the lawsuits described above. A verdict against us in any of the lawsuits could materially adversely affect our business and operating results.

         Westell has settled litigation with Alcatel Microelectronics, N.V. PacTec, a division of La France corporation and Virata Corporation that has been disclosed in Westell's previous SEC filings. Westell recorded a $700,000 one-time charge to earnings resulting from these settlements.


ITEM 4. OTHER EVENTS
--------------------

         Exhibit 3.1 Amended and Restated Certificate of Incorporation, as amended.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         None.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                              (Registrant)

DATE: February 14, 2002
                                              By: E. VAN CULLENS
                                                 ---------------------
                                                  E. VAN CULLENS
                                                  Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                  NICHOLAS C. HINDMAN
                                                  Chief Financial Officer