Form 10-K
period 2002-03-31
WESTELL TECHNOLOGIES INC
filed 2002-07-16
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002 or

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

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 21, 2002 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $66,805,670. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 21, 2002, 45,907,065 shares of the registrant's Class A Common Stock were outstanding and 19,014,869 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The     following documents are incorporated into this Form 10-K by reference:
        Proxy Statement for 2002 Annual Meeting of Stockholders (Part III).

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained in this Annual Report of Form 10-K (the "Form 10-K") regarding matters that are not historical or that contain the words "believe", "expect", "intend", "anticipate," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "projects," "intends" or the negative of such terms or other comparable terminology or derivatives thereof, are forward looking statements. These statements are only predictions. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors" set forth herein and elsewhere in this Annual Report on Form 10-K. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

         The Company designs, manufactures, markets and services a broad range of digital and analog products used by telephone companies and other telecommunications service providers to deliver broadband services primarily over existing copper telephone wires that connect end users to a telephone company's central office. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network. Westell products and solutions are deployed worldwide, but Westell realizes the majority of its revenues from the North American market.

         Westell is a provider of broadband and digital subscriber line (DSL) technology solutions that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide cost-effective and high-speed services over existing copper infrastructure. In addition, Westell also provides DSL products and solutions for businesses and enterprises such as Internet Service Providers. The Company also designs, develops and sells Telco Access Products (TAP) that monitor and maintain special service circuits in telephone companies' local loops. These special service circuits, such as T-1, are higher speed lines that provide voice and/or data services.

         Westell's 88.3% owned service subsidiary, Conference Plus, Inc. provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 100 companies and serves other customers indirectly through its private reseller program.

THE COMPANY'S PRODUCTS

     Through its four broadband access product lines, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These four product lines include:

o Customer Networking Equipment: Westell Customer Networking Equipment (CNE) products and solutions enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet through the power of broadband xDSL solutions.
o Carrier Transport & Multiplexer: Westell's Carrier Transport and Multiplexer (CTM) products enable our customers to deliver and manage a range of broadband services from the telco central office with interfaces to other carriers such as wireless as well as enterprise customers.
o Carrier Service Access: Westell Carrier Service Access (CSA) products enable telco transmission, maintenance, and troubleshooting of multiple broadband solutions (telco services such as DS1, DS3, HDSL2, HDSL4, DDS and ISDN) from the customer access point to the serving telco central office.

o OSP, Enclosures & Accessories: Westell Outside Plant (OSP) products and solutions focus on facilities equipment linking the telco's central office to the communications subscriber through various transmission technologies, such as analog, digital data, traditional repeatered T1, HDSL, HDSL2, and HDSL4.

         The Company reports results from these four product lines by two main groups; Broadband Products and Telco Access Products ("TAP"). Broadband products include CNE and CTM product lines and TAP products include CSA and OSP product lines. The prices for the products within each market group varies based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects. The following table sets forth the revenues from Westell's two product groups for the fiscal years indicated (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K):

                                                                                  Fiscal Year Ended March 31,
                                                                                  ------------------------------
                                                                                   2000       2001        2002
                                                                                   ----       ----        ----
                                                                                           (In thousands)
Broadband products.........................................................     $ 37,960   $198,660     $105,011
TAP products...............................................................       52,225    120,834       86,291

Broadband products % of total revenues.....................................        31.4%      55.0%        43.8%
TAP products % of total revenues...........................................        43.1%      33.4%        35.9%


         Broadband Products. Westell's Broadband products allow the transport of high-speed data over the local loop and enable telecommunications companies to provide cost-effective and high-speed services over existing copper infrastructure.

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

The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and equipment at the users location referred to as customer premise equipment (CPE). The DSLAM is a piece of equipment that typically resides in the telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high-speed line back to its core or central network. As network service providers begin deploying DSL based services the need for DSL line concentration at the central offices increases. The CPE is typically a small device enabling DSL services that sits on a desktop next to a personal computer.

 The following table sets forth a representative list of the Company's Broadband products and their applications:


Product                   Description                                         Applications
-------                   -----------                                         ------------

WireSpeed(TM)ADSL Bridge  Asymmetrical Digital Subscriber Line (ADSL)         Enables a residential customer of ADSL
Modem                     customer premise equipment that is connected to a   service to connect a home PC to the
.......................    corresponding ADSL device in the service            ADSL service with a 10/100BT Ethernet
.......................    providers' central office. Users can achieve        connection.
.......................    speeds of up to 8 megabits per second downstream
.......................    and up to 1 megabit per second upstream.
.......................    Westell's WireSpeed Bridge ADSL Modem provides a
.......................    10/100BT Ethernet connection to the residential
.......................    home PC.

WireSpeedTM  ADSLCombo    Westell's WireSpeed Combo ADSL Modem provide a      Enable a residential customer of ADSL
Modem.................    10/100BT Ethernet connection and/or a USB           service to connect home PC's to the
.......................    connection to the residential home PC.              ADSL service by using the 10/100BT
.......................                                                        Ethernet port and/or the USB port.

WireSpeedTM  DSL Gateway  Westell's Data Gateway is a broadband high-speed    Enables residential, small office home
.......................    xDSL (ADSL and G.SHDSL) multi-user data platform    office (SOHO) and small businesses to
.......................    for residential, small office home office (SOHO)    network their broadband ADSL/G.SHDSL
.......................    and small businesses. The product offers 4 port     service to multiple PC's and other
.......................    10/100BT, a USB port HPNA and is 802.11b wireless   computing devices together.
                          ready.

WireSpeedTM  ADSL NAT     Westell's WireSpeed ADSL NAT Router offers 4 port   Enables residential and SOHO to
Router................    10/100BT NAT Router with NAT based firewall for     network they're broadband ADSL service
.......................    residential and SOHO.                               to multiple PC's and other computing
.......................                                                        devices via a 4 port 10/100BT Ethernet
.......................                                                        interface.


         TAP Products. Provide telephone companies with cost-effective solutions to transport, maintain and improve the reliability of high-speed services over copper and fiber lines in the local access network. The following table sets forth a representative list of the Company's products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------

HDSL2 transmission products  HDSL2 plug-in units provide                    Providing T1 circuits between Telco
.......................       single-cable-pair T1 circuits between  the     locations (CO, CEV, fiber-hut) and their
.......................       Telco and their T1 customer                    customers' premise.  Utilizes one pair
.......................                                                      of "last-mile" copper cable to
                                                                            cost-effectively set up the T1 line.

HDSL4 transmission products  HDSL4 plug-in units provide 2-cable-pair T1    Providing extended T1 circuits between
.......................       circuits between the Telco and their T1        Telco locations (CO, CEV, fiber-hut) and
.......................       customer for long distance circuits.           their customer premise.  This specific
.......................                                                      application focuses on distances that
.......................                                                      HDSL2 cannot reach.  Utilizes two pair
.......................                                                      of "last-mile" copper cable and
.......................                                                      specialized HDSL4 technology to cost
                                                                            effectively set up a T1 line.

Stiletto(TM).............    xDSL transmission system designed to offer     DS1 and SDSL services for businesses.
.......................       the service providers the most economical
.......................       service delivery currently available.
.......................       Service provider savings will be in terms of
.......................       both CapEx and OpEx.

NIU-PM (Network Interface    Network Interface Unit with Performance        Facilitates the maintenance and
Unit-Performance             Monitoring that stores circuit performance     performance monitoring of T-1
Monitoring)...........       and maintenance information for a single T1    facilities.  Provides a "demarcation
                             circuit.                                       point" between the Telco equipment and
                                                                            the customer's equipment.

MegaJack(TM)(Network         DS3 Network Interface Unit.  An electronic     Facilitates the maintenance and
Interface Unit).......       module located in the phone companies'         monitoring of DS3 transmission. Provides
.......................       central office or at a DS3 customer's          a "demarcation point" between the Telco
.......................       premise that provides maintenance              equipment and the customer's equipment.
.......................       capabilities for telephone lines providing
.......................       DS3 transmission.

Op-T-Span(TM)............    Fiber optic transmission device designed to    Most often used to provide service to
.......................       protect telephone company equipment and        wireless service providers and utility
.......................       employees operating in high voltage            companies whose sites are in high
.......................       environments.                                  voltage areas.

SmartLink(TM)............    Automatic protection system for up to 8 DS1    SmartLink provides a high-speed backup
.......................       lines.  SmartLink protects all DS1             for any critical DS1 circuits.
.......................       transmission technologies.                     SmartLink is often deployed to protect
.......................                                                      DS1 circuits serving financial
.......................                                                      institutions, customer service centers
                                                                            and wireless service providers.

NCTE Mountings &             Indoor and outdoor mechanical shelves and      Provides installation of end user
Enclosures (NCTE = Network   enclosures used to house Westell's and other   electronics.
Channel Terminating          companies' traditional and higher speed
Equipment)............       modules.


RESEARCH AND DEVELOPMENT CAPABILITIES AND ENGINEERING BASE

         The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Westell works closely with its current and potential customers as part of the product development process.

         In fiscal 2000 and 2002, the Company received $6.7 and $2.0 million, respectively from customers to fund engineering projects, which was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2001.

         The Company's engineering is conducted in accordance with ISO 9001, which is the international standard for quality management systems for design, manufacturing and service. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a highly valued, superior quality provider, without compromising functionality or serviceability.

         The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. Westell's products are designed in conjunction with input from procurement and manufacturing personnel to optimize the opportunity to achieve the lowest cost positions. The Company's strong quality record is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

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

CUSTOMERS

         The Company's principal customers historically have been U.S. telephone companies. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, the U.S. federal government, Internet service providers, and business enterprises. Revenues from international customers represented approximately $10.9 million, $57.7 million and $15.5 million of the Company's revenues in fiscal 2000, 2001 and 2002, respectively, accounting for 9.0%, 16.0% and 6.5% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 51.4%, 50.6% and 66.4% of the Company's revenues in fiscal 2000, 2001 and 2002, respectively. Sales to the Company's largest two customers, Verizon and SBC accounted for 43% and 15% of the Company's revenues in fiscal 2002, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other Telco access providers to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty. Prior to selling its products to telcos, the Company must undergo lengthy approval and purchase processes.

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has had an established sales force and channel to domestic service providers since its founding in 1980.

         The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, our traditional TAP products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company's Broadband products are sold directly to telephone carriers, to Internet Service Providers who provide DSL services, and directly to end-users through the Company's website and certain retail outlets such as Best Buy. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

         The RBOC's and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and a year or more for products based on new technologies. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval.

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

         The relationships that the Company establishes in this extensive process are critical in almost every case. The Company has a history of working closely with the service providers in this fashion and the Company has won numerous quality awards from customers such as SBC and GTE (now Verizon).

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

MANUFACTURING

         The Company utilizes a combination of internal manufacturing capability and a set of turnkey contract manufacturers to satisfy its customers' requirements. To meet demand, primarily for its DSL systems, the Company has outsourced some its manufacturing requirements when customer demand exceeds production capacity. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. See "Risk Factors."

         A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers' sites pursuant to an agreement that the customer will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete. The Company's domestic facilities and processes are certified pursuant to ISO 9001.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the evolving broadband and DSL markets. Westell's primary competitors vary by market segment. The Company's principal competitors with respect to its TAP business unit are Adtran, Inc., ADC Telecommunications and HyperEdge. The Company's current competitors in the CPE business unit are primarily Thomson, Siemens, Creative Labs and 2 Wire.

         Products that increase the efficiency of digital transmission over copper wire face competition from fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. In addition, the deployment of products and technologies for copper wire may also reduce the demand for the types of products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S., while increasing the Westell sales of HDSL2 and HDSL4 equipment, also reduces telephone companies' need for T-1 repeaters, which may result in a decrease in demand for Westell's more traditional T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed TAP transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See "Risk Factors."

TELECONFERENCE SERVICES

         Conference Plus, Inc (CPI), founded in 1988, is an application service provider (ASP) or company that manages and hosts specific software and applications, in this case relating to conferencing and meeting services. Conference Plus is an 88.3% owned subsidiary of Westell and manages its teleconferencing and meeting services through its operations center in Schaumburg, Illinois and facilities in Lombard, Illinois and Dublin, Ireland. Conference Plus services generated $30.8 million, $42.0 million and $48.5 million in revenues in fiscal 2000, 2001 and 2002, respectively.

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

         CPI is distinguished by three strategies:

         o  Re-seller Approach
         o  Carrier Neutral/Network Independent Strategy; and
         o  International Expansion

         RE-SELLER APPROACH

                  Conference Plus acts primarily as a re-seller of conferencing and meeting services, managing and hosting applications for major carrier and Fortune 100 companies. A majority of Conference Plus' revenues come from private label commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio and video teleconferencing services to maintain continuity and save costs. Audio and video teleconferencing is a people intensive service, requiring high levels of concentration on the execution of each and every call. .................. ..................As a reseller,
         Conference Plus has developed back-office capabilities, providing reservation, confirmation, billing, accounting and quality functions for its customers that use their own brand name and sales and distribution channels and rely on Conference Plus to manage operations. The re-seller approach also demands very high quality standards and Conference Plus has received the first ISO 9002 certification in the audio and video conferencing services industry.

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

         In addition, the Telecommunications Act permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. See "Risk Factors."

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 27 patents and has an additional 16 U.S. patents pending relating to its TAP and DSL products. The Company expects to seek additional patents from time to time related to its research and development activities. See Risk Factors.

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

         Rapid technological evolution has resulted in the need to implement strategic alliances with customers and technology suppliers in order to accelerate the time to market for new products. Without such relationships, due to the lengthy carrier product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

EMPLOYEES

         As of March 31, 2002, the Company had 969 full-time employees. Westell's equipment manufacturing business had a total of 679 full-time employees, consisting of 144 in sales, marketing, distribution and service, 82 in research and development, 420 in manufacturing and 33 in administration. Conference Plus had a total of 290 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

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

WE HAVE INCURRED AND MAY CONTINUE TO INCUR LOSSES.

        Due to our significant ongoing investment in DSL and HDSL technology, which can be used by telephone companies and other service providers to increase the transmission speed and capacity of copper telephone wires, we have incurred losses through fiscal 2002. To date, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended March 31, 2002, we had net losses of $93.9 million.

         We believe that our future revenue growth and profitability will depend on:

         o   creating sustainable DSL and HDSL sales opportunities;
         o lowering our DSL and HDSL product costs through design and manufacturing enhancements and volume reductions;
         o   developing new and enhanced T-1 products; and
         o   developing other niche products for both DSL and T-1 markets.

         In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest heavily in research and development and sales and marketing, which could adversely affect our short-term operating results. We can offer no assurances that we will achieve profitability in the future.

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

Our class A common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

         o   Our actual and anticipated quarterly and annual operating results;
         o Variations between our actual results and analyst and investor expectations;
         o Announcements by us or others on developments affecting our business;
         o Investor and analyst perceptions of our company and comparable public companies;
         o   Future sales of debt or equity securities;
         o The activities of short sellers and risk arbitrageurs regardless of our performance; and
         o Conditions and trends in the data communications and Internet-related industries.

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

WE FACE SECURITIES CLASS LITIGATION WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS.

In fiscal 2000, Westell Technologies, Inc. and certain of its officers and directors were named in consolidated class actions. The cases allege generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading thereby allegedly inflating the price of Westell stock for certain time periods. The cases seek damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. We cannot predict what the outcome of these lawsuits will be. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition and results of operation. Any verdict against us could harm our business. Even if we are meritorious in such litigation, we have incurred and could incur in the future substantial legal costs and management's attention and resources could be diverted from our business which could cause our business to suffer.

WE MAY NEED ADDITIONAL FINANCING.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position and to increase our market share. As a result and due to our net losses, the continuing operations of our business may require substantial capital infusions. Whether or when we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations. In addition, if we are unable to generate sufficient working capital or obtain alternative financing, we may not be able to repay our debt under our existing credit facilities when it becomes due. If we cannot generate sufficient cash flow from our operations, or are unable to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected and we would not be able to operate our business.

WE HAVE AN ESTIMATED $67 MILLION OF TOTAL INDEBTEDNESS AT JUNE 27, 2002, WHICH COULD HURT OUR ABILITY TO BORROW AND UTILIZE CASH FLOW AS NECESSARY AND RESTRICT OUR OPERATIONS.

The degree to which we are leveraged could have important consequences, including the following:

         o our ability to borrow may be limited and additional amounts for working capital and capital expenditures may not be available;
         o a substantial portion of our cash flows must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available for our operations or product development;
         o we may be more vulnerable to economic downturns and competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions; and
         o fluctuations in market interest rates will affect the cost of our borrowings.

In addition, our credit facilities contain numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our ability to meet the financial ratios and tests and other provisions contained in our credit facilities could be affected by changes in economic or business conditions or other events beyond our control. Any failure to comply with the obligations in our credit facilities could result in an event of default under our facilities, which, if not cured or waived, could permit acceleration of our indebtedness which could have a material adverse effect on us. In addition, our credit facilities expire on June 30, 2003. If we do not obtain alternative financing or generate sufficient working capital, our ability to refinance this debt could be materially adversely affected.

DUE TO THE RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY, OUR PRODUCTS MAY BECOME OBSOLETE BEFORE WE CAN REALIZE SIGNIFICANT REVENUES FOR OUR PRODUCTS, WHICH COULD CAUSE US TO INCUR CHARGES FOR EXCESS AND OBSOLETE INVENTORY AND MATERIALLY HARM OUR BUSINESS.

The telecommunications industry is subject to rapid technological change and volatile customer demands, which results in a short product commercial life before a product becomes obsolete. As a result, we have in the past and may in the future devote disproportionate resources to a product that has an unexpected short commercial life and/or have to write off excess and obsolete inventory, each of which would harm our operating results and financial condition and harm our business. From time to time, we may need to write off inventory as excess or obsolete. In the past, we have experienced such write-offs. For example, the Company recognized an inventory adjustment to net realizable value and charges for excess and obsolete inventory of $13.9 million during fiscal year 2002. If we incur substantial inventory expenses that we are not able to recover because of changing market conditions, it could have a material adverse effect on our business, financial condition and results of operations.

PRICING PRESSURES ON OUR DSL AND HDSL PRODUCTS MAY AFFECT OUR ABILITY TO BECOME PROFITABLE.

We have and may in the future offer DSL and HDSL products based upon forward pricing. Forward pricing will cause us to incur low margins on DSL and HDSL product sales unless we can reduce manufacturing costs. We believe that manufacturing costs may decrease if:

         o   more cost-effective transceiver technologies become available,
         o product design efficiencies and component integration are obtained, and
         o   we achieve economies of scale related to increased volume.

There is no guaranty that we will be able to secure significant additional DSL and HDSL orders and reduce per unit manufacturing costs that we have factored into our forward pricing of DSL and HDSL products. As a result, we could incur low margins in connection with sales of DSL and HDSL products even if our unit volume increases. Low margins from our sales of DSL and HDSL products could result in fluctuations in our quarterly operating results and would materially and adversely affect our ability to achieve profitability and implement our business goals.

OUR PRODUCTS FACE COMPETITION FROM OTHER EXISTING PRODUCTS, PRODUCTS UNDER DEVELOPMENT AND CHANGING TECHNOLOGY, AND IF WE DO NOT REMAIN COMPETITIVE, OUR BUSINESS WILL SUFFER AND WE WILL NOT BECOME PROFITABLE.

The markets for our products are characterized by:

         o intense competition within the DSL and HDSL market and from other industries such as cable and wireless industries;
         o   rapid technological advances;
         o   evolving industry standards;
         o   changes in end-user requirements;
         o   frequent new product introductions and enhancements; and
         o   evolving customer requirements and service offerings.

New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. 2002, respectively. Further, we believe that the domestic market for many of our traditional T-1 products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products, such as T-1 and DSL, and to successfully develop and market new products, such a HDSL, on a cost-effective and timely basis.

In addition, our current product offerings primarily enable telephone companies to deliver digital communications over copper telephone wires in the local access network. Telephone companies also face competition in the delivery of digital communications from cable operators, new telephone companies, and wireless service providers. If end users obtain their high-speed data transmission services from these alternative providers, then the overall demand for DSL products will decline.

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

EVOLVING INDUSTRY STANDARDS MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND CONSEQUENTLY HARM OUR BUSINESS.

Industry wide standardization organizations such as the American National Standards Institute and the European Telecommunications Standards Institute are responsible for setting transceiver technology standards for DSL and HDSL products. We are dependent on transceiver technologies from third parties to manufacture our products. If transceiver technologies needed for standards-based products are not available to us in a timely manner and under reasonable terms, then our revenues would significantly decrease and our business and operating results would suffer significantly.

In addition, the introduction of competing standards or implementation specifications could result in confusion in the market and delay decisions regarding deployment of our products. Delay in the announcement of standards would materially and adversely impact our product sales and would severely harm our business.

ANY UNEXPECTED INCREASE IN DEMAND FOR DSL AND HDSL PRODUCTS COULD ADVERSELY IMPACT OUR ABILITY TO MANUFACTURE SUFFICIENT QUANTITIES OF DSL AND HDSL PRODUCTS, WHICH WOULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

Any unexpected increase in demand for DSL and HDSL products could adversely impact our ability to supply DSL and HDSL products in a timely manner, which would harm our business. Without proper lead times, we may not have the ability to, or may have to pay a premium to, acquire and develop the necessary capabilities to satisfy an unexpected increase in demand for our products. We may become dependent upon subcontractors to manufacture a portion of our DSL products and expect that our reliance on these subcontractors will increase if demand for our DSL products increases. Reliance on subcontractors involves several risks, including the potential lack of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. The use of subcontractors could result in material delays or interruption of supply as a consequence of required re-tooling, retraining and other activities related to establishing and developing subcontractor relationships. Any manufacturing disruption would impair our ability to fulfill orders, and if this occurs, our revenues and customer relationships would be materially adversely affected. Any material delays or difficulties in connection with increased manufacturing production or the use of subcontractors could severely harm our business. Our failure to effectively manage any increase in demand for our products would harm our business.

WE ARE DEPENDENT ON THIRD PARTY TECHNOLOGY, THE LOSS OF WHICH WOULD HARM OUR BUSINESS.

We rely on third parties to gain access to technologies that are used in our current products and in products under development. For example, our ability to produce DSL products is dependent upon third party transceiver technologies. Our licenses for DSL transceiver technology are nonexclusive and the transceiver technologies have been licensed to numerous other manufacturers. If our DSL transceiver licensors fail to deliver commercially ready or standards compliant transceiver solutions to us and other alternative sources of DSL transceiver technologies are not available to us at commercially acceptable terms, then our business and operating results would be significantly harmed.

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

WE ARE DEPENDENT ON SOLE OR LIMITED SOURCE SUPPLIERS, THE LOSS OF WHICH WOULD HARM OUR BUSINESS.

Integrated circuits and other electronic components used in our products are currently available from only one source or a limited number of suppliers. Our inability to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed.

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

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

We may experience significant fluctuations in quarterly operating results. Due to the risks identified below and elsewhere in "Risk Factors," sales to our largest customers have fluctuated and could fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule without penalty. As a result, our quarterly operating results have fluctuated significantly in the past. Other factors that have had and may continue to influence our quarterly operating results include:

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

Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our revenues. It is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on DSL products and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

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

We expect competition to increase in the future especially as the DSL market develops. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a telephone company's business than we do.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US.

We have and will continue to depend on the large Regional Bell Operating Companies as well as and other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 51.4%, 50.6% and 66.4% of our revenues in fiscal 2000, 2001 and 2002, respectively. Consequently, our future success will depend upon:

o the timeliness and size of future purchase orders from the Regional Bell Operating Companies;
o        the product requirements of the Regional Bell Operating Companies;
o the financial and operating success of the Regional Bell Operating Companies; and
o the success of the Regional Bell Operating Companies' services that use our products.

The Regional Bell Operating Companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. These customers may generally reschedule orders without penalty to the customer. Even if demand for our products is high, the Regional Bell Operating Companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

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

OUR CUSTOMERS HAVE LENGTHY PURCHASE CYCLES THAT AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL and HDSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including:

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO THE RISKS OF CONDUCTING BUSINESS OUTSIDE THE UNITED STATES.

International revenues represented 9.0%, 16.0% and 6.5% of our revenues in fiscal 2000, 2001 and 2002, respectively. Because Conference Plus has expanded its conference call business in Europe by opening offices in Dublin, Ireland, we believe that our exposure to international risks may increase in the future. These risks include:

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

INVESTORS COULD BE ADVERSELY AFFECTED BY FUTURE ISSUANCES AND SALES OF OUR SECURITIES.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 64,921,934 shares of common stock outstanding as of June 21, 2002, and has the following obligations to issue additional class A common stock as of June 21, 2002:

         o options to purchase 11,749,273 shares of class A common stock, 3,841,362 of which are currently exercisable;
         o 1,576,050 shares reserved for issuance under its employee stock purchase plan;
         o warrants to purchase 909,000 shares of class A common stock for $5.92 per share; and
         o warrants to purchase 512,820 shares of class A common stock for $1.95 per share

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

As of March 31, 2002, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 60% of the votes entitled to be cast by the holders of our common stock. In addition, all members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who have sufficient voting power to elect all of the directors and to determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class B common stock might otherwise receive a premium for their shares over the then-current market price.


ITEM 2.  PROPERTIES

         The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago, and leases a facility in Basingstoke, England for Westell Limited. As of March 31, 2002, the Company also leased facilities in Schaumburg, Illinois and Lombard, Illinois for Conference Plus, and Dublin Ireland for Conference Plus' international operations. The Aurora facility lease expires in 2017.

         As of March 31, 2002, the Company also owned property in St. Charles, Illinois that was obtained as part of the Teltrend acquisition. The Company expects to sell this property during fiscal year 2003.

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

         On January 11, 2001 Judge George W. Lindbergh of the federal district court for the Northern District of Illinois consolidated these cases into one lawsuit, captioned In re Westell Technologies, Inc., No 00 C 6735 (filed February 1, 2001). The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

         Certain of Westell Technologies, Inc.'s officers and directors have been named in the following derivative actions:

1. The Ceyda Foundation Trust v. Ziontz, et al, No. 01C2826 (filed
   April 20, 2001);
2. Vukovich v. Zionts, et al., No. 18647 (filed January 26, 2001);
3. Dollens v. Zionts, et al., No. 18533 NC (filed December 4, 2000); and
4. Rothchild v. Zionts, et al., No. 01LK259.

On December 4, 2001, these cases were consolidated in the United District Court for the Northern District of Illinois. Each case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and beached their fiduciary duties to the Company's shareholders. Each case allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by the Company by reason of the acts and transactions alleged in the complaints, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees, and other costs. The Court appointed Dollens and Vukovich as lead plaintiffs. On January 15, 2002, defendants filed a motion to dismiss the consolidated derivative action. There has been no ruling yet on the motion to dismiss. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

         Westell has settled its litigation with Celsian Technologies, Inc., Virata Corporation, PacTec, a division of La France Corporation and Alcatel Microelectronics, N.V. Westell recorded $2.3 million one-time charges during fiscal 2002 resulting from this settlement.

         The Company was named in a declaratory judgment action in the Circuit Court of DuPage County, Wheaton, Illinois entitled WTI (IL) QRS 12-36, Inc. ("Landlord") vs. Westell, Inc. and Westell Technologies, Inc. Landlord is the lessor of the Company's leased facilities in Aurora, Illinois. The covenants under the lease agreement incorporate the covenants under the Company's credit facility. Any amendments to the credit facility are deemed accepted by Landlord as long as Landlord receives a corresponding fee based upon any amendment consideration paid to the lenders by the Company. Landlord claims that it is entitled to additional consideration in connection with the June 29, 2001 amendment due to the Penny family trusts' guarantee entered into on that date, that it is thus not bound by the amendments on that date, and that the Company is therefore in breach of its covenants under the lease. Landlord seeks declaratory judgment that Landlord is due a $4,981,3000 secured guaranty by the Penny family members, and that Landlord may declare the lease in default and pursue any defaults remedies available thereunder. The Company has filed a motion to dismiss on the grounds that the guaranties at issue have been released by the senior lender.

         In the opinion of the Company, although the outcome of any legal proceedings set forth above cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings could have a material effect on the Company's financial position.

         In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois. The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, which relates to an innovative bridge circuit technology often used in a network interface unit and seeks injunctive relief and $6 million in damages.

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

                                                                                 High                  Low
                                                                             --------------       ---------------
Fiscal Year 2001
    First Quarter ended June 30, 2000..................................         $31.75                $12.75
    Second Quarter ended September 30, 2000............................          30.19                 12.25
    Third Quarter ended December 31, 2000..............................          13.25                  2.91
    Fourth Quarter ended March 31,2001.................................           5.88                  2.38

Fiscal Year 2002
    First Quarter ended June 30, 2001..................................          $3.30                $ 1.32
    Second Quarter ended September 30, 2001............................           2.01                  0.87
    Third Quarter ended December 31, 2001..............................           2.85                  1.01
    Fourth Quarter ended March 31, 2002................................           3.70                  1.25

Fiscal Year 2003
    First Quarter through June 21, 2002................................          $1.80                $ 1.09


         As of June 21, 2002, there were approximately 797 holders of record of the outstanding shares of Class A Common Stock.

         During 2001, the Company issued an aggregate of approximately 34,982 unregistered shares of common stock pursuant to its employees stock purchase plan. The shares were issued at prices ranging from $1.31 to $2.12 per share for aggregate consideration of $50,131.

Dividends

         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1998, 1999, 2000, 2001 and 2002 and for each of the five fiscal years in the period ended fiscal year 2002 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP for fiscal years 1998 through 2000 and by Ernst & Young LLP in fiscal years 2001 and 2002. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                        Fiscal Year Ended March 31,
                                                       -------------------------------------------------------------
                                                             1998        1999        2000       2001         2002
                                                            ------      ------      ------     ------       -----
Statement of Operations Data:                                    (in thousands, except per share data)

Revenues.............................................   $86,595     $92,004    $120,993    $361,477     $239,823
Cost of goods sold...................................    58,764      66,816      89,969     331,319      205,793
                                                       ----------  ---------- -----------  ----------   ----------
     Gross margin....................................    27,831      25,188      31,024      30,158       34,030
                                                       ----------  ---------- -----------  ----------   ----------
Operating expenses:
  Sales and marketing................................    19,635      19,766      15,338      30,323       19,883
  Research and development...........................    26,558      26,605      10,789      33,308       22,444
  General and administrative.........................    13,151      13,117      14,003      24,254       24,028
                                                                                                                 -
  Goodwill amortization .............................      --          --         1,326      31,832       25,560
  Goodwill impairment ...............................      --          --          --           --        97,500
  Restructuring charge ..............................     1,383         800         550       1,700        6,258
                                                       ----------  ---------- -----------  ----------   ----------
     Total operating expenses........................    60,727      60,288      42,006     121,417      195,673
                                                       ----------  ---------- -----------  ----------   ----------
Operating loss.......................................    (32,896)   (35,100)     (10,982)    (91,259)    (161,643)
Other income (loss), net.............................    14,290         404       1,056            --        (222)
Interest expense.....................................       502         296       1,856       2,197        5,564
                                                       ----------  ---------- -----------  ----------   ----------
Loss before income taxes.............................    (19,108)   (34,992)    (11,782)    (93,456)     (167,429)
Benefit for income taxes.............................     (5,137)     --          (3,600)          --        --
                                                       ----------  ---------- -----------  ----------   ----------
Loss before cumulative effect of change in
  accounting principle...............................    (13,971)   (34,992)     (8,182)     (93,456)    (167,429)
Cumulative effect of change in accounting principle..         --           --           --         (400)         --
                                                       ----------  ---------- -----------  ----------   ----------
Net loss.............................................  $ (13,971) $ (34,992)   $ (8,182)   $ (93,856)  $ (167,429)
                                                       ==========  ========== ===========  ==========   ==========
Net loss per basic and diluted share:
Loss before cumulative effect of change in
  accounting principle...............................    $ (0.38)   $ (0.96)     $ (0.22)    $ (1.53)     $ (2.60)
Cumulative effect of change in accounting principle..      --          --          --          (0.01)       --
                                                       ----------  ---------- -----------  ----------   ----------
 Net loss per basic and diluted share................    $ (0.38)   $ (0.96)     $ (0.22)    $ (1.54)    $ (2.60)
                                                       ==========  ========== ===========  ==========   ==========

Average number of basic and diluted
   common shares outstanding.........................    36,348      36,427      37,658      61,072       64,317

                                                                              As of March 31,
                                                       -------------------------------------------------------------
                                                           1998        1999        2000        2001         2002
                                                           ----        ----        ----        ----         ----
Balance Sheet Data:
Working capital (deficit)............................    $ 47,481    $ 12,213    $ 64,335    $ 38,778   $ (21,688)
Total assets.........................................      98,405      64,407     342,570     315,139    126,153
Short term debt......................................       --            500       --          --           --
Long-term debt, including current portion............       4,420       4,814       2,750      28,554     50,655
Total stockholders' equity...........................      73,141      39,124     279,663     197,825     36,273
------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K.

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Telco Access Products
(TAP) product lines, particularly the sale of Network Interface Units and related products. NIU products accounted for approximately 35%, 16% and 21% of revenues in fiscal years 2000, 2001 and 2002, respectively. The Company introduced its first DSL products in fiscal 1993 and these products represented approximately 27%, 55% and 38% of revenues in fiscal 2000, 2001 and 2002, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 27%, 12% and 20% of the Company's revenues in fiscal 2000, 2001 and 2002, respectively.

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

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and market strategies. They consist of:

1) A telecommunications equipment manufacturer of local loop access products, which include Telco Access Products and Broadband products, and
2) A multi-point telecommunications service bureau, Conference Plus, Inc, specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies, independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and expand its sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 2000, 2001 and 2002.

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

CRITICAL ACCOUNTING POLICIES

Accounts receivable
The Company sells products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgement is required in assessing the realization of these receivables based on aging, historical experience and customer's financial condition.

Inventory reserves
The Company reviews ending inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company evaluates ending inventory for lower of cost or market. Prices related to future inventory demand are compared to current and committed inventory values.

Inventory purchase commitments
In the normal course of business, the Company enters into commitments for the purchase of inventory. The commitments are at market rates and normally do not extend beyond one year. Should there be a dramatic decline in revenues, as there was in fiscal 2002, the Company may incur excess inventory and subsequent losses as a result of these commitments. The Company has established reserves for anticipated losses on such commitments in 2003.

Warranty
The Company reserves for warranty costs based on expected return quantities and expected material and labor costs to provide warranty services.

Goodwill and Intangibles
The Company reviews intangible assets and other long-lived assets for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value. Effective April 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets".
RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

                                                                                   Fiscal Year Ended March 31,
                                                                                   ---------------------------

                                                                                  2000         2001       2002
                                                                                  ----         ----       ----

Equipment .................................................................       74.5%         88.4%     79.8%
Services...................................................................       25.5          11.6      20.2
                                                                                ------        ------    -------
  Total revenues...........................................................      100.0         100.0     100.0

Cost of equipment..........................................................       58.7          84.7      73.4
Cost of services...........................................................       15.7           7.0      12.4
                                                                                ------         -----    ------
  Total cost of goods sold.................................................       74.4          91.7      85.8
                                                                                ------         -----     ------

    Gross margin...........................................................       25.6           8.3      14.2
                                                                                ------          ----     -----

Operating expenses:
  Sales and marketing......................................................       12.6           8.4       8.3
  Research and development.................................................        8.9           9.2       9.4
  General and administrative...............................................       11.6           6.7      10.0
  Goodwill amortization....................................................        1.1           8.8      10.6
  Goodwill impairment......................................................        --           --        40.7
  Restructuring charge.....................................................        0.5           0.5       2.6
                                                                                   ---       -------   -------

     Total operating expenses..............................................       34.7          33.6      81.6
                                                                                ------         -----     -----

Operating loss ............................................................       (9.1)        (25.3)    (67.4)
Other income (loss), net...................................................        0.9           0.0      (0.1)
Interest expense...........................................................        1.5           0.6       2.3
                                                                                 -----         -----     -----

Loss before income tax benefit.............................................       (9.7)        (25.9)    (69.8)
Benefit for income taxes...................................................       (3.0)         (0.0)     (0.0)
Cumulative effect of change in accounting principle........................        0.0          (0.1)     (0.0)
                                                                                 -------        -----    ------

Net loss...................................................................       (6.7)%       (26.0)%   (69.8)%
                                                                                ========     =========  ========

FISCAL YEARS ENDED MARCH 31, 2000, 2001 AND 2002

         Revenues. Revenues were $121.0 million, $361.5 million and $239.8 million in fiscal 2000, 2001 and 2002 respectively. Revenues increased 198.8% in fiscal 2001 and decreased by 33.7% in fiscal 2002, from the preceding years. The fiscal 2001 increase of $240.5 million was primarily due to a $160.6 million increase in DSL revenue from increased unit volume and a $68.7 million increase in TAP revenue from increased volume as a result of the acquisition of Teltrend Inc. The fiscal 2002 decrease of $121.6 million was primarily due to a $93.6 million decrease in DSL revenue and a $34.5 million decrease in TAP revenue due to reduced demand resulting from the economic downturn in the telecommunications industry. Service revenue increased $11.2 million or 36.3% in fiscal 2001 and $6.5 million or 15.6% in fiscal 2002 due to increased audio conference calling volume at Conference Plus, Inc.

         Gross Margin. Gross margin was $31.0 million, $30.2 million and $34.0 million and gross margin as a percentage of revenues was 25.6%, 8.3% and 14.2% in fiscal 2000, 2001 and 2002, respectively. The fiscal 2001 decrease in gross margin as a percent of revenue from the previous year was primarily the result of an adjustment to record inventory at net realizable value and charges for excess and obsolete inventory of $37.1 million. Of this charge, $26.7 million relates to inventory held during the year and $10.4 million relates to inventory purchase commitments in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for fiscal year 2001 was 18.6%. The decrease in gross margin as a percent of revenue before inventory charges from the previous year was primarily the result of aggressive pricing of DSL products and production inefficiencies caused by efforts to integrate the manufacturing facility of Teltrend Inc. The fiscal 2002 gross margin was negatively effected by additional adjustments to record inventory at net realizable value and charges for excess and obsolete inventory of $13.9 million and positively impacted by a $1.2 million benefit recorded related to resolution of a disputed expense with a supplier in the Conference Plus Inc subsidiary. Before the impact of these items, gross margin as a percentage of sales for fiscal year 2002 was 19.5%. The increase in gross margin as a percent of revenue before inventory charges from the previous year was primarily the result of improved product mix.

         Sales and Marketing. Sales and marketing expenses were $15.3 million, $30.3 million and $19.9 million in fiscal 2000, 2001 and 2002, respectively, constituting 12.6%, 8.4% and 8.3% of revenues, respectively. In fiscal 2001, sales and marketing expenses increased by $15.0 million or 97.7% from the previous year. This increase was due primarily to the acquisition of Teltrend Inc. In fiscal 2002, sales and marketing expenses decreased by $10.4 million or 34.4% from the previous year. This decrease was due primarily to cost reductions resulting from management initiatives and restructuring implemented in the fourth quarter of fiscal 2001 and the second and fourth quarters of fiscal 2002. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

         Research and Development. Research and development expenses were $10.8 million, $33.3 million and $22.4 million in fiscal 2000, 2001 and 2002, respectively, constituting 8.9%, 9.2% and 9.4% of revenues, respectively. In fiscal 2001, research and development increased by $22.5 million or 208.3% from the prior year. This increase was primarily due to the acquisition of Teltrend Inc. and to a lesser extent, due to the absence of funding from customers for engineering projects. In fiscal 2002, research and development decreased by $10.9 million or 32.7% from the prior year. This decrease was primarily due to cost reductions resulting from management initiatives and restructuring implemented in the fourth quarter of fiscal 2001 and the second and fourth quarters of fiscal 2002. The Company believes that a continued investment in research and development will be required for the Company to remain competitive.

         General and Administrative. General and administrative expenses were $14.0 million, $24.3 million and $24.0 million in fiscal 2000, 2001 and 2002, respectively, constituting 11.6%, 6.7% and 10.0% of revenues, respectively. General and administrative expenses increased by $10.3 million or 73.6% in fiscal 2001 due primarily to the acquisition of Teltrend Inc. General and administrative expenses remained constant at approximately $24 million in fiscal 2002.

         Goodwill and intangible Amortization. Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. The purchase price of approximately $238.2 million exceeded the fair market value of net assets acquired, resulting in goodwill , synergistic goodwill , and product technology. These items were amortized on a straight-line basis over an average life of approximately 10 years.

         Goodwill and intangible impairment. Due to the restructuring the Company implemented, along with current and expected market conditions in the T-1 line repeater and low speed digital data products portion of the business acquired from Teltrend, it became apparent the goodwill acquired with the Teltrend acquisition was impaired. . In accordance with its policies, the Company completed evaluations of the fair value of the Teltrend long-lived assets (including goodwill) during the quarters ended December 31, 2001 and March 31, 2002 and reported non-cash charges of $90.5 million and $7.0 million, respectively, to reduce the carrying value of recorded goodwill and intangibles to their estimated fair value.

         Restructuring charge. The Company recognized restructuring charges of $0.6 million, $1.7 million and $6.3 million in fiscal 2000, 2001 and 2002, respectively. The fiscal 2000 charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimated the costs of these activities to be $2.9 million. Approximately $2.4 million of the total cost was capitalized as part of the purchase price of Teltrend Inc., primarily related to Teltrend Inc. employees involuntarily terminated. The remaining cost of $0.6 million was charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2002, $2.0 million of these costs have been paid.

         The fiscal 2001 charge included personnel, facility, and certain development contract costs related to restructuring global operations. As of March 31, 2002, the Company has paid all of the restructuring costs charged in fiscal 2001.

         The fiscal 2002 charge included personnel, facility, and other costs related to restructuring global operations to realign the Company's cost structure with the anticipated business outlook. As of March 31, 2002, the Company has paid $3.0 million of the restructuring costs charged in fiscal 2002.

         A table which summarizes the restructuring charges and their utilization can be found in Note 10 to the Consolidated Financial Statements of the Company.

         Other income (loss), net. Other income (loss), net was income of $1.1 million, $0.0 million and a loss of $222,000 for fiscal years 2000, 2001 and 2002, respectively. In fiscal 2000, the Company recognized other income of $650,000 for a foreign currency gain from the liquidation of Westell Europe Ltd. Excluding the effects of this one-time benefit, Other income (loss), net would have been $406,000 for fiscal year ended March 31, 2000. Other income (loss), net for fiscal 2002 was primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest and unrealized gains of losses on intercompany balances denominated in foreign currency.

         Interest Expense. Interest expense was $1.9 million, $2.2 million and $5.6 million for fiscal 2000, 2001 and 2002, respectively. The fiscal 2001 and 2002 increases in interest expense were a result of increased usage of bank debt and interest accrued on past due accounts payable.

         Benefit for Income Taxes. Benefit for income taxes was $3.6 million in fiscal 2000. No tax benefit was recorded in fiscal years 2001 or 2002. In each of these fiscal years, in addition to the tax benefit related to the loss before income taxes, the Company was able to generate $662,000, $500,000 and $846,000, respectively, in tax credits resulting primarily from research and development activities. The Company recorded valuation allowances of $900,000 in fiscal 2000, $27.7 million in fiscal 2001 and $21.4 million in fiscal 2002 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. The Company has approximately $6.8 million in income tax credit carry forwards and a tax benefit of $65.4 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

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

                                                                 Quarter Ended
                           -----------------------------------------------------------------------------------------
                                               Fiscal 2001                                 Fiscal 2002
                           -------------------------------------------   -------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                2000      2000       2000       2001       2001        2001      2001       2002
                                ----      ----       ----       ----       ----        ----      ----       ----
                                                                   (in thousands)
Equipment .................  $93,954    $96,041   $69,465    $60,034    $50,207    $46,319   $55,207     $39,569
Services...................    9,389      9,961    10,406     12,227     13,091     13,102    11,805      10,523
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------
   Total revenues..........  103,343    106,002    79,871     72,261     63,298     59,421    67,012     50,092

Cost of equipment..........   75,611     79,221    61,237     90,104     43,105     40,637    47,971     44,449
Cost of services...........    5,739      6,011     6,321      7,075      7,875      8,579     5,655      7,522
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------
   Total cost of goods sold   81,350     85,232    67,558     97,179     50,980     49,216    53,626     51,971
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------
     Gross margin..........   21,993     20,770    12,313    (24,918)    12,318     10,205    13,386     (1,879)
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------

Operating expenses:
  Sales and marketing......    8,199      6,362     8,381      7,381      5,915      4,806     4,740      4,422
  Research and
    development............    7,438      7,509     8,655      9,706      7,990      5,935     3,543      4,976
  General and
    administrative.........    5,664      6,539     5,928      6,123      5,680      6,207     5,555      6,586
 Goodwill amortization.....    7,958      7,958     7,958      7,958      7,953      7,953     7,953      1,701
 Goodwill impairment.......      --        --         --         --         --         --     90,500      7,000
  Restructuring charge.....      --        --         --       1,700        --       2,200       --       4,058
    Total operating
      expenses.............   29,259     28,368    30,922     32,868     27,538     27,101   112,291      28,743
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------
Operating loss ............   (7,266)    (7,598)  (18,609)   (57,786)   (15,220)   (16,896)  (98,905)    (30,622)
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------

Other income (expense), net      169       (105)      104       (168)      (257)       (16)     (259)        310
Interest expense...........      119        331     1,073        674      1,359      1,208     1,650        1,347
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------

Loss before
  income taxes.............   (7,216)    (8,034)  (19,578)   (58,628)   (16,836)   (18,120) (100,814)     (31,659)

Benefit for
  income taxes.............      --         --        --        --        --         --          --          --

Cumulative effect of
   change in accounting
   principle...............     (400)       --        --        --        --         --          --           --
                             --------- --------- ---------- ---------- ---------- ---------- ----------- ----------
Net loss...................  $ (7,616) $ (8,034) $ (19,578) $ (58,628) $ (16,836) $ (18,120) $ (100,814) $ (31,659)
                             ========= ========= ========== ========== ========== ========== =========== ==========



                                                                 Quarter Ended
                           -----------------------------------------------------------------------------------------
                                               Fiscal 2001                                 Fiscal 2002
                           -------------------------------------------   -------------------------------------------


                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               2000      2000       2000      2001        2001       2001      2001       2002
                               ----      ----       ----      ----        ----       ----      ----       ----

Equipment....................   90.9%      90.6%      87.0%      83.1%      79.3%    78.0%      82.4%      79.0%
Service....................      9.1        9.4       13.0       16.9       20.7     22.0       17.6       21.0
                              ------     ------     ------    -------     ------   ------     ------     ------
  Total revenues...........    100.0      100.0      100.0      100.0      100.0    100.0      100.0      100.0

Cost of equipment sales....     73.2       74.7       76.7      124.7       68.1     68.4       71.6       88.7
Cost of services...........      5.5        5.7        7.9        9.8       12.4     14.4        8.4       15.0
                              ------     ------     ------     ------     ------   ------     ------    -------
Total cost of goods sold...     78.7       80.4       84.6      134.5       80.5     82.8       80.0      103.7
                              ------     ------     ------     ------     ------    -----      -----     ------
  Gross margin.............     21.3       19.6       15.4     (34.5)       19.5     17.2       20.0      (3.7)
                              ------     ------     ------    -------     ------    -----      -----    -------

Operating expenses:
  Sales and marketing......      7.9        6.0       10.5       10.2        9.4      8.1        7.1        8.8
  Research and
    development............      7.2        7.1       10.8       13.4       12.6     10.0        5.3        9.9
  General and
    administrative.........      5.5        6.2        7.4        8.5        9.0     10.5        8.3       13.2
  Goodwill amortization....      7.7        7.5       10.0       11.0       12.6     13.4       11.9        3.4
  Goodwill impairment......      0.0        0.0        0.0        0.0        0.0      0.0      135.0       14.0
  Restructuring charge.....      0.0        0.0        0.0        2.4        0.0      3.7        0.0        8.1
                               -----      -----      -----      -----      -----    -----      -----      -----

    Total operating
      expenses.............     28.3       26.8       38.7       45.5       43.6     45.7      167.6       57.4
                              ------     ------      -----      -----      -----   ------     ------      -----

Operating loss.............    (7.0)      (7.2)     (23.3)     (80.0)     (24.1)   (28.5)    (147.6)     (61.1)
                               -----     ------    -------    -------    -------  -------   --------    -------
Other income (expense), net    0.2        (0.1)      0.1        (0.2)      (0.4)    (0.0)      (0.4)      0.6
Interest expense...........    0.0        0.3        1.3        0.9        2.1      2.0        2.4        2.7
                               -----    -------    -------    -------    -------  -------    -------    -------

Loss before
  income taxes.............    (7.0)      (7.6)     (24.5)     (81.1)     (26.6)   (30.5)    (150.4)     (63.2)
Benefit for
  income taxes.............    (0.0)      (0.0)     (0.0)       (0.0)      (0.0)    (0.0)     (0.0)       (0.0)
Cumulative effect of change
  in accounting principle..    (0.6)      --         --         --         --       --         --          --
                               -----   --------   --------   --------   -------- --------   --------    -------

Net loss.....................  (7.6)%      (7.6)%  (24.5)%      (81.1)%    (26.6)%   (30.5)%   (150.4)%    (63.2)%
                              ========    =================   =========  ========= ========= ==========  =========

         The Company's quarterly equipment revenues have varied from quarter to quarter due primarily to quarterly fluctuations in DSL revenues. TAP revenues in the second and third quarters of fiscal 2001 were negatively affected by lost production capacity during the integration of the Teltrend Inc. manufacturing facility with the Westell facility in Aurora, Illinois. Conference Plus service revenues have seen steady growth through each quarter of fiscal 2001 and the first two quarters of fiscal 2002 due primarily to increased audio conference calling traffic volume. Service revenues decreased in the final two quarters of fiscal 2002 due to the slowing economy.

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The low margins in the fiscal 2001 and fiscal 2002 quarters are primarily a result of the increased volume in DSL products that have relatively low margins. In the fourth quarter of fiscal 2001, the Company recognized an inventory adjustment to market value and excess inventory charge of $30.8 million of which $20.4 million relates to inventory on hand and $10.4 million relates to inventory purchase commitments in excess of anticipated requirements. Due to anticipated slow demand in certain products in the fourth quarter of fiscal 2002, the Company recognized an inventory adjustment to market value and excess inventory charge of $13.9 million. Fiscal year 2001 margins were also negatively affected by production inefficiencies related to the integration of Teltrend Inc, which was acquired by the Company during March 2000. The Teltrend Inc. manufacturing facility was combined with the Westell facility in Aurora, Illinois during the second quarter of fiscal 2001 and caused production inefficiencies during the second and third quarters of fiscal 2001. Additionally, the Company's Conference Plus, Inc. subsidiary made additional infrastructure enhancements to handle increased call minutes, which also impacted margins in fiscal 2001. The Company believes that its gross margin in future periods will depend on a number of factors, including market demand for the Company's DSL products, pricing pressures, competitive technologies and manufacturing expenses. There can be no assurance that the Company will be able to increase gross margins in future periods due to these factors, even if its DSL products achieve market acceptance.

         Operating expenses decreased in the fiscal 2002 quarters compared to fiscal 2001 primarily due to the restructuring the Company has implemented in response to the slowing economy and lack of general demand in the Telecom industry. As a percentage of revenue, operating expenses increased in the last three quarters of fiscal 2002 due to goodwill impairment and restructuring charges taken during the quarters.

         The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company's operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions. Sales to the Company's customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company's quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had $6.7 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of March 31, 2002, the Company had $26.1 million outstanding under its secured revolving promissory note facility. As of March 31, 2002, the Company had approximately $6.3 million available under the secured revolving promissory note facility.

         The Company has an asset based revolving credit facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $7.9 million. The $7.9 million inventory limitation is reduced by $.1 million on the first day of each month The facility provides for maximum borrowings of up to $35.0 million. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. This revolving credit facility requires, among other things, the maintenance of target EBITDA and tangible net worth. The Company was not in compliance with the covenants under the revolving credit facility at March 31, 2002. The Company and its lenders have entered into an amendment and waiver under which the covenant violations were waived.

         On June 28, 2002, the Company amended the revolving credit facility. The amendment provides for a $5 million non-amortizing term loan and a $30 million revolving credit facility, both due June 30, 2003. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders. The amendment also terminates the $10 million guarantee provided by trusts of Robert C. Penny III and other Penny family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. This new amendment provides for covenants regarding EBITDA, tangible net worth and maximum capital expenditures. Management expects to be in compliance with the covenants for the term of the debt. The Company had $25.6 million outstanding under its revolving credit facility and was eligible to borrow an additional $4.0 million as of July 2, 2002.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company is committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note between the parties was signed on June 3, 2002 in the amount of $1.3 million and is payable monthly over one year. This note was part of the settlement of litigation with Celsian. All three notes bear an interest rate of prime plus 2.5%.

         At March 31, 2002 the company had various operating leases for facilities and equipment. The total minimum future rental payments are $5.3 million, $4.3 million, $3.5 million, $3.5million, $3.4 million and $26.0 million for fiscal years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

         The Company's operating activities used cash of $22.3 million and $38.6 million in fiscal 2000 and 2001, respectively and generated cash of $10.3 million in fiscal 2002. Cash used by operations in fiscal 2000 resulted primarily from a pre-tax loss from continuing operations of $3.3 million (net of depreciation and amortization) and working capital requirements. Cash used by operations in fiscal 2001 resulted primarily from a loss from continuing operations of $49.9 million (excluding depreciation and amortization) and working capital requirements. Cash generated by operations in fiscal 2002 resulted primarily from a reduction in inventories and accounts receivable. This was offset by a net loss of $29.7 million (excluding depreciation and amortization). Working capital was affected primarily by decreases in inventory and receivables offset by a decrease in accounts payable and accrued compensation.

         Capital expenditures in fiscal 2000, 2001 and 2002 were $11.4 million, $22.2 million and $9.2 million, respectively. These expenditures were principally for machinery, computer and research equipment purchases. The Company expects to spend approximately $6.5 million in fiscal 2003 for capital equipment.

         At March 31, 2002, the Company's principal sources of liquidity were $6.7 million of cash and cash equivalents and $6.3 million available under its secured revolving promissory notes facility. To meet the Company's cash needs for fiscal year 2003, the Company is exploring various alternatives including the sale of non-strategic assets. Cash in excess of operating requirements will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $93.2 million at March 31, 2002. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.



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

         As of March 31, 2002, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $18,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the Consolidated Financial Statements included herein at Part II, Item 8 of this Annual Report, the Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.5% to approximately 7.2%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $120,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2002. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 40-62 of this report. The Consolidated Financial Statement schedules listed under Item 14(a)2, together with the reports thereon of the independent auditors are set forth on pages 63 and 65 of this report and should be read in conjunction with the financial statements.

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


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2002 under the caption "Election of Directors," which information is herein by reference.

(b)      Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2002 under the caption "Executive Officers," which information is herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2002 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation of the Board of Directors," which information is herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2002 under the caption "Ownership of the Capital Stock of the Company" and "Equity Compensation Plan Information" which information is herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2002 under the caption "Certain Relationships and Related Transactions," which information is herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. for the fiscal year ended March 31, 2002, together with the Report of Independent Public Accountants, are set forth on pages 42 through 67 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedules
                           -----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 2000, 2001 and 2002 as applicable:

                           Report of Independent Auditors - page 63 and 64

                           Schedule II - Valuation and Qualifying Accounts -
                            page 65

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
                           3.2      Amended and Restated By-laws laws
                                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC, Marshall Capital Management, Inc., and Capital Ventures International (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20,
                                    1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1 Subordination Participation Agreement dated as of June 28, 2002, between LaSalle National Association and certain Penny family trusts.
                           10.2 Stock Transfer Restriction Agreements entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan.(2) (Incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)

                           *10.7 Teltrend Inc. 1996 Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           10.9     [Intentionally Omitted]
                           10.10    [Intentionally Omitted]
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024)
                           10.12 Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           *10.14 Agreement dated September 13, 1988 between Richard Riviere and Westell Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.14 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.15 Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           10.16 Amended and Restated Loan and Security Agreement dated June 29, 2001 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                          10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for fiscal year ended March 21, 1996).
                           10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to the exhibit of equal number to the Company's Form 10-K for fiscal year ended March 21,
                                    1996).
                           10.19 Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.1 to the Company's Form 10-Q for the
                                    period ended December 31, 2000).
                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K filed on April 17, 2001).

                           10.21 Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit
                                    10.16 to the Company's Annual Report on Form
                                    10-K for the year ended March 31, 2001).
                           10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           *10.23 Severance Agreement dated June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit
                                    10.23 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended September
                                    30, 2001).
                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           10.25 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 28, 2002 among LaSalle National Bank, Harris Trust and Savings Banks, the Company, Westell, Inc., Westell International, Inc., Conference Plus Inc., and Teltrend, Inc.
                           21.1 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP.

                           ---------------------

                           *Management contract or compensatory plan or
                            arrangement.

   (b)     Reports on Form 8-K
           -------------------

           None


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 16, 2002.

                                      WESTELL TECHNOLOGIES, INC.

                                      By  /s/ E. Van Cullens
                                          --------------------
                                              E. Van Cullens
                                              President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on July 16, 2002.

               Signature                                   Title
-------------------------------------       ------------------------------------


/s/  E. Van Cullens                         President, Chief Executive Officer
----------------------------------------    and Director
         E. Van Cullens

/s/ John W. Seazholtz                       Chairman of the Board of Directors
----------------------------------------
          John W. Seazholtz

/s/ Melvin J. Simon                         Assistant Secretary and Treasurer
----------------------------------------    and Director
           Melvin J. Simon

/s/ Nicholas C. Hindman                     Chief Financial Officer and Senior
----------------------------------------    Vice President
         Nicholas C. Hindman                (Principal Financial Officer and
                                            Principal Accounting Officer)

/s/ Robert C. Penny III                     Director
----------------------------------------
          Robert C. Penny III

/s/ Paul A. Dwyer                           Director
----------------------------------------
          Paul A. Dwyer

/s/ Thomas A. Reynolds III                  Director
----------------------------------------
           Thomas A. Reynolds, III

/s/ Roger L. Plummer                        Director
----------------------------------------
            Roger L. Plummer

/s/ Bernard F. Sergesketter                 Director
----------------------------------------
           Bernard F. Sergesketter

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

Item                                                                        Page
----                                                                        ----
Consolidated Financial Statements:
Report of Independent Public Accountants and Auditors...................      40
Consolidated Balance Sheets -- March 31, 2001 and 2002..................      42
Consolidated Statements of Operations for the years ended
   March 31, 2000, 2001 and 2002........................................      44
Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 2000, 2001 and 2002.........................................      45
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 2001 and 2002.........................................      46
Notes to Consolidated Financial Statements..............................      47


Financial Statement Schedules:

Report of Independent Public Accountants and Auditors...................      63
Schedule II -- Valuation and Qualifying Accounts........................      65

We have not been able to obtain, after reasonable efforts, the re-issued report or consent of Arthur Andersen LLP related to the March 31, 2000 financial statements. Therefore, we have included a copy of their previously issued report.


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




/s/ Arthur Andersen LLP

Chicago, Illinois
May 10, 2000

Report of Independent Auditors

To the Board of Directors and the Stockholders
Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal year 2001 the Company changed its method of revenue recognition.


ERNST & YOUNG LLP

Chicago, Illinois
May 21,2002, Except for Notes 2 and 3, as to which the date is June 28, 2002


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                                   March 31,
                                                                                             ----------------------
                                                                                              2001         2002
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents.............................................................. $      405 $     6,687
  Accounts receivable (net of allowance of $1,363,000 and $1,531,000, respectively)......     34,906      25,266
  Inventories............................................................................     73,068      18,174
  Prepaid expenses and other current assets..............................................      2,124       2,169
  Deferred income tax asset..............................................................     10,500       7,830
  Land and building held for sale........................................................      2,980       2,052
                                                                                         -----------   ---------

           Total current assets..........................................................    123,983      62,178
                                                                                          ----------   ---------

Property and equipment:
  Machinery and equipment................................................................     42,077      45,148
  Office, computer and research equipment................................................     29,847      30,873
  Leasehold improvements.................................................................      6,032       7,634
                                                                                           ---------   ---------
                                                                                              77,956      83,655

  Less accumulated depreciation and amortization.........................................     41,726      54,029
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     36,230      29,626
                                                                                           ---------   ---------

Goodwill and intangibles, net............................................................    139,373      16,312
                                                                                           ---------   ---------

Deferred income tax asset and other assets...............................................     15,553      18,037
                                                                                           ---------   ---------

           Total assets..................................................................  $ 315,139   $ 126,153
                                                                                           =========   =========



               The accompanying notes are an integral part of these Consolidated Financial Statements.


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                             ----------------------
                                                                                              2001         2002
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................  $ 57,577     $ 15,702
  Accrued expenses.......................................................................    22,838       16,105
  Accrued compensation...................................................................     4,687        2,374
  Current portion of long-term debt......................................................       103       11,186
                                                                                           --------    ---------

           Total current liabilities.....................................................    85,205       45,367
                                                                                           --------    ---------

Long-term debt...........................................................................    28,451       39,469
                                                                                           --------    ---------

Other long-term liabilities..............................................................     3,658        5,044
                                                                                           --------    ---------

Stockholders' equity:
Class A common stock, par $0.01..........................................................       425          459
  Authorized -- 109,000,000 shares
  Issued and outstanding - 42,472,787 at March 31, 2001 and 45,907,065 at March 31,
    2002
Class B common stock, par $0.01..........................................................       190          190
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,014,869 at March 31, 2001 and 19,014,869 at March 31,
    2002
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................       854          46
Additional paid-in capital...............................................................   357,684     364,566
Treasury stock at cost -- 0 and 93,000 shares, respectively..............................        --        (247)
Cumulative translation adjustment........................................................       (34)        (18)
Accumulated deficit......................................................................  (161,294)   (328,723)
                                                                                           --------    ---------

      Total stockholders' equity.........................................................   197,825     36,273
                                                                                           --------    ---------

           Total liabilities and stockholders' equity....................................$  315,139  $ 126,153
                                                                                           ========    =========


               The accompanying notes are an integral part of these Consolidated Financial Statements.


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                 ---------------------------------
                                                                                   2000       2001        2002
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue.............................................................   $90,185    $319,494    $191,302
Service revenue...............................................................    30,808      41,983      48,521
                                                                                --------    --------    --------
   Total revenues.............................................................   120,993     361,477     239,823
                                                                                --------    --------    --------

Cost of equipment sales.......................................................    70,965     306,143     176,162
Cost of services..............................................................    19,004      25,176      29,631
                                                                                --------    --------    --------
   Total cost of goods sold...................................................    89,969     331,319     205,793
                                                                                --------    --------    --------

    Gross margin..............................................................    31,024      30,158      34,030
                                                                                --------    --------    --------
Operating expenses:
  Sales and marketing.........................................................    15,338      30,323      19,883
  Research and development....................................................    10,789      33,308      22,444
  General and administrative..................................................    14,003      24,254      24,028
                                                                                                               -
  Goodwill and intangible amortization........................................     1,326      31,832      25,560
  Goodwill and intangible impairment..........................................      --         --         97,500
  Restructuring charge........................................................       550       1,700       6,258
                                                                                --------    --------    --------

     Total operating expenses.................................................    42,006     121,417     195,673
                                                                                --------    --------    --------

Operating loss................................................................   (10,982)    (91,259)   (161,643)
Other income (expense), net...................................................     1,056        --          (222)
Interest expense..............................................................     1,856       2,197       5,564
                                                                                --------    --------    --------

Loss before income tax benefit................................................   (11,782)    (93,456)   (167,429)
Benefit for income taxes......................................................   (3 ,600)       --          --
                                                                                --------    --------    --------
Loss before cumulative effect of change in accounting principle...............    (8,182)   (93,456)   (167,429)
Cumulative effect of change in accounting principle...........................       --        (400)       --
                                                                                --------    --------    --------

Net loss......................................................................  $ (8,182)  $(93,856)  $(167,429)
                                                                                ========   =========  ==========

Loss per share:
  Loss before cumulative effect of change in accounting principle.............   $ (0.22)   $ (1.53)    $ (2.60)
  Cumulative effect of change in accounting principle.........................       --       (0.01)      --
                                                                                --------    --------    --------

  Net loss per basic and diluted common share.................................  $ (0.22)    $ (1.54)    $ (2.60)
                                                                                ========    ========    ========

Average number of basic and diluted common shares outstanding ................    37,658      61,072      64,317
                                                                                ========    ========    ========


               The accompanying notes are an integral part of these Consolidated Financial Statements.


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common   Common  Additional Cumulative                                 Total
                           Comprehensive   Stock   Stock    Paid-in   Translation Deferred  Accum.  Treasury Stockholders'
                               Loss       Class A  Class B  Capital    Adjustment  Comp.    Deficit   Stock      Equity
                               ----       ------- --------  --------  ----------- --------  -------   -----      ------
                                                              (in thousands)

Balance, March 31, 1999                   $  169  $  195   $ 97,561    $  455     $  --   $ (59,256) $  --     $  39,124
  Net loss...........       $  (8,182)        --      --         --        --        --      (8,182)    --        (8,182)
  Translation adjustment         (271)        --      --         --      (271)       --          --     --          (271)
                            ---------
Total Comprehensive Loss $     (8,453)
                            ==========
  Class B Stock Converted to
     Class A Stock...                          5      (5)        --        --        --          --     --            --
  Issuance of Class A Common
    Stock and Issuance of stock
    options for acquisition                  202      --    227,564        --        --          --     --       227,766
  Options exercised including
    tax benefit......                          6      --      7,385        --        --          --     --         7,391
 Warrants issued with
   Subordinated debentures                    --      --      1,838        --        --          --     --         1,838
 Conversion of Subordinated
     Debentures and accrued
     interest, net of related
     debt issuance costs of
     $639 and debt discount
     of $1,169.......                         20      --     11,002        --        --         --      --        11,022
Shares sold under Employee
     Stock Purchase Plan                      --      --        135        --                   --      --           135
Deferred Compensation                         --      --         --        --       840         --      --           840
                                           -----   -----  ---------     ------    -----  ----------- -------    --------

Balance, March 31, 2000                      402     190    345,485       184       840    (67,438)     --       279,663
Net loss.............       $ (93,856)        --      --         --        --        --    (93,856)     --       (93,856)
    Translation adjustment       (218)        --      --         --      (218)       --         --      --          (218)
                            ----------
Total Comprehensive Loss    $ (94,074)
                            ==========
Class B Stock Converted to
     Class A Stock...                          0      (0)        --        --        --         --      --            --
Conversion of subordinated
     debentures......                         13      --      6,202        --        --         --      --         6,215
Options Exercised....                         10      --      5,757        --        --         --      --         5,767
 Shares sold under Employee
     Stock Purchase Plan                       0      --        240        --        --         --      --           240
Deferred Compensation                         --      --         --        --        14         --      --            14
                                           -----   -----  ---------     ------    -----  ----------- -------    --------

Balance, March 31, 2001                      425     190    357,684       (34)      854   (161,294)     --       197,825
Net loss.............       $ (167,429)       --      --         --        --        --   (167,429)     --      (167,429)
                            ==========
    Translation adjustment          16        --      --         --        16        --         --      --            16
                            ----------
Total Comprehensive Loss$     (167,413)
                            ==========
Issuance of Class A Common
    Stock ...........                         33      --      5,844        --        --         --      --         5,877
Options Exercised....                                 --         10        --        --         --      --            10
 Shares sold under Employee
     Stock Purchase Plan                       1      --        151        --        --         --      --           152
Treasury stock.......                         --      --         --        --        --         --    (247)         (247)
Deferred Compensation                         --      --        877        --      (808)        --      --            69
                                           -----   -----  ---------     ------    -----  ----------- -------    --------

Balance, March 31, 2002                    $ 459   $ 190  $ 364,566     $ (18)    $  46  $ (328,723) $ (247)    $ 36,273
                                           =====   =====  =========     ======    =====  =========== =======    ========

               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Fiscal Year Ended March 31,
                                                                              ----------------------------------
                                                                                2000       2001        2002
                                                                                ----       ----        ----
                                                                                       (in thousands)

Cash flows from operating activities:
  Net loss ..............................................................   $  (8,182)   $ (93,856)   $(167,429)
  Reconciliation of net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization ....................................       8,439       43,941       40,222
       Goodwill and intangible impairment ...............................        --           --         97,500
       Deferred taxes ...................................................      (7,222)        --            350
       Gain on liquidation of Westell Europe Ltd. .......................        (426)        --           --
       Accrued interest expense on debentures converted .................         110         --           --
       Deferred compensation ............................................         840           14         (807)
       Loss on sale of fixed assets and asset impairment ................        --           --          2,014
       Other ............................................................        --            147          (71)
  Change in assets and liabilities:
     Accounts receivable ................................................     (16,811)       7,045        9,656
     Inventories ........................................................      (7,271)     (42,451)      54,894
     Prepaid expenses and other current assets ..........................         113           75          (44)
     Refundable income taxes ............................................         (15)       9,323         --
     Other assets .......................................................        --            429         (164)
     Accounts payable and accrued expenses ..............................       7,890       38,969      (47,152)
     Accrued compensation ...............................................         277       (2,251)      (2,313)
                                                                            ---------    ---------    ---------

          Net cash (used in) provided by operating activities ...........     (22,258)     (38,615)     (13,344)
                                                                            ---------    ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment ..................................     (11,434)     (22,172)      (9,205)
   Proceeds from sale of equipment ......................................         432          190           62
   Increase in other assets .............................................          (8)        --           --
   Decrease in short-term investments ...................................        --          1,951         --
   Cash acquired in acquisition .........................................      29,805         --           --
                                                                            ---------    ---------    ---------

          Net cash provided by (used in) investing activities ...........      18,795      (20,031)      (9,143)
                                                                            ---------    ---------    ---------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes ............        --         28,400       (2,310)
  (Repayment) borrowing of long-term debt and leases payable ............      (2,064)      (2,596)      24,411
  Proceeds from issuance of convertible debt ............................      18,542         --           --
  Proceeds from issuance of Common Stock including tax benefit on options       7,526        6,008        6,668
                                                                            ---------    ---------    ---------

          Net cash provided by financing activities .....................      24,004       31,812       28,769
                                                                            ---------    ---------    ---------

Effect of exchange rate changes on cash .................................           2          (19)        --
          Net increase (decrease) in cash and cash equivalents ..........      20,543      (26,853)       6,282
Cash and cash equivalents, beginning of period ..........................       6,715       27,258          405
                                                                            ---------    ---------    ---------

Cash and cash equivalents, end of period ................................   $  27,258    $     405    $   6,687
                                                                            =========    =========    =========

               The accompanying notes are an integral part of these Consolidated Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend LLC (formerly Teltrend Inc.), design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Teltrend LLC was acquired on March 17, 2000. Conference Plus, Inc., an 88.3%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and multimedia teleconferencing services to various customers.

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

         In connection with the acquisition of Teltrend, the Company involuntarily terminated certain employees of Teltrend and recorded approximately $2.4 million in severance benefits, which is included in the $10,475,940 transaction costs described above. See Note 10 for further discussion.

         The following unaudited pro forma consolidated results of operations data (in thousands, except per share data) assumes the business acquisition described above occurred on April 1, 1999. The pro forma results below are based on historical results of operations including adjustments for interest, depreciation and amortization and do not necessarily reflect actual results that would have occurred.

                                                            March 31,
                                                              2000
                                                          -------------
                              Revenue................        $ 215,367
                              Net loss...............         (30,676)
                              Loss per share.........           (0.50)

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                                                 March 31,
                                                                                          ----------------------
                                                                                           2001         2002
                                                                                           ----         ----
                                                                                             (in thousands)

        Raw materials.................................................................... $ 47,989     $ 22,721
        Work in process..................................................................       26           39
        Finished goods...................................................................   51,153       14,889
        Reserve for excess and obsolete inventory and net realizable value...............  (26,100)     (19,475)
                                                                                          ---------    ---------

                                                                                          $ 73,068     $ 18,174
                                                                                          =========    =========

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

         During the fiscal year ended March 31, 2002, the Company recorded a charge of $13.9 million to reduce the carrying value of certain inventory and inventory purchase commitments to net realizable value. This adjustment was required due to a significant reduction in the selling prices of certain products and a reduction in orders for certain products resulting in increased excess and obsolete inventory reserves. Accrued purchase commitments totaled $8.3 million at March 31, 2002.

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

         Goodwill and Intangibles

         Intangible assets include goodwill, synergistic goodwill and product technology related to the Teltrend acquisition. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. At March 31, 2002, the cost basis and useful lives of intangible assets consist of the following:

                                                 Cost Basis              Life
                                                 ----------              ----
                                                (in thousands)

Goodwill.................................          $ 59,931          15 years
Synergistic goodwill.....................            57,000           5 years
Product technology.......................            55,600         2 - 7 years
                                                   --------
    Total................................           172,531
Less: accumulated amortization...........           (58,719)
Less: impairment.........................           (97,500)
                                                   --------
        Net..............................          $ 16,312
                                                   ========

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

         Due to the restructuring the Company implemented, along with current and expected market conditions in the T-1 line repeater and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed evaluations of the fair value of the Teltrend long-lived assets (including goodwill) during the quarters ended December 31, 2001 and March 31, 2002 and reported non-cash charges of $90.5 million and $7.0 million, respectively, to reduce the carrying value of recorded goodwill and intangibles to their estimated fair value.

See "New Accounting Pronouncements" for pending accounting change concerning goodwill and intangibles.

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

         The Company's subsidiary Conference Plus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.

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

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:

                                                                                                March 31,
                                                                                   ------------------------------------
                                                                                   2000       2001        2002
                                                                                   ----       ----        ----
                                                                                         (in thousands)

Schedule of non-cash investing and financing activities:
Warrants issued with subordinated debentures..................................$   1,838     $     --    $     --
          Conversion of subordinated debentures and accrued interest, net of related debt issuance costs of $639 and $531 and debt discount of
             $1,169 and $669 for the years ended March 31, 2000
             and 2001, respectively...........................................   11,022        6,215          --

 Acquisition of Teltrend Inc.
             Fair value of assets acquired ...................................$ 252,132     $     --   $      --
             Liabilities assumed..............................................  (24,366)          --          --
             Common stock issued and options assumed.......................... (277,766)          --          --

Cash paid for:
          Interest............................................................$   1,207     $  1,964   $   2,653
          Income taxes........................................................       29           37          17


         Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                  Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

                  Revolving promissory notes and installment notes payable to a bank: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectable accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, employee benefit plans cost, income taxes, and contingencies, among other things.

         Foreign Currency Translation

         The financial position and the results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in stockholders' equity.

         The Company records transaction gains or losses within Other income (expense), net for fluctuations on foreign currency rates on accounts receivable and cash and for fluctuations on foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future.

         Computation of Net Loss Per Share

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31 2000, 2001 and 2002, and therefore the net loss per basic and diluted earnings per share are the same.

         New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company plans to adopt these new standards on April 1, 2002. Adoption of SFAS 142 will eliminate the amortization of goodwill and is expected to reduce the amortization of other identifiable intangible assets to approximately $2 million for fiscal 2003. During fiscal 2003 the Company will perform the first of the required impairment tests as of April 1, 2002 and has not yet determined the effect that these tests will have on the earnings and financial position of the Company.

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

         For the restated three-month period ended June 30, 2000 and the year ended March 31, 2001, the Company recognized sales of $2,500,000 and the related operating income of $400,000 resulting from the change in accounting method; these amounts were previously recognized in sales and income in fiscal 2000 under the Company's previous accounting method. These sales and the related income also account for the cumulative effect of the change in accounting method in prior years, which resulted in a charge to net income of $400,000, or $.01 per share. This charge reflects the adoption of SAB No. 101 and is included in the restated three-month period ended June 30, 2000 and the year ended March 31, 2001.

         Reclassification of Accounts

         Certain prior year amounts have been reclassified in order to conform to the current-year presentation.

NOTE 2. REVOLVING CREDIT AGREEMENTS:

As of March 31, 2001, the Company had a revolving promissory note that enabled the Company to borrow up to $16.0 million and was due August 31, 2003. The revolver bore interest at the bank's prime rate (8% at March 31, 2001) plus 1% and was secured by substantially all of the assets of the Company. The Company had $28.4 million of borrowings under the revolving credit facility as of March 31, 2001.

On June 29, 2001, the Company amended the revolving credit facility, resulting in an asset-based, revolving lending facility providing for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $8.3 million and 70% of the guarantee described below. The$8.3 million inventory limitation is reduced by $.1 million on the first day of each month. The Company was eligible to borrow an additional $6.3 million as of March 31, 2002. Up to $10,000,000 of the facility is collateralized by substantially all assets of the Company and will remain available until June 30, 2002. The facility provides for maximum borrowings of up to $35.0 million. The facility is guaranteed by trusts for the benefit of Robert C. Penny III and other Penny family members and is supported by their brokerage account totaling approximately $10.0 million. In consideration of the guarantee, the Company granted these stockholders 512,820 warrants to purchase shares of Company Class A Common Stock for a period of five years at an exercise price of $1.95 per share. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. This revolving credit facility requires, among other things, the maintenance of target EBITDA and tangible net worth. The Company was not in compliance with these covenants at March 31, 2002. The Company and its lenders have entered into an amendment and waiver under which the covenant violations were waived.

On June 28, 2002, the Company amended the revolving credit facility. The amendment provides for a $5 million non-amortizing term loan and a $30 million revolving credit facility, both due June 30, 2003. The term loan is secured by, among other things, a security interest in Collateral granted by certain stockholders. The amendment also terminates the $10 million guarantee provided by trusts of Robert C. Penny III and other Penny family members. This new amendment provides for covenants regarding EBITDA, tangible net worth and maximum capital expenditures. Management expects to be in compliance with the covenants for the term of the debt.


NOTE 3. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                                   March 31,
                                                                                              ------------------
                                                                                              2001         2002
                                                                                              ----         ----
                                                                                                (in thousands)
Capitalized lease obligations secured by related equipment...............................     $  154      $1,687
Revolving Promissory note payable, interest at prime plus 1%, secured by
   substantially all assets of the Company, due through  June 2003.......................     28,400      26,090
Vendor notes payable.....................................................................         --      22,878

                                                                                              28,554      50,655

        Less current portion.............................................................       (103)    (11,186)
                                                                                            --------  ----------

                                                                                             $28,541     $39,469
                                                                                            ========  ==========

         Future maturities of long-term debt at March 31, 2002 are as follows (in thousands):

        2003.......................................................  $  11,186
        2004.......................................................     36,013
        2005.......................................................      3,456
                                                                   ------------
                                                                     $  50,655

At March 31, 2002 the Company has provided for inventory purchases from Solectron Technology SDN BHD.

On May 30, 2002 the Company signed two subordinated promissory notes with Solectron . One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company is committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note between the parties was signed on June 3, 2002 in the amount of $1.3 million and is payable monthly over one year. This note was part of the settlement of litigation with Celsian. All three notes bear and interest rate of prime plus 2.5%.


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

         On June 29, 2001, in consideration of a guarantee given by several shareholders to support the credit facility, the Company granted warrants to purchase 512,820 shares of Class A common shares at a conversion price of $1.95 per share. The warrants are exercisable at any time until June 29, 2006. The total value of the warrants, approximately $46,000, was recorded as expense. As of March 31, 2002, all warrants were outstanding.


NOTE 5. INCOME TAXES:

         The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:

                                                                                    Fiscal Year Ended March 31,
                                                                                  ------------------------------
                                                                                   2000       2001        2002
                                                                                   ----       ----        ----
                                                                                         (in thousands)
        Federal:
          Current.............................................................  $  (284)    $     --  $     --
          Deferred............................................................   (2,866)          --        --
                                                                                  -------    -------   ---------

                                                                                 (3,150)          --        --
                                                                                 --------    -------   ---------

        State:
          Current.............................................................      (40)          --        --
          Deferred............................................................     (410)          --        --
                                                                                   ------     ------    --------

                                                                                   (450)          --        --
                                                                                   ------     ------    --------

             Total............................................................ $ (3,600)     $    --   $    --
                                                                               ==========    =======   =========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 2000, 2001 and 2002, the Company generated approximately $662,000, $500,000 and $846,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

                                                                                      Fiscal Year Ended March 31,
                                                                                      ---------------------------
                                                                                     2000        2001       2002
                                                                                     ----        ----       ----

        Statutory federal income tax rate....................................        (34.0)%    (34.0)%   (34.0)%
        Meals and entertainment..............................................          0.6        0.1       0.1
        State income tax, net of federal tax effect..........................         (4.9)      (4.9)     (4.9)
        Income tax credits recognized........................................         (4.2)      (0.5)     (0.3)
        Valuation allowance..................................................          7.6       26.0      10.5
        Goodwill amortization................................................         4.2       13.2       28.5
        Other................................................................          0.1        0.1       0.1
                                                                                    ------    -------   -------

                                                                                     (30.6)%      0.0%      0.0%
                                                                                  ==========  ========  ========

Components of the net deferred income tax asset are as follows:

                                                                                                    March 31,
                                                                                             -----------------------
                                                                                              2001         2002
                                                                                              ----         ----

                                                                                                (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts................................................     $  517       $ 683
          Alternative minimum tax credit.................................................        605         998
          Research and development credit carryforward...................................      4,157       5,835
          Capital loss carryforward......................................................      2,328       2,328
          Compensation accruals..........................................................      1,554       1,223
          Inventory reserves.............................................................     14,430      11,247
          Warranty reserve...............................................................      1,198       1,203
          Net operating loss carryforward................................................     46,819      65,460
          Accrued interest...............................................................         --       1,164
          Other..........................................................................        662       3,079
                                                                                           ---------   ---------
                                                                                              72,270      93,220
        Deferred income tax liabilities:
          Property and equipment.........................................................        254         159
          Other..........................................................................         16          11
                                                                                          ---------- -----------
                                                                                                 270         170

           Valuation allowance...........................................................    (46,205)    (67,605)
                                                                                          ----------  ----------

             Net deferred income tax asset...............................................   $ 25,795    $ 25,445
                                                                                           =========   =========

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the net deferred tax asset is not assured and the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. At March 31, 1998, management determined that the strategy was not sufficient to realize all of the net deferred tax asset and as such the Company recorded a valuation allowance. During fiscal years 2000, 2001 and 2002 the Company increased the valuation allowances by $900,000, $27.7 million and $21.4 million, respectively. At March 31, 2002 management re-assessed the valuation of the net deferred tax asset and determined that the tax planning strategy was sufficient to support the realization of the recorded net deferred income tax asset. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.

         The Company has approximately $6.8 million in income tax credit carryforwards and a tax benefit of $65.4 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

NOTE 6. COMMITMENTS:

         The Company leases a 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration that runs through 2017.

         The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense was $2.5 million, $3.5 million and $4.5 million for 2000, 2001, and 2002, respectively.

     Total minimum future rental payments at March 31, 2002 are as follows (in thousands):

        2003......................................................   $  5,295
        2004......................................................      4,287
        2005......................................................      3,513
        2006......................................................      3,494
        2007......................................................      3,356
        Thereafter................................................     26,047
                                                                    ---------

                                                                     $ 45,992


NOTE 7. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

         On October 25, 2001 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of class A Common Stock authorized for issuance from 85,000,000 to 109,000,000.

         The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

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

Shares issued and outstanding:

The following table summarizes Common Stock transactions for fiscal years 2000, 2001 and 2002.

                                                                  Common Stock
                                                                 Shares Issued
                                                                      and
                                                                  Outstanding
                                                          ---------------------------            Treasury
                                                              Class A           Class B            Stock
                                                              -------           -------            -----
                                                                          (in thousands)

Balance, March 31, 1999..............................          16,928          19,528                 --
Class B Stock Converted to Class A Stock.............             477            (477)                --
Issuance of Class A Common Stock and Issuance of
    stock options for acquisition....................          20,196               --                --
Options exercised....................................             551               --                --
Conversion of Subordinated Debentures ...............           2,014               --                --
Shares sold under Employee Stock Purchase Plan.......              13               --                --
                                                           ----------         --------         ---------

Balance, March 31, 2000..............................          40,179           19,051                --
Class B Stock Converted to Class A Stock.............              36             (36)                --
Conversion of subordinated debentures................           1,164               --                --
Options Exercised....................................           1,044               --                --
Shares sold under Employee Stock Purchase Plan.......              50               --                --
                                                           ----------      -----------         ---------

Balance, March 31, 2001..............................          42,473           19,015                --
Issuance of Class A Common Stock ....................           3,315              --                 --
Options Exercised....................................               5              --                 --
 Shares sold under Employee Stock Purchase Plan......             114              --                 --
Treasury stock.......................................              --              --                (93)
                                                           ----------     -----------      -------------

Balance, March 31, 2002..............................         45,907           19,015                (93)
                                                            ========         =========     =============

NOTE 8. EMPLOYEE BENEFIT PLANS:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $501,000, $1.3 million and $487,000 for fiscal 2000, 2001 and 2002, respectively.

         Employee Stock Purchase Plan:

         The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 2000 and 2001 there were 126,512 and 76,781 shares, respectively, available for future issuance. As of March 31, 2002 no shares were available for issuance.

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan (SIP plan) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company. During fiscal 2000, the SIP plan was amended to allow the issuance of stock options to advisory board members and consultants. No stock awards were issued in fiscal 2000, 2001 or 2002.

         During March 2000, as part of the Teltrend merger (see Note 1), the Company adopted the following three stock options plans (collectively the "three adopted option plans"): Teltrend Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan"), Teltrend Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"), and Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (the "1997 Director Option Plan"). Under both the 1995 and 1996 Stock Option Plans nonqualified stock options were granted to key employees. Nonqualified stock options were granted to Non-Employee Directors under the 1997 Director Option Plan.

         Under the Company's Stock Incentive Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan ("all stock plans"), 13,000,000 shares were authorized and there were 4,079,740 shares available for further issuance at March 31, 2002. The stock option activity under all stock plans is as follows:

                                                         Outstanding        Weighted Average
                                                           Options           Exercise Price
                                                           -------           --------------

        Outstanding at March 31, 1999...............      2,643,446                6.69

                  Granted...........................      4,287,827                7.11
                  Exercised.........................      (551,041)                6.07
                  Expired...........................         --                  --
                  Canceled..........................      (543,020)                5.49
                                                        -----------           ---------
        Outstanding at March 31, 2000...............      5,837,212                7.17

                  Granted...........................      3,859,650               11.79
                  Exercised.........................    (1,043,826)               5.53
                  Expired...........................         --                  --
                  Canceled..........................    (1,293,708)                9.75
                                                      -------------            --------
        Outstanding at March 31, 2001...............      7,359,328             $  9.37

                  Granted...........................      5,726,973                1.94
                  Exercised.........................        (5,000)               2.12
                  Expired...........................         --                  --
                  Canceled..........................    (3,863,173)                7.35
                                                      -------------            --------
        Outstanding at March 31, 2002...............      9,218,128             $  5.61


         The exercise price of the stock options granted is generally established at the market price on the date of the grant. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

         As part of the Teltrend merger on March 17, 2000, the vested options under the three adopted option plans were exchanged at a ratio of 3.3 shares of Westell common stock for each share of Teltrend common stock and the option strike price was adjusted by that same ratio. These options are included in the granted totals above for the year ended March 31, 2000.

         During fiscal 2000, 2001 and 2002, respectively, the Company granted 30,000, 3,000 and 30,000 stock options to non-employee advisory board members or consultants. Compensation expense of $840,000, $13,545 and $23,871 was recognized for the issuance of these non-employee stock options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" FAS 123 for fiscal 2000 and 2001 respectively.

          The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to options granted to "employees" as defined in APB Opinion 25. Had compensation cost for these options been determined consistent with ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $(13,530,000), $(108,585,000) and $(178,124,000) and $(0.36), $(1.78) and $(2.77) for fiscal
2000, 2001 and 2002, respectively.

         The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, with the exception of the options assumed in the acquisition which are described in Note 1. The estimate assumes, among other things, a risk-free interest rate of 6.5% and no dividend yield; expected volatility of 73% and an expected life of 7 years. A majority of the options granted to employees in fiscal 2001 vest ratably over five years. Options granted in fiscal 2000 related to the Teltrend merger were fully vested due to the change in control provision in the three adopted plans. A majority of the remaining options granted to employees in fiscal 2000 and 2002 vest ratably over two to five years. Certain options vest upon the earlier of the achievement of individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 2000, 2001 and 2002 were $5.52, $8.43 and $1.94, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2002:

                                         Options Outstanding                         Options Exercisable
                     -----------------------------------------------------   -----------------------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/02              Life         Exercise Price         3/31/02        Exercise Price
    ------------    -----------------    -----------------  --------------   -------------------  --------------

   $1.07 - $1.95         2,903,817             9.38 yrs           $ 1.47                   0          $ 0.00
    1.96 -   4.00        2,237,135             8.40 yrs             2.64             677,935            3.81
    4.02 -   5.34        1,930,295             7.88 yrs             5.02             706,087            5.03
    5.44 -  21.44        2,070,331             6.95 yrs            14.21           1,375,785           12.41
    22.44 - 36.18          76,550             7.93 yrs            31.49              34,300           32.11
                      ------------           ----------       ----------           ---------      ----------

    $1.07 - 36.18        9,218,128             8.27 yrs           $ 5.61           2,795,107          $ 8.70


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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

                                                              Telecom          Telecom      Consolidated
                                                             Equipment        Services         Total
                                                           ------------     ------------     ---------
2000
      Revenues............................................      $90,185        $30,808       $120,993
      Operating income (loss).............................     (16,264)          5,282       (10,982)
      Depreciation and amortization.......................        6,085          2,354          8,439
      Total assets........................................      321,921         20,649        342,570

2001
      Revenues............................................     $319,494        $41,983       $361,477
      Operating income (loss).............................     (99,387)          8,128       (91,259)
      Depreciation and amortization.......................       40,553          3,388         43,941
      Total assets........................................      295,960         19,179        315,139

2002
      Revenues............................................     $191,302        $48,521       $239,823
      Operating income (loss).............................    (166,063)          4,420      (161,643)
      Depreciation and amortization.......................       35,847          4,375         40,222
      Total assets........................................      105,969         20,184        126,153


Reconciliation of Operating loss for the reportable segments to Loss before income taxes:

                                                                     Fiscal Year Ended March 31,
                                                                  ---------------------------------
                                                                2000             2001           2002
                                                                ----             ----           ----

Operating loss............................................  $ (10,982)      $ (91,259)    $ (161,643)
Other income, net.........................................       1,056              --          (222)
Interest expense..........................................       1,856           2,197         5,564
                                                               --------        -------       --------

Loss before income taxes..................................  $ (11,782)      $ (93,456)    $ (167,429)
                                                              ========      ==========    ===========

         Enterprise-wide Information:
         ----------------------------

         The Company's revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States for in fiscal years 2000 and 2002 and approximately 84% in fiscal year 2001. Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

                                                       Fiscal Year Ended
                                                            March 31,
                                                       2000  2001   2002
                                                       ----  ----   ----
Customer A............................................ 14.7% 25.9% 43.2%
Customer B............................................ 19.2  17.6  14.9
Customer C............................................  7.9  14.3   3.5

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

                                                            Fiscal Year Ended
                                                                March 31,
                                                             ----------------
                                                             2001       2002
                                                             ----       ----
        Customer I..................................         41.2%       46.5%
        Customer II.................................          5.4        12.6
        Customer III................................         25.1        10.4

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:

                                           Domestic   International   Total
                                           --------   -------------   -----
                                                     (in thousands)
2000
        Revenue.......................... $ 110,124    $  10,869  $ 120,993
        Operating loss...................   (10,243)       (739)    (10,982)
        Identifiable assets..............    334,907       7,663    342,570
                                                                           =

2001
        Revenue.......................... $ 303,758     $ 57,719  $ 361,477
        Operating loss...................   (88,394)     (2,865)    (91,259)
        Identifiable assets..............   313,067        2,072    315,139

2002
        Revenue.......................... $ 224,341     $ 15,482  $ 239,823
        Operating loss...................  (161,513)       (130)   (161,643)
        Identifiable assets..............   124,045        2,108    126,153


International identifiable assets and operating loss are related to Westell Ltd., which is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.


NOTE 10. RESTRUCTURING CHARGE:

         The Company recognized a restructuring charge of $550,000 in the three months ended March 31, 2000. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of these activities will be $2.9 million. Approximately $2.4 million of the total cost has been capitalized as part of the purchase price of Teltrend Inc primarily related to Teltrend Inc. employees involuntarily terminated. The remaining cost of $550,000 has been charged to operations and relates to Westell employees involuntarily terminated and other costs. As of March 31, 2002, $2.0 million of these costs have been paid.

         The Company recognized restructuring charges of $1.7 million in fiscal year 2001 and $6.3 million in fiscal year 2002. These charges included personnel, facility, and certain development contract costs related to restructuring global operations. The fiscal 2001 restructuring plan was to decrease costs by workforce reduction. The 2001 restructuring was focused primarily on the sales and marketing functions and is expected to generate a payroll cost savings of approximately $2.5 million annually. As of March 31, 2002, $1.7 million and $3.0 million of restructuring cost has been paid for charges taken in fiscal 2001 and 2002 respectively. The fiscal 2002 restructuring plan was to further decrease costs primarily by workforce reduction where approximately 200 employees were impacted and to realign the Company's cost structure with the anticipated business outlook.

The restructuring charges and their utilization are summarized as follows:


                   Accrued    Teltrend        2000  2000      Accrued       2001     2001  Accrued        2002      2002  Accrued
(Dollars in           at      Inc.         Charged  Utilized     at      Charged  Utilized    at       Charged  Utilized     at
thousands)         March 31   Involuntary                    March 31                      March 31                       March
                     1999     Termination                      2000                          2001                         31 2002
-----------------------------------------------------------------------------------------------------------------------------------
Employee costs...... $601         $2,356      $250     $547    $ 2,604   $ 1,550  $ 1,552    $ 2,602   $ 4,066    $4,629   $ 2,039
Contract costs......   89                       --       --         --        --       --         --        --        --        --
Legal, other and
facility costs......  154                      300      130        300       150       55        395     2,191       412     2,174

Charge reversal.....   --                       --      169         --        --       --         --        --        --        --
-----------------------------------------------------------------------------------------------------------------------------------
Total............... $844         $2,356      $550     $846    $ 2,904   $ 1,700  $ 1,607    $ 2,997   $ 6,257   $ 5,041   $ 4,213
===================================================================================================================================


NOTE 11. OTHER INCOME, NET:

         In fiscal 2000, the Company recognized other income of $650,000 resulting from foreign currency gain from the liquidation of Westell Europe Ltd. Excluding the effect of this one time benefit, Other income, net would have been $426,000 for fiscal year ended March 31, 2000. Excluding this one time item, Other income, net for the years ended March 31, 2001 and 2002 was primarily due to interest income earned on temporary cash investments made as a result of investing available funds.

NOTE 12. LITIGATION:

The Company is a party to various legal actions arising in the normal course of business and to class action shareholder suits against the Company and current and former officers thereof. These suits are at various stages of legal proceeding. Management, after taking into consideration legal counsel's evaluation, is unable to determine the likely outcome of these actions, but believes the outcome of one or more of the actions could have a material adverse effect on the Company's financial position.

We have not been able to obtain, after reasonable efforts, the re-issued report or consent of Arthur Andersen LLP related to the March 31, 2000 financial statements. Therefore, we have included a copy of their previously issued report.

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




/s/ Arthur Andersen LLP

Chicago, Illinois
May 10, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Westell Technologies, Inc.

         We have audited the consolidated financial statements of Westell Technologies, Inc. as of March 31, 2002 and 2001, and for the years then ended, and have issued our report thereon dated May 21, 2002, except for Notes 2 and 3, as to which the date is June 28, 2002 (included elsewhere in this Registration Statement). Our audit also included the 2002 and 2001 information on the financial statement schedule listed in Item 16(b) of this Registration Statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the 2002 and 2001 information on the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP



Chicago, Illinois
May 21, 2002

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)


                                                                                   2000       2001        2002
                                                                                   ----       ----        ----

Balance at beginning of year..................................................     $703       $855      $1,363
Transfer from acquired company................................................      273         --          --
Provision for doubtful accounts...............................................      223        627         971

Write-offs of doubtful accounts, net of recoveries............................     (344)      (119)       (803)

Balance at end of year........................................................     $855     $1,363      $1,531
                                                                                   ======   ========    ========



                                               RESTRUCTURING RESERVES
                                                   (IN THOUSANDS)


                                                                                   2000      2001        2002
                                                                                   ----      ----        ----

Balance at beginning of year..................................................  $   844    $ 2,904     $ 2,997
Purchase price adjustment.....................................................    2,356         --          --
Charges to operating expenses.................................................      550      1,700       6,257
Restructuring costs paid......................................................     (677)    (1,607)     (5,041)
Charge reversal...............................................................     (169)        --          --

Balance at end of year........................................................  $ 2,904    $ 2,997     $ 4,213
                                                                                =========    =======   =========