Form 10-K/A
period 2002-03-31
WESTELL TECHNOLOGIES INC
filed 2002-07-17
CIK 1002135

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                             ---         ---

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

The following documents are incorporated into this Form 10-K by reference:
    Proxy Statement for 2002 Annual Meeting of Stockholders (Part III).

This amendment to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002 (the "10-K") amends the 10-K to file the accountant's consent of Ernst & Young LLP, which was inadvertently excluded from the original filing.

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

                  (3)      Exhibits
                           --------

                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
                           3.2      Amended and Restated By-laws laws
                                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20, 1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           +10.1 Subordination Participation Agreement dated as of June 28, 2002, between LaSalle National Association and certain Penny family trusts.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan.(2) (Incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           10.9     {Intentionally omitted.}
                           10.10    {Intentionally omitted.}
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024)
                           10.12 Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           *10.14 Agreement dated September 13, 1988 between Richard Riviere and Westell Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.14 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.15 Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           10.16 Amended and Restated Loan and Security Agreement dated June 29, 2001 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for fiscal year ended March 21, 1996).
                           10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to the exhibit of equal number to the Company's Form 10-K for fiscal year ended March 21,
                                    1996).
                           10.19 Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies,

                                    Inc., Westell, Inc., Westell International,
                                    Inc., Conference Plus, Inc., and Teltrend,
                                    Inc. (incorporated by reference to Exhibit
                                    10.1 to the Company's Form 10-Q for the
                                    period ended December 31, 2000).
                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K
                                    filed on April 17, 2001).
                           10.21 Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit
                                    10.16 to the Company's Annual Report on Form
                                    10-K for the year ended March 31, 2001).
                           10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           *10.23 Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit
                                    10.23 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended September
                                    30, 2001).
                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           +10.25 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 28, 2002 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.
                           21.1 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP. (Filed
                                    herewith)
                           --------------------

                           *Management contract or compensatory plan or
                            arrangement.
                           +Previously filed.

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


                                       WESTELL TECHNOLOGIES, INC.

                                       By  /s/ Nicholas C. Hindman
                                           -------------------------------------
                                           Nicholas C. Hindman, Chief
                                           Financial Officer and Senior Vice
                                           President