Form 10-K/A
period 2002-03-31
WESTELL TECHNOLOGIES INC
filed 2002-07-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K
(Mark One)

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from          to        .
                                                           ---------   --------
Commission file number:    0-27266
                        ------------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3154957
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                       60504
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock (including Class B Common Stock which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on June 21, 2002 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $66,805,760. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 21, 2002, 45,907,065 shares of the registrant's Class A Common Stock were outstanding and 19,014,869 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

EXPLANATION FOR AMENDMENT:

        The Annual Report on Form 10-K of Westell Technologies, Inc. (the "Form 10-K") for the fiscal year ended March 31, 2002 is being filed with the SEC to include the items required to be disclosed under Part III of the Form 10-K.

        As originally filed, the Form 10-K incorporated the information required by Part III by reference to the Company's proxy statement for its 2002 annual meeting, as permitted by Instruction G(3). Because the proxy is not expected to be filed with the SEC within 120 days of the end of Westell's fiscal year, Part III of the Form 10-K is hereby being amended.

PART I  EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information with respect to the current executive officers of the Company. Please refer to the information contained below under Part III, Item 10 for biographical information of executive officers who are also directors of the Company.

Name                         Age    Position
---------------------------  ---    --------------------------------------------
John W. Seazholtz..........  66     Chairman of the Board of Directors
E. Van Cullens.............  56     President and Chief Executive Officer
Nicholas C. Hindman, Sr....  51     Treasurer, Secretary, Senior Vice President
                                      and Chief Financial Officer
William J. Noll............  60     Senior Vice President of Product Development
                                      and Chief Technology Officer
John C. Clark..............  54     Senior Vice President of Operations
Richard P. Riviere.........  48     Senior Vice President of Transaction
                                      Services and President and Chief
                                      Executive Officer - Conference Plus, Inc.
Melvin J. Simon............  57     Assistant Secretary, Assistant Treasurer and
                                      Director

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

         John C. Clark has served as Senior Vice President of Operations since April 2001. Prior to joining the Company, Mr. Clark was Vice President of Manufacturing from September 1998 to October 2000 with 3COM. Mr. Clark was Director of Material Management at US Robotics/3COM from January 1996 to September 1998. From 1994 to 1996, Mr. Clark served as Area Vice President of Operations for Caremark. He also served as Director of Materials Management for Caremark from 1991 to 1996.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to current members of the Board of Directors.

                                DIRECTOR    PRINCIPAL OCCUPATION AND OTHER
NAME AND AGE                      SINCE     INFORMATION
------------                      -----     -------------------------------

John W. Seazholtz (66)            1997      John W.  Seazholtz has served as
                                            Director of the Company since
                                            December 1997 and was elected
                                            Chairman in April 2000. Mr.
                                            Seazholtz was President and Chief
                                            Executive Officer of Telesoft
                                            America, Inc. from May 1998 to May
                                            2000 In April 1998, Mr. Seazholtz
                                            retired as Chief Technology Officer
                                            - Bell Atlantic where he served
                                            since June 1995. Mr. Seazholtz
                                            previously served as Vice President
                                            Technology and Information Services
                                            - Bell Atlantic and in other
                                            executive capacities with Bell
                                            Atlantic beginning in 1962. Mr.
                                            Seazholtz currently serves as a
                                            Director for; Odetics, Inc., a
                                            supplier of digital data management
                                            products for the security, broadcast
                                            and computer storage markets, and
                                            for ASC-Advanced Switching
                                            Communications, an ATM network
                                            equipment developer and for Mariner,
                                            Inc a ATM LAN CPE developer.

Melvin J. Simon (57)              1992      Melvin J. Simon has served as
                                            Assistant Secretary and Assistant
                                            Treasurer of the Company since July
                                            1995 and as a Director of the
                                            Company since August 1992. From
                                            August 1992 to July 1995, Mr. Simon
                                            served as Secretary and Treasurer of
                                            the Company. A Certified Public
                                            Accountant, Mr. Simon founded and
                                            has served as President of Melvin J.
                                            Simon & Associates, Ltd., a public
                                            accounting firm, since May 1980. Mr.
                                            Simon serves as a Director of the
                                            Company's 88% owned subsidiary
                                            Conference Plus, Inc.

Paul A. Dwyer (68)                1996      Paul A. Dwyer has served as a
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
                                            1998.

Robert C. Penny III (49)          1998      Robert C. Penny III has served as a
                                            Director of the Company since
                                            September 1998. He has been the
                                            managing partner of P.F. Management
                                            Co., a private investment company,
                                            since May 1980.

Thomas A. Reynolds, III (51)      2000      Thomas A.  Reynolds has served as
                                            Director of the Company since
                                            January 2000. He is a partner with
                                            Winston & Strawn, an international
                                            law firm headquartered in Chicago
                                            and currently serves as a member of
                                            the Board of Directors of Smurfit
                                            Stone Container Corporation and
                                            Georgetown University and serves as
                                            a Trustee of the Brain Research
                                            Foundation.

Bernard F. Sergesketter (66)      2000      Bernard F.  Sergesketter  has served
                                            as a Director of the Company since
                                            March 2000. Mr. Sergesketter is
                                            President and Chief Executive
                                            Officer of Sergesketter &
                                            Associates, a telecommunications
                                            consulting firm, since 1994. He
                                            served as a Vice President of AT&T
                                            from January 1993 to August 1994.
                                            Mr. Sergesketter was a Director of
                                            Teltrend, Inc, a wholly owned
                                            subsidiary of the Company, from
                                            January 1996 to March 2000 and
                                            currently serves a Director of the
                                            Illinois Institute of Technology,
                                            The Mather Foundation and The Sigma
                                            Chi Foundation.

E. Van Cullens (56)               2001      E. Van Cullens has served as
                                            President, Chief Executive Officer
                                            and Director of the Company since
                                            July 2001. Prior to joining the
                                            Company, Mr. Cullens operated
                                            Cullens Enterprises, LLC, a
                                            management consulting firm focused
                                            in telecommunications, from June
                                            2000 through June 2001. From June
                                            1999 to May 2000, Mr. Cullens served
                                            as President and Chief Operating
                                            Officer of Harris Corporation and
                                            served as President, Communications
                                            Sector from May 1997 to June 1999.
                                            Mr. Cullens served in various
                                            executive capacities with Siemens A.

                                            G. and affiliated companies from
                                            January 1991 to April 1997.

Roger L. Plummer (60)             2001      Roger L. Plummer has served as a
                                            Director of the Company since
                                            September, 2001. Mr. Plumber
                                            currently serves as the Managing
                                            Director of the International
                                            Engineering Consortium. Mr. Plummer
                                            also serves as a consultant to
                                            various communication technology
                                            companies on corporate organization
                                            and culture. Mr. Plummer previously
                                            served in various executive
                                            capacities at Ameritech and its
                                            predecessor, Illinois Bell,
                                            including President of the Ameritech
                                            Custom Business Services unit, and
                                            in various executive capacities at
                                            AT&T. Mr. Plummer serves as a Board
                                            member of: University of Illinois,
                                            DePaul University, Chicago public
                                            television Channel 11, Rush Hospital
                                            Neurobehavioral Center and the
                                            Chicago Symphony Orchestra.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Exchange Act requires that the Company's officers and directors and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. During fiscal 2002, to the knowledge of the Company, all of these reporting persons have complied with the Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended March 31, 2000, 2001 and 2002, with respect to all compensation paid or earned for services rendered to the Company by persons who served as the Company's Chief Executive Officers during fiscal 2002 and the Company's four other most highly compensated executive officers who were serving as executive officers at March 31, 2002 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                             ANNUAL COMPENSATION         COMPENSATION
                                                             -------------------         ------------
                                                                                          SECURITIES
                                                                      OTHER ANNUAL        UNDERLYING         ALL OTHER
                                    FISCAL     SALARY      BONUS      COMPENSATION        OPTIONS(1)     COMPENSATION(3)
NAME AND PRINCIPAL POSITION          YEAR        ($)          ($)           ($)            (SHARES)              ($)
---------------------------          ----        ---          ---           ---            --------              ---

E.Van Cullens                        2002       344,898    200,000     217,182(2)        1,876,926                -
   President and Chief               2001             -          -          -                    -                -
Executive Officer                    2000             -          -          -                    -                -


J. William Nelson(4)                 2002       311,233    123,702          -              181,007            3,500
   Former Chief Executive Officer    2001       259,519    336,800          -              100,000            5,118
                                     2000       244,038    298,080          -              195,000            7,624


John C. Clark                        2002       234,519      2,500          -              122,632                -
   Senior Vice President             2001             -          -          -                    -                -
of                Operations         2000             -          -          -                    -                -

Nicholas C. Hindman, Sr.             2002       200,000     18,000          -              117,883               -
   Treasurer, Secretary, Senior      2001       200,000     39,200          -                    -               -
   Vice President and Chief          2000       176,854     10,000          -               75,000               -
   Financial Officer

William J. Noll                      2002       222,000    143,600          -                                     -
   Senior Vice President of          2001       184,711    186,500          -              135,402            2,302
   Research & Development and        2000       216,953    177,225      9,530(2)            85,750            3,127


   Chief Technology Officer                                                                 25,000

Richard P. Riviere                   2002      208,000     127,772          -                 -                  -
   Vice President of Transaction     2001      196,712     120,442          -                 -                   -
   Services Chief Executive          2000      172,000     150,831          -                 -               4,889
   Officer of Conference Plus,
   Inc.

------------------
(1)  Stock options granted during fiscal 2002 were non-qualified stock options of Class A Common Stock and were issued under the 1995 Stock Incentive Plan of the Company.
(2)  Represents reimbursed relocation expense and tax gross up.
(3)  Represents matching contributions under the Company's 401(k) Profit Sharing
     Plan for fiscal 2002.
(4)  Mr. Nelson resigned from the Company effective July 2001 to pursue other business interests.  Compensation includes severance.


         The following tables set forth the number of stock options granted to each of the Named Executive Officers during fiscal 2002, the stock option exercises and the exercisable and unexercisable stock options held by the Named Executive Officers as of March 31, 2002. For purposes of table computations, the fair market value of the Company's Class A Common Stock at March 31, 2002 was equal to $1.54 per share, the closing sale price on the Nasdaq National Market on March 31, 2002.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED ANNUAL
                                                                                               RATE OF STOCK PRICE
                                                                                                  APPRECIATION
                                                          INDIVIDUAL GRANTS                     FOR OPTION TERM(2)
                                                          -----------------                     ------------------
                                      NUMBER OF     PERCENT OF
                                     SECURITIES   TOTAL OPTIONS
                                     UNDERLYING     GRANTED TO    EXERCISE OR
                                       OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                                 GRANTED(#)   FISCAL YEAR(1)     ($/SH)         DATE          5%            10%
----                                 ----------   --------------     ------         ----          --            ---

E. Van Cullens                      1,000,000(3)          17.46%         1.950    06/28/11     1,226,345    3,107,798
                                      400,000(6)           6.98%         1.950    06/28/11       490,538    1,243,119
                                      400,000(6)           6.98%         1.950    06/28/11       490,538    1,243,119
                                       76,923(6)           1.34%         1.950    06/28/11        94,334      239,061
J. W. Nelson                          100,000(5)           1.75%         1.120    04/10/11        70,736      178,499
                                       81,007(6)           1.41%         2.185    05/30/11       111,315      285,093
Nicholas C. Hindman                    75,000(5)           1.31%         2.120    04/10/11        99,994      253,405
                                       20,000(4)            .35%         1.135    09/19/11        14,276       36,178
                                       22,883(6)            .40%         2.185    05/30/11        31,444       79,686
William J. Noll                        75,000(5)           1.31%         2.120    04/10/11        99,994      253,405
                                       38,902(6)            .68%         2.185    05/30/11        53,457      135,469
                                       20,000(4)            .35%         1.135    09/19/11        14,276       36,178
                                        1,500(6)            .03%         1.770    03/14/12         1,670        4,231
John C. Clark                          50,000(4)            .87%         2.110    04/16/11        66,348      168,140
                                       52,632(6)            .92%         2.185    05/30/11        72,323      183,282
                                       20,000(4)            .35%         1.135    09/19/11        14,276       36,178
Richard P. Riviere                            --              --            --          --            --           --

------------------
(1)  Based on 5,726,973 total options granted to employees, including the Named
     Executive Officers, in fiscal 2002.
(2)  The potential  realizable value is calculated  based on the term of the option at its time of grant (ten years).  It is calculated by assuming the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.
(3)  These options vest over a four-year period with 25% vesting per year and have a 10-year life subject to earlier termination upon the occurrence of certain events related to termination of employment.
(4)  These options vest over a five-year period with 20% vesting per year and have a 10-year life subject to earlier termination upon the occurrence of certain events related to termination of employment.
(5)  These options vest over a five-year period with 5% vesting per quarter and have a 10-year life subject to earlier termination upon the occurrence of certain events related to termination of employment.
(6)  These options are performance-based and vest in full at the earlier of achievement of certain performance goals or eight years after grant date.
     The options have a ten-year life subject to earlier termination upon the occurrence of certain events related to termination of employment.



                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                   SHARES          VALUE       OPTIONS AT FISCAL YEAR END   IN-THE-MONEY OPTIONS AT
                                ACQUIRED ON       REALIZED                 (#)                FISCAL YEAR END ($)    E)
NAME                            EXERCISE (#)       ($)(1)      (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABL
----                            ------------       ------      ---------------------------  -------------------------

E. Van Cullens                       -               -                 0/1,876,926                     -
John C. Clark                        -               -                  0/122,632                   -/8,100
J. William Nelson                  5,000           1,400                    -                          -
William J. Noll                      -               -               187,750/201,402                -/8,100
Nicholas C. Hindman                     -                -           47,250/136,633                 -/8,100
Richard P. Riviere                   -               -                21,600/2,400                     -


------------------
(1)  Value is calculated by subtracting the exercise price per share from the fair market value at the time of exercise and multiplying this amount by the number of shares exercised pursuant to the stock option.
(2)  Value is calculated by subtracting the exercise price per share from
     $1.54, the fair market value of the Class A Common Stock at March 31, 2002, and multiplying such amount by the number of shares subject to the option.



EXECUTIVE OFFICER AGREEMENTS

          The Company has severance agreements with certain Named Executive Officers of the Company. The severance agreements provide that in the event such officer is terminated without Cause (as defined therein) or such officer resigns for Good Reason (as defined therein), the Company shall pay to such officer severance payments equal to such officer's salary and bonus for the fiscal year in which the termination occurs, and the severance agreements also provide for the payment of certain amounts upon the occurrence of certain events. The executive officers entering into the severance agreements agreed not to compete with the Company for one year in the event that their termination entitles them to severance payments and not to solicit any Company employees for a period of one year after a termination of such officer's employment with the Company. The Company's severance payment obligations and an officer's right to this additional bonus shall terminate upon such officer's death, resignation without Good Reason, retirement or termination for Cause. Payments are being made pursuant to these agreements for Mr. Nelson.

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


DIRECTOR COMPENSATION

Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Robert C. Penny III, who received no compensation. In the fiscal year ended March 31, 2002, outside directors, except for Robert C. Penny III and John W. Seazholtz were granted stock options to purchase 25,000 shares that vest annually over four years. John Seazholtz was granted stock options to purchase 35,000 shares that vest annually over four years. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. In November 1995, Mr. Dwyer was granted an option to purchase 89,900 shares of Class A Common Stock at an exercise price of $6.50 per share. Mr. Dwyer's options vest at a rate of 1,872 shares per month commencing January 1, 1996. In addition, Mr. Simon also receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company. Other than as described in this paragraph, directors who are employees of the Company do not receive additional compensation for service as directors.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         The Compensation Committee is currently composed of Messrs. Dwyer (Chair), Penny, Seazholtz and Simon, the Assistant Secretary and Assistant Treasurer of the Company. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $15,475, $18,236 and $36,845 in fiscal 2000, 2001 and 2002, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

         In June 2001, trusts for the benefit of Robert C. Penny III, a director of the Company, and other Penny family members, entered into a guaranty of $10 million of the Company's obligations under its revolving credit facility. In consideration of the guarantee, the Company has granted those trusts warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share (the fair market value on the date of grant) and agreed to grant registration rights with respect to shares acquired upon exercise.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of July 23, 2002, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director,
(iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Under Rule

13d-3 of the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.


STOCKHOLDERS,                            NUMBER OF        NUMBER OF         PERCENT OF       PERCENT OF      PERCENT OF
NAMED EXECUTIVE                           CLASS A          CLASS B            CLASS A          CLASS B      TOTAL VOTING
OFFICERS AND DIRECTORS                  SHARES(1)(2)       SHARES(2)       COMMON STOCK    COMMON STOCK        POWER(3)
----------------------                  ------------       ---------       ------------    ------------        --------

Robert C. Penny III...........              --           18,268,297(4)          --               96.1%          59.9%
Melvin J. Simon...............               180,500(5)  19,014,868(4)(6)        *              100.0%          62.4%
State of Wisconsin
  Investment Board(7).........             8,536,559            --             18.6%             --              6.9%
Becker Capital Management (8)              4,488,610            --              9.8%             --              3.4%
Tocqueville Asset Management (9)           2,487,400                            5.4%
Dimensional Fund Advisors Inc. (10)        2,361,880                            5.1%

E. Van Cullens................               352,192            --               *               --               *
John W. Seazholtz.............               134,500            --               *               --               *
J. William Nelson(11).........               375,851            --               *               --               *
Richard P. Riviere............                21,600           --                *               --               *
Nicholas C. Hindman, Sr.......               115,169            --               *               --               *
William J. Noll...............               290,662            --               *               --               *

John Clark....................                51,763            --               *               --               *
Paul A. Dwyer.................               172,400            --               *               --               *
Bernard F. Sergesketter.......                52,200            --               *               --               *
Thomas A. Reynolds III........               166,500            --               *               --               *
Roger L. Plummer..............                 --               --               *               --               *
All Directors and Executive
  Officers as a group
  (13 Persons)................             1,913,337     19,014,868             4.1%            100.0%          63.9%

------------------
*    Less than 1%

(1) Includes options to purchase shares that are exercisable within 60 days of July 23, 2002 as follows: Mr. Cullens: 305,192; Mr. Simon: 139,000 shares;
     Mr. Nelson: 25,000 shares; Mr. Noll: 290,662 shares; Mr. Dwyer: 150,400 shares; Mr. Seazholtz: 117,500 shares; Mr. Sergesketter: 52,200 shares; Mr.
     Reynolds: 26,500 shares; Mr. Riviere: 21,600 shares; Mr. Hindman: 105,169;
     Mr. John Clark: 51,763; and all directors and officers as a group:
     1,284,986 shares.
(2) Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.
(3)  Percentage of beneficial ownership is based on 45,907,065 of Class A Common
     Stock and 19,014,869 shares of Class B Common Stock outstanding as of July
     23, 2002.
(4) Includes 18,268,297 shares of Class B Common Stock held by Messrs. Penny and Simon, as Trustees pursuant to a Voting Trust Agreement dated February
     23, 1994, as amended (the "Voting Trust"), among Robert C. Penny III and
     Melvin J. Simon, as trustees (the "Trustees"), and certain members of the Penny family and the Simon family. The Trustees have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. The Voting
     Trust contains 5,469,636 shares held for the benefit of Mr. Penny and 437,804 shares held for the benefit of Mr. Simon. The address for Messrs.
     Penny and Simon is Melvin J. Simon & Associates, Ltd., 4343 Commerce Court,
     Suite 306, Lisle, Illinois 60532.
(5)  Includes 9,500 shares held for the benefit of Stacy L. Simon, Melvin J.
     Simon's daughter for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power, and 2,000 shares held in trust for the benefit of Makayla G. Penny, Mr. Penny's daughter, for which Mr.
     Simon is trustee and has sole voting and dispositive power; Mr. Simon disclaims beneficial ownership of these shares.
(6) Includes 95,980 shares held in trust for the benefit of Sheri A. Simon and 95,980 shares held in trust for Stacy L. Simon, Melvin J. Simon's daughters, for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power. Includes; 274,611 shares held in trust for the benefit of Makayla G. Penny, 140,000 shares held in trust for the benefit of EmmaLah Katelyn Penny, Mr. Penny's daughters, and 140,000 shares held in trust for the benefit of Robert Clinton Penny IV, Mr. Penny's son, for which Mr. Simon is trustee and has sole voting and dispositive power.
     Mr. Simon disclaims beneficial ownership of these shares.
(7)  The address for this stockholder is P.O. Box 7842, Madison, Wisconsin 53707.
(8) The Class A Common stock listed in the table are owned of record by clients of Becker Capital Management, Inc. In its capacity as an investment advisor, Becker Capital Management, Inc. may be deemed to beneficially own the shares listed in the table. The address for this stockholder is 1211 SW
     5th Avenue, Portland, Oregon 97204.
(9) The Class A Common stock listed in the table are owned of record by clients of Becker Capital Management, Inc. In its capacity as an investment advisor, Tocqueville Asset Management L.P. may be deemed to beneficially own the shares listed in the table. The address for this stockholder is 1675 Broadway, New York, New York 10019.
(10) The Class A Common stock listed in the table are owned of record by clients of Becker Capital Management, Inc. In its capacity as an investment advisor, Dimensional Fund Advisors, Inc. may be deemed to beneficially own the shares listed in the table. The address for this stockholder is 1299
     Ocean Avenue, Santa Monica, California 90401.
(11) Mr. Nelson resigned in July 2001.


     The following table gives information about our Company Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of March 31, 2002.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                 NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES    WEIGHTED AVERAGE           AVAILABLE FOR FUTURE ISSUANCE
                               TO BE ISSUED UPON       EXERCISE PRICE OF         UNDER EQUITY COMPENSATION PLANS
                               EXERCISE OF             OUTSTANDING              (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                  OUTSTANDING OPTIONS(A)  OPTIONS(B)                         IN COLUMN A)
-------------                  ----------------------  ----------                         ------------

Equity compensation plan                 9,218,128                $5.61                    4,079,740
approved by security holders
Equity compensation plans                 None                     N/A                        N/A
not approved by security
holders


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary and Assistant Treasurer of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $15,475, $18,236 and $36,845 in fiscal 2000, 2001 and 2002, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

         In June 2001, trusts for the benefit of Robert C. Penny III, a director of the Company, and other Penny family members, entered into a guaranty of $10 million of the Company's obligations under its revolving credit facility. In consideration of the guarantee, the Company has granted those trusts warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share (the fair market value on the date of grant) and agreed to grant registration rights with respect to shares acquired upon exercise.

         The Company has certain severance agreements with certain Named Executive Officer of the Company. See "Executive Compensation --Executive Officer Agreements" under Item 11 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2002.




                                                     WESTELL TECHNOLOGIES, INC.


                                                     /s/ Nicholas C. Hindman
                                                     Chief Financial Officer