Form 10-Q
period 2002-06-30
WESTELL TECHNOLOGIES INC
filed 2002-08-14
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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
                                             -----     -----

The number of shares outstanding of each of the issuer's classes of common stock are:

Class A Common Stock, $0.01 Par Value - 45,907,065 shares at August 2, 2002 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at August 2, 2002

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


PART I  FINANCIAL INFORMATION:                                                                          Page No.
                                                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                        3
                  - As of March 31, 2002 and June 30, 2002 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                                  4
                  - Three months ended June 30, 2001 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) 5
                  - Three months ended June 30, 2001 and 2002

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                         6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  9

         Item 3. Quantitative and Qualitative Disclosures About Market Risks                                  14


PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                                                            14

         Item 6. Exhibits and Reports on Form 8-K                                                             15


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              March 31,           June 30,
                                                                                2002                2002
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................              $6,687              $7,268
  Accounts receivable (net of allowance of $1,531,000 and $1,520,000,
  respectively).......................................................              25,266              28,439
  Inventories.........................................................              18,174              15,148
  Prepaid expenses and other current assets...........................               2,169               2,947
  Deferred income tax asset...........................................               7,830               7,830
  Land and building held for sale.....................................               2,052               1,881
                                                                           ----------------    ----------------
      Total current assets............................................              62,178              63,513
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              45,148              43,968
  Office, computer and research equipment.............................              30,873              26,895
  Leasehold improvements..............................................               7,634               7,682
                                                                           ----------------    ----------------
                                                                                    83,655              78,545
  Less accumulated depreciation and amortization......................              54,029              51,681
                                                                           ----------------   ----------------
   Property and equipment, net........................................              29,626              26,864
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................              16,312              15,923
Deferred income tax asset and other assets............................              18,037              18,037
                                                                           ----------------   ----------------
      Total assets....................................................           $ 126,153            $124,337
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $15,702             $12,583
  Accrued expenses....................................................              16,105              12,563
  Notes payable.......................................................                   -              31,660
  Accrued compensation................................................               2,374               2,780
  Current portion of long-term debt...................................              11,186              11,177
                                                                           ----------------    ----------------
   Total current liabilities..........................................              45,367              70,763
                                                                           ----------------    ----------------
Long-term debt........................................................              39,469              11,919
Other long-term liabilities...........................................               5,044               5,018
Stockholders' equity:
Class A common stock, par $0.01.......................................                 459                 459
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,907,065 shares at March 31, 2002 and
  June 30, 2002
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2000 and
   June 30, 2002
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  46
Additional paid-in capital............................................             364,566             364,566
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................                (18)               (113)
Accumulated deficit...................................................           (328,723)           (328,264)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              36,273              36,637
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 126,153           $ 124,337
                                                                           ================    ================


                   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
                                                            2001                 2002
                                                    ----------------        ---------------
                                                                  (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 50,207               $ 39,030
Service revenue...............................               13,091                 10,775
                                                    ----------------        ---------------
  Total revenues..............................               63,298                 49,805

Cost of equipment sales.......................               43,105                 28,956
Cost of services..............................                7,875                  6,838
                                                    ----------------        ---------------
  Cost of goods sold..........................               50,980                 35,794
                                                    ----------------        ---------------

   Gross margin...............................               12,318                 14,011
Operating expenses:
  Sales and marketing.........................                5,915                  4,333
  Research and development....................                7,990                  3,446
  General and administrative..................                5,680                  4,651
  Goodwill and intangible amortization........                7,953                    389
                                                    ----------------        ---------------
    Total operating expenses..................               27,538                 12,819
                                                    ----------------        ---------------
  Operating profit (loss).....................             (15,220)                  1,192

Other (income) expense, net...................                  257                   (50)
Interest expense..............................                1,359                    783
                                                    ----------------        ---------------
Income (loss) before tax benefit..............             (16,836)                    459
Income taxes..................................                    -                      -
                                                    ----------------        ---------------
Net income (loss).............................            $(16,836)                  $ 459
                                                    ================        ===============

Net income (loss) per common share:
         Basic................................             $ (0.27)                 $ 0.01
                                                    ================        ===============
         Diluted..............................             $ (0.27)                 $ 0.01
                                                    ================        ===============
  Weighted average number of common shares outstanding:
         Basic................................               62,641                 64,921
                                                    ================        ===============
         Diluted..............................               62,641                 64,922
                                                    ================        ===============




The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            2001                     2002
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income (loss)..................................................    $      (16,836)         $         459
Reconciliation of net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization....................................            11,516                  3,594
  Loss on sale of fixed assets.....................................                -                     201
  Other............................................................               121
Changes in assets and liabilities:
  Accounts receivable..............................................            (2,570)                (3,267)
  Inventory........................................................            14,757                  3,026
  Prepaid expenses and other current assets........................              (340)                  (766)
  Other assets.....................................................               (40)                    --
  Accounts payable and accrued expenses............................            (6,387)                (6,700)
  Accrued compensation.............................................              (633)                   406
                                                                       -----------------       -----------------
     Net cash used in operating activities.........................              (412)                (3,047)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................            (4,943)                  (473)
  Proceeds from the sale of land and building......................               893                     --
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................            (4,050)                  (473)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......            (2,296)                  5,570
  Net borrowing (repayment) of long-term debt and leases payable...               878                 (1,469)
  Proceeds from the issuance of common stock.......................             5,945                     --
                                                                       -----------------       -----------------
     Net cash provided  in financing activities....................             4,527                  4,101
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                (9)                    --
     Net increase in cash..........................................                56                    581
Cash and cash equivalents, beginning of period.....................               405                  6,687
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................    $          461           $      7,268
                                                                       =================       =================




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 2002, and for all periods presented. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 ("fiscal year 2003").

NOTE 2. COMPUTATION OF INCOME (LOSS) PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the period ended June 30, 2001 and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total cost has been capitalized as part of the purchase of Teltrend Inc. primarily related to approximately 30 Teltrend Inc. employees involuntarily terminated with the remaining $.5 million charged to operations. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2002, $2.0 million of these restructuring cost had been paid leaving a balance of approximately $.9 million. As of June 30, 2002, $2.2 million of these costs have been paid.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. The fiscal 2002 restructuring plan was to decrease costs primarily by workforce reduction where approximately 200 employees were impacted and to realign the Company's cost structure with the anticipated business outlook. As of March 31, 2002, $3.0 million of the fiscal 2002 restructuring cost had been paid leaving a balance of approximately $3.3 million. During the three months ended June 30, 2002, the Company paid approximately $1.1 million of these accrued restructuring costs.

         The Company's restructuring balances and their utilization are presented in the following table:

                                                         Utilized
                                          Balance        through       Balance
 (in thousands)                           March 31,      June 30,      June 30,
                                               2002          2002          2002
--------------------------------------------------------------------------------
Employee Costs...........                   $ 2,039        $1,017       $ 1,022
Legal, facility & Other Costs                 2,174           265         1,909
--------------------------------------------------------------------------------
Total....................                   $ 4,213        $1,282       $ 2,931
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 2001 and 2002, are as follows:

                                           Telecom        Telecom   Consolidated
(in thousands)                             Equipment     Services       Total
                                         -----------    ----------  ------------
Three months ended June 30, 2001
      Revenues........................   $  50,207      $  13,091    $  63,298
      Operating income (loss).........     (17,871)         2,651      (15,220)
      Depreciation and amortization...      10,551            965       11,516
      Total assets....................     272,312         23,566      295,878

Three months ended June 30, 2002
      Revenues........................    $ 39,030      $  10,775     $ 49,805
      Operating income (loss) ........        (171)         1,363        1,192
      Depreciation and amortization...       2,407          1,187        3,594
      Total assets....................     101,991         22,346      124,337



         Reconciliation of Operating income (loss) for the reportable segments to Income (loss) before income taxes:

                                                        Three Months Ended
                                                             June 30,
                                                --------------------------------
(in thousands)                                         2001             2002
                                                --------------     -------------
Operating income (loss) ..................         $  (15,220)          $ 1,192
Other (income) expense , net..............                257               (50)
Interest expense..........................              1,359               783
                                                --------------     -------------
Income (loss) before tax benefit .........         $  (16,836)            $ 459

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  ADOPTION OF NEW ACCOUNTING POLICIES

On April 1, 2002, the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite-lived intangibles are no longer amortized but subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization included in sales and administrative expense in fiscal years 2000, 2001 and 2002 was $1.3 million, $31.8 million and $25.5 million, respectively. Goodwill amortization included in sales and administrative expense for the first quarter of fiscal year 2002 was $0.4 million. Upon adoption of this standard the Company was required to perform an impairment test of goodwill. This test showed no impairment of goodwill. The adoption of the provisions for amortization of intangible assets did not impact the Company's amortization of these assets. The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of FASB Statement No. 142 were adopted at the beginning of fiscal year 2002.

                                                     Three Months Ended June 30,
                                                   ----------------------------
(in thousands, except per share amounts)                 2001           2002
                                                   -------------     ----------

Reported Net income (loss)....................       $  (16,836)         $  459
Add back: Goodwill amortization...............            3,915
                                                   -------------     ----------
Adjusted Net income (loss)....................          (12,921)         $  459
                                                   =============     ==========

Reported basic and diluted earnings per share.       $    (0.27)         $ 0.01
Add back: Goodwill amortization per share.....              .06
                                                   -------------     ----------
Adjusted basic and diluted earnings per share.       $    (0.21)         $ 0.01
                                                   =============     ==========

NOTE 6.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income (loss), which encompasses net loss and foreign currency translation adjustments, is as follows:

                                                     Three Months Ended June 30,
                                                   -----------------------------
(in thousands)                                           2001            2002
                                                   -------------    ------------
Net income (loss).............................       $ (16,836)           $ 459
Other comprehensive income (loss)
     Foreign currency translation adjustment..              43              (95)
                                                   -------------    ------------
Comprehensive income (loss)...................       $ (16,793)           $ 364
                                                   =============    ============

NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                     March 31,        June 30,
                                                    ------------   -------------
(in thousands)                                         2002             2002
                                                    ------------   -------------
Raw material .................................         $ 22,721        $ 15,388
Work in process...............................               39             149
Finished goods................................           14,889          12,906
Reserve for excess and obsolete inventory and net
realizable value..............................          (19,475)        (13,295)
                                                    ------------   -------------
                                                       $ 18,174        $ 15,148
                                                    ============   =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW

     Through its four broadband access product lines, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These four product lines include:

o Customer Networking Equipment: Westell Customer Networking Equipment (CNE) products and solutions enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet through the power of broadband xDSL solutions.
o Carrier Transport & Multiplexer: Westell's Carrier Transport and Multiplexer (CTM) products enable our customers to deliver and manage a range of broadband services from the telco central office with interfaces with other carriers such as wireless as well as enterprise customers.
o Carrier Service Access: Westell Carrier Service Access (CSA) products enable telco transmission, maintenance, and troubleshooting of multiple broadband solutions (telco services such as, DS1, DS3, HDSL2, HDSL4 , DDS,
     ISDN) from the customer access point to the serving telco central office.
o OSP, Enclosures & Accessories: Westell Outside Plant (OSP) products and solutions focus on facilities equipment linking the telco's central office to the communications subscriber through various transmission technologies, such as analog, digital data, traditional repeatered T1, HDSL, HDSL2, and HDSL4.

     The Company reports results from these four product lines by two main groups; Broadband Products and Telco Access Products ("TAP"). Broadband products include CNE and CTM product lines and TAP products include CSA and OSP product lines.

         Below is a table that compares equipment and service revenues for the quarter ended June 30, 2001 with the quarter ended June 30, 2002 by business unit.

                                    June 30,        June 30,
(in thousands)                          2001            2002
                                 ------------    ------------
TAP..........................       $ 26,903        $ 15,659
Broadband....................         23,304          23,371
                                 ------------    ------------
Total equipment..............         50,207          39,030

Services.....................         13,091          10,775

Total revenues...............       $ 63,298        $ 49,805
                                 ============    ============

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

         Westell's net revenues decreased 21.3% in the three months ended June 30, 2002 when compared to the same period last year due to a 22.3% decrease in equipment revenue combined with a 17.7% decrease in service revenue. The decrease in equipment revenue is due primarily to the decreased sales of the Company's TAP and Broadband products and a decrease in service revenue. Broadband product sales were favorably effected by earning a one-time product royalty of $1.7 million in the period ended June 30, 2002. The decrease in service revenue is a result of decreased teleconference call minutes due to the loss of a significant customer.

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

RESULTS OF OPERATIONS - Period ended June 30, 2002 compared to period ended June 30, 2001.

Revenues. The Company's revenues decreased 21.3% from $63.3 million in the three months ended June 30, 2001 to $49.8 million in the three months ended June 30, 2002. This revenue decrease was due to decreased equipment revenue of $11.2 million and a decrease in teleconference service revenue of $2.3 million. The decreased equipment revenue was due primarily to decreased sales of the Company's TAP products. Revenues from the Company's TAP product line, in the quarter ended June 30, 2002, decreased to $15.6 million compared to $26.9 million in the same quarter one year ago. The decrease in revenues from TAP products is due primarily to lower unit volume. The Company's teleconference service revenue of $10.8 million for the quarter ended June 30, 2002 decreased $2.3 million or 17.7% from $13.1 million in the same quarter one year ago. This decrease in revenue is attributable to a reduction in call minutes and to a lesser extent, price repression at the Company's subsidiary Conference Plus, Inc. Revenue from our Broadband products increased slightly to $23.4 million for the three months ended June 30, 2002 compared to $23.3 million for the quarter ending June 30, 2001 due to earning a one-time product royalty of $1.7 million. Excluding the one-time royalty, Broadband revenue decreased by approximately $1.6 million due to lower unit selling prices offset in part by higher unit volumes.

Gross Margin. Gross margin as a percentage of revenue increased from 19.5% in the three months ended June 30, 2001 to 28.1% in the three months ended June 30, 2002. This increase in gross margin includes the one-time product royalty mentioned above and is also due to extensive efforts to reduce material and labor and handling costs of our products, particularly in our broadband product lines. Excluding the one-time royalty, gross margin as a percentage of revenue would have been 24.7% in the period ended June 30, 2002. Teleconference service gross margin decreased in the three months ended June 30, 2002 due primarily to the reduced call volume and to a lesser extent, price repression.

Sales and Marketing. Sales and marketing expenses decreased 26.7%, from $5.9 million in the three months ended June 30, 2001 to $4.3 million in the three months ended June 30, 2002. Sales and marketing expenses also decreased as a percentage of revenues from 9.3% in the three months ended June 30, 2001 to 8.7% in the three months ended June 30, 2002. The decrease in sales and marketing expenses was primarily due to cost reductions initiated in fiscal 2002 reorganizations. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 56.9%, from $8.0 million in the three months ended June 30, 2001 to $3.4 million in the three months ended June 30, 2002. Research and development expenses also decreased as a percentage of revenues from 12.6% in the three months ended June 30, 2001 to 6.9% in the three months ended June 30, 2002. The decrease in research and development expense is primarily a result of cost reductions initiated in fiscal 2002 reorganizations. To a lesser extent, research and development expenses decreased because the Company earned $250,000 in the three months ended June 30, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 18.1%, from $5.7 million in the three months ended June 30, 2001 to $4.7 million in the three months ended June 30, 2002. General and administrative expenses increased as a percentage of revenue from 9.0% in the three months ended June 30, 2001 to 9.3% in the three months ended June 30, 2002. The decrease in general and administrative expenses was primarily due to cost reductions initiated in fiscal 2002 reorganizations.

Goodwill and intangible amortization. Goodwill and intangible amortization expense decreased due to the adoption of the Statements of Financial Accounting Standards (SFAS) 142 issued by the Financial Accounting Standards Board (FASB). Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized but are subject to annual impairment tests. The Company performed the first impairment test as of April 1, 2002 and no write down was required. The amortization of other identifiable intangible assets was approximately $389,000 in the quarter ended June 30, 2002.

Other (income) expense, net. Other (income) expense, net decreased from expense of $257,000 in the three months ended June 30, 2001 to income of $50,000 in the three months ended June 30, 2002. The income for the period was primarily due to the recognition of foreign currency gains/losses on intercompany balances.

Interest expense. Interest expense decreased from $1.4 million in the three months ended June 30, 2001 to $783,000 in the three months ended June 30, 2002. The interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. There was no benefit or provision for income taxes recorded for both three-month periods ended June 30, 2002 and 2001. The Company reversed valuation reserves for the entire expense generated during the current quarter of $0.3 million. The Company will evaluate on a quarterly basis it's ability to utilize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had $7.3 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of June 30, 2002, the Company had $5.0 million outstanding under its term loan and $26.7 million outstanding and $3.3 million available under its secured revolving credit facility.

         On June 28, 2002, the Company amended the revolving credit facility. The amendment provides for a $5 million non-amortizing term loan and a $30 million revolving credit facility, both due June 30, 2003. The asset based revolving credit facility provides for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $7.6 million. The $7.6 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders. The amendment also terminates the $10 million guarantee provided by trusts of Robert C. Penny III and other Penny family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. This new amendment provides for covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants at June 30, 2002. Management expects to be in compliance with the covenants for the term of the debt. The Company had $5.0 million outstanding under its term loan and $13.3 million outstanding under its revolving credit facility and was eligible to borrow an additional $8.1 million as of August 2, 2002.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company is committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note between the parties was signed on June 3, 2002 in the amount of $1.3 million and is payable monthly over one year. This note was part of the settlement of litigation with Celsian. All three notes bear interest at a rate of prime plus 2.5%.

         At June 30, 2002 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $5.3 million, $4.3 million, $3.5 million, $3.5million, $3.4 million and $26.0 million for fiscal years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

         The Company's operating activities used cash of $3.0 million in the three months ended June 30, 2002. This resulted primarily from reductions in accounts payable and accrued expenses.

         Capital expenditures for the three month period ended June 30, 2002 were approximately $0.5 million. The Company expects to spend approximately $4.0 million for capital expenditures for the remainder of fiscal year 2002 related primarily for machinery, computer and research equipment purchases.

         At June 30, 2002, the Company's principle sources of liquidity were $7.3 million of cash and the secured revolving promissory note facility under which the Company was eligible to borrow up to an additional $3.3 million based upon receivables and inventory levels. To meet the Company's cash needs for fiscal year 2003, the Company is exploring various alternatives including the sale of non-strategic assets. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $92.9 million at June 30, 2002. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

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

         As of June 30, 2002, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $113,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the Consolidated Financial Statements included herein at Part II, Item 8 of this Annual Report, the Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.5% to approximately 7.2%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $130,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June 30, 2002. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

         On January 11, 2001 Judge George W. Lindbergh of the federal district court for the Northern District of Illinois consolidated these cases into one lawsuit, captioned In re Westell Technologies, Inc., No 00 C 6735 (filed February 1, 2001). The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.
         Certain of Westell Technologies, Inc.'s officers and directors have been named in the following derivative actions:

1. The Ceyda Foundation Trust v. Zionts, et al, No. 01C2826 (filed April 20,
   2001);
2. Vukovich v. Zionts, et al., No. 18647 (filed January 26, 2001);
3. Dollens v. Zionts, et al., No. 18533 NC (filed December 4, 2000); and
4. Rothchild v. Zionts, et al., No. 01LK259.

         On December 4, 2001, these cases were consolidated in the United District Court for the Northern District of Illinois. Each case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, misappropriated corporate information, and beached their fiduciary duties to the Company's shareholders. Each case allegedly arises from the same set of operative facts and seeks the same relief -- damages allegedly sustained by the Company by reason of the acts and transactions alleged in the complaints, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees, and other costs. The Court appointed Dollens and Vukovich as lead plaintiffs. On January 15, 2002, defendants filed a motion to dismiss the consolidated derivative action. There has been no ruling yet on the motion to dismiss. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003. On July 24, 2002, Judge Lefkow granted in part and denied in part defendants' motion to dismiss the complaint. The Court dismissed those portions of the complaint based on an alleged breach of the duty of care or based on any alleged misrepresentations or omissions, except as to Defendant Zionts. The Court also dismissed the claims for damages based on exposure to defending the related class action and loss of Westell's integrity in the market and goodwill. Accordingly, the Court essentially limited the case to allegations of insider trading and damages from the profits from insider trading.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibit 99.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: August 14, 2002                         By: E. VAN CULLENS
                                                 ---------------
                                                 E. VAN CULLENS
                                                 Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                 NICHOLAS C. HINDMAN
                                                 Chief Financial Officer