Form 10-Q
period 2002-09-30
WESTELL TECHNOLOGIES INC
filed 2002-11-14
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________


Commission File Number  0-27266
                      ---------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 36-3154957
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification Number)

     750 N. COMMONS DRIVE, AURORA, IL                           60504
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


Class A Common Stock, $0.01 Par Value - 45,907,065 shares at November 1, 2002 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at November 1, 2002


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                                                      Page No.
                                                                                                     --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                     3
                  - As of March 31, 2002 and September 30, 2002 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)                               4
                  - Three months ended September 30, 2001 and 2002
                  - Six months ended September 30, 2001 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited)                               5
                  - Six months ended September 30, 2001 and 2002

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                      6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              10

         Item 3. Quantitative and Qualitative disclosures about market risks                               15

         Item 4. Controls and Procedures

PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                                                         16

         Item 6. Exhibits and Reports on Form 8-K                                                          17



SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              March 31,         September 30,
                                                                                2002                2002
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................              $6,687              $8,358
  Accounts receivable (net of allowance of $1,531 and $1,290,
  respectively).......................................................              25,266              28,559
  Inventories.........................................................              18,174              13,807
  Prepaid expenses and other current assets...........................               2,169               1,439
  Deferred income tax asset...........................................               7,830               7,830
  Land held for sale..................................................               2,052                   -
                                                                           ----------------    ----------------
      Total current assets............................................              62,178              59,993
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              45,148              44,193
  Office, computer and research equipment.............................              30,873              26,984
  Leasehold improvements..............................................               7,634               7,711
                                                                           ----------------    ----------------
                                                                                    83,655              78,888
  Less accumulated depreciation and amortization......................              54,029              54,679
                                                                           ----------------
                                                                                               ----------------
   Property and equipment, net........................................              29,626              24,209
                                                                           ----------------    ----------------
Goodwill and intangibles, net.........................................              16,312              15,534
Deferred income tax asset and other assets............................              18,037              17,809
                                                                                               ----------------
                                                                           ----------------
      Total assets....................................................           $ 126,153            $117,545
                                                                           ================    ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $15,702             $13,893
  Accrued expenses....................................................              16,105              11,816
  Notes payable.......................................................                   -              27,252
  Accrued compensation................................................               2,374               2,005
  Current portion of long-term debt...................................              11,186              11,137
                                                                           ----------------    ----------------
   Total current liabilities..........................................              45,367              66,103
                                                                           ----------------    ----------------
Long-term debt........................................................              39,469               7,852
Other long-term liabilities...........................................               5,044               6,151
                                                                           ----------------    ----------------
   Total liabilities..................................................              89,880              80,106
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 459                 459
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,907,065 shares at March 31, 2002 and
  September 30, 2002
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2002 and
   September 30, 2002
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  46
Additional paid-in capital............................................             364,566             364,566
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................                (18)               (107)
Accumulated deficit...................................................           (328,723)           (327,468)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              36,273              37,439
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 126,153           $ 117,545
                                                                           ================    ================

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.




                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2001            2002              2001            2002
                                                ------------    ------------      ------------    ------------

                                                            (unaudited) (in
                                                            thousands, except
                                                            per share data)

Equipment sales...............................     $ 46,319        $ 46,235          $ 96,527        $ 85,265
Services......................................       13,102           9,936            26,193          20,711
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       59,421          56,171           122,720         105,976

Cost of equipment sales.......................       40,637          32,717            83,743          61,673
Cost of services..............................        8,579           6,984            16,454          13,822
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       49,216          39,701           100,197          75,495
                                                ------------    ------------      ------------    ------------

   Gross margin...............................       10,205          16,470            22,523          30,481
Operating expenses:
  Sales and marketing.........................        4,806           4,615            10,720           8,948
  Research and development....................        5,935           4,178            13,925           7,624
  General and administrative..................        6,207           4,126            11,887           8,777
  Restructuring...............................        2,200           1,742             2,200           1,742
  Goodwill amortization.......................        7,953             389            15,906             778
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       27,101          15,050            54,638          27,869
                                                ------------    ------------      ------------    ------------
Operating income (loss).......................     (16,896)           1,420          (32,115)           2,612

Other (income) expense, net...................           16            (61)               273           (111)
Interest expense..............................        1,208             685             2,567           1,468
                                                ------------    ------------      ------------    ------------
Income (loss) before tax benefit..............     (18,120)             796          (34,955)           1,255
Income taxes..................................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Net income (loss).............................   $ (18,120)           $ 796        $ (34,955)         $ 1,255
                                                ============    ============      ============    ============

Net income (loss) per common share:...........
             Basic............................     $ (0.28)          $ 0.01          $ (0.55)          $ 0.02
                                                ============    ============      ============    ============
             Diluted..........................     $ (0.28)          $ 0.01          $ (0.55)          $ 0.02
                                                ============    ============      ============    ============
Weighted average number of common shares
  outstanding:................................
             Basic............................       64,846          64,921            63,743          64,921
                                                ============    ============      ============    ============
             Diluted..........................       64,846          64,967            63,743          64,969
                                                ============    ============      ============    ============





                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                               WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                    September 30,
                                                                       -----------------------------------------
                                                                            2001                     2002
                                                                       -----------------       -----------------


                                                                                    (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income (loss)..................................................          $ (34,955)                 $ 1,255
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Depreciation and amortization....................................              23,217                   6,915
  Deferred compensation............................................                  24                      --
  Restructuring ...................................................               (279)                    105
  Loss on sale of fixed assets.....................................                 244                     111
Changes in assets and liabilities:
  Accounts receivable..............................................             (1,243)                (3,383)
  Inventory........................................................              28,678                  4,367
  Prepaid expenses and deposits....................................                 133                    730
  Other assets.....................................................               (255)                    228
  Accounts payable and accrued expenses............................             (6,291)                (5,110)
  Accrued compensation.............................................             (1,564)                  (369)
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................               7,709                 4,849
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (6,542)                  (756)
  Proceeds from sale of land, building and equipment...............                 932                1,978
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........             (5,610)                  1,222
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......             (7,954)                   1,162
  (Repayment) borrowing of long-term debt and leases payable.......               1,314                (5,576)
  Proceeds from the issuance of common stock.......................               5,955                     --
                                                                       -----------------       -----------------
     Net cash used in financing activities.........................               (685)                (4,414)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  32                   14
     Net increase in cash..........................................               1,446                1,671
Cash and cash equivalents, beginning of period.....................                 405                6,687
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 1,851                 $ 8,358
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 2002, and for all periods presented. The results of operations for the three or six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 ("fiscal year 2003").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the period ended September 30, 2001 and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost has been capitalized as part of the purchase of Teltrend Inc. primarily related to approximately 30 Teltrend Inc. employees involuntarily terminated. The remaining $0.5 million of the restructuring costs has been charged to operations. This charge was for personnel, legal, and other related costs to eliminate redundant employees due to the acquisition of Teltrend Inc. The restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2002, $2.0 million of these restructuring costs had been paid leaving a balance of approximately $0.9 million. As of September 30, 2002, $2.3 million of these restructuring costs have been paid.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. As of March 31, 2002, $3.0 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $3.3 million. During the six months ended September 30, 2002, the Company paid approximately $1.3 million of these accrued restructuring costs.

         The Company recognized a restructuring charge of $1.7 million in September 2002. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility. Approximately 25 employees were impacted by this closing. As of September 30, 2002, none of these costs have been paid.

                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         The Company's restructuring balances and their utilization are presented in the following table:


                                                               Charged         Utilized
                                              Balance          through          through           Balance
 (in thousands)                             March 31,    September 30,    September 30,     September 30,
                                                 2002             2002             2002              2002
----------------------------------------------------------------------------------------------------------
Employee Costs.......................         $ 2,039            $ 351          $ 1,298           $ 1,092
Legal, facility & Other Costs........           2,174            1,391              339             3,226
----------------------------------------------------------------------------------------------------------
Total................................         $ 4,213          $ 1,742          $ 1,637           $ 4,318
==========================================================================================================


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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six-month periods ended September 30, 2001 and 2002, are as follows:


                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                             ---------             --------                -----
Three months ended September 30, 2001
      Revenues..........................      $46,319              $ 13,102              $ 59,421
      Operating income (loss)...........     (18,541)                 1,645              (16,896)
      Depreciation and amortization.....       10,571                 1,130                11,701
      Total assets......................      248,767                22,626               271,393

Three months ended September 30, 2002
      Revenues..........................      $46,235               $ 9,936              $ 56,171
      Operating income (loss)...........        2,516               (1,096)                 1,420
      Depreciation and amortization.....        2,181                 1,140                 3,321
      Total assets......................      100,131                17,414               117,545

Six months ended September 30, 2001
      Revenues..........................      $96,527               $26,193             $ 122,720
      Operating income (loss)...........     (36,410)                 4,295              (32,115)
      Depreciation and amortization.....       21,122                 2,095                23,217
      Total assets......................      248,767                22,626               271,393

Six months ended September 30, 2002
      Revenues..........................      $85,265               $20,711              $105,976
      Operating income..................        2,345                   267                 2,612
      Depreciation and amortization.....        4,638                 2,277                 6,915
      Total assets......................      100,131                17,414               117,545



                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      Reconciliation of Operating income (loss) from continuing operations for the reportable segments to Income (loss) from continuing operations before income taxes:


                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              2001         2002           2001         2002
                                                              ----         ----           ----         ----
(In thousands)
Operating income (loss) ...............................    $ (16,896)     $ 1,420     $ (32,115)    $ 2,612
Other (income) expense, net............................           16          (61)          273        (111)
Interest expense.......................................        1,208          685         2,567       1,468
                                                           ---------      -------     ---------     -------
Income (loss) before taxes ............................    $ (18,120)    $    796     $ (34,955)  $   1,255
                                                           =========     ========     =========   =========


NOTE 5.  ADOPTION OF NEW ACCOUNTING POLICIES

On April 1, 2002, the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite-lived intangibles are no longer amortized but subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense in fiscal years 2000, 2001 and 2002 was $1.3 million, $31.8 million and $25.5 million, respectively. Goodwill amortization included in expense for the three and six months ended September 30, 2002 was $0.4 million and $0.8 million respectively. Upon adoption of this standard, the Company was required to perform an impairment test of goodwill. This test showed no impairment of goodwill. The adoption of the provisions for amortization of intangible assets did not impact the Company's amortization of these assets. The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of FASB Statement No. 142 were adopted at the beginning of fiscal year 2002.


                                                        Three months ended            Six months ended September
                                                          September 30,                          30,
                                                   -----------------------------    -------------------------------
(in thousands, except per share amounts)                2001            2002             2001              2002
                                                   -------------    ------------    -------------     -------------

Reported Net income (loss)....................        $ (18,120)           $ 796        $(34,955)            $1,255
Add back: Goodwill amortization...............            3,915                            7,829
                                                   -------------    ------------    -------------     -------------
Adjusted Net income (loss)....................        $ (14,205)           $ 796        $(27,126)            $1,255
                                                   =============    ============    =============     =============

Reported basic and diluted earnings per share.         $  (0.28)           $0.01         $ (0.55)             $0.02
Add back: Goodwill amortization per share.....              .06                             0.12
                                                   -------------    ------------    -------------     -------------
Adjusted basic and diluted earnings per share.         $  (0.22)           $0.01         $ (0.43)             $0.02
                                                   =============    ============    =============     =============


NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive income (loss), which encompasses net income
(loss) and foreign currency translation adjustments, is as follows:


                                                         Three months ended           Six months ended September
                                                           September 30,                         30,
                                                    -----------------------------    -----------------------------
(in thousands)                                           2001             2002           2001             2002
                                                    ------------     ------------    ------------     ------------
Net income (loss).............................        $(18,120)             $796       $(34,955)           $1,255
Other comprehensive Income (loss)
     Foreign currency translation adjustment..             (38)                6               5             (89)
                                                    ------------     ------------    ------------     ------------
 Comprehensive income (loss)..................        $(18,158)             $802       $(34,950)           $1,166
                                                    ============     ============    ============     ============



                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                 March 31,        September 30,
                                                --------------   ---------------
(in thousands)                                     2002               2002
                                                --------------   ---------------
Raw material .................................       $ 22,721          $ 13,866
Work in process...............................             39                52
Finished goods................................         14,889             9,312
Reserve for excess and obsolete inventory and
net realizable value..........................        (19,475)           (9,423)
                                                --------------   ---------------
                                                     $ 18,174          $ 13,807
                                                ==============   ===============


NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company's current restructuring plan, initiated in September of 2002, was not accounted for under SFAS 146. The Company accrued a pre-tax charge of $1.7 million when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS 146, $1.3 million of the $1.7 million charge would have been recognized as incurred and not accrued in the second quarter of fiscal 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

OVERVIEW

     Through its four broadband access product lines, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These four product lines include:

o Customer Networking Equipment(CNE): Westell Customer Networking Equipment products and solutions enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet through the power of broadband xDSL solutions.
o Carrier Transport & Multiplexer(CTM): Westell's Carrier Transport and Multiplexer products enable our customers to deliver and manage a range of broadband services from the telco central office with interfaces with other carriers such as wireless as well as enterprise customers.
o Carrier Service Access(CSA): Westell Carrier Service Access products enable telco transmission, maintenance, and troubleshooting of multiple broadband solutions (telco services such as, DS1, DS3, HDSL2, HDSL4 , DDS and ISDN) from the customer access point to the serving telco central office.
o OSP, Enclosures & Accessories(OSP): Westell Outside Plant products and solutions focus on facilities equipment linking the telco's central office to the communications subscriber through various transmission technologies, such as analog, digital data, traditional repeatered T1, HDSL, HDSL2, and HDSL4.

     The Company reports results from these four product lines by two main groups: Broadband Products and Telco Access Products ("TAP"). Broadband products include CNE and CTM product lines and TAP products include CSA and OSP product lines.

     The Company's services organization provides teleconferencing, multipoint video conferencing, broadcast fax, and multimedia teleconferencing services to various customers.

         Below is a table that compares equipment and service revenues for the three and six month periods ended September 30, 2001 with the three and six month periods ended September 30, 2002 by business unit.


                               Three Months ended                Six months ended
                                  September 30,                   September 30,
                          ------------------------------   -----------------------------
(in thousands)                     2001            2002            2001            2002
                          --------------  --------------   -------------  --------------
TAP....................        $ 23,268        $ 16,158         $50,172         $31,817
Broadband..............          23,051          30,077          46,355          53,448
                          --------------  --------------   -------------  --------------
Total equipment........          46,319          46,235          96,527          85,265

Services...............          13,102           9,936          26,193          20,711
                          --------------  --------------   -------------  --------------

Total revenues.........        $ 59,421        $ 56,171        $122,720        $105,976
                          ==============  ==============   =============  ==============

         The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from TAP products such as NIUs have declined in recent years as telcos continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

Revenues. The Company's revenues decreased 5.5% from $59.4 million in the three months ended September 30, 2001 to $56.2 million in the three months ended September 30, 2002. This revenue decrease was due to decreased equipment revenue from the Company's TAP products of $7.1 million and a decrease in teleconference service revenue of $3.1 million when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products increased by $7.0 million when compared with the same three-month period of the prior year. The decrease in revenues from TAP products was due primarily to lower unit volume. The decrease in service revenue is attributable to a reduction in call minutes and to a lesser extent, price repression at the Company's subsidiary Conference Plus, Inc. The increase in revenue from Broadband products is due to higher unit volume, offset in part by lower unit selling prices.

The Company's revenues decreased 13.6% from $122.7 million in the six months ended September 30, 2001 to $106.0 million in the six months ended September 30, 2002. This revenue decrease was primarily due to decreased equipment revenue from the Company's TAP products of $18.3 million when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products increased by $7.1 million when compared with the same six-month period of the prior year. The decrease in revenue from TAP products was due to overall unit volume decreases and lower unit selling prices. The increase in revenue from Broadband products is due to earning a one-time product royalty of $1.7 million as well as to higher unit volume, offset in part by lower unit selling prices. Service revenue decreased in the six month period by $5.5 million when compared with the same period of the prior year due to a reduction in call minutes, and to a lesser extent, price repression at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue increased from 17.2% in the three months ended September 30, 2001 to 29.3% in the three months ended September 30, 2002 and increased from 18.4% in the six months ended September 30, 2001 to 28.8% in the six months ended September 30, 2002. The increased margins in the three and six month periods ended September 30, 2002 were primarily due to reduced material, labor and handling costs of our products, particularly in our broadband product lines, a reversal of $2.0 million excess and obsolete inventory reserve, and the recording of a $1.7 million product royalty. These increases were offset in part by decreased margin dollars generated by the Company's Conference Plus, Inc. subsidiary. Excluding the one-time royalty and the reversal of excess and obsolete inventory reserves, gross margin as a percentage of revenue would have been 25.8% and 25.3% in the three and six months ended September 30, 2002.

Sales and Marketing. Sales and marketing expenses decreased 4.0%, or $191,000, to $4.6 million in the three months ended September 30, 2002 and decreased 16.5%, or $1.8 million, to $8.9 million in the six months ended September 30, 2002 when compared to the same period last year. Sales and marketing expenses increased as a percentage of revenues from 8.1% in the three months ended September 30, 2001 to 8.2% in the three months ended September 30, 2002. Sales and marketing expenses decreased as a percentage of revenues from 8.7% in the six months ended September 30, 2001 to 8.4% in the six months ended September 30, 2002. The decrease in sales and marketing expenses was primarily due to cost reductions initiated in fiscal 2002 reorganizations. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 29.6%, or $1.8 million, to $4.2 million in the three months ended September 30, 2002 and decreased 45.2%, or $6.3 million, to $7.6 million in the six months ended September 30, 2002 when compared to the same period last year. Research and development expenses decreased as a percentage of revenues from 10.0% in the three months ended September 30, 2001 to 7.4% in the three months ended September 30, 2002. Research and development expenses also decreased as a percentage of revenues from 11.3% in the six months ended September 30, 2001 to 7.2% in the six months ended September 30, 2002. The decrease in research and development expense is primarily a result of cost reductions initiated in fiscal 2002 reorganizations. To a lesser extent, research and development expenses decreased because the Company earned $250,000 in the three months ended June 30, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 33.5%, from $6.2 million in the three months ended September 30, 2001 to $4.1 million in the three months ended September 30, 2002. General and administrative expenses decreased 26.2%, from $11.9 million in the six months ended September 30, 2001 to $8.8 million in the six months ended September 30, 2002. General and administrative expenses decreased as a percentage of revenues from 10.4% in the three months ended September 30, 2001 to 7.3% in the three months ended September 30, 2002. General and administrative expenses also decreased as a percentage of revenues from 9.7% in the six months ended September 30, 2001 to 8.3% in the six months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to cost reductions initiated in fiscal 2002 reorganizations.

Goodwill and intangible amortization. Goodwill and intangible amortization expense decreased due to adoption of the Statements of Financial Accounting Standards (SFAS) 142 issued by the Financial Accounting Standards Board (FASB). Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized but are subject to annual impairment tests. The Company performed the first impairment test as of April 1, 2002 and no write down was required. The amortization of other identifiable intangible assets was approximately $389,000 and $778,000 in the three and six month periods ended September 30, 2002.

Other (income) expense, net. Other (income) expense, net changed from a loss of $16,000 in the three months ended September 30, 2001 to income of $61,000 in the three months ended September 30, 2002 and changed from a loss of $273,000 in the six months ended September 30, 2001 to income of $111,000 in the six months ended September 30, 2002. Other (income) expense is primarily comprised of interest income earned on temporary cash investments and the elimination of minority interest and unrealized gains or losses on intercompany balances denominated in foreign currency. The expense for the fiscal 2001 periods was primarily due to the recognition of foreign currency losses on intercompany balances.

Interest expense. Interest expense decreased from $1.2 million in the three months ended September 30, 2001 to $685,000 in the three months ended September 30, 2002 and decreased from $2.6 million in the six months ended September 30, 2001 to $1.5 million in the six months ended September 30, 2002. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt. The reduction in interest expense for the three and six month periods were due to lower debt and lower interest rates on debt.

Income taxes. There was no benefit or expense for income taxes recorded for either the three or the six month periods ended September 30, 2001 and 2002. The Company reversed valuation reserves for the entire expense generated during the three and six month periods ended September 30, 2002 of $0.5 million and $0.8 million, respectively. The Company will evaluate on a quarterly basis its ability to utilize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had $8.4 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of September 30, 2002, the Company had $5.0 million outstanding under its term loan and $22.3 million outstanding and $6.3 million available under its secured revolving credit facility.

         The Company's revolving credit facility, as amended, provides for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. The asset based revolving credit facility provides for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $7.3 million. The $7.3 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at prime plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at September 30, 2002. Management expects to be in compliance with the covenants for the term of the credit facility.

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

         At September 30, 2002 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $5.3 million, $4.3 million, $3.5 million, $3.5million, $3.4 million and $26.0 million for fiscal years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

         The Company's operating activities provided cash of $4.8 million in the six months ended September 30, 2002. This resulted primarily from net income net of non cash depreciation and amortization and reductions in inventory offset in part by decreases in accounts payable and accrued expenses and increases in account receivable.

         Capital expenditures for the six month period ended September 30, 2002 were approximately $0.8 million. The Company expects to spend approximately $3.5 million for capital expenditures for the remainder of fiscal year 2003 related primarily for machinery, computer and research equipment purchases.

         At September 30, 2002, the Company's principle sources of liquidity were $8.4 million of cash and the secured revolving promissory note facility under which the Company was eligible to borrow up to an additional $6.3 million based upon receivables and inventory levels. To meet the Company's cash needs for fiscal year 2003, the Company is exploring various alternatives including the sale of non-strategic assets. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper.

         The Company had a deferred tax asset of approximately $92.4 million at September 30, 2002. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. Management will continue to periodically assess whether it remains more likely than not that the deferred tax asset will be realized. If the tax planning strategy is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

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

         As of September 30, 2002, the net balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $107,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2002, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.50% to approximately 7.15%) of the average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $195,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2002. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------

         Westell Technologies, Inc. and certain of its officers and directors have been named in a class action titled In re Westell Technologies, Inc. Securities Litigation, No 00 C 6735 (cons. complaint filed February 1, 2001), filed in the United States District Court for the Northern District of Illinois. This case is a consolidation of eleven class action cases filed against Westell and certain of its officers and directors in the United States District Court of the Northern District of Illinois in 2000. The case alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading, thereby allegedly inflating the price of Westell stock for certain time periods. The case claims that, in 2000, certain officers of Westell allegedly reassured analysts that Westell's sales were on track to meet forecasts for the second quarter of fiscal 2001, when they knew that Westell was experiencing a substantial shortfall in second quarter modem sales due to decreased orders from a major customer, SBC Communications, Inc. The case seeks damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

                  Certain of Westell's officers and directors have been named in a derivative action titled Dollens and Vukovich v. Zionts, et al., No. 01C2826, filed August 2, 2001 in the United States District Court for the Northern District of Illinois. The case is a consolidation of four cases filed against certain Westell officers and directors in 2000 and 2001. The case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, and misappropriated corporate information. The allegations in support of the claims are identical to the allegations in the class action case described above. The case seeks damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees and other costs. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

         The Company was named in a declaratory judgment action in the Circuit Court of DuPage County, Wheaton, Illinois entitled WTI (IL) QRS 12-36, Inc. ("Landlord") v. Westell, Inc. and Westell Technologies, Inc. Landlord is the lessor of the Company's leased facilities in Aurora, Illinois. The covenants under the lease agreement incorporate the covenants under the Company's credit facility. Any amendments to the credit facility are deemed accepted by Landlord as long as Landlord receives a corresponding fee based upon any amendment consideration paid to the lenders by the Company. Landlord claims that it is entitled to additional consideration in connection with the June 29, 2001 amendment of Westell's credit agreement due to the Penny family trusts' guarantee entered into on that date. Further, the Landlord claims that it is therefore not bound by the amendments on that date, and that the Company is consequently in breach of its covenants under the lease. Landlord seeks declaratory judgment that Landlord is due a $4,981,3000 secured guaranty by the Penny family members, and that Landlord may declare the lease in default and pursue any defaults remedies available thereunder. The Company has filed a motion to dismiss on the grounds that the guaranties at issue have been released by the senior lender.

         In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois (Civil Action No. 02-C-3496). The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, which relates to an innovative bridge circuit technology often used in a network interface unit and seeks injunctive relief and $6 million in damages. HyperEdge has filed affirmative defenses, counterclaims that include unfair competition, laches and estoppel, and invalidity of the patent claims. The case is currently in discovery.

         In the opinion of the Company, although the outcome of any legal proceedings set forth above cannot be predicted with certainty, the liability of the Company in connection with its legal proceedings could have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDS.

On September 26, 2002, our annual meeting of stockholders was held and the following matter was voted on:

         1. The following individuals were elected to the board of directors to serve until the 2003 annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Nominee                                        Votes For         Votes abstained
-------                                        ---------         ---------------
John W. Seazholtz.....................         115,244,235           457,952
Paul A. Dwyer, Jr.....................         115,243,335           458,852
E. Van Cullens........................         112,513,793         3,188,394
Robert C. Penny III...................         115,240,435           455,752
Roger L. Plummer......................         115,241,735           460,452
Thomas A. Reynolds, III...............         115,159,265           542,922
Bernard E. Sergesketter...............         115,243,212           458,974
Melvin J. Simon.......................         115,160,065           542,122


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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                     (Registrant)

DATE: November 14, 2002
                                               By: E. VAN CULLENS
                                                  ----------------------
                                                   E. VAN CULLENS Chief
                                                   Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                  ----------------------
                                                  NICHOLAS C. HINDMAN
                                                  Chief Financial Officer

CERTIFICATIONS
--------------


         I, E. Van Cullens, certify that:
         1. I have reviewed this quarterly report on Form 10-Q of Westell Technologies, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002

                                        /s/ E. Van Cullens
                                        ----------------------------------------
                                        E. Van Cullens
                                           President and Chief Executive Officer

         I, Nicholas C. Hindman, Sr., certify that:
         1. I have reviewed this quarterly report on Form 10-Q of Westell Technologies, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002

                                        /s/ Nicholas C. Hindman, Sr.
                                        ----------------------------------------
                                        Nicholas C. Hindman, Sr.
                                        Treasurer, Secretary, Senior Vice
                                           President and Chief Financial Officer