Form 10-Q/A
period 2002-09-30
WESTELL TECHNOLOGIES INC
filed 2002-11-18
CIK 1002135

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


Class A Common Stock, $0.01 Par Value - 45,907,065 shares at November 1, 2002 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at November 1, 2002

THIS AMENDMENT NO. 1 TO WESTELL TECHNOLOGIES, INC.'S QUARTERLY REPORT ON FORM 10-Q IS BEING FILED TO REFILE EXHIBITS 99.1 AND 99.2 OF THE FORM 10-Q TO REFLECT SEPTEMBER 30, 2002 DATES OF CERTIFICATION.


PART II. OTHER INFORMATION
--------------------------

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


                                              WESTELL TECHNOLOGIES, INC.
                                                 (Registrant)

DATE: November 15, 2002

                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                   NICHOLAS C. HINDMAN
                                                   Chief Financial
Officer