Form 10-Q
period 2002-12-31
WESTELL TECHNOLOGIES INC
filed 2003-02-14
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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


Class A Common Stock, $0.01 Par Value - 45,907,065 shares at February 4, 2003 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at February 4, 2003

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2002 and December 31, 2002 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended December 31, 2001 and 2002
                  - Nine months ended December 31, 2001 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) 5
                  - Nine months ended December 31, 2001 and 2002

                  Notes to the Condensed Consolidated Financial Statements
                  (unaudited)                                                  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 11

         Item 3. Quantitative and Qualitative Disclosures about Market Risks  15

         Item 4. Controls and Procedures                                      15


PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                            16

         Item 6. Exhibits and Reports on Form 8-K                             17

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

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              March 31,         December 31,
                                                                                2002                2002
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................              $6,687              $6,926
  Accounts receivable (net of allowance of $1,531 and $1,049,                       25,266              21,903
  respectively).......................................................
  Inventories.........................................................              18,174              12,583
  Prepaid expenses and other current assets...........................               2,169               2,904
  Deferred income tax asset...........................................               7,830               7,830
  Land held for sale..................................................               2,052                  --
                                                                           ----------------    ----------------
      Total current assets............................................              62,178              52,146
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              45,148              44,652
  Office, computer and research equipment.............................              30,873              26,960
  Leasehold improvements..............................................               7,634               7,719
                                                                           ----------------    ----------------
                                                                                    83,655              79,331
  Less accumulated depreciation and amortization......................              54,029              57,274
                                                                           ----------------    ----------------
   Property and equipment, net........................................              29,626              22,057
                                                                           ----------------    ----------------
Goodwill .............................................................               5,938               6,770
Intangibles, net......................................................              10,374               9,207
Deferred income tax asset and other assets............................              18,037              18,415
                                                                           ----------------    ----------------
      Total assets....................................................           $ 126,153            $108,595
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $15,702             $12,013
  Accrued expenses....................................................              16,105              10,808
  Notes payable.......................................................                   -              19,904
  Accrued compensation................................................               2,374               2,911
  Current portion of long-term debt...................................              11,186              11,737
                                                                           ----------------    ----------------
   Total current liabilities..........................................              45,367              57,373
Long-term debt........................................................              39,469               5,633
Other long-term liabilities...........................................               5,044               5,952
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 459                 459
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,907,065 shares at March 31, 2002 and
  December 31, 2002
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2002 and
   December 31, 2002
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  46
Additional paid-in capital............................................             364,566             364,566
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment                                                     (18)               (167)
Accumulated deficit...................................................           (328,723)           (325,210)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              36,273              39,637
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 126,153           $ 108,595
                                                                           ================    ================


            The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                  Nine Months Ended
                                                        December 31,                       December 31,
                                                ------------------------------     ------------------------------
                                                    2001             2002              2001             2002
                                                -------------    -------------     -------------    -------------
                                                                          (unaudited)
                                                             (in thousands, except per share data)

Equipment sales...............................      $ 55,207         $ 39,121         $ 151,734        $ 124,386
Services......................................        11,805           10,082            37,998           30,793
                                                -------------    -------------     -------------    -------------
  Total revenues..............................        67,012           49,203           189,732          155,179

Cost of equipment sales.......................        47,971           28,181           131,714           89,855
Cost of services..............................         5,655            6,577            22,109           20,399
                                                -------------    -------------     -------------    -------------
  Total cost of goods sold....................        53,626           34,758           153,823          110,254
                                                -------------    -------------     -------------    -------------

   Gross margin...............................        13,386           14,445            35,909           44,925
Operating expenses:
  Sales and marketing.........................         4,740            3,535            15,460           12,483
  Research and development....................         3,543            4,097            17,469           11,721
  General and administrative..................         5,555            3,486            17,441           12,263
  Restructuring...............................            --              180             2,200            1,922
  Goodwill write-down.......................ll        90,500               --            90,500               --
  Goodwill and intangible amortization........         7,953              389            23,859            1,167
                                                -------------    -------------     -------------    -------------
    Total operating expenses..................       112,291           11,687           166,929           39,556
                                                -------------    -------------     -------------    -------------
Operating income (loss).......................      (98,905)            2,758         (131,020)            5,369

Other (income) expense, net...................           259             (17)               532            (128)
Interest expense..............................         1,650              517             4,217            1,984
                                                -------------    -------------     -------------    -------------
Income (loss) before taxes ...................     (100,814)            2,258         (135,769)            3,513
Income taxes..................................            --               --                --               --
                                                -------------    -------------     -------------    -------------
Net income (loss).............................  $ (100,814)           $ 2,258       $ (135,769)          $ 3,513
                                                =============    =============     =============    =============

Net income (loss) per common share:...........
             Basic............................      $ (1.55)           $ 0.03          $ (2.12)           $ 0.05
                                                =============    =============     =============    =============
             Diluted..........................      $ (1.55)           $ 0.03          $ (2.12)           $ 0.05
                                                =============    =============     =============    =============
Weighted average number of common shares
  outstanding:................................
             Basic............................        64,887           64,921            64,125           64,921
                                                =============    =============     =============    =============
             Diluted..........................        64,887           64,979            64,125           64,972
                                                =============    =============     =============    =============





           The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            2001                     2002
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income (loss)..................................................         $ (135,769)                 $ 3,513
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Depreciation and amortization....................................              34,910                   0,205
  Goodwill write down..............................................              90,500                      --
  Deferred compensation............................................                  24                      --
  Restructuring ...................................................             (1,648)                   (490)
  Loss on sale of fixed assets.....................................                 204                      79
Changes in assets and liabilities:
  Accounts receivable..............................................               1,688                   3,215
  Inventory........................................................              38,413                   5,590
  Prepaid expenses and deposits....................................                (69)                   (735)
  Other assets.....................................................                 350                   (378)
  Accounts payable and accrued expenses............................            (20,777)                 (7,536)
  Accrued compensation.............................................               (269)                     537
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................               7,557                  14,000
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (7,503)                 (1,472)
  Proceeds from sale of land, building and equipment...............                 948                   1,977
  Purchase of subsidiary stock.....................................                  --                   (256)
  Decrease in other assets.........................................               (172)                      --
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........             (6,727)                     249
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......             (2,174)                  (6,187)
  Borrowing of long-term debt and leases payable...................               1,371                     363
  Repayment of long-term debt and leases payable...................               (196)                 (8,134)
  Purchase of treasury stock.......................................                 (8)                      --
  Proceeds from the issuance of common stock.......................               6,000                      --
                                                                       -----------------       -----------------
     Net cash provided by (used in) financing activities...........               4,993                (13,958)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  --                    (52)
     Net increase in cash..........................................               5,823                     239
Cash and cash equivalents, beginning of period.....................                 405                   6,687
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 6,228                 $ 6,926
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 2002, and for all periods presented. The results of operations for the three or nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 ("fiscal year 2003").

NOTE 2. COMPUTATION OF NET LOSS PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the period ended December 31, 2001 and therefore the net loss per basic and diluted earnings per share are the same.

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost has been capitalized as part of the purchase of Teltrend Inc. primarily and related to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs has been charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2002, $2.0 million of these restructuring costs had been paid leaving a balance of approximately $0.9 million. As of December 31, 2002, $2.4 million of these restructuring costs have been paid.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. As of March 31, 2002, $3.0 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $3.3 million. During the nine months ended December 31, 2002, the Company paid approximately $1.4 million of these accrued restructuring costs.

         The Company recognized a restructuring charge of $1.9 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility. Approximately 25 employees were impacted by this closing. As of December 31, 2002, the Company paid approximately $0.6 million of these accrued restructuring costs.

         The Company's restructuring balances and their utilization are presented in the following table:

                                                               Charged         Utilized
                                              Balance          through          through           Balance
 (in thousands)                             March 31,     December 31,     December 31,      December 31,
                                                 2002             2002             2002              2002
----------------------------------------------------------------------------------------------------------
Employee costs.......................         $ 2,039            $ 510          $ 1,897             $ 652
Legal, facility & other costs........           2,174            1,412              515             3,071
----------------------------------------------------------------------------------------------------------
Total................................         $ 4,213          $ 1,922          $ 2,412           $ 3,723
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine-month periods ended December 31, 2001 and 2002, are as follows:

                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended December 31, 2001
      Revenues..........................      $55,207              $ 11,805              $ 67,012
      Operating income (loss) (1)(4)....    (101,858)                 2,953              (98,905)
      Depreciation and amortization.....       10,534                 1,159                11,693
      Total assets......................      138,541                23,173               161,714

Three months ended December 31, 2002
      Revenues..........................      $39,121              $ 10,082              $ 49,203
      Operating income (5)..............        2,229                   529                 2,758
      Depreciation and amortization.....        2,184                 1,106                 3,290
      Total assets......................       92,899                15,696               108,595

Nine months ended December 31, 2001
      Revenues..........................     $151,734               $37,998             $ 189,732
      Operating income (loss) (1)(3)....    (138,269)                 7,249             (131,020)
      Depreciation and amortization.....       31,656                 3,254                34,910
      Total assets......................      138,541                23,173               161,714

Nine months ended December 31, 2002
      Revenues..........................     $124,386               $30,793              $155,179
      Operating income (2)..............        4,573                   796                 5,369
      Depreciation and amortization.....        6,822                 3,383                10,205
      Total assets......................       92,899                15,696               108,595

      (1) Operating income (loss) includes a $90.5 million goodwill impairment charge related to the Teltrend acquisition in the telecom equipment segment and a $1.2 million benefit recorded in the period that related to the resolution of a disputed expense in the telecom services segment.
      (2) Operating income includes a $2 million reversal of reserves primarily related to excess and obsolete modem inventory and $1.2 million of intangible amortization in the telecom equipment segment and a restructuring charge of $1.7 million in the telecom services segment.
      (3) Operating income (loss) includes a restructuring charge of $2.2 million and goodwill and intangible amortization of $23.9 million in the telecom equipment segment.
      (4) Operating income (loss) includes $8.0 million of goodwill and intangible amortization in the telecom equipment segment.
      (5) Operating income includes intangible amortization of $389,000 in the telecom equipment segment.


      Reconciliation of Operating income (loss) from continuing operations for the reportable segments to Income (loss) from continuing operations before income taxes:

                                                              Three months ended          Nine months ended
                                                                 December 31,               December 31,
                                                              2001         2002           2001         2002
                                                           ----------   ----------     ----------   ----------
(In thousands)

Operating income (loss) ...............................    $ (98,905)     $ 2,758    $ (131,020)    $ 5,369
Other (income) expense, net............................          259          (17)          532         (128)
Interest expense.......................................        1,650         517          4,217       1,984
                                                           ----------  -----------    ----------  -----------
Income (loss) before taxes ............................   $ (100,814)  $    2,258    $ (135,769)  $   3,513
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

                                                        Three months ended            Nine months ended December
                                                           December 31,                          31,
                                                   -----------------------------    -------------------------------
(In thousands, except per share amounts)                2001            2002             2001              2002
                                                   -------------    ------------    -------------     -------------

Reported net income (loss)....................       $(100,814)         $ 2,258       $(135,769)            $3,513
Add back: Goodwill amortization...............           3,915                           11,745
                                                   -------------    ------------    -------------     -------------
Adjusted Net income (loss)....................        $(96,899)         $ 2,258       $(124,024)            $3,513
                                                   =============    ============    =============     =============

Reported basic and diluted earnings per share.         $ (1.55)           $0.03         $ (2.12)             $0.05
Add back: Goodwill amortization per share.....             .06                             0.19
                                                   -------------    ------------    -------------     -------------
Adjusted basic and diluted earnings per share.         $ (1.49)           $0.03         $ (1.93)             $0.05
                                                   =============    ============    =============     =============


Goodwill increased by $0.8 million during the three month period ended December 31, 2002 due to the purchase of common stock of the Conference Plus, Inc. subsidiary.

As of December 31, 2002, the Company has finite lived intangible assets with an original carrying value of $32.9 million, accumulated amortization of $20.3 million and impairment expense of $3.4 million. These assets consist of product technology acquired from Teltrend Inc. on March 17, 2000. At December 31, 2002, the net carrying value of these assets was $9.2 million. These intangibles are being amortized over a period of 5 to 7 years. Intangible amortization included in expense for the three and nine months ended December 31, 2002 was $0.4 million and $1.2 million respectively. The remaining amortization expense for fiscal 2003 is $0.4 million. The estimated amortization expense for the next four years is $1.6 million per year.

On December 15, 2002, the Company adopted the Financial Accounting Standards Board Statements of Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value as well as expands disclosure requirements. The adoption of this standard did not have a material effect on the Company's financial statements or disclosures.

NOTE 6.  COMPREHENSIVE INCOME:

The disclosure of comprehensive income (loss), which encompasses net income
(loss) and foreign currency translation adjustments, is as follows:


                                                        Three months ended                 Nine months ended
                                                            December 31,                      December 31,
                                                  ------------------------------    ------------------------------
(In thousands)                                         2001             2002            2001             2002
                                                  -------------    -------------    -------------    -------------

Net income (loss).............................      $(100,814)           $2,258       $(135,769)           $3,513
Other comprehensive income (loss)
     Foreign currency translation adjustment..              17             (60)               22            (149)
                                                  -------------    -------------    -------------    -------------
 Comprehensive income (loss)..................      $(100,797)           $2,198       $(135,747)           $3,364
                                                  =============    =============    =============    =============


NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                       March 31,             December 31,
                                                    ----------------        ---------------
(In thousands)                                           2002                    2002
                                                    ----------------        ---------------

Raw material .................................             $ 22,721               $ 10,676
Work in process...............................                   39                     50
Finished goods................................               14,889                  8,082
Reserve for excess and obsolete inventory and net
realizable value..............................             (19,475)                (6,225)
                                                    ----------------        ---------------
                                                           $ 18,174               $ 12,583
                                                    ================        ===============


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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company will adopt these disclosure requirements beginning in the fourth quarter of fiscal 2003.
The adoption of SFAS 148 will not impact the Company's results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

OVERVIEW

         Through its four broadband access product lines in its equipment manufacturer segment, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These four product lines include:

o Customer Networking Equipment(CNE): Westell Customer Networking Equipment products and solutions enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet through the power of broadband xDSL solutions.
o Carrier Transport & Multiplexer(CTM): Westell's Carrier Transport and Multiplexer products enable our customers to deliver and manage a range of broadband services from the telephone company central office with interfaces with other carriers such as wireless as well as enterprise customers.
o Carrier Service Access(CSA): Westell Carrier Service Access products enable telephone company transmission, maintenance, and troubleshooting of multiple broadband solutions (telephone company services such as, DS1, DS3, HDSL2, HDSL4 , DDS and ISDN) from the customer access point to the serving telephone company central office.
o OSP, Enclosures & Accessories(OSP): Westell Outside Plant products and solutions focus on facilities equipment linking the telephone company's central office to the communications subscriber through various transmission technologies, such as analog, digital data, traditional repeatered T1, HDSL, HDSL2, and HDSL4.

     The Company tracks revenue from these four product lines by two main groups: Broadband Products and Telephone company Access Products ("TAP"). Broadband products include CNE and CTM product lines and TAP products include CSA and OSP product lines.

     The Company's services segment provides teleconferencing, multipoint video conferencing, broadcast fax, and multimedia teleconferencing services to various customers through its subsidiary called Conference Plus, Inc.

         Below is a table that compares equipment and service revenues for the three and nine month periods ended December 31, 2002 with the three and nine month periods ended December 30, 2001 by product group.

                          Three months ended December 31,                 Nine months ended December 31,
                    ---------------------------------------------   --------------------------------------------
(in thousands)               2001   %               2002    %              2001    %                2002   %
                    ---------------------  ----------------------   --------------------   ---------------------

TAP....................  $ 20,198 30.1%         $ 12,771  26.0%         $70,370  37.1%           $44,588 28.7%
Broadband..............    35,009 52.2%           26,350  53.6%          81,364  42.9%            79,798 51.4%
                    --------------         --------------           ------------           --------------
Total equipment........    55,207 82.4%           39,121  79.5%         151,734  80.0%           124,386 80.1%

Services...............    11,805 17.6%           10,082  20.5%          37,998  20.0%            30,793 19.9%
                    --------------         --------------           ------------           --------------

Total revenues.........  $ 67,012               $ 49,203               $189,732                 $155,179
                    ==============         ==============           ============           ==============


         The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from TAP products such as NIUs have declined in recent years as telephone companies continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Periods ended December 31, 2002 compared to periods ended December 31, 2001

Revenues. The Company's revenues decreased 26.6% from $67.0 million in the three months ended December 31, 2001 to $49.2 million in the three months ended December 31, 2002. This revenue decrease was due to decreased equipment revenue from the Company's Broadband and TAP products of $8.7 million and $7.4 million respectively, when compared with the same period of the prior year. The decreased equipment revenue from the Company's TAP products was due to overall unit volume decreases. The decreased equipment revenue from the Company's Broadband products was due a reduction in overall unit selling prices offset in part by an increase in unit volume. Service revenue decreased in the three month period by $1.7 million when compared with the same period of the prior year due to a decrease in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues decreased 18.2% from $189.7 million in the nine months ended December 31, 2001 to $155.2 million in the nine months ended December 31, 2002. This revenue decrease was primarily due to decreased equipment revenue from the Company's TAP products of $25.8 million, or 36.6%, when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products also decreased by $1.6 million, or 1.9%, when compared with the same nine-month period of the prior year. The decreased equipment revenue in the Company's TAP products was due to overall unit volume decreases . The decreased equipment revenue in the Company's Broadband products was due to a reduction in overall unit selling prices offset in part by an increase in unit volume. Service revenue decreased in the nine month period by $7.2 million when compared with the same period of the prior year due to a decrease in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue increased from 20.0% in the three months ended December 31, 2001 to 29.4% in the three months ended December 31, 2002 and increased from 18.9% in the nine months ended December 31, 2001 to 29.0% in the nine months ended December 31, 2002. The increased margins in the three and nine month periods ended December 31, 2002 was primarily due to a reduction in material, labor and handling costs, particularly in our broadband product lines. The three and nine month period ended December 31, 2001 contained a $1.2 million benefit related to resolution of a disputed expense in the Conference Plus Inc. subsidiary. Also impacting the nine month period ended December 31, 2002 margin was a reversal of $2.0 million related to excess and obsolete inventory reserves and the recording of a $1.7 million product royalty. These increases were offset in part by decreased margin dollars generated by the Company's Conference Plus, Inc. subsidiary. Excluding the one-time royalty and the reversal of excess and obsolete inventory reserves, gross margin as a percentage of revenue would have been 26.6% in the nine month period ended December 31, 2002. The Company believes that continued pricing pressures affecting its equipment segment will adversely impact margins in the future. The Company expects that these anticipated price reductions will be offset in part with continued cost reductions and efficiencies.

Sales and Marketing. Sales and marketing expenses decreased 25.4%, or $1.2 million, to $3.5 million in the three months ended December 31, 2002 and decreased 19.3%, or $3.0 million, to $12.5 million in the nine months ended December 31, 2002 when compared to the same periods last year. The decrease in sales and marketing expenses during the three and nine month periods was primarily due to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses. Sales and marketing expenses increased as a percentage of revenues from 7.1% in the three months ended December 31, 2001 to 7.2% in the three months ended December 31, 2002. Sales and marketing expenses decreased as a percentage of revenues from 8.1% in the nine months ended December 31, 2001 to 8.0% in the nine months ended December 31, 2002. The reduced revenue and expenses in the fiscal 2002 period was the primary cause of the percentages remaining relatively unchanged from fiscal 2001. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 15.6%, or $0.6 million, to $4.1 million in the three months ended December 31, 2002 when compared to the same period last year. Research and development expenses increased as a percentage of revenues from 5.3% in the three months ended December 31, 2001 to 8.3% in the three months ended December 31, 2002. The increase in research and development expenses during the three month period was primarily due to $0.8 million received from a customer to fund engineering projects in fiscal 2002. Research and development expenses decreased 32.9%, or $5.7 million, to $11.7 million in the nine months ended December 31, 2002 when compared to the same period last year. Research and development expenses decreased as a percentage of revenues from 9.2% in the nine months ended December 31, 2001 to 7.6% in the nine months ended December 31, 2002. The decrease in expense is primarily a result of the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses. The Company believes that research and development expense in the future will continue to be a significant percent of revenue and will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses decreased 37.2%, from $5.6 million in the three months ended December 31, 2001 to $3.5 million in the three months ended December 31, 2002. General and administrative expenses decreased 29.7%, from $17.4 million in the nine months ended December 31, 2001 to $12.3 million in the nine months ended December 31, 2002. General and administrative expenses decreased as a percentage of revenues from 8.3% in the three months ended December 31, 2001 to 7.1% in the three months ended December 31, 2002 and decreased from 9.2% in the nine months ended December 31, 2001 to 7.9% in the nine months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to cost reductions initiated in the fiscal 2002 reorganizations.

Goodwill and intangible amortization. Goodwill and intangible amortization expense decreased due to adoption of the Statements of Financial Accounting Standards (SFAS) 142 issued by the Financial Accounting Standards Board (FASB). Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized but are subject to annual impairment tests. The Company performed the first impairment test as of April 1, 2002 and no write down was required. The amortization of other identifiable intangible assets was approximately $389,000 and $1.2 million in the three and nine month periods ended December 31, 2002.

Goodwill write down. After the fiscal 2002 reorganizations, and given the current and expected market conditions in the T-1 line repeater and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed an evaluation of the fair value of the Teltrend long-lived assets (including goodwill) during the quarter ended December 31, 2001 and reported a $90.5 million non-cash charge to reduce the carrying value of these assets to their estimated fair value.

Other (income) expense, net. Other (income) expense, net was a loss of $259,000 in the three months ended December 31, 2001 compared to income of $17,000 in the three months ended December 31, 2002 and was a loss of $532,000 in the nine months ended December 31, 2001 compared to income of $128,000 in the nine months ended December 31, 2002. Other (income) expense is primarily comprised of interest income earned on temporary cash investments, and unrealized gains and losses on intercompany balances denominated in foreign currency. A loss occurred in fiscal 2002 due to a strengthening dollar and a income resulted in fiscal 2003 due to a weakening dollar.

Interest expense. Interest expense decreased from $1.7 million in the three months ended December 31, 2001 to $0.5 million in the three months ended December 31, 2002 and decreased from $4.2 million in the nine months ended December 31, 2001 to $2.0 million in the nine months ended December 31, 2002. Interest expense during the current period is a result of interest incurred on net obligations outstanding during the period under promissory notes, capital leases, and vendor debt. The reduction in interest expense for the three and nine month periods were due to lower debt and lower interest rates on debt.

Income taxes. There was no benefit or expense for income taxes recorded for either the three or the nine month periods ended December 31, 2001 and 2002. The Company reversed valuation reserves for the entire expense generated during the three and nine month periods ended December 31, 2002 of $1.3 million and $1.8 million, respectively. The Company will continue to evaluate on a quarterly basis its ability to utilize recorded deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had $6.9 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. As of December 31, 2002, the Company had $5.0 million outstanding under its term loan and $14.9 million outstanding and $5.6 million available under its secured revolving credit facility. These amounts are shown as notes payable on the balance sheet.

         The Company's revolving credit facility, as amended, provides for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. The asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.7 million as of December 31, 2002. The $6.7 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III an other family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at December 31, 2002. Management expects to be in compliance with the covenants for the term of the credit facility.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company is committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. As of December 31, 2002, $14.7 million was outstanding under these notes.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc. (CPI), in December 2002, the Company purchased 2.5% of the outstanding shares of common stock of CPI from former officers of CPI for approximately $1.3 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of CPI obtained by the Company that is completed by an independent financial advisor. As of December 31, 2002, the Company had paid $256,000 for these shares with the remainder to be paid over a three year term. The transaction resulted in additional goodwill of approximately $0.8 million.

         At December 31, 2002 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $5.3 million, $4.3 million, $3.5 million, $3.5 million, $3.4 million and $26.0 million for fiscal years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

         The Company's operating activities provided cash of $14.0 million in the nine months ended December 31, 2002. This resulted primarily from net income net, non cash depreciation and amortization, reductions in inventory and accounts receivable offset in part by decreases in accounts payable and accrued expenses. The inventory reductions were achieved by selling products throughout the year that were in inventory at March 31, 2002. The Company believes that its current inventory level is necessary to satisfy ongoing business operations .

         Capital expenditures for the nine month period ended December 31, 2002 were approximately $1.5 million. The Company expects to spend approximately $1.0 million for capital expenditures for the remainder of fiscal year 2003 related primarily for machinery, computer and research equipment purchases.

         At December 31, 2002, the Company's principle sources of liquidity were $6.9 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $5.6 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes that future cash requirements will be satisfied by cash generated from operations and its current credit facility for the next twelve months.

         The Company had a deferred tax asset of approximately $91.1 million at December 31, 2002. The Company has recorded a valuation allowance reserve of $65.7 million to reduce the recorded deferred tax asset to $25.4 million. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves the potential sale of the Company's 91% owned Conference Plus Inc. subsidiary. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtains an annual independent appraisal of the value of the business in the fourth quarter of each fiscal year. This appraisal, which is based on discounted future cash flows, is used in the Company's evaluation of the recorded net deferred tax assets. If the appraised value of Conference Plus, Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
-------  ------------------------------------------------------------

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

         As of December 31, 2002, the net balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $167,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 1 of the Company's 10-K for the period ended March 31, 2002, the Company's debt consists primarily of a floating-rate bank line-of credit. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.50% to approximately 7.15%) of the average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $226,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2002. The Company does not feel such additional expense is significant.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation .

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         Westell Technologies, Inc. and certain of its officers and directors have been named in In re Westell Technologies, Inc. Securities Litigation, No 00 C 6735 (cons. complaint filed February 1, 2001), filed in the United States District Court for the Northern District of Illinois. This case is a consolidation of eleven cases filed against Westell and certain of its officers and directors in the United States District Court of the Northern District of Illinois in 2000. The case alleges generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading, thereby allegedly inflating the price of Westell stock for certain time periods. The case claims that, in 2001, certain officers of Westell allegedly reassured analysts that Westell's sales were on track to meet forecasts for the second quarter of fiscal 2001, when they knew that Westell was experiencing a substantial shortfall in second quarter modem sales due to decreased orders from a major customer, SBC Communications, Inc. The case seeks damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

         Certain of Westell's officers and directors have been named in a derivative action titled Dollens and Vukovich v. Zionts, et al., No. 01C2826, filed December 4, 2001 in the United States District Court for the Northern District of Illinois. The case alleges generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, and misappropriated corporate information. The allegations in support of the claims are identical to the allegations in the Federal case described above. The case seeks damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees and other costs. The case is a consolidation of four cases filed against Westell and certain of its officers and directors in 2000 and 2001. The parties are engaged in discovery and settlement negotiations. The case is set for trial on November 3, 2003.

         The action in which the Company was named in the Circuit Court of DuPage County, Wheaton, Illinois entitled WTI(IL)QRS 12-36, Inc.("Landlord") v. Westell, Inc.. and Westell Technologies, Inc. was dismissed with prejudice when the parties reached a settlement agreement in November, 2002. In exchange for the Company's payment of $625,000, the Landlord released all claims for breach of covenant against the Company under the lease agreement. As part of this settlement agreement, the Landlord also waived any financial covenants incorporated in the Company's lease agreement for a period of ten years ending on October 31, 2012.

         In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois (Civil Action No. 02-C-3496). The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, under theories of direct infringement and inducement of infringement by others. Westell seeks injunctive relief, trebled damages for willful infringement, and attorney fees. HyperEdge has asserted affirmative defenses and counterclaims that include, but are not limited to, non-infringement, invalidity, and unfair competition. Westell has moved to dismiss certain of HyperEdge's counterclaims. Westell's 5,444,776 patent relates to an innovative bridge circuit technology often used in network interface units. The case is currently in discovery.

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


                             WESTELL TECHNOLOGIES, INC.
                                  (Registrant)

DATE: February 14, 2003
                             By: E. VAN CULLENS
                                 --------------
                                 E. VAN CULLENS
                                 Chief Executive Officer


                             By: NICHOLAS C. HINDMAN
                                 -------------------
                                 NICHOLAS C. HINDMAN