Form 10-Q/A
period 2002-09-30
WESTELL TECHNOLOGIES INC
filed 2003-05-27
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q



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


Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes X No   .
                                    ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.01 Par Value - 45,907,065 shares at November 1, 2002 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at November 1, 2002

This Amendment on Form 10-Q/A constitutes Amendment No. 2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the "Quarterly Report") of Westell Technologies, Inc. In connection with the filing of this Amendment and pursuant to Rule 12b-15, we are including certain currently dated certifications. This Amendment speaks as of the original filing date of the Quarterly Report and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated the Form 10-Q in its entirety.



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

SAFE HARBOR STATEMENT

Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "continue," "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                                              March 31,         September 30,
                                                                                2002                2002
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................              $6,687              $8,358
  Accounts receivable (net of allowance of $1,531 and $1,290,                       25,266              28,559
  respectively).......................................................
  Inventories.........................................................              18,174              13,807
  Prepaid expenses and other current assets...........................               2,169               1,439
  Deferred income tax asset...........................................               7,830               7,830
  Land held for sale..................................................               2,052                   -
                                                                           ----------------    ----------------
      Total current assets............................................              62,178              59,993
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              45,148              44,193
  Office, computer and research equipment.............................              30,873              26,984
  Leasehold improvements..............................................               7,634               7,711
                                                                           ----------------    ----------------
                                                                                    83,655              78,888
  Less accumulated depreciation and amortization......................              54,029              54,679
                                                                           ----------------    ----------------
   Property and equipment, net........................................              29,626              24,209
                                                                           ----------------    ----------------
Goodwill..............................................................               5,938               5,938
Intangibles, net......................................................              10,374               9,596
Deferred income tax asset and other assets............................              18,037              17,809
                                                                           ----------------    ----------------
      Total assets....................................................           $ 126,153            $117,545
                                                                           ================    ================


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $15,702             $13,893
  Accrued expenses....................................................              16,105              11,816
  Notes payable.......................................................                   -              27,252
  Accrued compensation................................................               2,374               2,005
  Current portion of long-term debt...................................              11,186              11,137
                                                                           ----------------    ----------------
   Total current liabilities..........................................              45,367              66,103
                                                                           ----------------    ----------------
Long-term debt........................................................              39,469               7,852
Other long-term liabilities...........................................               5,044               6,151
                                                                           ----------------    ----------------
   Total liabilities..................................................              89,880              80,106
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 459                 459
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,907,065 shares at March 31, 2002 and
  September 30, 2002
Class B common stock, par $0.01.......................................                 190                 190
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2002 and
   September 30, 2002
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  46
Additional paid-in capital............................................             364,566             364,566
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................                (18)               (107)
Accumulated deficit...................................................           (328,723)           (327,468)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              36,273              37,439
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 126,153           $ 117,545
                                                                           ================    ================

                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2001            2002              2001            2002
                                                ------------    ------------      ------------    ------------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 46,319        $ 46,235          $ 96,527        $ 85,265
Services......................................       13,102           9,936            26,193          20,711
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       59,421          56,171           122,720         105,976

Cost of equipment sales.......................       40,637          32,717            83,743          61,673
Cost of services..............................        8,579           6,984            16,454          13,822
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       49,216          39,701           100,197          75,495
                                                ------------    ------------      ------------    ------------


   Gross margin...............................       10,205          16,470            22,523          30,481
Operating expenses:
  Sales and marketing.........................        4,806           4,615            10,720           8,948
  Research and development....................        5,935           4,178            13,925           7,624
  General and administrative..................        6,207           4,126            11,887           8,777
  Restructuring...............................        2,200           1,742             2,200           1,742
  Goodwill and intangible amortization........        7,953             389            15,906             778
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       27,101          15,050            54,638          27,869
                                                ------------    ------------      ------------    ------------
Operating income (loss).......................     (16,896)           1,420          (32,115)           2,612


Other (income) expense, net...................           16            (61)               273           (111)
Interest expense..............................        1,208             685             2,567           1,468
                                                ------------    ------------      ------------    ------------
Income (loss) before tax benefit..............     (18,120)             796          (34,955)           1,255
Income taxes..................................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Net income (loss).............................   $ (18,120)           $ 796        $ (34,955)         $ 1,255
                                                ============    ============      ============    ============

Net income (loss) per common share:...........
             Basic............................     $ (0.28)          $ 0.01          $ (0.55)          $ 0.02
                                                ============    ============      ============    ============
             Diluted..........................     $ (0.28)          $ 0.01          $ (0.55)          $ 0.02
                                                ============    ============      ============    ============
Weighted average number of common shares
  outstanding:................................
             Basic............................       64,846          64,921            63,743          64,921
                                                ============    ============      ============    ============
             Diluted..........................       64,846          64,967            63,743          64,969
                                                ============    ============      ============    ============





                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                       -----------------------------------------
                                                                            2001                     2002
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income (loss)..................................................          $ (34,955)                 $ 1,255
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Depreciation and amortization....................................              23,217                   6,915
  Deferred compensation............................................                  24                      --
  Restructuring ...................................................               (279)                    105
  Loss on sale of fixed assets.....................................                 244                     111
Changes in assets and liabilities:
  Accounts receivable..............................................             (1,243)                (3,383)
  Inventory........................................................              28,678                  4,367
  Prepaid expenses and deposits....................................                 133                    730
  Other assets.....................................................               (255)                    228
  Accounts payable and accrued expenses............................             (6,291)                (5,110)
  Accrued compensation.............................................             (1,564)                  (369)
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................               7,709                 4,849
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (6,542)                  (756)
  Proceeds from sale of land, building and equipment...............                 932                1,978
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........             (5,610)                  1,222
                                                                       -----------------       -----------------


Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......             (7,954)                   1,162
  Borrowing of long-term debt and leases payable...................               1,499                    --
                                                                                                           --
  Repayment of long-term debt and leases payable...................               (185)                (5,576)
  Proceeds from the issuance of common stock.......................               5,955                     --
                                                                       -----------------       -----------------
     Net cash used in financing activities.........................               (685)                (4,414)
                                                                       -----------------       -----------------


Effect of exchange rate changes on cash............................                  32                   14
     Net increase in cash..........................................               1,446                1,671
Cash and cash equivalents, beginning of period.....................                 405                6,687
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 1,851                 $ 8,358
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

NOTE 3. RESTRUCTURING CHARGE


         The Company recognized a restructuring charge of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost has been capitalized as part of the purchase of Teltrend Inc. and primarily related to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs has been charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2002, $2.0 million of these restructuring costs had been paid leaving a balance of approximately $0.9 million. As of September 30, 2002, $2.3 million of these restructuring costs have been paid.


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

         The Company's restructuring balances and their utilization are presented in the following table:

                                                               Charged         Utilized
                                              Balance          through          through           Balance
                                            March 31,    September 30,    September 30,     September 30,
              (IN THOUSANDS)                     2002             2002             2002              2002
----------------------------------------------------------------------------------------------------------
Employee costs.......................         $ 2,039            $ 351          $ 1,298           $ 1,092
Legal, facility & other costs........           2,174            1,391              339             3,226
----------------------------------------------------------------------------------------------------------
Total................................         $ 4,213          $ 1,742          $ 1,637           $ 4,318
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

         Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six-month periods ended September 30, 2001 and 2002, are as follows:

                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended September 30, 2001
      Revenues..........................      $46,319              $ 13,102              $ 59,421
      Operating income (loss)...........     (18,541)                 1,645              (16,896)
      Depreciation and amortization.....       10,571                 1,130                11,701
      Total assets......................      248,767                22,626               271,393

Three months ended September 30, 2002
      Revenues..........................      $46,235               $ 9,936              $ 56,171
      Operating income (loss)...........        2,516               (1,096)                 1,420
      Depreciation and amortization.....        2,181                 1,140                 3,321
      Total assets......................      100,131                17,414               117,545

Six months ended September 30, 2001
      Revenues..........................      $96,527               $26,193             $ 122,720
      Operating income (loss)...........     (36,410)                 4,295              (32,115)
      Depreciation and amortization.....       21,122                 2,095                23,217
      Total assets......................      248,767                22,626               271,393

Six months ended September 30, 2002
      Revenues..........................      $85,265               $20,711              $105,976
      Operating income..................        2,345                   267                 2,612
      Depreciation and amortization.....        4,638                 2,277                 6,915
      Total assets......................      100,131                17,414               117,545


         Reconciliation of Operating income (loss) from continuing operations for the reportable segments to Income (loss) from continuing operations before income taxes:

                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              2001         2002           2001         2002
                                                           ----------   ----------     ----------   ----------
                  (In thousands)

Operating income (loss) ...............................    $ (16,896)     $ 1,420     $ (32,115)    $ 2,612

Other (income) expense, net............................           16          (61)          273         (111)
Interest expense.......................................        1,208         685          2,567       1,468
                                                           ----------  -----------    ----------  -----------
Income (loss) before taxes ............................    $ (18,120)    $    796     $ (34,955)  $   1,255
                                                           ==========  ==========     ==========  ===========

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


                                                        Three months ended            Six months ended September
                                                          September 30,                          30,
                                                   -----------------------------    -------------------------------
(in thousands, except per share amounts)                2001            2002             2001              2002
                                                   -------------    ------------    -------------     -------------

Reported Net income (loss)....................        $(18,120)           $ 796        $(34,955)            $1,255
Add back: Goodwill amortization...............            3,915                            7,829
                                                   -------------    ------------    -------------     -------------
Adjusted Net income (loss)....................        $(14,205)           $ 796        $(27,126)            $1,255
                                                   =============    ============    =============     =============

Reported basic and diluted earnings per share.         $ (0.28)           $0.01         $ (0.55)             $0.02
Add back: Goodwill amortization per share.....              .06                             0.12
                                                   -------------    ------------    -------------     -------------
Adjusted basic and diluted earnings per share.         $ (0.22)           $0.01         $ (0.43)             $0.02
                                                   =============    ============    =============     =============


         As of September 30, 2002, the Company had finite lived intangible assets with an original carrying value of $32.9 million, accumulated amortization of $19.9 million and impairment expense of $3.4 million. These assets consist of product technology acquired from Teltrend Inc. on March 17, 2000. At September 30, 2002, the net carrying value of these assets was $9.5 million. These intangibles are being amortized over a period of 5 to 7 years. Intangible amortization included in expense for the three and six months ended September 30, 2002 was $0.4 million and $0.8 million respectively. The remaining amortization expense for fiscal 2003 is $0.8 million. The estimated amortization expense for the next four years is $1.6 million per year.

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
                                                    ============     ============    ============     ============

NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                       March 31,             September 30,
                                                    ----------------        ---------------
(in thousands)                                           2002                    2002
                                                    ----------------        ---------------
Raw material .................................             $ 22,721               $ 13,866
Work in process...............................                   39                     52
Finished goods................................               14,889                  9,312
Reserve for excess and obsolete inventory and net
realizable value..............................             (19,475)                (9,423)
                                                    ----------------        ---------------
                                                           $ 18,174               $ 13,807
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------------------

OVERVIEW


         Through its four broadband access product lines in its equipment manufacturer segment, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These four product lines include:

o Customer Networking Equipment(CNE): Westell Customer Networking Equipment products and solutions enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet through the power of broadband xDSL solutions.
o Carrier Transport & Multiplexer(CTM): Westell's Carrier Transport and Multiplexer products enable our customers to deliver and manage a range of broadband services from the telephone company central office with interfaces with other carriers such as wireless as well as enterprise customers.
o Carrier Service Access(CSA): Westell Carrier Service Access products enable telephone company transmission, maintenance, and troubleshooting of multiple broadband solutions (telephone company services such as, Network Interface Units , DS1, DS3, HDSL2, HDSL4 , DDS and ISDN) from the customer access point to the serving telephone company central office.
o OSP, Enclosures & Accessories(OSP): Westell Outside Plant products and solutions focus on facilities equipment linking the telephone company's central office to the communications subscriber through various transmission technologies, such as analog, digital data, traditional repeatered T1, HDSL, HDSL2, and HDSL4.

         The Company tracks revenue from these four product lines by two main groups: Broadband Products and Telephone Company Access Products ("TAP"). Broadband products include CNE and CTM product lines and TAP products include CSA and OSP product lines.

         The Company's services segment provides teleconferencing, multipoint video conferencing, broadcast fax, and multimedia teleconferencing services to various customers through its subsidiary called Conference Plus Inc.

         Below is a table that compares equipment and service revenues for the three and six month periods ended September 30, 2001 with the three and six month periods ended September 30, 2002 by product group. See Note 4 Interim Segment Information under Notes to Condensed Consolidated Financial Statements for presentation of operating income (loss).

                          Three months ended September 30,                Six months ended September 30,
                    ---------------------------------------------   --------------------------------------------
(in thousands)               2001   %               2002   %               2001    %                2002   %
                    ---------------------  ----------------------   --------------------   ---------------------
TAP....................  $ 23,268 39.2%         $ 16,158  28.8%         $50,172  40.9%           $31,817 30.0%
Broadband..............    23,051 38.8%           30,077  53.5%          46,355  37.8%            53,448 50.5%
                    --------------         --------------           ------------           --------------
Total equipment........    46,319 78.0%           46,235  82.3%          96,527  78.7%            85,265 80.5%

Services...............    13,102 22.0%            9,936  17.7%          26,193  21.3%            20,711 19.5%
                    --------------         --------------           ------------           --------------

Total revenues.........  $ 59,421               $ 56,171               $122,720                 $105,976
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

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, revenues from TAP products such as NIUs have declined in recent years as telephone companies continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

         As a result of the recession, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed TAP transmission products although the Company believes that spending on Customer Network Equipment is not currently impacted by the economic downturn. A reorganization of the Company occurred in the second quarter of fiscal year 2002. Certain products, projects and a customer relationship were discontinued. The Company had excess inventory and less than anticipated customer sales during that period. The decline in product prices in fiscal year 2002 due to the recession in the telecommunications industry resulted in portions of the Company's inventory to be stated above the estimated selling prices less cost to sell. Accordingly, the Company recognized an inventory adjustment to net realizable value, charges for excess and obsolete inventory, and the write off of fixed assets of $14.5 million in fiscal year 2002. The Company incurred a reorganization charge of $6.3 million in fiscal 2002 in its efforts to realign the Company's operating expenses with its revenues. To offset the effects of the recession in the telecommunications industry and the discontinued customer relationship, in the first six months of fiscal year 2003, the Company has maintained a lower level of inventory, adjusted its forecasting process to account for the impact of the recession and continued to reduce costs. If the Company has not adjusted its operations to adequately take into account the impact of the continued recession or if the recession worsens, then the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. In addition, in the first six months of fiscal 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's financial condition.

RESULTS OF OPERATIONS. PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO PERIODS ENDED SEPTEMBER 30, 2001

         Revenues. The Company's revenues decreased 5.5% from $59.4 million in the three months ended September 30, 2001 to $56.2 million in the three months ended September 30, 2002. This revenue decrease was due to decreased equipment revenue from the Company's TAP products of $7.1 million and a decrease in teleconference service revenue of $3.1 million when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products increased by $7.0 million when compared with the same three-month period of the prior year. The decrease in revenues from TAP products was due primarily to lower unit volume. The decrease in service revenue is attributable to a reduction in call minutes at the Company's subsidiary Conference Plus, Inc. The increase in revenue from Broadband products is due to higher unit volume.

         The Company's revenues decreased 13.6% from $122.7 million in the six months ended September 30, 2001 to $106.0 million in the six months ended September 30, 2002. This revenue decrease was primarily due to decreased equipment revenue from the Company's TAP products of $18.3 million when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products increased by $7.1 million when compared with the same six-month period of the prior year. The decrease in revenue from TAP products was due to overall unit volume decreases. The increase in revenue from Broadband products is due to earning a one-time product royalty of $1.7 million as well as to higher unit volume. Service revenue decreased in the six month period by $5.5 million when compared with the same period of the prior year due to a reduction in call minutes at the Company's Conference Plus, Inc. subsidiary.

         Gross Margin. Gross margin as a percentage of revenue increased from 17.2% in the three months ended September 30, 2001 to 29.3% in the three months ended September 30, 2002 and increased from 18.4% in the six months ended September 30, 2001 to 28.8% in the six months ended September 30, 2002. The increased margins in the three and six month periods ended September 30, 2002 were primarily due to reduced material, labor and handling costs, particularly in our broadband product lines, a reversal of $2.0 million excess and obsolete inventory reserve, and the recording of a $1.7 million product royalty. For the three and six month periods ended September 30, 2001, gross margins were adversely impacted by the Company's recognition of inventory charges for excess and obsolete inventory of $4.3 million related to an acceleration of the technological obsolescence of certain of the Company's products due to competitive actions. The increase in gross margins for the three and six month periods ended September 30, 2002 was offset in part by decreased margin dollars of $1.6 million and $2.9 million generated by the Company's Conference Plus, Inc. subsidiary for the three and six months periods ended September 30, 2002, respectively. Excluding the one-time royalty and the reversal of excess and obsolete inventory reserves, gross margin as a percentage of revenue would have been 25.8% and 25.3% in the three and six months ended September 30, 2002. The Company believes that continued pricing pressures and the continued recession in the telecommunications industry affecting its equipment segment will adversely impact margins in the future. The Company expects that these anticipated price reductions will be offset in part with continued cost reductions and efficiencies.

         Sales and Marketing. Sales and marketing expenses decreased 4.0%, or $191,000, to $4.6 million in the three months ended September 30, 2002 and decreased 16.5%, or $1.8 million, to $8.9 million in the six months ended September 30, 2002 when compared to the same period last year. Sales and marketing expenses increased as a percentage of revenues from 8.1% in the three months ended September 30, 2001 to 8.2% in the three months ended September 30, 2002. Sales and marketing expenses decreased as a percentage of revenues from 8.7% in the six months ended September 30, 2001 to 8.4% in the six months ended September 30, 2002. The decrease in sales and marketing expenses was primarily due to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken due to the recession in the telecommunications industry. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

         Research and Development. Research and development expenses decreased 29.6%, or $1.8 million, to $4.2 million in the three months ended September 30, 2002 and decreased 45.2%, or $6.3 million, to $7.6 million in the six months ended September 30, 2002 when compared to the same period last year. Research and development expenses decreased as a percentage of revenues from 10.0% in the three months ended September 30, 2001 to 7.4% in the three months ended September 30, 2002. Research and development expenses also decreased as a percentage of revenues from 11.3% in the six months ended September 30, 2001 to 7.2% in the six months ended September 30, 2002. The decrease in research and development expense is primarily a result of the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken due to the recession in the telecommunications industry. To a lesser extent, research and development expenses decreased because the Company earned $250,000 in the three months ended June 30, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that research and development expenses in the future will continue to be a significant percent of revenue and will be required for the Company to remain competitive.

         General and Administrative. General and administrative expenses decreased 33.5%, from $6.2 million in the three months ended September 30, 2001 to $4.1 million in the three months ended September 30, 2002. General and administrative expenses decreased 26.2%, from $11.9 million in the six months ended September 30, 2001 to $8.8 million in the six months ended September 30, 2002. General and administrative expenses decreased as a percentage of revenues from 10.4% in the three months ended September 30, 2001 to 7.3% in the three months ended September 30, 2002. General and administrative expenses also decreased as a percentage of revenues from 9.7% in the six months ended September 30, 2001 to 8.3% in the six months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to the fiscal 2002 reorganizations, which were a result of the recession in the telecommunications industry. The Company does not expect that the decrease in general and administrative expenses will have material adverse effect on the Company's operations.

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

         The Company's revolving credit facility, as amended on June 28, 2002, provides for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. If the amendment had not been effected, the Company would not have been in compliance with the EBITDA covenant of the credit facility on June 29, 2002. The amended asset based revolving credit facility provides for total borrowing based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $7.3 million as of September 30, 2002. The $7.3 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. The Company paid a $350,000 restructuring fee to the lenders in connection with the amendments to the credit facility. The amended credit facility requires the revolving loan to be paid in full before any payments are applied to the term loan. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at September 30, 2002. Management expects to be in compliance with the covenants for the term of the credit facility.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company is committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. As of September 30, 2002, $17.7 million was outstanding under these notes.

         At September 30, 2002 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $5.3 million, $4.3 million, $3.5 million, $3.5 million, $3.4 million and $26.0 million for fiscal years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

         The Company's operating activities provided cash of $4.8 million in the six months ended September 30, 2002. This resulted primarily from net income of $1.2 million, non cash depreciation and amortization of $6.9 million, and reductions in inventory of $4.3 million at the Company's telecom equipment segment offset in part by decreases in accounts payable and accrued expenses of $5.1 million and increases in account receivable of $3.4 million. The Company's operating activities provided for cash of $7.7 million for the six month period ended September 30, 2001. This resulted primarily from cash sources created from the reduction of inventory in the amount of $28.7 million at the Company's telecom equipment segment offset in part by uses of cash resulting from net losses net of depreciation and amortization of $11.7 million, reduction in accounts payable and accrued expenses of $7.9 million and increases in accounts receivable of $1.2 million. The inventory reductions were achieved for the periods ended September 30, 2002 and 2001 by selling products throughout the year that were in inventory at March 31, 2002 and March 31, 2001, respectively, in the Company's telecom equipment segment. The Company believes that its current inventory level is necessary to satisfy ongoing business operations.

         Capital expenditures for the six month period ended September 30, 2002 were approximately $0.8 million compared with $6.5 million for the six months ended September 30, 2001. The reduction in capital expenditures is due primarily to the Company's decreased need to spend on bridge equipment used to run conference calls in the telecom services segment in the amount of $5.1 million. The Company expects to spend approximately $3.5 million for capital expenditures for the remainder of fiscal year 2003 related primarily for machinery, computer and research equipment purchases.

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

         The Company had a deferred tax asset of approximately $92.4 million at September 30, 2002. The Company has recorded a valuation allowance reserve of $67.0 million to reduce the recorded deferred tax asset to $25.4 million. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred operating losses for the 2000, 2001 and 2002 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy that the Company is relying upon involves the potential sale of the Company's 91% owned Conference Plus Inc. subsidiary. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtains an annual independent appraisal of the value of the business in the fourth quarter of each fiscal year. This appraisal, which is based on discounted future cash flows, is used in the Company's evaluation of the recorded net deferred tax assets. If the appraised value of Conference Plus, Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, an income tax benefit would be recorded to decrease the valuation allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
         -----------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES.
         -----------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDS.
         -------------------------------------------------

         On September 26, 2002, our annual meeting of stockholders was held and the following matter was voted on:

         1. The following individuals were elected to the board of directors to serve until the 2003 annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Nominee                                            Votes For    Votes abstained
-------                                            ---------    ---------------

John W. Seazholtz...............................   115,244,235        457,952
Paul A. Dwyer, Jr...............................   115,243,335        458,852
E. Van Cullens..................................   112,513,793      3,188,394
Robert C. Penny III.............................   115,240,435        455,752
Roger L. Plummer................................   115,241,735        460,452
Thomas A. Reynolds, III.........................   115,159,265        542,922
Bernard E. Sergesketter.........................   115,243,212        458,974
Melvin J. Simon.................................   115,160,065        542,122

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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


                          WESTELL TECHNOLOGIES, INC.
                          --------------------------
                               (Registrant)


DATE: May 23, 2002
                          By: /s/ E. VAN CULLENS
                             -------------------
                               E. VAN CULLENS
                               Chief Executive Officer


                          By: /s/ NICHOLAS C. HINDMAN
                             ------------------------
                               NICHOLAS C. HINDMAN
                               Senior Vice President and Chief Financial Officer

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


         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                  Date:  May 23, 2003


                                       /s/ E. Van Cullens
                                           -----------------------
                                           E. Van Cullens,
                                           President and Chief Executive Officer

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


         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                  Date:  May 23, 2003


                                    /s/ Nicholas C. Hindman, Sr.
                                        ------------------------
                                        Nicholas C. Hindman, Sr.
                                        Senior Vice President and
                                          Chief Financial Officer