Form 10-Q/A
period 2002-12-31
WESTELL TECHNOLOGIES INC
filed 2003-05-27
CIK 1002135

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


Class A Common Stock, $0.01 Par Value - 45,907,065 shares at February 4, 2003 Class B Common Stock, $0.01 Par Value - 19,014,869 shares at February 4, 2003

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (the "Quarterly Report") of Westell Technologies, Inc. In connection with the filing of this Amendment and pursuant to Rule 12b-15, we are including certain currently dated certifications. This Amendment speaks as of the original filing date of the Quarterly Report and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated the Form 10-Q in its entirety.



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
                                                =============    =============     =============    =============





                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            2001                     2002
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income (loss)..................................................         $ (135,769)                 $ 3,513
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Depreciation and amortization....................................              34,910                  10,205
  Goodwill write down..............................................              90,500                      --
  Deferred compensation............................................                  24                      --
  Restructuring ...................................................             (1,648)                  (490)
  Loss on sale of fixed assets.....................................                 204                      79
Changes in assets and liabilities:
  Accounts receivable..............................................               1,688                  3,215
  Inventory........................................................              38,413                  5,590
  Prepaid expenses and deposits....................................                (69)                  (735)
  Other assets.....................................................                 350                  (378)
  Accounts payable and accrued expenses............................            (20,777)                (7,536)
  Accrued compensation.............................................               (269)                    537
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................               7,557                14,000
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (7,503)                (1,472)
  Proceeds from sale of land, building and equipment...............                 948                  1,977
  Purchase of subsidiary stock.....................................                  --                   (256)
  Decrease in other assets.........................................               (172)                      --
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........             (6,727)                    249
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......             (2,174)                 (6,187)
  Borrowing of long-term debt and leases payable...................               1,371                    363
  Repayment of long-term debt and leases payable...................               (196)                 (8,134)
  Purchase of treasury stock.......................................                 (8)                      --
  Proceeds from the issuance of common stock.......................               6,000                   --
                                                                       -----------------       -----------------
     Net cash provided by (used in) financing activities...........               4,993               (13,958)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  --                 (52)
     Net increase in cash..........................................               5,823                  239
Cash and cash equivalents, beginning of period.....................                 405                6,687
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 6,228                 $ 6,926
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


         As of December 31, 2002, the Company had finite lived intangible assets with an original carrying value of $32.9 million, accumulated amortization of $20.3 million and impairment expense of $3.4 million. These assets consist of product technology acquired from Teltrend Inc. on March 17, 2000. At December 31, 2002, the net carrying value of these assets was $9.2 million. These intangibles are being amortized over a period of 5 to 7 years. Intangible amortization included in expense for the three and nine months ended December 31, 2002 was $0.4 million and $1.2 million respectively. The remaining amortization expense for fiscal 2003 is $0.4 million. The estimated amortization expense for the next four years is $1.6 million per year.


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

NOTE 6.  COMPREHENSIVE INCOME:

         The disclosure of comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

                                                   Three months ended December       Nine months ended December
                                                               31,                               31,
                                                  ------------------------------    ------------------------------
(In thousands)                                         2001             2002            2001             2002
                                                  -------------    -------------    -------------    -------------
Net income (loss).............................      $(100,814)           $2,258       $(135,769)           $3,513
Other comprehensive income (loss)
     Foreign currency translation adjustment..              17             (60)               22            (149)
                                                  -------------    -------------    -------------    -------------
 Comprehensive income (loss)..................      $(100,797)           $2,198       $(135,747)           $3,364
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

o Carrier Service Access(CSA): Westell Carrier Service Access products enable telephone company transmission, maintenance, and troubleshooting of multiple broadband solutions (telephone company services such as Network Interface Units, DS1, DS3, HDSL2, HDSL4 , DDS and ISDN) from the customer access point to the serving telephone company central office.

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

         As a result of the recession, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed TAP transmission products although the Company believes that spending on Customer Network Equipment is not currently impacted by the economic downturn. A reorganization of the Company occurred in the second quarter of fiscal year 2002. Certain products, projects and a customer relationship were discontinued. The Company had excess inventory and less than anticipated customer sales during that period. The decline in product prices in fiscal year 2002 due to the recession in the telecommunications industry resulted in portions of the Company's inventory to be stated above the estimated selling prices less cost to sell. Accordingly, the Company recognized an inventory adjustment to net realizable value, charges for excess and obsolete inventory, and the write off of fixed assets of $14.5 million in fiscal year 2002. The Company incurred a reorganization charge of $6.3 million in fiscal 2002 in its efforts to realign the Company's operating expenses with its revenues. To offset the effects of the recession in the telecommunications industry and the discontinued customer relationship, in the first nine months of fiscal year 2003, the Company has maintained a lower level of inventory, adjusted its forecasting process to account for the impact of the recession and continued to reduce costs. If the Company has not adjusted its operations to adequately take into account the impact of the continued recession or if the recession worsens, then the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. In addition, in the first nine months of fiscal 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's financial condition.


RESULTS OF OPERATIONS - Periods ended December 31, 2002 compared to periods ended December 31, 2001


         Revenues. The Company's revenues decreased 26.6% from $67.0 million in the three months ended December 31, 2001 to $49.2 million in the three months ended December 31, 2002. This revenue decrease was due to decreased equipment revenue from the Company's Broadband and TAP products of $8.7 million and $7.4 million respectively, when compared with the same period of the prior year. The decreased equipment revenue from the Company's TAP products was due to overall unit volume decreases. The decreased equipment revenue from the Company's Broadband products was due a reduction in overall unit selling prices. Service revenue decreased in the three month period by $1.7 million when compared with the same period of the prior year due to a decrease in call minutes at the Company's Conference Plus, Inc. subsidiary.

         The Company's revenues decreased 18.2% from $189.7 million in the nine months ended December 31, 2001 to $155.2 million in the nine months ended December 31, 2002. This revenue decrease was primarily due to decreased equipment revenue from the Company's TAP products of $25.8 million, or 36.6%, when compared with the same period of the prior year. Equipment revenue from the Company's Broadband products also decreased by $1.6 million, or 1.9%, when compared with the same nine-month period of the prior year. The decreased equipment revenue in the Company's TAP products was due to overall unit volume decreases. The decreased equipment revenue in the Company's Broadband products was due to a reduction in overall unit selling prices. Service revenue decreased in the nine month period by $7.2 million when compared with the same period of the prior year due to a decrease in call minutes at the Company's Conference Plus, Inc. subsidiary.

         Gross Margin. Gross margin as a percentage of revenue increased from 20.0% in the three months ended December 31, 2001 to 29.4% in the three months ended December 31, 2002 and increased from 18.9% in the nine months ended December 31, 2001 to 29.0% in the nine months ended December 31, 2002. The increased margins in the three and nine month periods ended December 31, 2002 was primarily due to a reduction in material, labor and handling costs, particularly in our broadband product lines. The three and nine month period ended December 31, 2001 contained a $1.2 million benefit related to resolution of a disputed expense in the Conference Plus Inc. subsidiary. Also impacting the nine month period ended December 31, 2002 margin was a reversal of $2.0 million related to excess and obsolete inventory reserves and the recording of a $1.7 million product royalty. For the three and nine month periods ended December 31, 2001, gross margins were also adversely impacted by the Company's recognition of inventory charges for excess and obsolete inventory of $4.3 million related to an acceleration of the technological obsolescence of certain of the Company's products due to competitive actions. The increases in the three and nine month periods ended December 31, 2002 were offset in part by decreased margin dollars generated by the Company's Conference Plus, Inc. subsidiary. Excluding the one-time royalty and the reversal of excess and obsolete inventory reserves, gross margin as a percentage of revenue would have been 26.6% in the nine month period ended December 31, 2002. The Company believes that continued pricing pressures and the continued recession in the telecommunications industry affecting its equipment segment will adversely impact margins in the future. The Company expects that these anticipated price reductions will be offset in part with continued cost reductions and efficiencies.

         Sales and Marketing. Sales and marketing expenses decreased 25.4%, or $1.2 million, to $3.5 million in the three months ended December 31, 2002 and decreased 19.3%, or $3.0 million, to $12.5 million in the nine months ended December 31, 2002 when compared to the same periods last year. The decrease in sales and marketing expenses during the three and nine month periods was primarily due to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken as a result of the recession in the telecommunications industry. Sales and marketing expenses increased as a percentage of revenues from 7.1% in the three months ended December 31, 2001 to 7.2% in the three months ended December 31, 2002. Sales and marketing expenses decreased as a percentage of revenues from 8.1% in the nine months ended December 31, 2001 to 8.0% in the nine months ended December 31, 2002. The reduced revenue and expenses was the primary cause of the percentages remaining relatively unchanged from fiscal 2001. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

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

         General and Administrative. General and administrative expenses decreased 37.2%, from $5.6 million in the three months ended December 31, 2001 to $3.5 million in the three months ended December 31, 2002. General and administrative expenses decreased 29.7%, from $17.4 million in the nine months ended December 31, 2001 to $12.3 million in the nine months ended December 31, 2002. General and administrative expenses decreased as a percentage of revenues from 8.3% in the three months ended December 31, 2001 to 7.1% in the three months ended December 31, 2002 and decreased from 9.2% in the nine months ended December 31, 2001 to 7.9% in the nine months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to cost reductions initiated in the fiscal 2002 reorganizations, which were a result of the recession in the telecommunications industry. The Company does not expect that the decrease in general and administrative expenses will have material adverse effect on the Company's operations.


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


         The Company's revolving credit facility, as amended on June 28, 2002, provides for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. If the amendment had not been effected, the Company would not have been in compliance with the EBITDA covenant of the credit facility on June 29, 2002. The amended asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.7 million as of December 31, 2002. The $6.7 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. The Company paid a $350,000 restructuring fee to the lenders in connection with the amendments to the credit facility. The amended credit facility requires the revolving loan to be paid in full before any payments are applied to the term loan. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at December 31, 2002. Management expects to be in compliance with the covenants for the term of the credit facility.


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

         The Company's operating activities provided cash of $14.0 million in the nine months ended December 31, 2002. This resulted primarily from net income, non cash depreciation and amortization, reductions in inventory and accounts receivable offset in part by decreases in accounts payable and accrued expenses. The inventory reductions were achieved by selling products throughout the year that were in inventory at March 31, 2002. The Company believes that its current inventory level is necessary to satisfy ongoing business operations.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                   (Registrant)


DATE: May 23, 2003
                                              By: /s/ E. VAN CULLENS
                                                 ---------------
                                                   E. VAN CULLENS
                                                   Chief Executive Officer


                                              By: /s/ NICHOLAS C. HINDMAN
                                                 ---------------------
                                                   NICHOLAS C. HINDMAN
                                                   Senior Vice President and
                                                     Chief Financial Officer

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

         Date:  May 23, 2003

                                  /s/ E. VAN CULLENS
                                      --------------
                                         E. Van Cullens
                                         President and Chief Executive Officer

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

         Date: May 23, 2003


                               /s/ NICHOLAS C. HINDMAN
                                   --------------------
                               Nicholas C. Hindman, Sr.
                               Treasurer, Secretary, Senior Vice President and
                                 Chief Financial Officer