Form 10-K
period 2003-03-30
WESTELL TECHNOLOGIES INC
filed 2003-06-30
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended March 31, 2003 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .
                                                             -------    -------

Commission file number:    0-27266
                           -------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   36-3154957
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                      60504
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past90 days.     Yes  /X/      No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer as defined
be rule 12b-2 of the Act.    Yes  / /   No  /X/

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on September 30, 2002 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $64 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 9, 2003, 48,417,967 shares of the registrant's Class A Common Stock were outstanding and 17,650,860 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Form 10-K (and any amendments thereto) by reference:
        Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders (Part III).

                           WESTELL TECHNOLOGIES, INC.
                    2003 ANNUAL REPORT ON FORM 10-K CONTENTS


             Item                                                        Page
        ---------------                                                 --------

        PART I
             1.     Business................................................   1
                    Risk Factors............................................  14
             2.     Properties..............................................  22
             3.     Legal Proceedings.......................................  22
             4.     Submission of Matters to a Vote of Security Holders.....  23
        PART II
             5.     Market for the Registrant's Common Equity and Related
                         Stockholder Matters.......                           24
             6.     Selected Financial Data.................................  26
             7.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................  27
             7A.    Quantitative and Qualitative Disclosure About Market
                         Risk.. ............................................  39
             8.     Financial Statements and Supplementary Data.............  39
             9.     Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure................  39
        PART III
             10.    Directors and Executive Officers of the Registrant......  39
             11.    Executive Compensation..................................  40
             12.    Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters.........  40
             13.    Certain Relationships and Related Transactions..........  40
             14.    Controls and Procedures.................................  40
        PART IV
             15.    Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K........................................  40
                    Signatures..............................................  44
                    Certifications..........................................  45

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained in this Annual Report of Form 10-K regarding matters that are not historical facts or that contain the words "believe", "expect", "continue," "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under the section titled "Risk Factors" set forth herein and elsewhere in this Annual Report on Form 10-K. Westell Technologies, Inc. ("Westell" or the "Company") undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  BUSINESS

         Westell Technologies, Inc., (the "Company") was incorporated in Delaware in 1980 and its headquarters are located at 750 North Commons Drive, Aurora, Illinois. The Company is comprised of two segments: equipment sales and teleconference services. In the equipment segment, the Company designs, manufactures, markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers to deliver broadband services primarily over existing copper telephone wires that connect end users to a telephone company's central office. The central office is a telephone company building where subscriber lines are joined to switching equipment that can connect subscribers to each other. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network.

         The equipment manufacturing segment consists of two product lines:
Broadband products and Telephone Company Access Products (TAP). The Broadband product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide high-speed services over existing copper infrastructure. In addition, Westell also provides DSL products for businesses and enterprises such as Internet Service Providers. The Company also designs, develops and sells Telephone Company Access Products (TAP) that monitor and maintain special service circuits in telephone companies' local loops. Westell products are deployed worldwide, but Westell realizes the majority of its revenues from the North American market.

         The Company's service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private reseller program.

     Revenues and total assets from Westell's two reportable segments for the fiscal years ended March 31, 2003 are as follows (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and note thereto included in this Annual Report on Form 10-K):


(dollars in thousands)                                      Fiscal year ended March 31,
                                        --------------------------------------------------------------------
Revenue:                                   2001           %        2002           %        2003           %
                                        ------------ -------    ------------ -------    ------------ -------
Telecom equipment ...................      $319,494     88%        $191,302     80%        $168,216     80%
Telecom services.....................        41,983     12%          48,521     20%          41,805     20%
                                        ------------            ------------            ------------
Total revenue                              $361,477                $239,823                $210,021
                                        ============            ============            ============

Assets:
Telecom equipment....................      $295,960     94%        $105,969     84%         $86,702     79%
Telecom services.....................        19,179      6%          20,184     16%          22,772     21%
                                        ------------            ------------            ------------
Total assets                               $315,139                $126,153                $109,474
                                        ============            ============            ============


     Financial information for each of the Company's business and operations by geographic area and segments is located in Note 9 of the consolidated financial statements included in this Annual Report and is incorporated herein by reference.

In fiscal 2003, the Company was profitable for the first time as a public company. From fiscal 1996 through fiscal 2002, the Company reported net losses and negative operating cash flow except for fiscal 1996, which had positive operating cash flow. In fiscal 2003, a significant customer was lost in the Company's services segment. In fiscal 2002 and 2003, the Company restructured its business in response to the economic downturn in the telecommunications industry. The economic downturn impacted units sold and pricing in the telecom equipment segment of the business, particularly in the TAP products. Broadband was impacted less by the downturn as demand for DSL products increased. The Company was also able to increase profit margin in the telecom equipment manufacturer segment through a reduction in material, labor and handling costs, particularly in the broadband product lines. The fiscal 2003 gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. All of the above factors contributed to the Company's ability to be profitable in fiscal 2003.

The Company's stock is divided into two classes. Class A common stock is entitled to one vote per share while class B common stock is entitled to four votes per share. The Company's largest stockholder is a voting trust that owned as of June 9, 2003 49.8% of the voting control of the Company. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 54.5% of the voting power of the Company and therefore effectively control the Company.

THE COMPANY'S PRODUCTS

     The equipment segment of the Company's business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

o Broadband: Westell's family of broadband products enable the transport of high-speed data over existing local telephone lines and allow telecommunications companies to provide high-speed services using their current copper infrastructure. The Company's broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.
o Telephone Company Access Products (TAP): Westell's TAP product family consists of manageable and non-manageable transmission equipment for telephone services, and an array of products used for connecting telephone wires and cables. Network Interface Units (NIU) and NIU mounting products make up the majority of revenue from this product group.

     The following table sets forth the revenues from Westell's two product groups for the fiscal years indicated (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K):

                                                  Fiscal Year Ended March 31,
                                                  ------------------------------
                                                   2001       2002        2003
                                                   ----       ----        ----
                                                       (Dollars in thousands)
Broadband products............................ $ 198,660   $105,011     $111,146
TAP products..................................   120,834     86,291       57,070

Broadband products % of total revenues........     55.0%      43.8%        52.9%
TAP products % of total revenues..............     33.4%      35.9%        27.2%

     The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of past mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

     Broadband Products. Westell's Broadband products allow the transport of high-speed data over the local loop and enable telecommunications companies to provide high-speed services over existing copper infrastructure. The Company's broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.

     Digital subscriber line (DSL) technology uses complex modulation methods to enable high-speed services over copper phone lines. DSL allows the simultaneous transmission of data at speeds up to 8.0 megabits per second when receiving information on the Internet, or 140 times faster than standard 56k modem dial up service, and up to 1 megabits per second when sending information on the Internet, or 17 times faster than standard 56k modem dial up service, while also providing standard analog telephone service over a single pair of copper wires. DSL operates at distances of up to 18,000 feet from the telephone company's central office. With DSL technology, a user can talk on the telephone and transmit high-speed data at the same time over the same copper phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the consumers to install second lines to provide these services. DSL technology is also known as Asymmetric Digital Subscriber Line (ADSL) when it refers to products that provide the ability to send and receive information at varying speeds.

     The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and equipment at the users location referred to as customer premise equipment
(CPE). The DSLAM is a piece of equipment that typically resides in the telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high-speed line back to its core or central network. As network service providers begin deploying DSL based services, the need for DSL line concentration at the central offices increases. The CPE is typically a small device enabling DSL services that sit on a desktop next to a personal computer.

The following table sets forth a list of the Company's principal Broadband products and their applications:



Product                   Description                                         Applications
-------                   -----------                                         ------------
WireSpeed(TM)ADSL Modem.  Customer premise equipment (CPE) that is            Enables a residential customer of ADSL
.......................    connected to a telephone line that has been         service to connect a home PC to the
.......................    configured to provide Asymmetrical Digital          ADSL service for high speed Internet
.......................    Subscriber Line (ADSL) service from the telephone   access.
.......................    company.  This device is typically located in the
.......................    home or office of the customer.  Customer users
.......................    can achieve speeds of up to 8 megabits per second
.......................    when receiving information on the Internet and up
.......................    to 1 megabit per second when sending information
.......................    on the Internet. The target market for this
                          product is residential users.

WireSpeedTM  ADSL NAT     Westell's WireSpeed ADSL NAT Router is a simple     Offers residential and small office
Router................    plug-and-play device that offers Network Address    home office (SOHO) sophisticated
.......................    Translation (NAT) routing and a built-in            routing, security protection and easy
.......................    firewall.  NAT is a method of connecting multiple   installation all in one box.
.......................    computers to the Internet (or any other IP
.......................    network) using one IP address.  NAT routing also
.......................    provides security for devices on the local area
.......................    network (LAN). The target market for this product
.......................    is residential and small office home office
.......................    (SOHO).

Westell xDSL Gateway..    Westell's xDSL Gateway product line offers          Enables residential, SOHO, and small
.......................    support for either ADSL or other types of DSL       businesses to easily network their
.......................    service with a variety of wireline and wireless     broadband services to multiple PCs and
.......................    networking technologies. The target market for      other computing devices.
.......................    this product is residential, small office home
                          office (SOHO), and small business.



     TAP Products. Westell's TAP products provide telephone companies with products to transport, maintain and improve the reliability of services over copper and fiber lines in the local access network. The following table sets forth a list of the Company's principal TAP products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------
Network Interface Unit       The NIU is a T1 circuit termination device     Provides a "demarcation point" or
(NIU).................       that allows circuit loopback and access to     hand-off between the telephone company
.......................       historical circuit performance.                equipment and customer's equipment on T1
.......................                                                      circuits.  The NIU also functions as an
                                                                            maintenance tool that allows the telephone
                                                                            company to remotely drop the customer and
                                                                            test the line back toward the network. This
                                                                            functionality provides valued
                                                                            troubleshooting capability that helps the
                                                                            telephone company reduce maintenance costs
                                                                            and customer down-time.

NIU-PM (Network Interface    Network Interface Unit with Performance        In addition to the NIU capability, the
Unit with Performance        Monitoring that stores circuit performance     NIU PM units provide enhanced
Monitoring)...........       and maintenance information for a single T1    maintenance and remote performance
.......................       circuit.                                       monitoring of T1 circuits.  These units
.......................                                                      also provide enhanced data storage for
.......................                                                      better historical analysis of circuit
.......................                                                      performance.  Additionally, it creates
.......................                                                      an opportunity for preventive
.......................                                                      maintenance activities by the telephone
.......................                                                      company to improve their customer
.......................                                                      satisfaction.

NIU Mountings.........       NIU Mountings are electronic enclosures with   Deployed by telephone company at their
                             connectorized backplanes that house NIUs and   customer's premise locations to
                             NIU PM units                                   terminate their T1 circuits.

DS3 products..........       DS3 Network Interface Units with and without   Facilitates the maintenance, monitoring,
                             Performance Monitoring capability along with   extension, and demarcation of DS3
                             the Mountings to house these plug-in cards.    facilities.  Can be deployed in central
                                                                            offices to hand-off DS3s to alternate
                                                                            carriers and customer premise locations.

T1 Repeaters..........       T1 Office and Line Repeaters                   Facilitates the extension of T1 service
.......................                                                      to subscribers that are more than 3000
.......................                                                      feet* from the central office and those
.......................                                                      that are served beyond a fiber
                                                                            multiplexer. (*Distance will vary based on
                                                                            gauge of copper wire)


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

         In fiscal 2002, the Company received $2.0 million from customers to fund engineering projects, which was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2001 or 2003. In fiscal 2001, 2002 and 2003 the Company spent approximately $33.3 million, $22.4 million and $16.5 million on research and development activities, net of customer funding.

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

         The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. Westell's products are designed in conjunction with input from procurement and manufacturing personnel to reduce costs. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

         The Company's products are subject to industry wide standardization organizations which include, the American National Standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon Discrete Multitone (DMT) technology. DMT is technology that allows digital information to be sent at high-speeds over copper phone lines and prevents the digital information from interfering with other services provided on the same copper phone line. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products containing transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

         The following table lists the principal products currently under development along with their description and expected application:


Product                      Description                                    Applications
-------                      -----------                                    ------------
Next Generation ADSL Modem   New platform that incorporates key             Will enable residential customers of
Platform..............       technological advances (ADSL2 and ADSL2+) to   ADSL service to connect home personal
.......................       improve performance, reliability, and          computers to the Internet at high
.......................       manufacturability.                             speeds. The next generation product will
.......................                                                      also offer residential and small office home
.......................                                                      office (SOHO) sophisticated routing,
.......................                                                      security protection and easy installation.

Next Generation Wireless     Wi-Fi (Wireless Fidelity) Access Point with    Enables residential, SOHO, and small
Platform..............       an integrated ADSL modem.                      businesses to easily network their
.......................                                                      broadband services to multiple PC's and
.......................                                                      other computing devices using a wireless
.......................                                                      platform.  Will include routing, gaming,
.......................                                                      parental/access control and remote
.......................                                                      management

Next Generation S=1/2 ADSL   New platform to improve higher speed ADSL      Will include the functionality of the
Modem.................       modem used for video applications.             Next generation ADSL modem with the
.......................                                                      added feature of allowing broadcast TV
.......................                                                      and Video on Demand.

Managed Services......       System that provides ADSL service providers    Enables ADSL service providers to offer
.......................       with maintenance and diagnostic tools and a    various services to customers including
.......................       platform to provide enhanced services.         parental controls, improved security and
.......................                                                      firewalls, voice over Internet and video
.......................                                                      over Internet.



         The Company currently anticipates that it will introduce the products listed in the above table in late fiscal year 2004 and fiscal year 2005. However, there can be no assurance that the Company will be able to introduce such products as planned.

CUSTOMERS

         The Company's principal customers historically have been telephone companies within the United States. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, the U.S. federal government, Internet service providers, and business enterprises. Revenues from international customers represented approximately $57.7 million, $15.5 million and $11.3 million of the Company's revenues in fiscal 2001, 2002 and 2003, respectively, accounting for 16.0%, 6.5% and 5.4% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 50.6%, 66.4% and 75.1% of the Company's revenues in fiscal 2001, 2002 and 2003, respectively. Sales to the Company's largest three customers, Verizon, SBC and BellSouth, accounted for 43%, 15% and 14% of the Company's revenues in fiscal 2003, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake the internal production of products would have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated and in the future are expected to fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The Company's contracts with its major customers are primarily pricing and product specification agreements that do not require a specific level of quantities to be purchased. Each customer provides the Company with purchase orders for units on an as needed basis.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes which are discussed in the section captioned "Marketing, Sales and Distribution".

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has had an established sales force and channel to domestic service providers since its founding in 1980.

         The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, the Company's traditional TAP products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company's Broadband products are sold directly to telephone carriers, to Internet Service Providers who provide DSL services, and certain retail outlets. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

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

TECHNICAL SUPPORT

         Westell maintains 24-hour, 7-day-a-week telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to some of its customers with respect to the installation, operation and maintenance of its products.

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

         The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall. For the past five fiscal years, the Company's warranty expenses have been insignificant. Since the Company is continually introducing new products, it can not predict the level of future warranty claims on its products. Potential product recalls and warranty expense could adversely affect our ability to remain profitable. See the Risk Factors.

MANUFACTURING

         The Company performs the majority of its manufacturing at its facility in Aurora, Illinois. The Company is positioned to activate a subcontractor to produce DSL products if demand were to significantly increase. The Company subcontracts the production of a portion of its TAP products. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs. See "Risk Factors".

         The Company has purchase contracts with suppliers of material components. Most purchased items are standard commercial components available from multiple suppliers. There are also single sourced components needed to produce products. There are two single sourced items in broadband consisting of the transceiver and the license to run an operating platform. There are a number of other suppliers in the market that could supply the Company with this same technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company's business. Broadband product sales accounted for 53% of revenue in fiscal 2003. All purchase contracts are short term in nature with the exception of one long-term commitment to purchase memory chips. Under this long-term agreement, the Company must purchase $13.5 million of products through December 2005 or pay a cancellation fee of $800,000. It was determined in fiscal 2002 that this purchase commitment would more than likely not be met and the Company therefore accrued for the cancellation fee. Suppliers may terminate unfulfilled contracts without penalty that are outside of contractual time periods.

         A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. The Company's domestic facilities and processes are certified pursuant to ISO 9001. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, may require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers' sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the rapidly changing markets for broadband products. Westell's primary competitors vary by market segment. The Company's principal competitors with respect to its TAP products are Adtran, Inc., ADC Telecommunications, and HyperEdge Corporation. The Company's principal competitors with respect to its Broadband products are primarily Siemens Information and Communication Network Inc. (Efficient), Netopia Inc., 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., ActionTec Electronics Inc. and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company's competitors are significantly larger and have more financial resources than the Company. To remain competitive, the Company focuses on quality, time to market and the ability to react quickly to market changes and believes that it has competitive advantages in these areas because the Company;s operations are U.S. based. The Company expects that new competitive pressure from Asian based manufactures will continue downward pressure on pricing.

         Additional competition is seen from products that increase the efficiency of digital transmission over copper wire such as fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2002, 11.3 million customers used cable modems, in contrast to 6.1 million DSL users. By 2007, the Yankee Group, a service that provides industry trend data, expects this gap to narrow slightly and is forecasting there to be 25.5 million cable modem users versus 16.6 million DSL users resulting in a 35% market share for DSL modems. In addition, the deployment of products and technologies for copper wire may also reduce the demand for other products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S. reduces telephone companies' need for T-1 repeaters, which results in a decrease in demand for Westell's more traditional T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed TAP transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See the risk factor captioned "Our products face competition from other existing products, products under development and changing technology, and if we do not remain competitive, our business will suffer and we will not become profitable".

TELECONFERENCE SERVICES

         Conference Plus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. Conference Plus is an 91.5% owned subsidiary of Westell and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois and a facility in Dublin, Ireland. Conference Plus services generated $42.0 million, $48.5 million and $41.8 million in revenues in fiscal 2001, 2002 and 2003, respectively.

         In June 2002, the Company retained Robert W. Baird & Company to act as an advisor on a possible divestiture of the Company's services subsidiary, Conference Plus, Inc. At this time, the Company is not actively pursuing any divestiture but may do so in the future if adequate consideration can be obtained and if the divestiture fits into the Company's strategic plans in the future.

         Conference Plus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of voice, video or data such as graphs or spreadsheets. Unlike a conference call of several years ago, where participants dialed in on phones, today's meeting can include a blend of audio, graphics, spreadsheets or other documents that can be carried over and archived on the Internet to enhance the traditional voice conference call. By enabling the sharing of this blend of information, Conference Plus can help organizations increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconferencing and meeting services technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         Conference Plus is distinguished by three strategies:

         o        Diverse Distribution Channels
         o        State of the Art Network and Integrated Systems
         o        International Reach

         DIVERSE DISTRIBUTION CHANNELS

         Conference Plus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. A majority of Conference Plus' revenues come from private label commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio, web and video teleconferencing services to maintain continuity, save costs and focus on their core competencies.

         Conference Plus also sells its services directly to Fortune 1000 companies through its National Accounts Sales force. This area continues to be a strong part of the growth of Conference Plus and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of distribution.

         STATE OF THE ART NETWORK AND INTEGRATED SYSTEMS

         A critical part of Conference Plus' approach is its state of the art network and integrated systems. Conference Plus has a state of the art network infrastructure that enables it to take advantage of the relationships it has with major telecommunications providers to provide quality service. Conference Plus has a unique architecture that ensures customers have access to all of the Conference Plus bridge and network capacity during any of their conference calls or meetings.

         Conference Plus has built an integrated reservations, scheduling and billing system called CRBS that is a significant differentiator in the conferencing market. The CRBS system allows Conference Plus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated in the operational environment from the point of reservation through the billing process. This integration allows Conference Plus to enjoy scale advantages and to be able to profitably provide resale service to its customers.

         INTERNATIONAL REACH

         As customers globalize their telecommunications services, Conference Plus has expanded its operational presence internationally to meet these needs. In addition to its main operational centers in Schaumburg, Illinois and Dublin, Ireland, Conference Plus has teleconferencing bridges located in Lombard, Illinois and London, England. Conference Plus is able to serve the teleconferencing needs of customers headquartered anywhere in the world through these facilities. The Conference Plus facility in Dublin, Ireland was established in 1998 to help meet the growing demand for global conferencing service. The international market for teleconferencing is expected to grow substantially as a result of deregulation and improved networks with associated reductions in end user costs.

         Conference Plus' private label customers and many of its other customers are significantly larger than, and are able to exert a high degree of influence over, Conference Plus. Conference Plus depends on two customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on Conference Plus's business. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

         Competition in the teleconferencing business is intense and the Company expects that competition will increase due to low barriers of entry and recent entrants into the audio teleconferencing service market. Many of Conference Plus' competitors, including AT&T, MCI Communications and Sprint Communications, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than the Company. There can be no assurance that the Company will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

GOVERNMENT REGULATION

         The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act of 1996 lifted certain restrictions on the carriers' ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act of 1996, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings.

         In addition, the Telecommunications Act of 1996 permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. See Risk Factors.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 31 patents and has an additional 15 U.S. patents pending relating to its TAP and DSL products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities. See Risk Factors.

         Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Without third party transceiver technologies, such as DMT technology, the Company would not be able to produce any of its DSL systems. Consequently, if the Company's third party transceiver suppliers fail to deliver transceivers that meet the Company's requirements or fail to deliver transceivers that meet industry standards and other alternative sources of DSL transceiver technology are not available to the Company at commercially acceptable terms, then the Company's business and results of operations would be materially and adversely affected. The Company's reliance on certain third party technology is also discussed above in "Research and Development Capabilities and Engineering Base".

         Rapid technological evolution has resulted in the need to implement strategic alliances with technology suppliers in order to accelerate the time to market for new products. Without such relationships, due to the lengthy carrier product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

EMPLOYEES

         As of March 31, 2003, the Company had 853 full-time employees. Westell's domestic equipment manufacturing business had a total of 591 full-time employees, consisting of 133 in sales, marketing, distribution and service, 88 in research and development, 338 in manufacturing and 32 in administration. Conference Plus had a total of 235 full-time employees. Westell Limited had a total of 27 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

ACCESS TO SEC REPORTS

         The Company makes available free of charge through its website, www.westell.com, an automatic link to the SEC's website for the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission. The Company's website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

                                  RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this prospectus. If any of the following risks occurs, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline and you could lose your investment.


WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

        In the past, due to our significant ongoing investment in DSL and other new technology, we have incurred losses through fiscal 2002. Through fiscal 2002, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. The Company had an accumulated deficit of $321.4 million as of March 31, 2003.

         We believe that our future revenue growth and profitability will depend on:

         o        creating sustainable product and service sales opportunities;
         o lowering our DSL and TAP product costs through design and manufacturing enhancements and volume efficiencies;
         o        developing new and enhanced products and services; and

         In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest heavily in research and development and sales and marketing, which could adversely affect our short-term operating results. We can offer no assurances that we will be profitable in the future.

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

         Our class A common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

         o Our actual and anticipated quarterly and annual operating results;
         o Variations between our actual results and analyst and investor expectations;
         o Announcements by us or others on developments affecting our business;
         o Lack of success on winning new customers or the loss of an existing customer;
         o Investor and analyst perceptions of our company and comparable public companies;
         o        Future sales of debt or equity securities;
         o The activities of short sellers and risk arbitrageurs regardless of our performance; and
         o Conditions and trends in the data communications and Internet-related industries.

         Many of the factors listed above are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class litigation.

WE HAVE AND COULD FACE SECURITIES CLASS LITIGATION, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS.

         In fiscal 2000, Westell Technologies, Inc. and certain of its officers and directors were named in consolidated class actions. Although these class actions have settled, we could face securities litigation in the future which could result in the payment of substantial damages or settlement costs in excess of our insurance coverage. Any adverse outcome could harm our business. Even if we were to be meritorious in any such litigation, we could incur substantial legal costs and management's attention and resources could be diverted from our business which could cause our business to suffer.

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

PRICING PRESSURES ON OUR PRODUCTS MAY AFFECT OUR ABILITY TO BE PROFITABLE IN THE FUTURE.

        We have and may in the future offer products and services based upon forward pricing, which is the pricing of products below production costs to take into account the expectation of large future volumes and corresponding reduction of manufacturing costs. Forward pricing would cause us to incur lower margins on product or service sales unless we can reduce the associated costs. We believe that costs may decrease if:

         o        more cost-effective technologies become available,
         o product design efficiencies and component integration are obtained, and
         o        we achieve economies of scale related to increased volume.

        There is no guaranty that we will be able to secure significant additional business and reduce per unit costs that we have factored into our forward priced products. As a result, we could incur low or negative margins in connection with sales of forward priced products even if our unit volume increases. Low margins from our sales of products and services could result in fluctuations in our quarterly operating results and would materially and adversely affect our profitability and implement our business goals.

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

         New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. Further, we believe that the domestic market for many of our traditional T-1 products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. For example, our Network Interface Unit product revenue decreased 12.8% in fiscal 2002 and an additional 16.7% in fiscal 2003. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products, such as T-1 and DSL, and to successfully develop and market new products.

         In addition, our current product offerings primarily enable telephone companies to deliver communications over copper telephone wires in the local access network. Telephone companies also face competition in the delivery of digital communications from cable operators, new telephone companies, and wireless service providers. If end users obtain their high-speed data transmission services from these alternative providers, then the overall demand for DSL products will be impaired.

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

EVOLVING INDUSTRY STANDARDS MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND CONSEQUENTLY HARM OUR BUSINESS.

         Industry wide standardization organizations such as the American National Standards Institute and the European Telecommunications Standards Institute are responsible for setting transceiver technology standards for DSL and other products. We are dependent on transceiver technologies from third parties to manufacture our products. If transceiver technologies needed for standards-based products are not available to us in a timely manner and under reasonable terms, then our revenues would significantly decrease and our business and operating results would suffer significantly.

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

         Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, it would take us at least nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products. There is no guaranty that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay would materially adversely affect our business and operating results.

WE ARE DEPENDENT ON SOLE OR LIMITED SOURCE SUPPLIERS, THE LOSS OF WHICH WOULD HARM OUR BUSINESS.

         Integrated circuits and other electronic components used in our products are currently available from only one source or a limited number of suppliers. Our inability to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed. For example, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products.

         In the past we have experienced delays in the receipt of key components which have resulted in delays in related product deliveries. There is no guaranty that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

WE HAVE FEW LONG TERM CONTRACTS OR ARRANGEMENT WITH SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO PURCHASE COMPONENTS AND TECHNOLOGIES USED IN OUR PRODUCTS.

         We have few long-term contracts or arrangements with our suppliers. We may not be able to obtain components at competitive prices, in sufficient quantities or under other commercially reasonable terms. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement, then our business would also be harmed. We enter into short term contracts with our suppliers in the form of purchase orders. Purchase orders are often non-cancelable within contractual time periods. These purchase orders are issued to venders based on forecasted demand. If the forecasted demand is materially incorrect, we may find that we cannot use the products ordered, then our business would also be harmed.

WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE, DEVELOP AND SELL NEW PRODUCTS IF WE FAIL TO RETAIN KEY PERSONNEL AND HIRE ADDITIONAL KEY PERSONNEL.

         Because of our need to continually evolve our business with new product developments and strategies, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand to these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition we do not have non-compete contracts with most of our employees. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and develop new products and implement our business goals.

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

         Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our manufacturing and purchasing needs and revenues. It is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on DSL products and new products, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations.

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

         We expect continuing competition as the DSL market develops. Because we are significantly smaller than most of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a telephone company's business than we do.

         We expect continued aggressive tactics from many of our competitors such as:

         o        Forward pricing of products;
         o        Early announcements of competing products;
         o Bids that bundle DSL products with other product and service offerings; and
         o        Intellectual property disputes.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US.

         We have and will continue to depend on the large Regional Bell Operating Companies as well as and other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 50.6%, 66.4% and 75.1% of our revenues in fiscal 2001, 2002 and 2003, respectively. Consequently, our future success will depend upon:

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

         Any attempt by a Regional Bell Operating Company or our other customers to seek out additional or alternative suppliers or to undertake the internal production of products would have a material adverse effect on our business and operating results. The loss of any or our customers could result in an immediate decrease in product sales and materially and adversely affect our business.

         Conference Plus's customer base is very concentrated as its top ten customers represent a large portion of total revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus's customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus's customers will bring some portion or all of their conferencing and meeting services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow its customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

THE LOSS OF A MAJOR CUSTOMER COULD ADVERSELY IMPACT OUR BUSINESS.

         The loss of a top five customer by the Company or its subsidiary Conference Plus could have a material adverse affect on our business and operating results. The four Regional Bell Operating Companies account for over 75% of the Company's sales. In fiscal year 2003, Conference Plus lost a significant portion of its business from one large customer which adversely impacted operating results. The loss of any customers of the Company in the future would have an immediate effect on revenues and harm the Company's business.

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

         The requirement that telephone companies obtain FCC or state regulatory approval for most new telephone company services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse affect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guaranty that such approvals or that ensuing sales of such products will continue to occur.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO THE RISKS OF CONDUCTING BUSINESS OUTSIDE THE UNITED STATES.

         International revenues represented 16.0%, 6.5% and 5.4% of our revenues in fiscal 2001, 2002 and 2003, respectively. Because Conference Plus has expanded its conference call business in Europe by opening offices in Dublin, Ireland, we believe that our exposure to international risks may increase in the future. These risks include:

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

INVESTORS COULD BE ADVERSELY AFFECTED BY FUTURE ISSUANCES AND SALES OF OUR SECURITIES.

        Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 66,068,827 shares of common stock outstanding as of June 9, 2003, and has the following obligations to issue additional class A common stock as of June 9, 2003:

         o options to purchase 10,537,861 shares of class A common stock, 5,023,829 of which are currently exercisable;
         o warrants to purchase 915,000 shares of class A common stock for $5.88 per share; and
         o warrants to purchase 512,820 shares of class A common stock for $1.95 per share

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR FUND RAISING ACTIVITY THAT COULD DILUTE OUR CURRENT STOCKHOLDERS.

         We expect to continue to review potential acquisitions and we may acquire businesses, products or technologies in the future. In addition, the Company may decide to raise additional capital to fund its operations. In order to accomplish these activities, acquisitions and fund raising, we could:

         o issue equity securities that could dilute our current stockholders' percentage ownership;
         o        incur substantial debt; or
         o        assume contingent liabilities.

         These events could harm our business and/or the price of our common stock. Acquisitions also entail numerous integration risks that could adversely affect our business.

CONFERENCE PLUS'S LARGE COMPETITORS COULD ADVERSELY AFFECT CONFERENCE PLUS'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

         Conference Plus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. Conference Plus's ability to sustain growth and performance is dependent on its:

o        maintenance of high quality standards and low cost position;
o        international expansion;
o        marketing and sales effectiveness; and
o        evolving technological capability.

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

         As of June 9, 2003, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 49.8% of the votes entitled to be cast by the holders of our common stock. In addition, all members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 54.5% of the voting power of the Company. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class A common stock might otherwise receive a premium for their shares over the then-current market price.


ITEM 2.  PROPERTIES

         The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago, and leases a facility of 12,540 square feet of office space in Basingstoke, England for Westell Limited. As of March 31, 2003, the Company also leased facilities of 41,860 and 14,131 square feet in Schaumburg, Illinois and Lombard, Illinois, respectively, for Conference Plus' domestic operations. The Lombard facility was substantially closed in fiscal 2003. The Company also leases 2,000 square feet in Dublin Ireland for Conference Plus' international operations. The Aurora facility lease expires in 2017 and the lease in Basingstoke, England expires in 2005. The leases for the properties in Schaumburg and Lombard, Illinois expire in 2011 and 2008, respectively, and the lease for the facility in Dublin, Ireland expires in 2024.

         The Company's Aurora, Illinois manufacturing facility is currently operating below maximum capacity. The Company utilizes third-party subcontractors to help fulfill fluctuations in customer demands that could be at times beyond the manufacturing capacity of the Aurora facility. The Company has a plan to expand the manufacturing capacity of its Aurora facility when and if that is necessary.

ITEM 3.  LEGAL PROCEEDINGS

         Westell and certain of its officers and directors were named in In re Westell Technologies, Inc. Securities Litigation, No 00 C 6735 (cons. complaint filed February 1, 2001), filed in the United States District Court for the Northern District of Illinois. This case was a consolidation of eleven cases filed against Westell and certain of its officers and directors in the United States District Court of the Northern District of Illinois in 2000. The case alleged generally that the defendants violated the antifraud provisions of the federal securities laws by allegedly issuing material false and misleading statements and/or allegedly omitting material facts necessary to make the statements made not misleading, thereby allegedly inflating the price of Westell stock for certain time periods. The case claimed that, in 2000, certain officers of Westell allegedly reassured analysts that Westell's sales were on track to meet forecasts for the second quarter of fiscal 2001, when they knew that Westell was experiencing a substantial shortfall in second quarter modem sales due to decreased orders from a major customer, SBC Communications, Inc. The case sought damages allegedly sustained by plaintiffs and the class by reason of the acts and transactions alleged in the complaints as well as interest on any damage award, reasonable attorneys' fees, expert fees, and other costs. The parties reached a settlement agreement which was approved by the Court on June 18, 2003. The Court's order approving the settlement also dismissed all claims against the defendants with prejudice. Under the terms of the settlement agreement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant. Under the terms of the settlement, the liability insurers of Westell and its directors and officers will pay a total of $3.95 million to the plaintiffs and their counsel. Westell does not expect to pay anything in connection with the settlement. The shareholder class received $3.35 million out of which the Court was asked to award attorneys' fees and expenses to class counsel. Counsel to plaintiffs in the derivative action received the remaining $600,000 to settle the derivative claim. Beyond the financial settlement, Westell agreed to adopt certain corporate governance and communications procedures.

          Certain of Westell's officers and directors were also named in a derivative action titled Dollens and Vukovich v. Zionts, et al., No. 01C2826, filed December 4, 2001 in the United States District Court for the Northern District of Illinois. The case alleged generally that the defendants issued material false and misleading statements and/or allegedly omitted material facts necessary to make the statements made not misleading thereby inflating the price of Westell stock for certain time periods, engaged in insider trading, and misappropriated corporate information. The allegations in support of the claims were identical to the allegations in the Federal case described above. The case sought damages allegedly sustained by Westell by reason of the acts and transactions alleged in the complaint, a constructive trust for the amount of profits the individual defendants made on insider sales, reasonable attorneys' fees, expert fees and other costs. The case was a consolidation of four derivative cases filed against Westell and certain of its officers and directors in 2000 and 2001. The parties reached a settlement agreement which was approved by the Court on June 18, 2003 as discussed in the paragraph immediately above. The Court's order approving the settlement also dismissed all claims against the defendants with prejudice.

         The action in which the Company was named in the Circuit Court of DuPage County, Wheaton, Illinois entitled WTI(IL)QRS 12-36, Inc.("Landlord") v. Westell, Inc.. and Westell Technologies, Inc. was dismissed with prejudice when the parties reached a settlement agreement in November, 2002. There was no admission of liability or fault by either party. In exchange for the Company's payment of $625,000, the Landlord has accepted prepayment of landlord consideration and waived any financial covenants incorporated into the lease agreement for a period of ten years ending on October 21, 2012. The landlord also released all claims, demands and causes of action for breach of financial covenants under the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is quoted on the NASDAQ National Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market.
                                                             High         Low
                                                           ---------    --------
Fiscal Year 2002
    First Quarter ended June 30, 2001..................      $3.30       $1.32
    Second Quarter ended September 30, 2001............       2.01        0.87
    Third Quarter ended December 31, 2001..............       2.85        1.01
    Fourth Quarter ended March 31, 2002................       3.70        1.25

Fiscal Year 2003
    First Quarter ended June 30, 2002..................      $1.90       $1.01
    Second Quarter ended September 30, 2002............       1.80        1.02
    Third Quarter ended December 31, 2002..............       1.85        1.10
    Fourth Quarter ended March 31, 2003................       4.50        1.15

Fiscal Year 2004
    First Quarter through June 9, 2003.................      $8.94       $3.71

         As of June 1, 2003, there were approximately 799 holders of record of the outstanding shares of Class A Common Stock and 13 holders of Class B Common Stock.

         During 2001, the Company issued an aggregate of approximately 34,982 unregistered shares of common stock pursuant to its employees stock purchase plan. The shares were issued at prices ranging from $1.31 to $2.12 per share for aggregate consideration of $50,131.

         The following table summarizes information as of March 31, 2003, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance (for more information on the Company's equity compensation plans see Note 8 to the Consolidated Financial Statements of the Company which is incorporated herein by reference):


                                                      Equity Compensation Plan Information

                              Number of securities to   Weighted average exercise   Number of securities remaining
                              be issued upon exercise      price of outstanding      available for future issuance
                              of outstanding options,     options, warrants and          (excluding securities
Plan category                   warrants and rights               rights            reflected in the first column)
---------------------------- -------------------------- --------------------------- --------------------------------
Equity compensation plans                    9,546,876                       $5.03                        1,733,149
approved by security
holders

Equity compensation plans                    1,976,923                        2.55                               --
not approved by security
holders*
                             -------------------------- --------------------------- --------------------------------

Total                                       11,532,799                       $4.60                        1,733,149

                             ========================== =========================== ================================

*Reflects non-qualified stock options of Class A Common Stock granted to E. Van
Cullens and one other employee in fiscal 2002. 1.1 million of these options vest over a four-year period with 25% vesting per year. The remainder are performance based and vest at the earlier of achievement of certain performance goals or eight years. The strike price on 1.1 million, 0.4 million and 0.4 million and .1 million of the options is $1.95, $2.00, $5.00 and $1.32 per share, respectively.


Dividends

         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's credit facility restricts the Company's ability to pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 1999, 2000, 2001, 2002 and 2003 and for each of the five fiscal years in the period ended fiscal year 2003 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP for fiscal years 1999 and 2000 and by Ernst & Young LLP for fiscal years 2001 through 2003. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.


                                                                         Fiscal Year Ended March 31,*
                                                    -------------------------------------------------------------------
                                                           1999         2000       2001         2002       2003
                                                          ------       ------     ------       -----      -----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues.............................................   $92,004    $120,993    $361,477    $239,823       $210,021
Cost of goods sold...................................    66,816      89,969     331,319     205,793        146,261
                                                        -------    --------    --------    --------       --------
     Gross margin....................................    25,188      31,024      30,158      34,030         63,760
                                                        -------    --------    --------    --------       --------
Operating expenses:
  Sales and marketing................................    19,766      15,338      30,323      19,883         16,017
  Research and development...........................    26,605      10,789      33,308      22,444         16,483
  General and administrative.........................    13,117      14,003      24,254      24,028         17,513
  Goodwill and intangible amortization ..............      --         1,326      31,832      25,560          1,766
  Goodwill impairment ...............................      --          --           --       97,500           --
  Restructuring charge ..............................       800         550       1,700       6,258          1,678
                                                        -------    --------    --------    --------       --------
     Total operating expenses........................    60,288      42,006     121,417     195,673         53,457
                                                        -------    --------    --------    --------       --------
Operating profit (loss)..............................   (35,100)    (10,982)    (91,259)   (161,643)        10,303
Other income (expense), net..........................       404       1,056            --      (222)          (9)
Interest expense.....................................       296       1,856       2,197       5,564          2,648
                                                        -------    --------    --------    --------       --------
Income (loss) before income taxes....................   (34,992)    (11,782)    (93,456)   (167,429)        7,646
Income tax expense (benefit).........................     --         (3,600)          --        --            372
                                                        -------    --------    --------    --------       --------
Income (loss) before cumulative effect of change in
  accounting principle...............................   (34,992)     (8,182)    (93,456)   (167,429)        7,274
Cumulative effect of change in accounting principle..        --           --       (400)         --           --
                                                         -------    --------    --------    --------      --------
et income (loss)....................................  $ (34,992)   $ (8,182)  $ (93,856) $ (167,429)      $ 7,274
                                                      ==========   ========== =========== ===========    =========
Net loss per basic share:
Income (loss) before cumulative effect of change in
  accounting principle...............................   $ (0.96)    $ (0.22)    $ (1.53)    $ (2.60)       $  0.11
Cumulative effect of change in accounting principle..      --          --         (0.01)     --            --
                                                        -------    --------    --------    --------       --------
 Net income (loss) per basic share...................   $ (0.96)    $ (0.22)    $ (1.54)    $ (2.60)       $  0.11
                                                        ========    ========    ========   =========     =========
Average number of basic common shares
   outstanding.......................................    36,427      37,658      61,072      64,317         64,925

Net income (loss) per diluted share:
Income (loss) before cumulative effect of change in
  accounting principle...............................   $ (0.96)    $ (0.22)    $ (1.53)    $ (2.60)       $  0.11
Cumulative effect of change in accounting principle..      --          --         (0.01)        --           --
                                                         -------    --------    --------    --------      --------
 Net income (loss) per diluted share.................   $ (0.96)    $ (0.22)    $ (1.54)    $ (2.60)       $  0.11
                                                        ========    ========    ========   =========      ========
Average number of diluted common shares
   outstanding.......................................    36,427      37,658      61,072      64,317         65,126

                                                                              As of March 31,
                                            ----------------------------------------------------------------------------------
                                                           1999        2000        2001        2002          2003
                                                           ----        ----        ----        ----         -----
Balance Sheet Data:
Working capital......................................  $ 12,213    $ 64,335    $ 38,778    $ 16,811        $ 5,661
Total assets.........................................    64,407     342,570     315,139     126,153        109,474
Short term debt......................................       500       --          --          --             5,000
Long-term debt, including current portion............     4,814       2,750      28,554      50,655         29,817
Total stockholders' equity...........................    39,124     279,663     197,825      36,273         43,493

 * Fiscal years 2001, 2002 and 2003 results reflect the acquisition of Teltrend
Inc. which occurred in March 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term "fiscal year" shall mean a year ended March 31 of the year specified.

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Telephone Company Access Products (TAP) product lines, particularly the sale of Network Interface Unit (NIU) products and related products. NIU products accounted for approximately 16%, 21% and 20% of revenues in fiscal years 2001, 2002 and 2003, respectively. The Company introduced its first DSL products in fiscal 1993 and these products accounted for approximately 55%, 38% and 48% of revenues in fiscal 2001, 2002 and 2003, respectively. NIU products and DSL products are the two major products within the Company's telecom equipment business. Telecom equipment constituted approximately 88%, 80% and 80% of revenues in fiscal 2001, 2002 and 2003, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 12%, 20% and 20% of revenues in fiscal 2001, 2002 and 2003, respectively.

         The Company has two reportable segments. These segments are strategic business units that are managed separately because each business requires different technologies and market strategies. They consist of:

1) A telecommunications equipment manufacturer of local loop access products, which include Telephone Company Access Products (TAP) and Broadband products. TAP products are primarily Network Interface Unit (NIU) products and Broadband products are primarily DSL; and
2) A multi-point telecommunications service bureau, operated through the Company's subsidiary Conference Plus, Inc. Conference Plus, Inc. specializes in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

Below is a table that compares annual revenue from the company's two reportable segments and the two main equipment product groups.


                                      Fiscal        % of          Fiscal         % of          Fiscal         % of
                                        2001     revenue            2002      revenue            2003      revenue
                                -------------   ---------    ------------    ---------    ------------    ---------
Broadband equipment............    $ 198,660         55%       $ 105,011          44%       $ 111,146          53%
TAP equipment..................      120,834         33%          86,291          36%          57,070          27%

                                -------------   ---------    ------------    ---------    ------------    ---------
   Total equipment segment.....      319,494         88%         191,302          80%         168,216          80%

   Services segment............       41,983         12%          48,521          20%          41,805          20%

                                -------------                ------------                 ------------
      Total revenue............    $ 361,477                   $ 239,823                    $ 210,021
                                =============                ============                 ============



         The Company's operating results during fiscal years 2001, 2002 and 2003 were adversely effected by the downturn in general economic conditions and more specifically, the downturn in the telecommunications industry. As a result of the economic downturn, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed TAP transmission products although the Company believes that spending on broadband has been impacted to a lessor extent by the economic downturn. The Company had excess inventory and less than anticipated customer sales during fiscal 2002. The decline in product prices in fiscal year 2002 due to the recession resulted in portions of the Company's inventory to be stated above the estimated selling prices less cost to sell. Accordingly, the Company recognized an inventory adjustment to net realizable value, charges for excess and obsolete inventory, and the write off of fixed assets of $14.5 million in fiscal year 2002. As a result of the economic downturn, the Company initiated a realignment in the second quarter of fiscal year 2002. Certain products, projects and a customer relationship were discontinued. The Company incurred reorganization charges of $6.3 and $1.7 million in fiscal 2002 and 2003 respectively, in its efforts to realign the Company's operating expenses with its revenues. To offset the effects of the recession and the discontinued customer relationship, in fiscal 2003, the Company has maintained a lower level of inventory, adjusted its forecasting process to account for the impact of the recession and continued to reduce costs. If the Company has not adjusted its operations to adequately take into account the impact of the continued economic downturn or if the downturn worsens, then the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. In addition, in fiscal 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's financial condition and operating results.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant upfront investments in product and market development prior to actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. As a result of the significant increases in research and development and sales and marketing expenses related to new product and market development, the Company's results of operations were adversely impacted in fiscal 2001 and 2002. Research and development and sales and marketing expenses decreased in fiscal 2003 as the Company focused its expenditures in these areas on targeted product areas but the expenditures remained consistent as a percentage of revenue.

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

CRITICAL ACCOUNTING POLICIES

         The Company uses estimates and judgements in applying its accounting policies which have a significant impact on the results reported in the consolidated financial statements. The following are the Company's most critical accounting policies.

         Accounts receivable
         The Company sells products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer's financial condition.

         Inventory reserves
         The Company reviews ending inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company also evaluates ending inventory for lower of cost or market. Prices related to future inventory demand are compared to current and committed inventory values.

         Inventory purchase commitments
         In the normal course of business, the Company enters into commitments for the purchase of inventory. The commitments are at market rates and normally do not extend beyond one year. Should there be a dramatic decline in revenues, as there was in fiscal 2002, the Company may incur excess inventory and subsequent losses as a result of these commitments. The Company has established reserves for anticipated losses on such commitments.

         Goodwill and Intangibles
         Under new accounting rules, which became effective in fiscal 2003, goodwill and other indefinite-lived intangibles are no longer amortized but subject to annual impairment tests. The Company determined that it operated in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes the comparison of its market capitalization and third party appraisal of its telecom services reporting unit to book value as an indicator of potential impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2003. These tests showed no impairment of goodwill. On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:


                                                           Fiscal Year Ended March 31,
                                                           ---------------------------

                                                            2001      2002       2003
                                                            ----      ----       ----

Equipment .........................................        88.4%       79.8%       80.1%
Services ..........................................        11.6        20.2        19.9
                                                           ----        ----        ----
  Total revenues ..................................       100.0       100.0       100.0

Cost of equipment .................................        84.7        73.4        56.7
Cost of services ..................................         7.0        12.4        12.9
                                                           ----        ----        ----
  Total cost of goods sold ........................        91.7        85.8        69.6
                                                           ----        ----        ----

    Gross margin ..................................         8.3        14.2        30.4
                                                            ----        ----        ----

Operating expenses:
  Sales and marketing .............................         8.4         8.3         7.6
  Research and development ........................         9.2         9.4         7.8
  General and administrative ......................         6.7        10.0         8.3
  Goodwill and intangible amortization ............         8.8        10.6         0.7
  Goodwill and intangible impairment ..............         --         40.7         0.0
  Restructuring charge ............................         0.5         2.6         0.7
                                                           ----        ----        ----

     Total operating expenses .....................        33.6        81.6        25.3
                                                            ----        ----        ----

Operating income (loss) ...........................       (25.3)      (67.4)        4.9
Other income (expense), net .......................         0.0        (0.1)       (0.0)
Interest expense ..................................         0.6         2.3         1.3
                                                           ----        ----        ----

Income (loss) before income taxes .................       (25.9)      (69.8)        3.6
Income taxes ......................................        (0.0)       (0.0)        0.1
Cumulative effect of change in accounting principle        (0.1)       (0.0)       (0.0)
                                                           ----        ----        ----

Net income (loss) .................................       (26.0)%     (69.8)%       3.5%
                                                          =====       =====       =====


FISCAL YEARS ENDED MARCH 31, 2001, 2002 AND 2003

         Revenues. Revenues were $361.5 million, $239.8 million and $210.0 million in fiscal 2001, 2002 and 2003, respectively. Revenues decreased 33.7% and 12.4% in fiscal 2002 and 2003, respectively, from the preceding years. The fiscal 2002 decrease of $121.6 million was primarily due to a $93.6 million decrease in broadband revenue. Broadbank revenue was impacted by a $43.1 million reduction in sales to an international customer. This reduction resulted from technological advances that reduced the demand for the Company's product. TAP revenue decreased $34.5 million due to reduced demand resulting as telephone companies continue to transition to networks that deliver higher speed digital transmission services as well as the economic downturn in the telecommunications industry. The fiscal 2003 decrease of $29.8 million was primarily due to a $29.2 million decrease in TAP revenue due to reduced demand resulting from the economic downturn in the telecommunications industry offset by a $6.1 million increase in DSL revenue due primarily to higher unit volume. Service revenue increased $6.5 million or 15.6% in fiscal 2002 compared to fiscal 2001 due to increased audio conference calling volume. Service revenue decreased $6.7 million or 13.8% in fiscal 2003 compared to fiscal 2002 due to a reduction in call minutes resulting from the economic downturn and the loss of one major customer that resulted in a $6.3 million revenue reduction. This was offset in part by an increase in teleconferencing minutes due to customers choosing to hold meetings using teleconference services instead of traveling because of war, health concerns around travelling to locations with outbreaks of communicable diseases and terrorist threats.

         Gross Margin. Gross margin was $30.2 million, $34.0 million and $63.8 million and gross margin as a percentage of revenues was 8.3%, 14.2% and 30.4% in fiscal 2001, 2002 and 2003, respectively. The fiscal 2001 gross margin was negatively effected by an adjustment to record inventory at net realizable value and charges for excess and obsolete inventory of $37.1 million. Of this charge, $26.7 million related to inventory held during the year and $10.4 million related to inventory purchase commitments in excess of anticipated requirements. The fiscal 2002 gross margin was negatively effected by additional adjustments to record inventory at net realizable value and charges for excess and obsolete inventory of $13.9 million and positively impacted by a $1.2 million benefit recorded related to resolution of a disputed expense with a supplier in the Conference Plus Inc. subsidiary. The increase in gross margin as a percent of revenue before inventory charges from the previous year was primarily the result of improved product mix. The fiscal 2003 gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. The improved gross margin in fiscal 2003 was primarily due to reduced material, labor, and handling costs, particularly in the broadband product group. The Company believes continued pricing pressures affecting its equipment segment could continue to adversely impact margins in the future. The Company expects that any anticipated price reductions will be offset in part with continued cost reductions and efficiencies.

         Sales and Marketing. Sales and marketing expenses were $30.3 million, $19.9 million and $16.0 million in fiscal 2001, 2002 and 2003, respectively, constituting 8.4%, 8.3% and 7.6% of revenues, respectively. In fiscal 2002, sales and marketing expenses decreased by $10.4 million or 34.4% from the previous year. This decrease was due primarily to cost reductions resulting from management initiatives and the restructuring implemented in the fourth quarter of fiscal 2001 and the second and fourth quarters of fiscal 2002. In fiscal 2003, sales and marketing expenses decreased by $3.9 million or 19.4% from the previous year. The Company reduced warranty reserves by $874,000 in fiscal 2003 resulting from actual warranty costs being less than estimated at the end of fiscal 2002. The remainder of the decrease was due primarily to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken as a result of the economic downturn in the telecommunications industry. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company believes the reduced sales and marketing spending in fiscal 2003 will not have an adverse effect on the Company's future earnings.

         Research and Development. Research and development expenses were $33.3 million, $22.4 million and $16.5 million in fiscal 2001, 2002 and 2003, respectively, constituting 9.2%, 9.4% and 7.8% of revenues, respectively. In fiscal 2002, research and development decreased by $10.9 million or 32.7% from the prior year. This decrease was primarily due to cost reductions resulting from management initiatives and the restructuring implemented in the fourth quarter of fiscal 2001 and the second and fourth quarters of fiscal 2002. In addition, the company received $2.0 million from a customer to fund engineering projects in fiscal 2002 compared to none in fiscal 2001. In fiscal 2003, research and development decreased by $5.9 million or 26.3% from the prior year. This decrease was due primarily to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken as a result of the economic downturn in the telecommunications industry. There were no customer funded engineering projects in fiscal 2003. The Company believes that research and development expenses will be a significant percent of revenue and will be required for the Company to remain competitive. The Company believes the reduced research and development spending in fiscal 2003 will not have an adverse effect on the Company's future earnings.

         General and Administrative. General and administrative expenses were $24.3 million, $24.0 million and $17.5 million in fiscal 2001, 2002 and 2003, respectively, constituting 6.7%, 10.0% and 8.3% of revenues, respectively. General and administrative expenses remained constant at approximately $24 million in fiscal 2002 when compared to the previous fiscal year. In fiscal 2003, general and administrative expenses decrease by $6.5 million or 27.1% from the prior year. The decrease in general and administrative expenses was primarily due to the fiscal 2002 reorganizations, which were a result of the economic downturn in the telecommunications industry. The Company believes that the reduced general and administrative spending in fiscal 2003 will not have an adverse effect on the Company's operations.

         Goodwill and intangible Amortization. Intangible assets include goodwill, synergistic goodwill and product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common shares valued at $213.6 million. Goodwill and intangible amortization expense decreased from fiscal 2002 to fiscal 2003 due to adoption of the Statements of Financial Accounting Standards (SFAS) 142 issued by the Financial Accounting Standards Board (FASB). Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized but are subject to annual impairment tests. The Company performed the first impairment test as of April 1, 2002 and its annual impairment review during the fourth quarter of fiscal 2003 and no write down was required.

         Goodwill and intangible impairment. After the fiscal 2002 reorganizations, and given the current and expected market conditions in the NIU and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed an evaluation of the fair value of the Teltrend long-lived assets (including goodwill) during the quarters ended December 31, 2001 and March 31, 2002. The Company reported non-cash charges of $90.5 million and $7.0 million, respectively, to reduce the carrying value of recorded goodwill and intangibles related to the Teltrend acquisition to their estimated fair value.

         Restructuring charge. The Company recognized restructuring costs of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost had been accrued in connection with the purchase of Teltrend Inc. and related primarily to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs has been charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2003, $2.6 million of these restructuring costs had been paid leaving a balance of approximately $0.3 million.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. These charges included personnel, facility and certain development contract costs. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2003, $4.4 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $1.0 million.

          The Company recognized a net restructuring expense of $1.7 million consisting of a charge of $2.6 million offset by an $855,000 reversal in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. The reversal relates to a reduction in an accrual for lease costs due to the sublet of a leased facility at Conference Plus, Inc. in fiscal 2002. Approximately 25 employees were impacted by these reorganizations. As of March 31, 2003, the Company paid approximately $0.9 million of these accrued restructuring costs leaving a balance of $1.6 million.

         A table which summarizes the restructuring charges and their utilization can be found in Note 10 to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

         Other expense, net. Other expense, net was $222,000 and $9,000 for fiscal years 2002 and 2003, respectively. Other expense, net for fiscal 2002 and fiscal 2003 was primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest in Conference Plus, Inc. and unrealized gains or losses on intercompany balances denominated in foreign currency.

         Interest Expense. Interest expense was $2.2 million, $5.6 million and $2.6 million for fiscal 2001, 2002 and 2003, respectively. The fiscal 2002 increase in interest expense was a result of increased usage of bank debt and interest accrued on past due accounts payable, most of which was converted to a vendor notes payable in June 2002. The fiscal 2003 decrease in interest expense was a result of reducing bank and vendor debt.

         Income Taxes. No income tax was recorded in fiscal years 2001 or 2002. An income tax charge of $372,000 was recorded in fiscal 2003 due to the results on an Internal Revenue Service audit on Teltrend Inc. for pre-acquisition periods. In fiscal 2001, 2002, and 2003 the Company was able to generate $500,000, $846,000 and $170,000 respectively, in tax credits resulting primarily from research and development activities. The Company has approximately $6.7 million in income tax credit carry forwards and a tax benefit of $66.1 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012. The Company recorded valuation allowances of $27.7 million in fiscal 2001 and $21.4 million in fiscal 2002 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. In fiscal 2003, the Company's deferred tax assets decreased primarily due to the reduction of inventory reserves. As such, the Company utilized $11.5 million of recorded valuation reserves as less valuation reserves were required to record the deferred tax assets at an amount realizable by the company's tax planning strategy.

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


                                                                 Quarter Ended
                             -----------------------------------------------------------------------------------
                                               Fiscal 2002                           Fiscal 2003
                             -----------------------------------------------------------------------------------

                             June 30,  Sept. 30,   Dec. 31,  Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                               2001       2001       2001      2002       2002       2002       2002      2003
                               ----       ----       ----      ----       ----       ----       ----      ----
                                                                   (in thousands)
Equipment .................  $50,207   $46,319    $55,207    $39,569    $39,030    $46,235   $39,121    $43,830
Services...................   13,091    13,102     11,805     10,523     10,775      9,936    10,082     11,012
                             -------   -------    -------    -------    -------    -------   -------    -------
   Total revenues..........   63,298    59,421     67,012     50,092     49,805     56,171    49,203     54,842

Cost of equipment..........   43,105    40,637     47,971     44,449     28,956     32,717    28,181     29,295
Cost of services...........    7,875     8,579      5,655      7,522      6,838      6,984     6,577      6,713
                              -------   -------    -------    -------    -------    -------   -------    -------
  Total cost of goods sold    50,980    49,216     53,626     51,971     35,794     39,701    34,758     36,008
                             -------   -------    -------    -------    -------    -------   -------    -------
     Gross margin..........   12,318    10,205     13,386     (1,879)    14,011     16,470    14,445     18,834
                             -------   -------    -------    -------    -------    -------   -------    -------

Operating expenses:
  Sales and marketing......    5,915     4,806      4,740      4,422      4,333      4,615     3,535      3,534
  Research and
    development............    7,990     5,935      3,543      4,976      3,446      4,178     4,097      4,762
  General and
    administrative.........    5,680     6,207      5,555      6,586      4,651      4,126     3,486      5,250
  Goodwill and intangible
    amortization...........    7,953     7,953      7,953      1,701        389        389       389        599
  Goodwill impairment......      --        --      90,500      7,000         --         --       --         --
  Restructuring charge.....      --      2,200        --       4,058         --      1,742       180       (244)
    Total operating
      expenses.............   27,538    27,101    112,291     28,743     12,819     15,050    11,687     13,901
                             -------   -------    -------    -------    -------    -------   -------    -------
Operating income (loss) ...  (15,220)  (16,896)   (98,905)   (30,622)     1,192      1,420     2,758      4,933
                             -------   -------    -------    -------    -------    -------   -------    -------

Other income (expense), net     (257)      (16)      (259)       310         50         61        17       (137)
Interest expense...........    1,359     1,208      1,650      1,347        783        685       517        663
                              -------   -------    -------    -------    -------    -------   -------    -------

Income (loss) before
  income taxes.............  (16,836)  (18,120)  (100,814)   (31,659)       459        796     2,258      4,133

Income taxes...............      --       --        --           --          --         --        --        372
Net income (loss)..........$ (16,836) $(18,120) $(100,814)  $(31,659)     $ 459       $796   $ 2,258    $ 3,761
                             =======   =======    =======    =======    =======    =======   =======    =======

Net income (loss) per common share:
   Basic...................   $(0.27)   $(0.28)    $(1.55)    $(0.49)     $0.01      $0.02     $0.03      $0.06
   Diluted.................   $(0.27)   $(0.28)    $(1.55)    $(0.49)     $0.01      $0.02     $0.03      $0.06






                                                                 Quarter Ended
                             -----------------------------------------------------------------------------------
                                               Fiscal 2002                             Fiscal 2003
                             -----------------------------------------------------------------------------------
                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               2001      2001       2001      2002        2002       2002      2002       2003
                               ----      ----       ----      ----        ----       ----      ----       ----

Equipment....................   79.3%     78.0%      82.4%      79.0%      78.4%      82.3%     79.5%      79.9%
Service....................     20.7      22.0       17.6       21.0       21.6       17.7      20.5       20.1
                             -------   -------    -------    -------    -------    -------   -------    -------
  Total revenues...........    100.0     100.0      100.0      100.0      100.0      100.0     100.0      100.0

Cost of equipment sales....     68.1      68.4       71.6       88.7       58.1       58.2      57.3       53.4
Cost of services...........     12.4      14.4        8.4       15.0       13.7       12.4      13.3       12.3
                             -------   -------    -------    -------    -------    -------   -------    -------
Total cost of goods sold...     80.5      82.8       80.0      103.7       71.9       70.7      70.6       65.7
                             -------   -------    -------    -------    -------    -------   -------    -------
  Gross margin.............     19.5      17.2       20.0      (3.7)       28.1       29.3      29.4       34.3
                             -------   -------    -------    -------    -------    -------   -------    -------

Operating expenses:
  Sales and marketing......      9.4       8.1        7.1        8.8        8.7        8.2       7.2        6.4
  Research and
    development............     12.6      10.0        5.3        9.9        6.9        7.4       8.3        8.7
  General and
    administrative.........      9.0      10.5        8.3       13.2        9.3        7.3       7.1        9.6
  Goodwill and intangible
    amortization...........     12.6      13.4       11.9        3.4        0.8        0.7       0.8        1.1
  Goodwill impairment......      0.0       0.0      135.0       14.0        0.0        0.0       0.0        0.0
  Restructuring charge.....      0.0       3.7        0.0        8.1        0.0        3.1       0.4       (0.4)
                             -------   -------    -------    -------    -------    -------   -------    -------

    Total operating
      expenses.............     43.6      45.7      167.6       57.4       25.7       26.8      23.8       25.3
                             -------   -------    -------    -------    -------    -------   -------    -------

Operating income (loss)....    (24.1)    (28.5)    (147.6)     (61.1)       2.4        2.5       5.6        9.0
                             -------   -------    -------    -------    -------    -------   -------    -------
Other income (expense), net     (0.4)     (0.0)      (0.4)       0.6        0.1        0.1       0.0       (0.2)
Interest expense...........      2.1       2.0        2.4        2.7        1.6        1.2       1.0        1.2
                             -------   -------    -------    -------    -------    -------   -------    -------

Income (loss) before
  income taxes.............    (26.6)    (30.5)    (150.4)     (63.2)       0.9        1.4       4.6        7.6

Income taxes...............     (0.0)     (0.0)      (0.0)      (0.0)       0.0        0.0       0.0        0.7
Net income (loss)............  (26.6)%   (30.5)%   (150.4)%    (63.2)%      0.9%       1.4%      4.6%       6.9%
                             =======   =======    =======    =======    =======    =======   =======    =======


         The Company's quarterly equipment revenues have varied from quarter to quarter due primarily to quarterly fluctuations in Broadband revenues and continued reduction in TAP revenues. Quarterly broadband revenues increased during fiscal 2002 and fiscal 2003 due to increased unit sales of DSL products. TAP revenues decreased during the fiscal 2002 and 2003 quarters due to reduced unit sales. Conference Plus service revenues experienced steady growth through the first two quarters of fiscal 2002 due primarily to increased audio conference calling traffic volume. Service revenues decreased in the final two quarters of fiscal 2002 and the first two quarters of fiscal 2003 due to the slowing economy and the loss of one large customer. Service revenue increased in the final two quarters of fiscal 2003 due to increased call minutes. The increase in teleconferencing minutes was due in part to customers choosing to hold meetings using teleconference services instead of traveling because of war, health concerns around travelling to locations with outbreaks of communicable diseases and terrorist threats.

         Gross margin as a percentage of revenue has also varied from quarter to quarter. The low margins in the fiscal 2002 quarters are primarily a result of the increased volume in DSL products that have lower percent margins. Due to anticipated slow demand in certain products in the fourth quarter of fiscal 2002, the Company recognized an inventory adjustment to market value and excess inventory charge of $13.9 million. The September 30, 2002 gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. The improved gross margin in fiscal 2003 was primarily due to reduced material, labor, and handling costs, particularly in the broadband product group. The Company believes continued pricing pressures affecting its equipment segment will continue to adversely impact margins in the future. The Company expects that these anticipated price reductions will be offset in part with continued cost reductions and efficiencies.

         Operating expenses decreased in the fiscal 2003 quarters compared to fiscal 2002 primarily due to the restructuring the Company has implemented in response to the slowing economy and lack of general demand in the Telecom industry. As a percentage of revenue, operating expenses increased in the last three quarters of fiscal 2002 due to goodwill impairment and restructuring charges taken during the quarters. During fiscal 2003, quarterly operating expenses remained relatively flat except for the fourth quarter, which was impacted by the Company recording a $1.7 million bonus for selected employees and profit sharing contribution expense for all employees offset by a $782,000 reduction in warranty reserves in its equipment segment.

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

         Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's business and results of operations and profitability.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had $11.5 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At March 31, 2003, the Company had $5.0 million outstanding under its term loan and $15.0 million outstanding and $8.1 million available under its secured revolving credit facility. The $5 million term loan and the credit facility are shown as notes payable and long term debt respectively on the balance sheet.

         At March 31, 2002, the Company had a revolving credit facility that provided for maximum borrowings of up to $35 million. This asset based revolving credit facility provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $8.3 million. The facility was guaranteed by trusts for the benefit of Robert C. Penny III and other family members and was supported by their brokerage account totaling approximately $10 million. On June 28, 2002 the Company amended the revolving credit facility. The amendment provided for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. The amended asset based revolving credit facility provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.4 million as of March 31, 2003. The $6.4 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan was secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members. Trusts of Robert C. Penny III and other Penny family members were participants to the amended revolving credit facility. The amended credit facility requires the revolving loan to be paid in full before any payments are applied to the term loan. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at March 31, 2003.

         On June 26, 2003, the Company amended the revolving credit facility to remove the $5 million non-amortizing term loan as well as the security interest granted by certain stockholders. The term on the credit facility was extended to June 30, 2006. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The Company paid a $300,000 restructuring fee to the lenders in connection with this amendment to the credit facility. Management expects to be in compliance with the covenants for the term of the debt. Amounts available under the revolving credit facility at June 26, 2003 was $14.5 million. Due to this amendment, the Company has classified the entire revolving credit facility as non-current in the March 31, 2003 balance sheet.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. $22.9 million and $12.4 million were outstanding under these notes as of May 30, 2002 and 2003 respectively.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. obtained by the Company that is completed by an independent financial advisor. As of March 31, 2003, the Company had paid $459,000 in cash for these shares with the remainder to be paid over a one to three year term.

         At March 31, 2003 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $4.6 million, $3.7 million, $3.5 million, $3.4 million, $3.4 million and $22.6 million for fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

         The Company's operating activities used cash of $38.6 million and $13.3 million in fiscal 2001 and 2002, respectively and generated cash of $22.7 in fiscal 2003. Cash used by operations in fiscal 2001 resulted primarily from net loss and increases in inventory in the equipment segment offset in part by net income in the services segment, non-cash depreciation and amortization and increased accounts payable in both segments. The increased inventory and accounts payable were a result of the actual product demand being less than anticipated demand. Cash used by operations in fiscal 2002 resulted primarily from net loss and reductions in accounts payable in the equipment segment offset in part by net income in the services segment, non-cash depreciation and amortization and decreased inventory in the equipment segment. The decrease of inventory resulted from using inventory in fiscal 2002 that was on hand at the end of fiscal 2001. The decrease in accounts payable resulted from converting accounts payable to vendor debt in the equipment segment. Cash generated by operations in fiscal 2003 resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in inventory offset in part by reductions in accounts payable in the equipment segment. The inventory reductions were achieved by selling products throughout the year that were in inventory at March 31, 2002. The Company believes that its current inventory level is necessary to satisfy ongoing business operations .

         Capital expenditures in fiscal 2001, 2002 and 2003 were $22.2 million, $9.2 million and $3.4 million, respectively. The equipment segment capital expenditures in fiscal 2001, 2002, and 2003 were $15.8 million, $2.3 million and $1.9 million, respectively. Of the $15.8 million spent in fiscal 2001, $6.5 was for computer hardware and software to increase the Enterprise Resource Planning
(ERP) system infrastructure required by the increased number of employees due to the Teltrend acquisition and to fund e-commerce projects. The remainder was spent on leasehold improvements and machinery and equipment. The 2002 and 2003 capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2001, 2002 and 2003 were $6.4 million, $6.9 million and $1.5 million, respectively. These expenditures were primarily for teleconference bridge equipment.

         At March 31, 2003, the Company's principle sources of liquidity were $11.5 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $8.1 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes that future cash requirements will be satisfied by cash generated from operations and its current credit facility for the next twelve months.

         In June 2002, the Company retained Robert W. Baird & Company to act as an advisor on a possible divestiture of the Company's services subsidiary, Conference Plus, Inc. At this time, the Company is not actively pursuing any divestiture transactions but may do so in the future if adequate consideration can be obtained and if the Company has use for the proceeds.

Future obligations and commitments consisted of the following:


                                                                Payments due by year
                                  ----------------------------------------------------------------------------------
(in thousands)                      Total        2004        2005       2006        2007       2008     Thereafter
--------------------------------  -----------  ----------  ---------  ----------  ---------  ---------  ------------
Debt...........................      $34,817     $17,057     $2,478     $15,282   $     --       $ --          $ -
Future minimum lease payments
   for operating leases........
                                      41,185       4,558      3,737       3,511      3,350      3,390        22,639
                                  ----------------------------------------------------------------------------------
Future obligations and
   commitments.................      $76,002     $21,615     $6,215     $18,793     $3,350     $3,390       $22,639


         In the normal course of business operations, the Company also has purchase commitments related to certain raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that are not included in the table above.


         The Company had a deferred tax asset of approximately $81.5 million at March 31, 2003. The Company has recorded a valuation allowance reserve of $56.1 million to reduce the recorded deferred tax asset to $25.2 million. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred tax operating losses for the 2001, 2002 and 2003 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves the potential sale of the Company's 91.5% owned Conference Plus Inc. subsidiary that the Company might pursue depending upon its strategic plans and cash needs. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtained an independent appraisal of the value of the business in the fourth quarter of fiscal year 2003. This appraisal, which is based on discounted future cash flows, was used in the Company's evaluation of the recorded net deferred tax assets and it was determined that the tax planning strategy was sufficient to support the realization of the recorded deferred income tax assets. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the appraised value of Conference Plus Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.

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

         As of March 31, 2003, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $168,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. As further described in Note 2 to the Consolidated Financial Statements included herein at Part II, Item 8 of this Annual Report, the Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $240,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2003. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 46-71 of this report. The Consolidated Financial Statement schedule listed under
Item 15(a)2, is set forth on page 71 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 23, 2001, the Company filed a Form 8-K relating to the change in the Company's certifying accountants to Ernst & Young LLP

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2003 under the caption "Election of Directors," which information is incorporated herein by reference.

(b) Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2003 under the caption "Executive Officers," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2003 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation Committee of the Board of Directors," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2003 under the caption "Ownership of the Capital Stock of the Company," which information is incorporated herein by reference. The "Equity Compensation Plan Information" required by Item 201(d) of Form 10-K is set forth in Item 5 of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2003 under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

         (b)  Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. at March 31, 2003 and 2002 and for each of the three fiscal years in the period ended March 31, 2003, together with the Report of Independent Auditors, are set forth on pages 46 through 71 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedule
                           ----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 2001, 2002 and 2003 as applicable:

                           Schedule II - Valuation and Qualifying Accounts - page 71

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
                           3.2      Amended and Restated By-laws laws
                                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20, 1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1     Intentionally omitted.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan (incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           *10.9 Form of Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens.
                           *10.10 Severance Agreement between Conference Plus, Inc. and Tim Reedy.

                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024)
                           10.12 Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           10.14    Intentionally omitted.
                           10.15 Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           10.16 Amended and Restated Loan and Security Agreement dated June 29, 2001 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for fiscal year ended March 31, 1996).
                           10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to the exhibit of equal number to the Company's Form 10-K for fiscal year ended March 31,
                                    1996).
                           10.19 Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.1 to the Company's Form 10-Q for the
                                    period ended December 31, 2000).
                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K filed on April 17, 2001).
                           10.21 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend,
                                    Inc. (incorporated by reference to Exhibit
                                    10.21 to the Company's Annual Report on Form
                                    10-K for the year ended March 31, 2002).
                           10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           *10.23 Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit
                                    10.23 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended September
                                    30, 2001).

                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           10.25 Seventh Amendment to the Amended and Restated Loan and Security Agreement dated as of June 26, 2003 among LaSalle National Bank, the Company, Westell, Inc, Westell International, Inc. Conference Plus, Inc. and Teltrend, Inc.
                           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP.
                           99.1 Certification of the Chief Executive Officer and Chief Financial Officer.

                           ----------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

                                                  WESTELL TECHNOLOGIES, INC.

                                                  By  /s/ E. Van Cullens
                                                      --------------------------
                                                      E. Van Cullens  President,
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 30, 2003.

               Signature                                    Title
               ---------                                    -----


/s/  E. Van Cullens                       President, Chief Executive Officer and
--------------------------------------    Director
         E. Van Cullens                   (Principal Executive Officer)

/s/ John W. Seazholtz                     Chairman of the Board of Directors
--------------------------------------
          John W. Seazholtz

/s/ Melvin J. Simon                       Assistant Secretary and Director
--------------------------------------
           Melvin J. Simon

/s/ Nicholas C. Hindman, Sr.              Chief Financial Officer, Treasurer
--------------------------------------    and Senior Vice President
         Nicholas C. Hindman, Sr.         (Principal Financial Officer and
                                          Principal Accounting Officer)

/s/ Robert C. Penny III                   Director
--------------------------------------
          Robert C. Penny III

/s/ Paul A. Dwyer                         Director
--------------------------------------
          Paul A. Dwyer

/s/ Thomas A. Reynolds III                Director
--------------------------------------
           Thomas A. Reynolds, III

/s/ Roger L. Plummer                      Director
--------------------------------------
            Roger L. Plummer

/s/ Bernard F. Sergesketter               Director
--------------------------------------
           Bernard F. Sergesketter

                                  CERTIFICATION


                I, E. Van Cullens, certify that:
         1. I have reviewed this annual report on Form 10-K of Westell Technologies, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date:  June 30, 2003

                                                     /s/ E. VAN CULLENS
                                                     ---------------------------
                                                     E. Van Cullens
                                                     President and Chief
                                                     Executive Officer

                                  CERTIFICATION

                           I, Nicholas C. Hindman, Sr., certify that:
         1. I have reviewed this annual report on Form 10-K of Westell Technologies, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date: June 30, 2003

                                                    /s/ NICHOLAS C. HINDMAN, Sr.
                                                    ----------------------------
                                                    Nicholas C. Hindman, Sr.
                                                    Treasurer, Secretary, Senior
                                                    Vice President and Chief
                                                    Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                    Page
----                                                                    ----
Consolidated Financial Statements:
Report of Independent Auditors......................................      48
Consolidated Balance Sheets -- March 31, 2002 and 2003..............      49
Consolidated Statements of Operations for the years
  ended March 31, 2001, 2002 and 2003...............................      51
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2001, 2002 and 2003....... .................      52
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2002 and 2003................. ...................      53
Notes to Consolidated Financial Statements..........................      54


Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts....................      72

                         Report of Independent Auditors


To the Board of Directors and the Stockholders
Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended March 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its method of revenue recognition and in fiscal year 2003 changed its method of accounting for goodwill and other intangibles.




Chicago, Illinois
May 16, 2003, except for Notes 2 and 3, as to which the date is June 26, 2003

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  March 31,
                                                            --------------------
                                                             2002         2003
                                                             ----         ----
                                                               (in thousands)
Current assets:
  Cash and cash equivalents .............................   $  6,687   $ 11,474
  Accounts receivable (net of allowance of $1,531,000 and
    $905,000, respectively) .............................     25,266     22,633
  Inventories ...........................................     18,174     11,843
  Prepaid expenses and other current assets .............      2,169      1,532
  Deferred income tax asset .............................      7,830      2,300
  Land and building held for sale .......................      2,052       --
                                                            --------   --------

           Total current assets .........................     62,178     49,782

Property and equipment:
  Machinery and equipment ...............................     45,148     42,819
  Office, computer and research equipment ...............     30,873     25,301
  Leasehold improvements ................................      7,634      7,731
                                                            --------   --------
                                                              83,655     75,851

  Less accumulated depreciation and amortization ........     54,029     55,417
                                                            --------   --------

    Property and equipment, net .........................     29,626     20,434

Goodwill ................................................      5,938      6,990
Intangibles, net ........................................     10,374      8,408

Deferred income tax asset and other assets ..............     18,037     23,860
                                                            --------   --------

           Total assets .................................   $126,153   $109,474
                                                            ========   ========




        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                            --------------------
                                                                                              2002         2003
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................   $ 15,702     $11,802
  Accrued expenses.......................................................................     16,105      10,775
  Accrued compensation...................................................................      2,374       4,487
  Current portion of long-term debt and notes payable....................................     11,186      17,057
                                                                                            --------    --------

           Total current liabilities.....................................................     45,367      44,121

Long-term debt...........................................................................     39,469      17,760

Other long-term liabilities..............................................................      5,044       4,100
                                                                                           ---------   ---------

           Total liabilities.............................................................     89,880      65,981
                                                                                           ---------   ---------

Stockholders' equity:
Class A common stock, par $0.01..........................................................        459         460
  Authorized -- 109,000,000 shares
  Issued and outstanding - 45,907,065 at March 31, 2002 and 45,966,440 at March 31,
    2003
Class B common stock, par $0.01..........................................................        190         190
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,014,869 at March 31, 2002 and March 31, 2003
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................         46          46
Additional paid-in capital...............................................................    364,566     364,661
Treasury stock at cost 93,000 shares.....................................................       (247)       (247)
Cumulative translation adjustment........................................................        (18)       (168)
Accumulated deficit......................................................................   (328,723)   (321,449)
                                                                                          ----------  ----------

      Total stockholders' equity.........................................................     36,273      43,493
                                                                                          ----------  ----------

           Total liabilities and stockholders' equity....................................$  126,153   $  109,474
                                                                                         ===========  ==========


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                 ---------------------------------
                                                                                   2001       2002        2003
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue ........................................................   $ 319,494    $ 191,302    $ 168,216
Service revenue ..........................................................      41,983       48,521       41,805
                                                                             ---------    ---------    ---------
   Total revenues ........................................................     361,477      239,823      210,021
                                                                             ---------    ---------    ---------

Cost of equipment sales ..................................................     306,143      176,162      119,149
Cost of services .........................................................      25,176       29,631       27,112
                                                                             ---------    ---------    ---------
   Total cost of goods sold ..............................................     331,319      205,793      146,261
                                                                             ---------    ---------    ---------

    Gross margin .........................................................      30,158       34,030       63,760
                                                                             ---------    ---------    ---------
Operating expenses:
  Sales and marketing ....................................................      30,323       19,883       16,017
  Research and development ...............................................      33,308       22,444       16,483
  General and administrative .............................................      24,254       24,028       17,513
  Goodwill and intangible amortization ...................................      31,832       25,560        1,766
  Goodwill and intangible impairment .....................................        --         97,500         --
  Restructuring charge ...................................................       1,700        6,258        1,678
                                                                             ---------    ---------    ---------

     Total operating expenses ............................................     121,417      195,673       53,457
                                                                             ---------    ---------    ---------

Operating loss ...........................................................     (91,259)    (161,643)      10,303
Other expense, net .......................................................        --           (222)          (9)
Interest expense .........................................................       2,197        5,564        2,648
                                                                             ---------    ---------    ---------

Income (loss) before income tax benefit ..................................     (93,456)    (167,429)       7,646
Income taxes .............................................................        --           --            372
                                                                             ---------    ---------    ---------
Income (loss) before cumulative effect of change in accounting principle .     (93,456)    (167,429)       7,274
Cumulative effect of change in accounting principle ......................        (400)        --           --
                                                                             ---------    ---------    ---------

Net income (loss) ........................................................   $ (93,856)   $(167,429)   $   7,274
                                                                             =========    =========    =========

Income (loss) per share:
  Income (loss) before cumulative effect of change in accounting principle   $   (1.53)   $   (2.60)   $    0.11
  Cumulative effect of change in accounting principle ....................        (.01)        --           --
                                                                             ---------    ---------    ---------

Net income (loss) per common share:
  Basic ..................................................................   $   (1.54)   $   (2.60)   $    0.11
                                                                             =========    =========    =========
  Diluted ................................................................   $   (1.54)   $   (2.60)   $    0.11
                                                                             =========    =========    =========

Weighted average number of common shares:
  Basic ..................................................................      61,072       64,317       64,925
                                                                             =========    =========    =========
  Diluted ................................................................      61,072       64,317       65,126
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



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                      Common   Common Additional Cumulative                                Total
                       Comprehensive  Stock    Stock   Paid-in  Translation Deferred  Accum.    Treasury  Stockholders'
                       Income (loss) Class A   Class B  Capital  Adjustment  Comp.    Deficit     Stock    Equity
                       ---------------------   -------  -------  ----------  -----    -------     -----    ------
                                                                (in thousands)

Balance, March 31, 2000                  402       190   345,485      184     840    (67,438)       --   279,663
Net loss.............    $ (93,856)       --        --        --       --      --    (93,856)       --   (93,856)
    Translation adjustment    (218)       --        --        --     (218)     --         --        --      (218)
                         ----------
Total Comprehensive loss           $ (94,074)
                                     ========
Class B Stock Converted to
     Class A Stock...                      0        (0)       --       --      --         --        --        --
Conversion of subordinated
     debentures......                     13        --     6,202       --      --         --        --     6,215
Options Exercised....                     10        --     5,757       --      --         --        --     5,767
 Shares sold under Employee
     Stock Purchase Plan                   0        --       240       --      --         --        --       240
Deferred Compensation                     --        --        --       --      14         --        --        14
                                     -------    ------    ------ --------    ----   --------      ----   -------

Balance, March 31, 2001                  425       190   357,684      (34)    854   (161,294)       --   197,825
Net loss.............   $ (167,429)       --        --        --       --      --   (167,429)       --   167,429)
    Translation adjustment      16        --        --        --       16      --         --        --       16
                        ----------
Total Comprehensive loss           $(167,413)
                                   =========
Issuance of Class A Common
    Stock ...........                     33        --     5,844       --      --         --        --     5,877
Options Exercised....                               --        10       --      --         --        --        10
 Shares sold under Employee
     Stock Purchase Plan                   1        --       151       --      --         --        --       152
Treasury stock.......                     --        --        --       --      --         --      (247)     (247)
Deferred Compensation                     --        --       877       --    (808)        --        --        69
                                    --------    ------  -------- --------   -----   --------    ------   -------

Balance, March 31, 2002             $    459  $    190 $ 364,566 $    (18)  $  46  $(328,723)  $  (247)  $36,273
                                    --------  -------- --------- --------  ------  ---------   -------   -------
Net income...........      $ 7,274        --        --        --       --      --      7,274        --     7,274
    Translation adjustment    (150)       --        --        --     (150)     --         --        --      (150)
                           -------
Total Comprehensive income $ 7,124
                           =======
Options Exercised....                      1        --        95       --      --         --        --        96

Balance, March 31, 2003             $    460  $    190 $ 364,661 $   (168)  $  46  $(321,449)  $  (247)  $43,493
                                    --------  -------- --------- --------  ------  ---------   -------   -------





        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.





                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended March 31,
                                                                                 ----------------------------------
                                                                                   2001       2002        2003
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss) ...........................................................   $ (93,856)   $(167,429)   $   7,274
  Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization ..........................................      43,941       40,222       13,318
       Goodwill and intangible impairment .....................................        --         97,500         --
       Deferred taxes .........................................................        --            350          230
       Deferred compensation ..................................................          14         (807)        --
       Loss on sale of fixed assets and asset impairment ......................        --          2,014          824
       Other ..................................................................         147          (71)         200
  Change in assets and liabilities:
     Accounts receivable ......................................................       7,045        9,656        2,483
     Inventories ..............................................................     (42,451)      54,894        6,363
     Prepaid expenses and other current assets ................................          75          (44)         637
     Refundable income taxes ..................................................       9,323         --           --
     Other assets .............................................................         429         (164)        (523)
     Accounts payable and accrued expenses ....................................      38,969      (47,152)     (10,175)
     Accrued compensation .....................................................      (2,251)      (2,313)       2,113
                                                                                  ---------    ---------    ---------

          Net cash (used in) provided by operating activities .................     (38,615)     (13,344)      22,744
                                                                                  ---------    ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment ........................................     (22,172)      (9,205)      (2,766)
   Proceeds from sale of equipment ............................................         190           62        1,977
   Purchase of subsidiary stock ...............................................        --           --           (459)
   Decrease in short-term investments .........................................       1,951         --           --
                                                                                  ---------    ---------    ---------

          Net cash used in investing activities ...............................     (20,031)      (9,143)      (1,248)
                                                                                  ---------    ---------    ---------

Cash flows from financing activities:
   Net borrowing (repayment) under revolving promissory notes .................      28,400       (2,310)      (6,134)
   Borrowing of long-term debt and leases payable .............................         193       24,890        1,724
   Repayment of long-term debt and leases payable .............................      (2,792)        (479)     (12,363)
   Proceeds from issuance of Common Stock including tax benefit on options ....       6,008        6,668           96
                                                                                  ---------    ---------    ---------

          Net cash provided by (used in) financing activities .................      31,812       28,769      (16,677)
                                                                                  ---------    ---------    ---------

Effect of exchange rate changes on cash .......................................         (19)        --            (32)
                                                                                                            ---------
          Net increase (decrease) in cash and cash equivalents ................     (26,853)       6,282        4,787
Cash and cash equivalents, beginning of period ................................      27,258          405        6,687
                                                                                  ---------    ---------    ---------

Cash and cash equivalents, end of period......................................     $    405    $   6,687    $  11,474
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


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend LLC (formerly Teltrend Inc.), design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Teltrend LLC was acquired on March 17, 2000. Conference Plus, Inc., a 91.5%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers.

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                     March 31,
                                                           ---------------------
                                                              2002         2003
                                                              ----         ----
                                                                 (in thousands)

        Raw materials..................................... $ 22,721    $ 9,340
        Work in process...................................       39          4
        Finished goods....................................   14,889      7,945
        Reserve for excess and obsolete
           inventory and net realizable value.............  (19,475)     (5,446)
                                                           ---------    --------

                                                            $18,174    $ 11,843

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

         During the fiscal year ended March 31, 2003, gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. Accrued purchase commitments totaled $91,000 at March 31, 2003.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter. Depreciation expense was $12.1 million, $14.7 million and $11.6 million for fiscal 2001, 2002 and 2003, respectively.


         Goodwill and Intangibles

         On April 1, 2002, the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other indefinite-lived intangibles are no longer amortized but subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Upon adoption of this standard, the Company was required to perform an impairment test of goodwill. The Company determined that it operated in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes the comparison of its market capitalization and third party appraisal of its telecom services reporting unit to book value as an indicator of potential impairment. The Company also performed its annual impairment test in the fourth quarter of fiscal 2003. These tests showed no impairment of goodwill. The adoption of the provisions for amortization of intangible assets did not impact the Company's amortization of these assets. The following table discloses pro forma results for net income and earnings per share had FASB No. 142 been applied in fiscal 2001 and 2002.

                                                        Fiscal year ended
                                                 ------------------------------
(In thousands, except per share amounts)              2001           2002
                                                 -------------    -------------

Reported net loss.............................      $(93,856)       $(167,429)
Add back: Goodwill amortization...............        15,680           12,473
                                                 -------------    -------------
Proforma net loss.............................      $(78,176)       $(154,956)
                                                 =============    =============

Reported basic and diluted loss per share.....        $(1.54)          $(2.60)
Add back: Goodwill amortization per share.....           .26              .19
                                                 -------------    -------------
Proforma basic and diluted loss per share.....        $(1.28)          $(2.41)
                                                 =============    =============


         Goodwill increased by $1.1 million during fiscal 2003 due to the purchase of common stock of the Conference Plus, Inc. subsidiary. Goodwill amortization expense in fiscal years 2001 and 2002 was $15.7 million and $12.5 million, respectively.

         As of March 31, 2003, the Company has finite lived intangible assets with an original carrying value of $32.9 million, accumulated amortization of $21.1 million and impairment expense of $3.4 million. As of March 31, 2002, the Company has finite lived intangible assets with an original carrying value of $32.9 million, accumulated amortization of $19.3 million and impairment expense of $3.4 million. These assets consist of product technology acquired from Teltrend Inc. on March 17, 2000. The net carrying value of these assets was $10.2 million and $8.4 million as of March 31, 2002 and 2003, respectively. These intangibles are being amortized over a period of 5 to 7 years. Finite lived intangible amortization included in expense was $16.1 million, $13.1 million and $1.8 million in fiscal year 2001, 2002 and 2003 respectively. The estimated amortization expense for the next five years is $1.5 million per year.

         On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

         Due to the restructuring the Company implemented in fiscal 2002, along with then current and expected market conditions in the network interface unit and low speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed evaluations of the fair value of the Teltrend long-lived assets (including goodwill) during the quarters ended December 31, 2001 and March 31, 2002 and reported non-cash charges of $90.5 million and $7.0 million, respectively, to reduce the carrying value of recorded goodwill and intangibles to their estimated fair value.


         Revenue Recognition

         Revenue is recognized when title has passed to the customer. On certain sales contracts where new products are built to customer specifications, revenue is not recognized until the customer has tested and determined it to function as intended.

         The Company's product return policy allows customers to return unused equipment for partial credit if the equipment is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns that is not significant.

         The Company's subsidiary Conference Plus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.


         Product Warranties

         Most of the Company's products carry a limited warranty ranging from one to seven years. The Company accrues for estimated warranty costs as products are shipped. The warranty expense and the related accrual are not significant to the consolidated financial statements.


         Research and Development Costs

         Engineering and product development costs are charged to expense as incurred.


         Stock Based Compensation

         The Company has elected to follow Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant. The following table shows the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement NO. 123, "Accounting for Stock Based Compensation."


                                                     Year ended March 31,
                                             (in thousands except per share data)
                                             2001            2002            2003
                                         --------------  --------------  --------------
Net income (loss), as reported..........     $(93,856)      $(167,429)         $ 7,274
Deduct:  Total stock based employee
compensation expense determined under
fair value based method for all awards,
net of the related tax effect...........       14,729          10,695            3,599
                                         --------------  --------------  --------------
Pro forma net income (loss).............    $(108,585)      $(178,124)         $ 3,675
                                         ==============  ==============  ==============

Basic and diluted earnings (loss) per
share, as reported......................      $ (1.54)        $ (2.60)          $ 0.11
Basic and diluted earnings (loss) per
share, Pro forma........................      $ (1.78)        $ (2.77)          $ 0.06


See Note 8 for further discussion of the Company's option plans.

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                   -----------------------------
                                                                                   2001       2002        2003
                                                                                   ----       ----        ----
                                                                                         (in thousands)

Schedule of non-cash investing and financing activities:
           Conversion of subordinated debentures and accrued interest, net of related debt issuance costs of $531 and debt discount of $669 for
             the year ended March 31, 2001....................................   $ 6,215       $  --   $    --

Cash paid for:
          Interest............................................................    $ 1,964    $ 2,653   $ 6,406
          Income taxes........................................................         37         17       375


         Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                  Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

                  Revolving promissory notes and installment notes payable: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.


         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for uncollectable accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, employee benefit plans cost, income taxes, and contingencies, among other things.

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


         Computation of Net Loss Per Share

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the periods ended March 31, 2001, and 2002, and therefore the net loss per basic and diluted earnings per share are the same.


         New Accounting Pronouncements

         During the first quarter of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment - Disposal of Long Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. Adoption of this statement did not have a material effect on the Company's financial statements.

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company's current restructuring plan, initiated in September of 2002, was not accounted for under SFAS 146. The Company accrued a pre-tax charge of $1.7 million when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS 146, $1.3 million of the $1.7 million charge would have been recognized as expense in the third quarter of fiscal 2003 when incurred. For more information, see Note 10, Restructuring charge.

         In November of 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company adopted these disclosure requirements beginning in the fourth quarter of fiscal 2003. The adoption of SFAS 148 did not impact the Company's results of operations.

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

         See Goodwill and intangible discussed previously for the change in accounting principle required by the adoption of SFAS No. 141 and 142.


         Reclassification of Accounts

         Certain prior year amounts have been reclassified in order to conform to the current-year presentation.

NOTE 2. REVOLVING CREDIT AGREEMENTS:

         As of March 31, 2002, the Company had a revolving credit facility that provided for maximum borrowings of up to $35 million. This asset based revolving credit facility provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $8.3 million. The facility was guaranteed by trusts for the benefit of Robert C. Penny III and other family members and was supported by their brokerage account totaling approximately $10 million. Borrowings under this facility bore interest at prime plus 1%. The Company had $26.1 million outstanding under the revolving credit facility as of March 31, 2002.

         On June 28, 2002 the Company amended the revolving credit facility. The amendment provided for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. The amended asset based revolving credit facility, which is secured by substantially all assets of the Company, provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.4 million as of March 31, 2003. The $6.4 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan is secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members. Trusts of Robert C. Penny III and other Penny family members are participants to the amended revolving credit facility. The Company paid a $350,000 restructuring fee to the lenders in connection with the amendments to the credit facility. The amended credit facility requires the revolving loan to be paid in full before any payments are applied to the term loan. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with the covenants contained in the credit facility at March 31, 2003. On March 31, 2003, the Company had $5.0 million outstanding under its term loan and $15.0 million outstanding and $8.1 available under its secured revolving credit facility.

         On June 26, 2003, the Company amended the revolving credit facility. The amendment removes the $5 million non-amortizing term loan as well as the security interest granted by certain stockholders. The $30 million asset based revolving credit facility remains in place and is due on June 30, 2006. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The Company paid a $300,000 restructuring fee to the lenders in connection with this amendment to the credit facility. This new amendment provides for covenants regarding EBITDA and tangible net worth which the Company was in compliance at June 26, 2003 and expects to be in compliance for the term of the debt. Amounts available under the revolving credit facility at June 26, 2003 was $14.5 million. Due to this amendment, the Company has classified the entire balance outstanding under the revolving credit facility as long-term debt in the March 31, 2003 balance sheet.


NOTE 3. LONG-TERM DEBT AND NOTES PAYABLE:

         Long-term debt and notes payable consists of the following:


                                                                         March 31,
                                                                  ---------------------
                                                                    2002         2003
                                                                    ----         ----
                                                                      (in thousands)
Capitalized lease obligations secured by related equipment.....   $  1,687      $1,314
Revolving Promissory note payable..............................     21,090      14,956
Term notes payable to a bank...................................      5,000       5,000
Term notes payable.............................................       --         1,158
Vendor notes payable...........................................     22,878      12,389
                                                                    ------      ------


                                                                    50,655      34,817

        Less current portion...................................    (11,186)    (17,057)
                                                                 ----------   --------

                                                                   $39,469     $17,760

         Future maturities of long-term debt at March 31, 2003 are as follows (in thousands):

        2004...................................................... $  17,057
        2005......................................................     2,478
        2006......................................................    15,282
                                                                    --------
                                                                    $ 34,817
                                                                    ========

         On May 30, 2002, the Company signed two subordinated vendor notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured vendor note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. At March 31, 2002 and 2003 there was $22.9 million and $12.4 million outstanding under these notes respectively.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus Inc. obtained by the Company that is completed by an independent financial advisor. As of March 31, 2003, the Company had paid $459,000 in cash for these shares with the remainder in the form of a term note payable bearing an interest rate of 3.5% per annum to be paid over a one to three year term.

NOTE 4. CONVERTIBLE DEBENTURES AND WARRANTS:

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which was approximately 140% of the initial conversion price of the debentures. These warrants were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the March 31, 2000 consolidated balance sheet and was being amortized over the life of the convertible debentures of five years. This unamortized amount was recorded to equity on a pro rata basis as debentures converted.

         As of March 31, 2000, holders of these debentures converted an aggregate principal amount of $12,720,000 and the accrued interest thereon of approximately $110,000 into 2,013,548 shares of Class A common stock at a conversion price of $6.372 per shares. The amount converted to equity is net of a pro rata portion of the total debt discount and debt issuance costs in the amounts of $1,168,788 and $639,279, respectively.

         During fiscal year 2001, the remaining debentures, with a principal amount of $7,280,000 and accrued interest of approximately $135,000 were converted into 1,163,620 shares of Class A common stock at a conversion price of $6.372 per share. The amount converted to equity is net of a pro rata portion of the total debt discount and debt issuance costs in the amounts of $668,929 and $530,708 respectively.

         On June 29, 2001, in consideration of a guarantee given by several shareholders to support the credit facility, the Company granted warrants to purchase 512,820 shares of Class A common stock at a conversion price of $1.95 per share. The warrants are exercisable at any time until June 29, 2006. The total value of the warrants, approximately $46,000, was recorded as expense.

         As of March 31, 2003, all warrants were outstanding.

NOTE 5. INCOME TAXES:

         The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income tax benefits charged to net income are summarized as follows:

                                                   Fiscal Year Ended March 31,
                                                 ------------------------------
                                                  2001       2002        2003
                                                  ----       ----        ----
                                                        (in thousands)
        Federal:
          Current............................    $   --    $     -- $     372
          Deferred...........................         --         --        --
                                                 -------    -------   ---------

                                                     --          --       372
                                                --------    -------  ----------

        State:
          Current............................        --          --        --
          Deferred...........................        --          --        --
                                                  ------     ------    --------

                                                     --          --        --
                                                 -------     ------    --------

             Total...........................   $    --     $    --  $    372
                                                ========    =======  ==========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 2001, 2002 and 2003, the Company generated approximately $500,000, $846,000 and $170,000, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                               Fiscal Year Ended March 31,
                                                               ---------------------------
                                                              2001        2002       2003
                                                              ----        ----       ----

        Statutory federal income tax rate...............      (34.0)%    (34.0)%    34.0%
        Meals and entertainment.........................        0.1        0.1       0.7
        State income tax, net of federal tax effect.....       (4.9)      (4.9)      4.9
        Income tax credits recognized...................       (0.5)      (0.3)     (2.3)
        Valuation allowance.............................       26.0       10.5     (40.1)
        Goodwill amortization...........................       13.2       28.5       6.1
        Other...........................................        0.1        0.1       1.6
                                                             ------    -------   -------

                                                                0.0%       0.0%      4.9%
                                                             =======   ========  ========


Components of the net deferred income tax asset are as follows:

                                                                March 31,
                                                           ---------------------
                                                           2002         2003
                                                           ----         ----

                                                              (in thousands)
         Deferred income tax assets:
           Allowance for doubtful accounts ............   $    683    $    329
           Alternative minimum tax credit .............        998         998
           Research and development credit carryforward      5,835       5,674
           Capital loss carryforward ..................      2,328        --
           Compensation accruals ......................      1,223         854
           Inventory reserves .........................     11,247       3,014
           Warranty reserve ...........................      1,203         500
           Net operating loss carryforward ............     65,460      66,127
           Accrued interest ...........................      1,164        --
           Property ...................................        770       1,264
           Other ......................................      2,309       2,705
                                                          --------    --------
                                                            93,220      81,465
         Deferred income tax liabilities:
           Property and equipment .....................        159         111
           Other ......................................         11           9
                                                          --------    --------
                                                               170         120

            Valuation allowance .......................    (67,605)    (56,130)
                                                          --------    --------

              Net deferred income tax asset ...........   $ 25,445    $ 25,215
                                                          ========    ========


         Income tax expense was recorded for the fiscal year ended March 31, 2003 due to the results on an Internal Revenue Service audit on Teltrend Inc. for pre-acquisition periods.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the net deferred tax asset is not assured and the Company has incurred taxable losses for the 2001, 2002 and 2003 fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future temporary differences, net operating loss carryforwards and tax credit carryforwards prior to their expiration through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves the potential sale of the Company's 91.5% owned Conference Plus Inc. subsidiary. The estimated gain generated by the sale of this business would generate sufficient taxable income to offset the recorded net deferred tax assets. In fiscal 2003, the Company wrote off a fully reserved capital loss carryforward obtained in the Teltrend acquisition and a fully reserved foreign net operating loss carryforward. These carryforwards were deemed to have no value as the Company has no ability to create a capital gain or qualified foreign income to use the credits. In addition, the Company reduced the recorded valuation allowance such that approximately $25 million of recorded net deferred tax asset is supported by the tax planning strategy. The Company based its estimate upon an independent appraisal of the value of the business in the fourth quarter of fiscal year 2003. This appraisal, which is based on discounted future cash flow, was used in the Company's evaluation of the recorded net deferred tax assets and it was determined that the tax planning strategy was sufficient to support the realization of the recorded deferred income tax assets. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the appraised value of Conference Plus Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.

         The Company has approximately $6.7 million in income tax credit carryforwards and a tax benefit of $66.1 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

NOTE 6. COMMITMENTS:

         The Company leases a 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration pursuant to a lease that runs through 2017.

         The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for manufacturing equipment, computer equipment, photocopiers and autos. Total rent expense was $5.3 million, $6.7 million and $7.1 million for 2001, 2002, and 2003, respectively.


     Total minimum future rental payments at March 31, 2003 are as follows (in thousands):

        2004................................................  $  4,558
        2005................................................     3,737
        2006................................................     3,511
        2007................................................     3,350
        2008................................................     3,390
        Thereafter..........................................    22,639
                                                              --------
                                                              $ 41,185
                                                              ========


NOTE 7. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

         On October 25, 2001 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock authorized for issuance from 85,000,000 to 109,000,000.

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

Stock Restriction Agreements:

         The members of the Penny family (major stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,824,908 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

Shares issued and outstanding:

The following table summarizes Common Stock transactions for fiscal years 2001, 2002 and 2003.

                                                      Common Stock
                                                      Shares Issued
                                                         and
                                                      Outstanding
                                                      -----------       Treasury
                                                   Class A  Class B      Stock
                                                   -------  -------      -----
                                                           (in thousands)

Balance, March 31, 2000 .......................    40,179    19,051       --
Class B Stock Converted to Class A Stock ......        36       (36)      --
Conversion of subordinated debentures .........     1,164      --         --
Options Exercised .............................     1,044      --         --
Shares sold under Employee Stock Purchase Plan         50      --         --
                                                  -------   -------    -------

Balance, March 31, 2001 .......................    42,473    19,015       --
Issuance of Class A Common Stock ..............     3,315      --         --
Options Exercised .............................         5      --         --
 Shares sold under Employee Stock Purchase Plan       114      --         --
Treasury stock ................................      --        --          (93)
                                                  -------   -------    -------

Balance, March 31, 2002 .......................    45,907    19,015        (93)
Issuance of Class A Common Stock ..............      --        --         --
Options Exercised .............................        59      --         --
 Shares sold under Employee Stock Purchase Plan      --        --         --
Treasury stock ................................      --        --         --
                                                  -------   -------    -------

Balance, March 31, 2003 .......................    45,966    19,015        (93)
                                                  =======   =======    =======


NOTE 8. EMPLOYEE BENEFIT PLANS:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $1.3 million, $487,000 and $926,000 for fiscal 2001, 2002 and 2003, respectively.

         Employee Stock Purchase Plan:

         The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. Under the stock purchase plan, 217,950 shares are authorized. As of March 31, 2001 there were 76,781 shares available for future issuance. As of March 31, 2002 and March 31, 2003 no shares were available for issuance.

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan (SIP plan) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company and advisory board members and consultants. No stock awards were issued in fiscal 2001, 2002 or 2003.

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

         Under the Company's SIP, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan ("all stock plans"), 13,000,000 shares were authorized and there were 1,733,149 shares available for further issuance at March 31, 2003. The stock option activity under all stock plans is as follows:

                                                 Outstanding    Weighted Average
                                                   Options        Exercise Price
                                                   -------        --------------

        Outstanding at March 31, 2000........     5,837,212            $7.17

                  Granted....................     3,859,650            11.79
                  Exercised..................    (1,043,826)            5.53
                  Expired....................        --                --
                  Canceled...................    (1,293,708)            9.75
                                              -------------         --------
        Outstanding at March 31, 2001........     7,359,328          $  9.37

                  Granted....................     5,726,973             1.94
                  Exercised..................        (5,000)            2.12
                  Expired....................        --                --
                  Canceled...................    (3,863,173)             7.35
                                              -------------         --------
        Outstanding at March 31, 2002........     9,218,128          $  5.61

                  Granted....................     3,181,671             2.01
                  Exercised..................       (59,375)            1.50
                  Expired....................        --                --
                  Canceled...................      (807,625)            6.08
                                                -----------         --------
        Outstanding at March 31, 2003........    11,532,799          $  4.60


         The exercise price of the stock options granted is generally established at the market price on the date of the grant. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

         During fiscal 2001 and 2002, respectively, the Company granted 3,000 and 30,000 stock options to non-employee advisory board members or consultants. Compensation expense of $13,545 and $23,871 was recognized for the issuance of these non-employee stock options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" FAS 123 for fiscal 2001and 2002 respectively. There were no non-employee grants in fiscal year 2003.

          In computing the fair value of stock options granted as disclosed in
Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model, with the exception of the options assumed in the acquisition which are described in Note 1. The estimate assumes, among other things, a risk-free interest rate of 2.8% for fiscal year 2003 and 6.5% for fiscal years 2002 and 2001 and no dividend yield; expected volatility of 98% for fiscal year 2003 and 73% for fiscal years 2002 and 2001 and an expected life of 7 years. A majority of the options granted to employees in fiscal 2001 vest ratably over five years. A majority of the options granted to employees in fiscal 2002 vest ratably over two to five years. In fiscal year 2003, approximately half of the options issued vest upon the earlier of the achievement of company and individual goals established or 8 years. The majority of the remaining options issued in fiscal year 2003 vest over five years. The weighted average fair value of the options granted during the years ended March 31, 2001, 2002 and 2003 were $8.43, $1.94 and $2.01, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2003:


                                         Options Outstanding                                Options Exercisable
                                         -------------------                                -------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/03              Life         Exercise Price         3/31/03        Exercise Price
       ------             -------              ----         --------------         -------        --------------

   $1.07 - $1.57         3,674,491             8.81 yrs           $ 1.38             329,013          $ 1.18
    1.60 -   2.19        2,677,652             8.20 yrs             2.03             826,722            2.08
    2.21 -   5.03        3,043,551             7.54 yrs             4.23           1,175,045            4.47
    5.04 -  35.65        2,130,905             5.86 yrs            13.83           1,955,565           13.71
    36.18 - 36.18            6,200             6.97 yrs            36.18               3,720           36.18
                       -----------           ----------       ----------            --------      ----------

    $1.07 - 36.18       11,532,799             7.79 yrs           $ 4.60           4,290,065          $ 7.99



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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                                        Telecom          Telecom      Consolidated
                                                       Equipment        Services         Total
                                                       ---------        --------         -----
2001
      Revenues.......................................    $319,494        $41,983       $361,477
      Operating income (loss)........................    (99,387)          8,128       (91,259)
      Depreciation and amortization..................      40,553          3,388         43,941
      Total assets...................................     295,960         19,179        315,139

2002
      Revenues.......................................    $191,302        $48,521       $239,823
      Operating income (loss)........................   (166,063)          4,420      (161,643)
      Depreciation and amortization..................      35,847          4,375         40,222
      Total assets...................................     105,969         20,184        126,153

2003
      Revenues.......................................    $168,216        $41,805       $210,021
      Operating income...............................       8,001          2,302         10,303
      Depreciation and amortization..................       8,843          4,475         13,318
      Total assets...................................      86,702         22,772        109,474


Reconciliation of operating (loss) for the reportable segments to income (loss) before income taxes:

                                                     Fiscal Year Ended March 31,
                                                     ---------------------------
                                                2001           2002       2003
                                                ----          ----        ----

Operating income (loss)....................  $ (91,259)   $ (161,643)   $10,303
Other expense, net.........................          --         (222)        (9)
Interest expense...........................       2,197         5,564     2,648
                                                  -----       -------   --------

Income (loss) before income taxes..........  $ (93,456)   $ (167,429)   $ 7,646
                                             ==========   ===========   ========

         Enterprise-wide Information:
         ----------------------------

         The Company's revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2002 and 2003 and approximately 84% in fiscal year 2001.

Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

                                                            Fiscal Year Ended
                                                                 March 31,
                                                          ----------------------
                                                          2001     2002     2003
                                                          ----     ----     ----
        Verizon.......................................     25.9%   43.2%   42.5%
        SBC...........................................     17.6    14.9    15.2
        BellSouth.....................................      1.6     0.7    13.9
        Fujitsu Telecommunications Europe Limited.....     14.3     3.5     1.8

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:
                                                               Fiscal Year Ended
                                                                   March 31,
                                                                   ---------
                                                                2002     2003
                                                                ----     ----
        Verizon.............................................    46.5%     50.3%
        SBC.................................................    12.6      22.7
        Fujitsu Telecommunications Europe Limited...........    10.4       1.3

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:

                                            Domestic  International  Total
                                            --------  -------------  -----
                                                      (in thousands)
2001
        Revenue...........................$ 303,758    $ 57,719   $ 361,477
        Operating loss....................  (88,394)     (2,865)    (91,259)
        Identifiable assets...............  313,067       2,072     315,139

2002
        Revenue...........................$ 224,341    $ 15,482   $ 239,823
        Operating loss.................... (161,513)       (130)   (161,643)
        Identifiable assets...............  124,045       2,108     126,153

2003
        Revenue...........................$ 198,771    $ 11,250   $ 210,021
        Operating income (loss)...........   11,511      (1,208)     10,303
        Identifiable assets...............  106,591       2,883     109,474


         International identifiable assets and operating loss are related to Westell Ltd., which is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.

NOTE 10. RESTRUCTURING CHARGE:

         The Company recognized restructuring costs of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost had been accrued in connection with the purchase of Teltrend Inc. and related primarily to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs has been charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of March 31, 2003, $2.6 million of these restructuring costs had been paid leaving a balance of approximately $0.3 million.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. These charges included personnel, facility and certain development contract costs. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2003, $4.4 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $1.0 million.

         The Company recognized a net restructuring expense of $1.7 million consisting of a charge of $2.6 million offset by an $855,000 reversal in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. The reversal relates to a reduction in an accrual for lease cost due to the sublet of a leased facility at Conference Plus,

Inc. in fiscal 2002. Approximately 25 employees were impacted by these reorganizations. As of March 31, 2003, the Company paid approximately $0.9 million of these accrued restructuring costs leaving a balance of $1.6 million.

The restructuring charges and their utilization are summarized as follows:


                    Accrued                     Accrued                      Accrued       2003           Accrued
(Dollars in            at                          at                           at      Charged              at
thousands)         March 31      2001     2001  March 31      2002     2002  March 31   net of      2003  March
                     2000     Charged  Utilized   2001     Charged  Utilized   2002     reversal Utilized 31 2003
------------------ ---------- -------- -------- ---------- -------- -------- ---------- -------- -------- ---------
Employee costs.......$ 2,604  $ 1,550  $ 1,552    $ 2,602  $ 4,066   $4,629    $ 2,039   $1,120   $2,390     $ 769
Legal, other and
facility costs......     300      150       55        395    2,191      412      2,174      552      650     2,076
------------------ ---------- -------- -------- ---------- -------- -------- ---------- -------- -------- ---------
Total................$ 2,904  $ 1,700  $ 1,607    $ 2,997  $ 6,257  $ 5,041    $ 4,213  $ 1,672  $ 3,040   $ 2,845
================== ========== ======== ======== ========== ======== ======== ========== ======== ======== =========



NOTE 11. OTHER INCOME(EXPENSE), NET:

         Other income (expense), net for the years ended March 31, 2002 and 2003 was primarily due to interest income, unrealized gains and losses on intercompany balances denominated in foreign currency, and the elimination of minority interest.


NOTE 12.  EARNINGS PER SHARE


                                                                       Year ended March 31,
                                                       ------------------------------------------------
Dollars in thousands, except per share amounts             2001             2002              2003
                                                       -------------    --------------    -------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                        $ (93,856)       $ (167,429)          $ 7,274
Average basic shares outstanding                            61,072            64,317            64,925
Basic net income (loss) per share                          $ (1.54)          $ (2.60)           $ 0.11

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                        $ (93,856)       $ (167,429)          $ 7,274
Average diluted shares outstanding                          61,072            64,317            64,925
    Effect of dilutive securities: stock options                 -                 -              201
     and warrants
                                                       -------------    --------------    -------------
                                                            61,072            64,317            65,126
                                                       -------------    --------------    -------------
Diluted net income (loss) per share                        $ (1.54)          $ (2.60)           $ 0.11


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)


                                                         2001     2002     2003
                                                         ----     ----     ----

Balance at beginning of year.........................    $855   $1,363   $1,531
Provision for doubtful accounts......................     627      971      623
Write-offs of doubtful accounts, net of recoveries...    (119)    (803)  (1,249)

Balance at end of year...............................  $1,363   $1,531     $905
                                                       ======   ======   ======