Form 10-K/A
period 2003-03-31
WESTELL TECHNOLOGIES INC
filed 2003-07-29
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                                   (Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from        to          .
                                                           --------  ----------

Commission file number:    0-27266
                           -------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   36-3154957
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                                    60504
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

Indicate by check mark whether the registrant is an accelerated filer as defined
be rule 12b-2 of the Act. Yes   No X

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

EXPLANATION FOR AMENDMENT:

         The Amendment to the Annual Report on Form 10-K of Westell Technologies, Inc. (the "Form 10-K") for the fiscal year ended March 31, 2003 is being filed with the SEC to include the items required to be disclosed under
Part III of the Form 10-K.

         As originally filed, the Form 10-K incorporated the information required by Part III by reference to the Company's proxy statement for its 2003 annual meeting, as permitted by Instruction G(3). Because the proxy is not expected to be filed with the SEC within 120 days of the end of Westell's fiscal year, Part III of the Form 10-K is hereby being amended.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                        DIRECTOR
NAME AND AGE                         SINCE        PRINCIPAL OCCUPATION AND OTHER INFORMATION

John W. Seazholtz (67)               1997         John W. Seazholtz has served as Director of the Company since December 1997 and was elected Chairman in April 2000. Mr. Seazholtz was President and Chief
                                                  Executive Officer of Telesoft America, Inc. from May 1998 to May 2000. In April
                                                  1998, Mr. Seazholtz retired as Chief Technology Officer - Bell Atlantic where he served since June 1995. Mr. Seazholtz previously served as Vice President
                                                  Technology and Information Services - Bell Atlantic and in other executive capacities with Bell Atlantic beginning in 1962. Mr. Seazholtz currently serves as a Director for Odetics, Inc., a supplier of digital data management products for the security, broadcast and computer storage markets, and for ASC-Advanced
                                                  Switching Communications, an ATM network equipment developer. He is Chairman of
                                                  eWay Group, a private consulting firm. He is on the Board of Overseers of N.J.
                                                  Institute of Technology.

Melvin J. Simon (58)                 1992         Melvin J. Simon has served as Assistant Secretary of the Company since July 1995 and as a Director of the Company since August 1992. From July 1995 to April 2003,
                                                  Mr. Simon served as Assistant Treasurer of the Company. From August 1992 to July
                                                  1995, Mr. Simon served as Secretary and Treasurer of the Company. A Certified
                                                  Public Accountant, Mr. Simon founded and has served as President of Melvin J.
                                                  Simon & Associates, Ltd., a public accounting firm, since May 1980. Mr. Simon serves as a Director of the Company's 95% owned subsidiary Conference Plus, Inc.


Paul A. Dwyer (69)                   1996         Paul A. Dwyer has served as a Director of the Company since January 1996 and as a
                                                  Director of Westell, Inc., a wholly owned subsidiary of the Company, since
                                                  November 1995. Mr. Dwyer, now retired, served as Chief Financial Officer of Henry
                                                  Crown and Company, a private investment firm from February 1981 to December 1999, and as Vice President -- Administration of Longview Management Group, LLC, a
                                                  registered investment advisor, from October 1998 to December 1999. Mr. Dwyer serves as a Director for McHenry Savings Bank, Rush Computer Rental and
                                                  Valuemetrics Advisors.

Robert C. Penny III (50)             1998         Robert C. Penny III has served as a Director of the Company since September 1998.
                                                  He has been the managing partner of P.F. Management Co., a private investment company, since May 1980.

Thomas A. Reynolds, III (51)         2000         Thomas A. Reynolds has served as Director of the Company since January 2000. He is a partner with Winston & Strawn, an international law firm headquartered in
                                                  Chicago and currently serves as a member of the Board of Directors of Smurfit
                                                  Stone Container Corporation and serves as a Trustee of the Brain Research
                                                  Foundation.

Bernard F. Sergesketter (67)         2000         Bernard F. Sergesketter has served as a Director of the Company since March 2000.
                                                  Mr. Sergesketter is Chairman and Chief Executive Officer of Sergesketter &
                                                  Associates, a marketing consulting firm, since 1994. He served as a Vice
                                                  President of AT&T from January 1983 to August 1994. Mr. Sergesketter was a
                                                  Director of Teltrend, Inc, a wholly owned subsidiary of the Company, from January
                                                  1996 to March 2000 and currently serves as a Director of Solar Communications
                                                  Inc., the Illinois Institute of Technology and The Sigma Chi Foundation.

E. Van Cullens (57)                  2001         E. Van Cullens has served as President, Chief Executive Officer and Director of the Company since July 2001. Prior to joining the Company, Mr. Cullens operated
                                                  Cullens Enterprises, LLC, a management consulting firm focused in telecommunications, from June 2000 through June 2001. From June 1999 to May 2000,


                                                  Mr. Cullens served as President and Chief Operating Officer of Harris Corporation
                                                  and served as President, Communications Sector from May 1997 to June 1999. Mr.
                                                  Cullens served in various executive capacities with Siemens A. G. and affiliated companies from January 1991 to April 1997. Mr. Cullens was with Stromberg-Carlson from May 1984 until January 1991 when the Stromberg-Carlson was acquired by
                                                  Siemans. From May 1972 to April 1984, Mr. Cullens held various management positions with GTE Corporation.

Roger L. Plummer (61)                2001         Roger L. Plummer has served as a Director of the Company since September, 2001.
                                                  Mr. Plumber currently serves as the Managing Director of the International
                                                  Engineering Consortium. Mr. Plummer also serves as a consultant in communication technology and corporate organization and culture. Mr. Plummer previously served in various executive capacities at Ameritech and its predecessor, Illinois Bell, including President of the Ameritech Custom Business Services unit. Mr. Plummer serves as a Board member of: DePaul University, University of Illinois
                                                  Foundation, Chicago public television Channel 11, Association of Public
                                                  Television Stations, Accreditation Council of Graduate Medical Education, Rush
                                                  Hospital Neurobehavioral Center, Chicago Symphony Orchestra Governing Members
                                                  Organization and the University of Illinois Medical Center.


The following sets forth certain information with respect to the current executive officers of the Company. Please refer to the information contained above for biographical information of executive officers who are also directors of the Company.

Name                             Age   Position
-------------------------------  ---   -----------------------------------------------------------
E. Van Cullens.................  56    President and Chief Executive Officer
Nicholas C. Hindman, Sr........  51    Treasurer, Secretary, Senior Vice President and Chief Financial Officer
William J. Noll................  60    Senior Vice President of Product Development and Chief Technology Officer
John C. Clark..................  54    Senior Vice President of Operations


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

         The Audit Committee (comprised of Messrs. Dwyer (Chair), Simon and Sergesketter) met three times in fiscal 2003. The functions of the Audit Committee consist of providing oversight to the Company's financial reporting process through periodic meetings with the Company's independent auditors, internal auditors and management to review accounting, auditing, internal controls and financial reporting matters. Mr. Dwyer serves as the financial expert of the audit committee and is an independent director as such term is defined under NASD rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During fiscal 2003, all such persons filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act of 1934 with the exception of Mr. Clark, who filed a Form 3 on May 2003 when it was due on September 29, 2001 and reported five option grants on a Form 4 on May 30, 2003 when the option grants should have been reported on Form 4s in May 2002 and March 2003.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth information for the fiscal years ended March 31, 2001, 2002 and 2003, with respect to all compensation paid or earned for services rendered to the Company by individuals who served as the Company's Chief Executive Officer in fiscal 2003 and the Company's other most highly compensated executive officers who were executive officers at March 31, 2003 (together, the "Named Executive Officers") and one individual who served as an executive officer in fiscal 2003 but who is no longer serving as such on March 31, 2003.

                                                      SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                             ANNUAL COMPENSATION         COMPENSATION
                                                                                          SECURITIES
                                                                      OTHER ANNUAL        UNDERLYING         ALL OTHER
                                    FISCAL     SALARY      BONUS      COMPENSATION        OPTIONS(1)     COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR        ($)          ($)           ($)            (SHARES)              ($)
---------------------------        -------   ----------  ---------- -----------------  ----------------  -----------

E.Van Cullens                        2003       632,686          -          -              195,541                -
    President and Chief              2002       344,898    200,000     217,182(2)        1,876,923                -
Executive      Officer               2001             -          -          -                    -                -

John C. Clark                        2003       239,239          -      31,714(2)          114,572                -
    Senior Vice President            2002       234,519      2,500          -              122,632                -
of              Operations           2001             -          -          -                    -                -

Nicholas C. Hindman, Sr.             2003       196,854          -          -              100,498               -
   Treasurer, Secretary, Senior      2002       200,000     18,000          -              117,833               -
   Vice President and Chief          2001       200,000                     -                  -                 -
   Financial Officer                                      39,200

William J. Noll                      2003       183,938     38,333          -               94,581                -
   Senior Vice President of          2002       222,000    143,600          -              135,402                -
   Research & Development and        2001       184,711    186,500          -               85,750         2,302(3)
   Chief Technology Officer

Richard P. Riviere(5)                2003      120,000           -          -                 -              69,200(4)
   Vice President of Transaction     2002      208,000     127,772          -                 -                   -
   Services and Chief Executive      2001      196,712     120,442          -                 -                   -
   Officer of Conference Plus,
   Inc.
------------------
(1)  Stock options granted were non-qualified stock options of Class A Common Stock and were issued under the 1995 Stock Incentive
     Plan of the Company except for all options issued to Mr. Cullens in fiscal year 2002 which were issued outside of the 1995
     Stock Incentive Plan.
(2)  Represents reimbursed relocation expense and tax gross up.
(3)  Represents matching contributions under the Company's 401(k) Profit Sharing Plan for fiscal 2002.
(4)  Represents $56,000 paid in severance costs and $13,200 paid for accrued vacation.
(5)  Mr. Riviere resigned from the Company in October 2002.


         The following tables set forth the number of stock options granted to each of the Named Executive Officers during fiscal 2003, the stock option exercises by each Named Executive Officer and exercisable and unexercisable stock options held by the Named Executive Officers as of March 31, 2003. For purposes of table computations the fair market value at March 31, 2003 was equal to $4.05 per share.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED ANNUAL
                                                                                               RATE OF STOCK PRICE
                                                                                                  APPRECIATION
                                                         INDIVIDUAL GRANTS                      FOR OPTION TERM(2)
                                     -----------------------------------------------------  --------------------------
                                     NUMBER OF      PERCENT OF
                                     SECURITIES   TOTAL OPTIONS
                                     UNDERLYING     GRANTED TO    EXERCISE OR
                                      OPTIONS      EMPLOYEES IN    BASE PRICE   EXPIRATION
NAME                                 GRANTED(#)   FISCAL YEAR(1)     ($/SH)        DATE          5%            10%
--------------------------------     ----------   --------------  -----------   ----------  -----------   -----------

E. Van Cullens                         95,541(3)      3.00%          1.570        04/01/12        94,334      239,060
                                      100,000(5)      3.14%          1.305        12/24/12        82,071      207,893
Nicholas C. Hindman                    10,000(4)      0.31%          1.570        04/01/12         9,874       25,022
                                       10,000(4)      0.31%          3.000        04/01/12             -       10,722
                                       73,248(3)      2.30%          1.570        04/01/12        72,322      183,279
                                        7,250(4)      0.23%          1.570        04/01/12         7,158       18,141
John C. Clark                          10,000(4)      0.31%          1.570        04/01/12         9,874       25,022
                                       10,000(4)      0.31%          3.000        04/01/12             -       10,722
                                       73,248(3)      2.30%          1.570        04/01/12        72,322      183,279
                                       15,000(4)      0.47%          1.570        04/01/12        14,810       37,533
                                        6,234(4)      0.20%          4.050        03/31/13        16,107       40,819
William J. Noll                        10,000(4)      0.31%          1.570        04/01/12         9,874       25,022
                                       10,000(4)      0.31%          3.000        04/01/12             -       10,722
                                       73,248(3)      2.30%          1.570        04/01/12        72,322      183,279
                                        1,333(3)      0.04%          1.315        08/02/12         1,102        2,794
Richard P. Riviere                            --         --             --              --            --           --
------------------
(1)  Based on 3,182,681 total options granted to employees, including the Named Executive Officers, in fiscal 2003.
(2)  The potential  realizable value is calculated  based on the term of the option at its time of grant (ten years).  It is calculated by assuming the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.
(3)  These options are  performance-based  and vest in full at the earlier of  achievement  of certain  performance  goals or eight years after grant date.
(4)  These options vest over a five-year  period on the five  anniversaries  of the option grant with 20% vesting per year and have a 10-year life subject to earlier termination upon the occurrence of certain events related to termination of employment.
(5)  95,834 of the shares covered by this option  vest monthly over a two year period and 4,166 of the shares covered by this option vested on issuance.


                                                        FISCAL YEAR-END VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                   SHARES          VALUE       OPTIONS AT FISCAL YEAR END      IN-THE-MONEY OPTIONS AT
                                ACQUIRED ON       REALIZED                 (#)                    FISCAL YEAR END ($)
NAME                            EXERCISE (#)         ($)       (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE)(1)
---------------------------    --------------  --------------  ---------------------------  -----------------------------
E. Van Cullens                       -               -              317,344/1,755,120             674,260/2,918,720
Nicholas C. Hindman                  -               -               112,669/171,712                92,944/387,718
John C. Clark                        -               -               51,763/185,441                101,488/406,126
William J. Noll                      -               -               303,162/182,571               115,628/385,245
Richard P. Riviere                   -               -                  21,600/0                         0/0

(1) Value is calculated by subtracting the exercise price per share from $4.05,  the closing price of the Company's Class A Common
Stock on March 31, 2003, and multiplying such amount by the number of shares subject to the option.


EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has a severance agreement with Mr. Cullens, the Chief Executive Officer of the Company. The severance agreement provides that in the event that Mr. Cullens is terminated without Cause (as defined therein) or he resigns for Good Reason (as defined therein), the Company shall pay to Mr. Cullens severance payments equal to his salary and bonus for the fiscal year in which the termination occurs, and the severance agreement also provides for the payment of certain amounts upon the occurrence of certain events. Mr Cullens agreed not to compete with the Company and not to solicit any Company employees for a period of one year in the event that his termination entitles him to severance payments. The Company's severance payment obligations and Mr. Cullens' right to this severance payment shall terminate upon Mr. Cullens' death, resignation without Good Reason, retirement or termination for Cause.

         The Company also has entered into a deferred compensation arrangement with Mr. Cullens. The amount of deferred incentive compensation to be awarded to Mr. Cullens in each year of his service as Chief Executive Officer of the Company is to be based on the Company's consolidated net income before income taxes as set forth in the Company's audited financial statements for March 31, 2004 and subsequent fiscal years plus any gain on the sale of the Company's interest in Conference Plus, Inc., if any. The amount of the award shall be determined as follows:

----------------------------------- --------- --------------------- ------------
CONSOLIDATED DEFERRED
COMPENSATION INCOME BEFORE                                          CUMULATIVE
CUMULATIVE INCOME TAXES*            RATE      MAX AWARD             MAXIMUM
----------------------------------- --------- --------------------- ------------
Up to $2,500,000                    5%        $125,000              $ 125,000
----------------------------------- --------- --------------------- ------------
Next  $3,750,000                    4%        $150,000              $ 275,000
----------------------------------- --------- --------------------- ------------
Next  $6,250,000                    3%        $187,500              $ 462,500
----------------------------------- --------- --------------------- ------------
Next  $6,250,000                    2%        $125,000              $ 587,500
----------------------------------- --------- --------------------- ------------
Next  $6,250,000                    1%        $ 62,500              $ 650,000
----------------------------------- --------- --------------------- ------------

         All amounts awarded under the deferred compensation program shall vest on March 31, 2006 as long as Mr. Cullens is employed by the Company on that date. Any amounts earned by Mr. Cullens in the fiscal years ending after March 31, 2006 will be fully vested at the time the amounts are determined as set forth above. The amounts earned under the program will also be fully vested in the event of Mr. Cullens' death or termination of employment by permanent and total disability prior to March 31, 2006 or upon a change in control of the Company. Unless otherwise elected, the deferred incentive compensation earned by Mr. Cullens and vested thereunder will be paid to Mr. Cullens upon his retirement from the Company or other termination of employment. Mr. Cullens shall also have the right to withdraw all vested amounts earned under the program at any time, provided that 5% of the amount withdrawn shall be forfeited to the Company. The Company shall establish a rabbi trust and pay to the trust from time to time an amount equal to any amount earned under the deferred incentive compensation program.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company each receive $20,000 per year for services rendered as directors, except Robert C. Penny III, who receives no compensation. In the fiscal year ended March 31, 2003, outside directors, except for Robert C. Penny III were granted stock options to purchase shares that vest annually over five years. John Seazholtz was granted stock options to purchase 50,000 shares on April 1, 2002. Paul Dywer, Thomas Reynolds, Melvin Simon and Bernard Sergesketter were granted options to purchase 25,000 shares on April 1, 2002. Roger Plummer was granted options to purchase 15,000 shares on April 1, 2002. The exercise price for such options was based on the fair market value of the options on the day of grant. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. In addition, Mr. Simon also receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company. Other than as described in this paragraph, directors who are employees of the Company do not receive additional compensation for service as directors.

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

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $18,236, $36,845 and $3,448 in fiscal 2001, 2002 and 2003, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

         In June 2001, trusts for the benefit of Robert C. Penny III, a director of the Company, and other Penny family members, entered into a guaranty of $10 million of the Company's obligations under its revolving credit facility. In consideration of the guarantee, the Company has granted those trusts warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share (the fair market value on the date of grant) and has registered the shares to be acquired upon exercise. This guarantee is no longer in place.

         The Company has a severance agreement and deferred compensation arrangement with Mr. Cullens, the Chief Executive Officer of the Company. See the related description above under "Employment and Severance Agreements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of July 21, 2003, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director, (iii) each executive officer identified by name in the summary compensation table below, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Under Rule 13d-3 of the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.

STOCKHOLDERS,                            NUMBER OF        NUMBER OF         PERCENT OF       PERCENT OF      PERCENT OF
NAMED EXECUTIVE                           CLASS A          CLASS B           CLASS A           CLASS B      TOTAL VOTING
OFFICERS AND DIRECTORS                  SHARES(1)(2)       SHARES(2)       COMMON STOCK    COMMON STOCK        POWER(3)
-------------------------------        -------------------------------     ------------    ------------     -----------
Robert C. Penny III...........              --          14,826,886(4)          --              84.5%           49.7%
Melvin J. Simon...............            145,250(5)    16,201,848(4) (6)      *               92.3%           54.4%
Becker Capital Management (7).          4,316,625           --                8.8%              --              3.6%
E. Van Cullens.....................       948,799           --                1.9%              --               *
John W. Seazholtz.............            135,250           --                 *                --               *
Nicholas C. Hindman, Sr.......            189,061           --                 *                --               *
William J. Noll...............            288,226           --                 *                --               *
John  C. Clark......................       28,763           --                 *                --               *
Paul A. Dwyer.................            193,650           --                 *                --               *
Bernard F. Sergesketter.......             43,650           --                 *                --               *
Roger L. Plummer..................         18,000           --                 *                --               *
All Directors and Executive
  Officers as a group (13 Persons)      2,021,649                             4.1%                              1.7%
------------------
*    Less than 1%
(1)  Includes options to purchase shares that are exercisable within 60 days of July 21, 2003 as follows: Mr. Cullens: 901,799 shares; Mr. Simon: 133,750 shares; Mr. Noll: 270,750 shares; Mr. Dwyer: 176,650 shares; Mr. Seazholtz: 118,250 shares; Mr.
     Sergesketter: 33,650 shares; Mr. Hindman: 179,061 shares; Mr. Clark: 28,763 shares; Mr. Plummer: 13,000 shares; and all directors and officers as a group: 1,855,673 shares.
(2)  Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class
     A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.
(3)  Percentage of beneficial ownership is based on 49,206,255 shares of Class A Common Stock and 17,550,860 shares of Class B
     Common Stock outstanding as of July 21, 2003.
(4)  Includes 14,826,886 shares of Class B Common Stock held by Messrs. Penny and Simon, as Trustees pursuant to a Voting Trust
     Agreement dated February 23, 1994, as amended (the "Voting Trust"), among Robert C. Penny III and Melvin J. Simon, as trustees (the "Trustees"), and certain members of the Penny family and the Simon family. The Trustees have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. The Voting Trust contains
     3,158,631 shares held for the benefit of Mr. Penny and 237,804 shares held for the benefit of Mr. Simon. The address for
     Messrs. Penny and Simon is Melvin J. Simon & Associates, Ltd., 4343 Commerce Court, Suite 306, Lisle, Illinois 60532.
(5)  Includes 9,500 shares owned by Stacy L. Simon, Melvin J. Simon's daughter, and 2,000 shares held in trust for the benefit of
     Makayla G. Penny, Mr. Penny's daughter, for which Mr. Simon is trustee and has sole voting and dispositive power; Mr. Simon disclaims beneficial ownership of these shares.
(6)  Includes 45,980 shares held in trust for the benefit of Sheri A. Simon and 45,980 shares held in trust for Stacy L. Simon,
     Melvin J. Simon's daughters, for which Natalie Simon, Mr. Simon's wife, is custodian and has sole voting and dispositive power. Includes: 1,283,002 shares held in trust for the benefit of Mr. Penny's children for which Mr. Simon is trustee and has sole voting and dispositive power. Mr. Simon disclaims beneficial ownership of these shares.
(7)  The Class A Common stock listed in the table is owned of record by clients of Becker Capital Management, Inc. In its capacity as an investment advisor, Becker Capital Management, Inc. may be deemed to beneficially own the shares listed in the table.
     The address for this stockholder is 1211 SW 5th Avenue, Portland, Oregon 97204.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Since 1984, Melvin J. Simon & Associates, Ltd. has provided accounting and other financial services to the Company. Mr. Simon, a director and the Assistant Secretary of the Company and Co-Trustee of the Voting Trust, is the sole owner of Melvin J. Simon & Associates, Ltd. The Company paid Melvin J. Simon & Associates, Ltd. approximately $18,236, $36,845 and $3,448 in fiscal 2001, 2002 and 2003, respectively, for its services. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         The Company has granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

         In June 2001, trusts for the benefit of Robert C. Penny III, a director of the Company, and other Penny family members, entered into a guaranty of $10 million of the Company's obligations under its revolving credit facility. In consideration of the guarantee, the Company has granted those trusts warrants to purchase 512,820 shares of Class A Common Stock for a period of five years at an exercise price of $1.95 per share (the fair market value on the date of grant) and agreed to grant registration rights with respect to shares acquired upon exercise. This guarantee is no longer in place.

         The Company has a severance agreement and deferred compensation arrangement with Mr. Cullens, the Chief Executive Officer of the Company. See "Executive Compensation."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2003.

                                                     WESTELL TECHNOLOGIES, INC.


                                                     /s/ Nicholas C. Hindman
                                                     Chief Financial Officer

Date:  July 29, 2003