Form 10-K/A
period 2003-03-31
WESTELL TECHNOLOGIES INC
filed 2003-08-01
CIK 1002135

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

EXPLANATION FOR AMENDMENT:

         The Amendment to the Annual Report on Form 10-K of Westell Technologies, Inc. (the "Form 10-K") for the fiscal year ended March 31, 2003 is being filed with the SEC to include the items required to be disclosed under
Part III of the Form 10-K. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15 to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1, which is being filed as an exhibit to this Amendment No. 2.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements (previously filed)
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

                  (2)      Financial Statement Schedule (previously filed)
                           ----------------------------

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

                           4.3      Amended and Restated By-laws (see
                                    Exhibit 3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1     Intentionally omitted.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6    Teltrend Inc. 1995 Stock Option
                                    Plan.(incorporated by reference to the
                                    Teltrend, Inc.'s Registration Statement on
                                    Form S-1, as amended (Registration No.
                                    33-91104), originally filed with the
                                    Securities and Exchange Commission April 11,
                                    1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           *10.9 Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens.+
                           *10.10 Severance Agreement between Conference Plus, Inc. and Tim Reedy.+

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

                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K filed on April 17, 2001).
                           10.21 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.(incorporated by reference to Exhibit
                                    10.21 to the Company's Annual Report on Form
                                    10-K for the year ended March 31, 2002).
                           10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           *10.23 Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit
                                    10.23 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended September
                                    30, 2001).
                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           10.25 Seventh Amendment to the Amended and Restated Loan and Security Agreement dated as of June 26, 2003 among LaSalle National Bank, the Company, Westell, Inc, Westell International, Inc. Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003).
                           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP +.
                           32 Certification of the Chief Executive Officer and Chief Financial Officer.


                           +Previously filed.
                           *Management contract or compensatory plan or
                            arrangement.

   (b)     Reports on Form 8-K
           -------------------

           None

   (c)     Exhibits
           --------

              The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

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

                                                     WESTELL TECHNOLOGIES, INC.


                                                     /s/ Nicholas C. Hindman
                                                     Chief Financial Officer

Date:  July 30, 2003

                                  CERTIFICATION

                           I, E. Van Cullens, certify that:

         1. I have reviewed this amendment to the annual report on Form 10-K of Westell Technologies, Inc.;

         2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

         c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  July 30, 2003

                                           /s/ E. VAN CULLENS
                                           ------------------
                                               E. Van Cullens
                                           President and Chief Executive Officer

                                  CERTIFICATION
                  I, Nicholas C. Hindman, Sr., certify that:

         1. I have reviewed this amendment to the annual report on Form 10-K of Westell Technologies, Inc.;

         2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

         c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: July 30, 2003

                                     /s/ NICHOLAS C. HINDMAN, Sr.
                                     -----------------------------
                                         Nicholas C. Hindman, Sr.
                                     Treasurer, Secretary, Senior Vice President
                                     and Chief Financial Officer