Form 10-Q
period 2003-06-30
WESTELL TECHNOLOGIES INC
filed 2003-08-13
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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


Indicate by check mark whether the registrant is an accelerated filer as defined
by rule 12b-2 of the Act.  Yes     No  X


The number of shares outstanding of each of the issuer's classes of common stock are:

Class A Common Stock, $0.01 Par Value - 49,183,816 shares at July 25, 2003 Class B Common Stock, $0.01 Par Value - 17,550,860 shares at July 25, 2003

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                  3
        - As of March 31, 2003 and June 30, 2003 (unaudited)

        Condensed Consolidated Statements of Operations (unaudited)            4
        - Three months ended June 30, 2002 and 2003

        Condensed Consolidated Statements of Cash Flows (unaudited)            5
        - Three months ended June 30, 2002 and 2003

        Notes to the Condensed Consolidated Financial Statements (unaudited)   6

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11

    Item 3. Quantitative and Qualitative Disclosures About Market Risks       16

    Item 4. Controls and Procedures                                           16


PART II OTHER INFORMATION

    Item 1. Legal Proceedings                                                 17




    Item 6. Exhibits and Reports on Form 8-K                                  17


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              March 31,           June 30,
                                                                                2003                2003
                                                                           ----------------    ----------------
                                                                                                  (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................             $11,474             $13,862
  Accounts receivable (net of allowance of $905,000 and $1,369,000
  respectively).......................................................              22,633              23,836
  Inventories.........................................................              11,843              12,660
  Prepaid expenses and other current assets...........................               1,532                 999
  Deferred income tax asset...........................................               2,300               2,300
                                                                           ----------------    ----------------
      Total current assets............................................              49,782              53,657
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,819              43,027
  Office, computer and research equipment.............................              25,301              25,671
  Leasehold improvements..............................................               7,731               7,746
                                                                           ----------------    ----------------
                                                                                    75,851              76,444
  Less accumulated depreciation and amortization......................              55,417              57,577
                                                                           ----------------    ----------------
   Property and equipment, net........................................              20,434              18,867
                                                                           ----------------    ----------------
Goodwill..............................................................               6,990               6,990
Intangibles, net......................................................               8,408               8,045
Deferred income tax asset and other assets............................              23,860              23,829
                                                                           ----------------    ----------------
      Total assets....................................................           $ 109,474            $111,388
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $11,802             $11,677
  Accrued expenses....................................................              10,775              10,600
  Accrued compensation................................................               4,487               4,998
  Current portion of long-term debt...................................              17,057              10,934
                                                                           ----------------    ----------------
   Total current liabilities..........................................              44,121              38,209
Long-term debt........................................................              17,760              17,268
Other long-term liabilities...........................................               4,100               4,127
                                                                           ----------------    ----------------
      Total liabilities.............................................                65,981              59,604
Stockholders' equity:
Class A common stock, par $0.01.......................................                 460                 491
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,966,440 shares at March 31, 2003
and                   49,058,629 shares at June 30, 2003
Class B common stock, par $0.01.......................................                 190                 176
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2003
and                    17,550,860 shares at  June 30, 2002
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  --
Additional paid-in capital............................................             364,661             368,490
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................               (168)               (273)
Accumulated deficit...................................................           (321,449)           (316,853)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              43,493              51,784
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 109,474           $ 111,388
                                                                           ================    ================


 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
                                                            2002                 2003
                                                    ----------------        ---------------
                                                                  (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 39,030               $ 43,706
Service revenue...............................               10,775                 11,580
                                                    ----------------        ---------------
  Total revenues..............................               49,805                 55,286

Cost of equipment sales.......................               28,956                 28,261
Cost of services..............................                6,838                  6,755
                                                    ----------------        ---------------
  Cost of goods sold..........................               35,794                 35,016
                                                    ----------------        ---------------

   Gross margin...............................               14,011                 20,270
Operating expenses:
  Sales and marketing.........................                4,333                  5,426
  Research and development....................                3,446                  4,435
  General and administrative..................                4,651                  5,134
  Intangible amortization.....................                  389                    364
                                                    ----------------        ---------------
    Total operating expenses..................               12,819                 15,359
                                                    ----------------        ---------------
  Operating profit............................                1,192                  4,911

Other income, net.............................                 (50)                   (44)
Interest expense..............................                  783                    359
                                                    ----------------        ---------------
Income before tax benefit.....................                  459                  4,596
Income taxes..................................                    -                      -
                                                    ----------------        ---------------
Net income....................................                $ 459                $ 4,596
                                                    ================        ===============

Net income per common share:
         Basic................................               $ 0.01                 $ 0.07
                                                    ================        ===============
         Diluted..............................               $ 0.01                 $ 0.07
                                                    ================        ===============
  Weighted average number of common shares outstanding:
         Basic................................               64,921                 65,495
                                                    ================        ===============
         Diluted..............................               64,922                 69,014
                                                    ================        ===============




 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            2002                     2003
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................              $  459                $  4,596
Reconciliation of net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....................................               3,594                   2,469
  Loss on sale of fixed assets.....................................                 201                      --
Changes in assets and liabilities:
  Accounts receivable..............................................             (3,267)                 (1,309)
  Inventory........................................................               3,026                   (817)
  Prepaid expenses and other current assets........................               (766)                     533
  Other assets.....................................................                  --                      32
  Accounts payable and accrued expenses............................             (6,700)                   (287)
  Accrued compensation.............................................                 406                     510
                                                                       -----------------       -----------------
     Net cash provided (used) in operating activities..............             (3,047)                   5,727
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................               (473)                   (538)
  Purchase of subsidiary stock.....................................                  --                   (133)
                                                                       -----------------       -----------------
     Net cash used in investing activities.........................               (473)                   (671)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......               5,570                 (3,616)
  Net repayment of long-term debt and leases payable...............             (1,469)                 (2,866)
  Proceeds from the issuance of common stock.......................                  --                   3,799
                                                                       -----------------       -----------------
     Net cash provided (used) in financing activities..............               4,101                 (2,683)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  --                      15
     Net increase in cash..........................................                 581                   2,388
Cash and cash equivalents, beginning of period.....................               6,687                  11,474
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................            $  7,268               $  13,862
                                                                       =================       =================




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 2003, and for all periods presented. The results of operations for the three month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 ("fiscal year 2004").


NOTE 2. COMPUTATION OF INCOME PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended June 30,
                                                     ---------------------------
Dollars in thousands, except per share amounts          2002           2003
                                                     -------------  ------------
BASIC EARNINGS PER SHARE:
Net income                                                  $ 459       $ 4,596
Average basic shares outstanding                           64,921        65,495
Basic net income per share                                 $ 0.01        $ 0.07

DILUTED EARNINGS PER SHARE:
Net income                                                  $ 459       $ 4,596
Average basic shares outstanding                           64,921        65,495
    Effect of dilutive securities: stock options                1         3,519
     and warrants
                                                     -------------  ------------
Average diluted shares outstanding                         64,922        69,014
                                                     -------------  ------------
Diluted net income per share                               $ 0.01        $ 0.07

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. RESTRUCTURING CHARGE

         The Company recognized restructuring costs of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost had been accrued in connection with the purchase of Teltrend Inc. and related primarily to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs was charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of June 30, 2003, $2.7 million of these restructuring costs had been paid leaving a balance of approximately $0.2 million.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. This charge included personnel, facility and certain development contract costs. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of June 30, 2003, $4.6 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $0.8 million.

         The Company recognized a net restructuring expense of $1.7 million consisting of a charge of $2.6 million offset by an $855,000 reversal in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. The reversal relates to a reduction in an accrual for lease cost due to the sublet of a leased facility previously vacated by Conference Plus, Inc. in fiscal 2002. Approximately 25 employees were impacted by these reorganizations. As of June 30, 2003, the Company paid approximately $0.9 million of these accrued restructuring costs leaving a balance of $1.6 million.


         The Company's restructuring accrual balances and activity are presented in the following table:

                                                        Paid in the
                                            Balance    quarter ended     Balance
 (in thousands)                             March 31,      June 30,     June 30,
                                                 2003          2003         2003
--------------------------------------------------------------------------------
Employee Costs...........                       $ 769          $191        $ 578
Legal, facility & Other Costs                   2,076            35        2,041
--------------------------------------------------------------------------------
Total....................                     $ 2,845          $226      $ 2,619
================================================================================

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. INTERIM SEGMENT INFORMATION

         Westell's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. They consist of:

          1) A telecommunications equipment manufacturer of local loop access products, and
          2) A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 2002 and 2003, are as follows:

                                           Telecom        Telecom   Consolidated
(in thousands)                            Equipment      Services          Total
                                        ------------   ------------    ---------
Three months ended June 30, 2002
      Revenues........................   $ 39,030      $  10,775        $ 49,805
      Operating income (loss) ........      (171)          1,363           1,192
      Depreciation and amortization...      2,407          1,187           3,594
      Total assets....................    101,991         22,346         124,337

Three months ended June 30, 2003
      Revenues........................   $ 43,706      $  11,580        $ 55,286
      Operating income ...............      3,671          1,240           4,911
      Depreciation and amortization...      1,429          1,040           2,469
      Total assets....................     94,224         17,164         111,388

         Reconciliation of Operating income for the reportable segments to income before income taxes:

                                                     Three Months Ended
                                                             June 30,
                                            --------------------------------
(in thousands)                                    2002              2003
                                            -------------       ------------
Operating income .....................           $ 1,192            $ 4,911
Other income, net.....................              (50)               (44)
Interest expense......................               783                359
                                            -------------       ------------
Income before taxes  .................             $ 459            $ 4,596
                                            =============       ============


NOTE 5.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income (loss), which encompasses net loss and foreign currency translation adjustments, is as follows:

                                                    Three Months Ended June 30,
                                                 -------------------------------
(in thousands)                                          2002             2003
                                                 --------------     ------------
Net income....................................           $ 459          $ 4,596
Other comprehensive income
     Foreign currency translation adjustment..            (95)            (105)
                                                 --------------     ------------
Comprehensive income..........................           $ 364          $ 4,491
                                                 ==============     ============

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 6. INVENTORIES

         The components of inventories are as follows:

                                                  March 31,         June 30,
                                               ----------------    -------------
(in thousands)                                      2003              2003
                                               ----------------    -------------
Raw material ...............................           $ 9,340          $ 8,888
Work in process.............................                 4               50
Finished goods..............................             7,945            8,277
Reserve for excess and obsolete inventory
    and net realizable value................           (5,446)          (4,555)
                                               ----------------    -------------
                                                      $ 11,843         $ 12,660
                                               ================    =============


NOTE 7. STOCK OPTIONS

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


                                                                                 Three months ended June
                                                                                           30,
                                                                                 -------------------------
(in thousands, except per-share amounts)                                            2002          2003
                                                                                 -----------   -----------
Net income, as reported .........................................................      $459        $4,596
Stock-based employee compensation expense included in reported net earnings, net
    of related tax effects......................................................         --            --
Total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects .....................   (1,276)         (902)
                                                                                 -----------   -----------
Pro forma net income (loss) .....................................................    $(817)        $3,694
Earnings (loss) per common share:
    As reported.................................................................      $0.01         $0.07
    Pro forma ...................................................................   $(0.01)         $0.06
Earnings (loss) per common share, assuming dilution:
    As reported .................................................................     $0.01         $0.07
    Pro forma ...................................................................   $(0.01)         $0.05


         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The estimate assumes, among other things, a risk-free interest rate of 2.8%, no dividend yield, expected volatility of 98% and an expected life of 7 years.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective for the Company during its first quarter 2004. The Company has not identified any variable interest entities.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. FASB No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting or Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW
     The Company is comprised of two segments: equipment sales and teleconference services. In the equipment segment, the Company designs, manufactures, markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers to deliver broadband services primarily over existing copper telephone wires that connect end users to a telephone company's central office. The central office is a telephone company building where subscriber lines are joined to switching equipment that can connect subscribers to each other. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network.

     Through its two broadband access product lines in its equipment manufacturing segment, the Company offers a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines include:

o    Customer Networking Equipment: Westell's Customer Networking Equipment
     (CNE) products enable the transport of high-speed data over existing local telephone lines and allow telecommunications companies to provide high-speed services using their current copper infrastructure. The Company's CNE products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.
o Network Service Access: Westell's Network Service Access (NSA) product family (formerly known as TAP) consists of manageable and non-manageable transmission equipment for telephone services, and an array of products used for connecting telephone wires and cables. Network Interface Units
     (NIU) and NIU mounting products make up the majority of revenue from this product group.

         Below is a table that compares equipment and service revenues for the quarter ended June 30, 2002 with the quarter ended June 30, 2003 by product line.

                            Three months ended June 30,
                    ---------------------------------------------
(in thousands)               2002   %               2003    %
                    ---------------------  ----------------------
CNE....................  $ 23,371 46.9%         $ 30,160  54.6%
NSA....................    15,659 31.5%           13,546  24.5%
                    --------------         --------------
Total equipment........    39,030 78.4%           43,706  79.1%

Services...............    10,775 21.6%           11,580  20.9%
                    --------------         --------------

Total revenues.........  $ 49,805               $ 55,286
                    ==============         ==============

         The prices for the products within each product line vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the emerging DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years as telephone companies continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Research and development and sales and marketing expenses decreased in fiscal 2003 as the Company focused its expenditures in these areas on targeted product areas but the expenditures remained consistent as a percentage of revenue. The Company was profitable in fiscal year 2003 and has increased spending in fiscal 2004 in operating expenses due primarily to the restoration of annual bonus and profit sharing programs in the equipment segment of the business. The Company believes continued investment in operating expenses is required to remain competitive.

         As a result of the recession, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed NSA transmission products although the Company believes that spending on Customer Network Equipment has been impacted to a lesser extent by the economic downturn. To offset the effects of the recession, in fiscal year 2003, the Company reduced operating expenses, maintained a lower level of inventory and adjusted its forecasting process to account for the impact of the recession. In the first quarter of fiscal 2004, the Company's operating expenses have increased primarily due to the restoration of annual bonus and profit sharing programs in the equipment segment of the business. If the recession continues longer than expected or worsens, then the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. In addition, in fiscal 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's business and results of operations.

RESULTS OF OPERATIONS - Period ended June 30, 2003 compared to period ended June 30, 2002


Revenues. The Company's revenues increased 11.0% from $49.8 million in the three months ended June 30, 2002 to $55.3 million in the three months ended June 30, 2003. This revenue increase was due to increased equipment revenue of $4.7 million and an increase in teleconference service revenue of $805,000. The increased equipment revenue was due primarily to increased sales of the Company's broadband products. Revenues from the Company's broadband products, in the quarter ended June 30, 2003, increased to $30.2 million compared to $23.4 million in the same quarter one year ago. The revenue in the June 30, 2002 quarter includes a one-time product royalty of $1.7 million. The increase in revenues from broadband products is due primarily to higher unit volume. Revenue from the Company's NSA products in the equipment segment decreased from $15.7 million in the three months ended June 30, 2002 to $13.5 million in the three months ended June 30, 2003. The decrease in NSA product revenue is due to reduced demand resulting from the economic downturn in the telecommunications industry and the migration by telephone companies to high-speed digital transmission products. The increase in revenue in the services segment is attributable to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Overall gross margin as a percentage of revenue increased from 28.1% in the three months ended June 30, 2002 to 36.7% in the three months ended June 30, 2003. Margin in the equipment segment increased from 25.8% in the three month period ended June 30, 2002 to 35.3% in the three months ended June 30, 2003. The June 30, 2002 margin includes the $1.7 million one-time product royalty mentioned above. This increase in gross margin percent is due to reduced material, labor, and handling costs in broadband products. Teleconference service gross margin increased from 36.5% in the three months ended June 30, 2002 to 41.7% in the three months ended June 30, 2003. This increase in gross margin percent is due to better overhead utilization gained from increased revenue. The Company believes that continued pricing pressures and the continued recession in the telecommunications industry affecting its equipment segment will adversely impact sales prices and margins in the future. The Company expects that these anticipated price reductions will be offset in part with continued cost reductions and efficiencies within manufacturing.

Sales and Marketing. Sales and marketing expenses increased 25.2%, from $4.3 million in the three months ended June 30, 2002 to $5.4 million in the three months ended June 30, 2003. Sales and marketing expenses also increased as a percentage of revenues from 8.7% in the three months ended June 30, 2002 to 9.8% in the three months ended June 30, 2003. The increase in sales and marketing expenses was due an increase of $660,000 in the Company's services segment. This increase was primarily a result of an increase of 13 sales and marketing employees. The equipment segment costs increased by $443,000 resulting primarily from increased salary and commission expense of $353,000. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 28.7%, from $3.4 million in the three months ended June 30, 2002 to $4.4 million in the three months ended June 30, 2003. Research and development expenses also increased as a percentage of revenues from 6.9% in the three months ended June 30, 2002 to 8.0% in the three months ended June 30, 2003. The increase in research and development expense is primarily a result of $394,000 in expense recorded for annual bonus and profit sharing plans in the Company's equipment segment. To a lesser extent, research and development expenses increased because the Company earned $250,000 in the three months ended June 30, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 10.4%, from $4.7 million in the three months ended June 30, 2002 to $5.1 million in the three months ended June 30, 2003. General and administrative expenses, as a percentage of revenue, was 9.3% in the three months ended June 30, 2003 and June 30, 2002. The increase in general and administrative expenses was due to recording $442,000 in expense related to annual bonus, profit sharing and deferred compensation plans in the Company's equipment segment.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common shares valued at $213.6 million. Intangible amortization expense was $364,000 and $389,000 for the three months ended June 30, 2003 and 2002, respectively.

Other income, net. Other income, net decreased from $50,000 in the three months ended June 30, 2002 to $44,000 in the three months ended June 30, 2003. The income for the period was primarily due to the recognition of foreign currency gains on intercompany balances.

Interest expense. Interest expense decreased from $783,000 in the three months ended June 30, 2002 to $359,000 in the three months ended June 30, 2003. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. There was no benefit or provision for income taxes recorded for both three-month periods ended June 30, 2003 and 2002. The Company will evaluate on a quarterly basis its ability to utilize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had $13.9 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At June 30, 2003, the Company had $16.3 million outstanding and $6.8 million available under its secured revolving credit facility.

         On March 31, 2003, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. This asset based revolving credit facility provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.4 million as of March 31, 2003. The $6.4 million inventory limitation is reduced by $0.1 million on the first day of each month. The Company also had a $5 million non-amortizing term loan. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate plus 1%. The term loan was secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members. Trusts of Robert C. Penny III and other Penny family members were participants to the amended revolving credit facility. The credit facility requires the revolving loan to be paid in full before any payments are applied to the term loan. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on June 30, 2003.

         On June 26, 2003, the Company amended the revolving credit facility to remove the $5 million non-amortizing term loan as well as the security interest granted by certain stockholders. The term on the credit facility was extended to June 30, 2006. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The Company paid a $300,000 restructuring fee to the lenders in connection with this amendment to the credit facility. Management expects to be in compliance with the covenants for the term of the debt. Amounts available under the revolving credit facility at August 5, 2003 were $23.5 million. Due to this amendment, the Company has classified the entire revolving credit facility as non-current in the March 31, 2003 and June 30, 2003 balance sheets.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured promissory note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. As of August 5, 2003, a total of $8.7 million was outstanding under the first and second notes. The third note in the amount of $1.3 million note has been paid in full as of June 4, 2003.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. obtained by the Company that is completed by an independent financial advisor. As of June 30, 2003, the Company had paid $592,000 in cash for these shares with the remainder to be paid over a one to three year term.

         At March 31, 2003 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $4.6 million, $3.7 million, $3.5 million, $3.4 million, $3.4 million and $22.6 million for fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

         The Company's operating activities provided cash of $5.7 million in the three months ended June 30, 2003. This resulted primarily from net income, non-cash depreciation and amortization, offset in part by increases in inventory and accounts receivable. The increase in inventory was a result of building ahead of potential demand for broadband products to even the production of inventory in future months. The increase in accounts receivable is a result of the timing of sales and collections. The Company also generated $3.8 million from the issuance of stock as employees exercised stock options in the three months ended June 30, 2003. The Company believes that its current inventory level is necessary to satisfy ongoing business operations.

         Capital expenditures for the three month period ended June 30, 2003 were approximately $538,000. Approximately $448,000 of the expenditures was in the equipment segment with $90,000 spent in the services segment. The Company expects to spend approximately $4.0 million for capital expenditures for the remainder of fiscal year 2004 related primarily for machinery, computer and research equipment purchases.

         At June 30, 2003, the Company's principle sources of liquidity were $13.9 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $6.8 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes that future cash requirements will be satisfied by cash generated from operations and its current credit facility for the next twelve months.

         In June 2002, the Company retained Robert W. Baird & Company to act as an advisor on a possible divestiture of the Company's services subsidiary, Conference Plus, Inc. At this time, the Company is not actively pursuing any divestiture transactions but may do so in the future if adequate consideration can be obtained and if the Company has use for the proceeds.

         The Company had a deferred tax asset of approximately $82.7 million at June 30, 2003. The Company has recorded a valuation allowance reserve of $57.5 million to reduce the recorded deferred tax asset to $25.2 million. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred tax operating losses in past fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves a potential sale of the Company's 91.5% owned Conference Plus Inc. subsidiary that the Company might pursue depending upon its strategic plans and cash needs. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtained an independent appraisal of the value of the business in the fourth quarter of fiscal year 2003. This appraisal, which is based on discounted future cash flows, was used in the Company's evaluation of the recorded net deferred tax assets and it was determined that the tax planning strategy was sufficient to support the realization of the recorded deferred income tax assets. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the appraised value of Conference Plus Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.

CRITICAL ACCOUNTING POLICIES

         There were no changes in critical accounting policies during the quarter.

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

         As of June 30, 2003, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $273,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $110,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June 30, 2003. The Company does not feel such additional expense is significant.

         The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------


The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------


         In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois (Civil Action No. 02-C-3496). The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, under theories of direct infringement and inducement of infringement by others. Westell seeks injunctive relief, trebled damages for willful infringement, and attorney fees. HyperEdge has asserted affirmative defenses and counterclaims that include, but are not limited to, non-infringement, invalidity, and unfair competition. Westell has moved to dismiss certain of HyperEdge's counterclaims. Westell's 5,444,776 patent relates to an innovative bridge circuit technology often used in network interface units. The case is currently in discovery. In the opinion of the Company, although the outcome of this legal proceeding cannot be predicted with certainty, the liability of the Company in connection with this legal proceeding would not have a material adverse effect on the Company's financial position and operating results.

         The Company is involved in various other legal proceedings incidental to the Company's business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: August 8, 2003                          By: E. VAN CULLENS
                                                 ---------------
                                                   E. VAN CULLENS Chief
                                                   Executive Officer


                                              By: NICHOLAS C. HINDMAN, Sr.
                                                  ------------------------
                                                   NICHOLAS C. HINDMAN, Sr.
                                                   Chief Financial Officer