Form 10-Q
period 2003-09-30
WESTELL TECHNOLOGIES INC
filed 2003-11-13
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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


Class A Common Stock, $0.01 Par Value - 50,125,126 shares at October 22, 2003 Class B Common Stock, $0.01 Par Value - 17,236,856 shares at October 22, 2003


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                                                      Page No.
                                                                                                     --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                                                     3
                  - As of March 31, 2003 and September 30, 2003 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited)                                   4
                  - Three months ended September 30, 2002 and 2003
                  - Six months ended September 30, 2002 and 2003

                  Condensed Consolidated Statements of Cash Flows (unaudited) 5
                  - Six months ended September 30, 2002 and 2003

                  Notes to the Condensed Consolidated Financial Statements (unaudited)                      6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              11

         Item 3. Quantitative and Qualitative disclosures about market risks                               16

         Item 4. Controls and Procedures                                                                   16

PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                                                         17


         Item 6. Exhibits and Reports on Form 8-K                                                          17


SAFE HARBOR STATEMENT
Certain statements contained herein including, without limitation, statements containing the words "believe," "goal," " on track, " "anticipate," "committed" "expectation," "expect," "estimate", "await," "continue," "intend," "may," "will," "should," and similar expressions are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, the economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory due to new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell's accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in Westell's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 under the section "Risk Factors". Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                                              March 31,         September 30,
                                                                                2003                2003
                                                                           ----------------    ----------------
                                                                                                (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................             $11,474             $10,722
  Accounts receivable (net of allowance of $905,000 and $1,434,000
  respectively).......................................................              22,633              23,594
  Inventories.........................................................              11,843              11,345
  Prepaid expenses and other current assets...........................               1,532               1,551
  Deferred income tax asset...........................................               2,300               2,300
                                                                           ----------------    ----------------
      Total current assets............................................              49,782              49,512
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,819              42,753
  Office, computer and research equipment.............................              25,301              22,755
  Leasehold improvements..............................................               7,731               7,718
                                                                           ----------------    ----------------
                                                                                    75,851              73,226
  Less accumulated depreciation and amortization......................              55,417              55,561
                                                                           ----------------   ----------------
   Property and equipment, net........................................              20,434              17,665
                                                                           ----------------    ----------------
Goodwill                                                                             6,990               6,990
Intangibles, net......................................................               8,408               7,681
Deferred income tax asset and other assets............................              23,860              23,829
                                                                           ----------------    ----------------
      Total assets....................................................           $ 109,474            $105,677
                                                                           ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $11,802             $11,324
  Accrued expenses....................................................              10,775              11,566
  Accrued compensation................................................               4,487               4,841
  Current portion of long-term debt...................................              17,057               8,710
                                                                           ----------------    ----------------
   Total current liabilities..........................................              44,121              36,441
                                                                           ----------------    ----------------
Long-term debt........................................................              17,760               6,503
Other long-term liabilities...........................................               4,100               4,145
                                                                           ----------------    ----------------
   Total liabilities..................................................              65,981              47,089
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 460                 499
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,966,440 shares at March 31, 2003 and
  49,881,993 shares at September 30, 2003
Class B common stock, par $0.01.......................................                 190                 172
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2003 and
  17,236,850 shares at September 30, 2003
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  --
Additional paid-in capital............................................             364,661             370,359
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................               (168)               (281)
Accumulated deficit...................................................           (321,449)           (311,914)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              43,493              58,588
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 109,474           $ 105,677
                                                                           ================    ================

           The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.





                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2002            2003              2002            2003
                                                ------------    ------------      ------------    ------------
                                                                        (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 46,235        $ 46,921          $ 85,265        $ 90,627
Services......................................        9,936          11,455            20,711          23,035
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       56,171          58,376           105,976         113,662

Cost of equipment sales.......................       32,717          32,568            61,673          60,829
Cost of services..............................        6,984           6,783            13,822          13,538
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       39,701          39,351            75,495          74,367
                                                ------------    ------------      ------------    ------------

   Gross margin...............................       16,470          19,025            30,481          39,295
Operating expenses:
  Sales and marketing.........................        4,615           4,783             8,948          10,209
  Research and development....................        4,178           4,321             7,624           8,756
  General and administrative..................        4,126           4,335             8,777           9,469
  Restructuring...............................        1,742              --             1,742              --
  Intangible amortization.....................          389             364               778             728
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       15,050          13,803            27,869          29,162
                                                ------------    ------------      ------------    ------------
Operating income..............................        1,420           5,222             2,612          10,133

Other (income) expense, net...................         (61)              86             (111)              42
Interest expense..............................          685             197             1,468             556
                                                ------------    ------------      ------------    ------------
Income before tax benefit.....................          796           4,939             1,255           9,535
Income taxes..................................           --              --                --              --
                                                ------------    ------------      ------------    ------------
Net income....................................        $ 796         $ 4,939           $ 1,255         $ 9,535
                                                ============    ============      ============    ============

Net income per common share:..................
             Basic............................       $ 0.01          $ 0.07            $ 0.02          $ 0.14
                                                ============    ============      ============    ============
             Diluted..........................       $ 0.01          $ 0.07            $ 0.02          $ 0.14
                                                ============    ============      ============    ============
Weighted average number of common shares
  outstanding:................................
             Basic............................       64,921          66,840            64,921          66,167
                                                ============    ============      ============    ============
             Diluted..........................       64,967          70,879            64,969          70,345
                                                ============    ============      ============    ============





                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                    September 30,
                                                                       -----------------------------------------
                                                                            2002                     2003
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................             $ 1,255                 $ 9,535
Reconciliation of net income to net cash provided by
  operating activities:
  Depreciation and amortization....................................               6,915                   4,762
  Restructuring ...................................................                 105                   (505)
  Loss on sale of fixed assets.....................................                 111                       5
Changes in assets and liabilities:
  Accounts receivable..............................................             (3,382)                 (1,076)
  Inventory........................................................               4,367                     498
  Prepaid expenses and deposits....................................                 729                    (19)
  Other assets.....................................................                 228                      31
  Accounts payable and accrued expenses............................             (5,110)                     854
  Accrued compensation.............................................               (369)                     354
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................               4,849                  14,439
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................               (756)                 (1,275)
  Proceeds from sale of land, building and equipment...............               1,978                       4
  Purchase of subsidiary stock.....................................                  --                   (266)
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........               1,222                 (1,537)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving promissory notes.......               1,162                (13,956)
  Repayment of long-term debt and leases payable...................             (5,576)                 (5,382)
  Proceeds from the issuance of common stock.......................                  --                   5,673
                                                                       -----------------       -----------------
     Net cash used in financing activities.........................             (4,414)                (13,665)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  14                      11
     Net increase (decrease) in cash...............................               1,671                   (752)
Cash and cash equivalents, beginning of period.....................               6,687                  11,474
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 8,358                $ 10,722
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 2003, and for all periods presented. The results of operations for the three or six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 ("fiscal year 2004").

NOTE 2.  COMPUTATION OF NET INCOME PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:


                                              Three months ended             Six months ended
                                                 September 30,                  September 30,
                                          ----------------------------    -----------------------------
Dollars in thousands, except per share
   amounts                                   2002            2003            2002             2003
                                          ------------    ------------    ------------    -------------
BASIC EARNINGS PER SHARE:
Net income                                      $ 796         $ 4,939         $ 1,255          $ 9,535
Average basic shares outstanding               64,921          66,840          64,921           66,167
Basic net income per share                     $ 0.01          $ 0.07          $ 0.02           $ 0.14

DILUTED EARNINGS PER SHARE:
Net income                                      $ 796         $ 4,939          $1,255          $ 9,535
Average basic shares outstanding               64,921          66,840          64,921           66,167
    Effect of dilutive securities:
      stock options and warrants                   46           4,039              48            4,178
                                          ------------    ------------    ------------    -------------
Average diluted shares outstanding             64,967          70,879          64,969           70,345
                                          ------------    ------------    ------------    -------------
Diluted net income per share                   $ 0.01          $ 0.07          $ 0.02           $ 0.14




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  RESTRUCTURING CHARGE

         The Company recognized restructuring costs of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost had been accrued in connection with the purchase of Teltrend Inc. and related primarily to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs was charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of September 30, 2003, $2.8 million of these restructuring costs had been paid leaving a balance of approximately $0.1 million.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. This charge included personnel, facility and certain development contract costs. The purpose of the fiscal year 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated in connection with the fiscal year 2002 restructuring plan was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of September 30, 2003, $4.7 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $0.7 million.

         The Company recognized a net restructuring expense of $1.7 million consisting of a charge of $2.6 million offset by a $.9 million reversal of the fiscal year 2002 reorganization in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. The reversal relates to a reduction in an accrual for lease costs due to the sublet of a leased facility previously vacated by Conference Plus, Inc. in fiscal year 2002. Approximately 25 employees were impacted by these reorganizations. As of September 30, 2003, the Company paid approximately $1.1 million of these accrued restructuring costs leaving a balance of $1.5 million.

         The Company's restructuring accrual balances and activity are presented in the following table:


                                                            Charged         Utilized
                                            Balance         through          through          Balance
                                          March 31,   September 30,    September 30,    September 30,
(in thousands)                                 2003            2003             2003             2003
------------------------------------------------------------------------------------------------------
Employee costs......................          $ 769           $   -             $427            $ 342
Legal, facility & other costs.......          2,076               -               78            1,998
------------------------------------------------------------------------------------------------------
Total...............................         $2,845           $   -             $505           $2,340
======================================================================================================



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

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six-month periods ended September 30, 2002 and 2003, are as follows:


                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended September 30, 2002
      Revenues..........................      $46,235             $ 9,936                $ 56,171
      Operating income (loss)...........        2,516               (1,096)                 1,420
      Depreciation and amortization.....        2,181               1,140                   3,321
      Total assets......................      100,131              17,414                 117,545

Three months ended September 30, 2003
      Revenues..........................      $46,921              $ 11,455              $ 58,376
      Operating income..................        3,792                 1,430                 5,222
      Depreciation and amortization.....        1,288                 1,005                 2,293
      Total assets......................       86,664                19,013               105,677

Six months ended September 30, 2002
      Revenues..........................      $85,265               $20,711              $105,976
      Operating income..................        2,345                   267                 2,612
      Depreciation and amortization.....        4,638                 2,277                 6,915
      Total assets......................      100,131                17,414               117,545

Six months ended September 30, 2003
      Revenues..........................      $90,627               $23,035              $113,662
      Operating income..................        7,463                 2,670                10,133
      Depreciation and amortization.....        2,717                 2,045                 4,762
      Total assets......................       86,664                19,013               105,677


      Reconciliation of Operating income for the reportable segments to Income before income taxes:


                                                              Three months ended          Six months ended
                                                                 September 30,             September 30,
                                                              2002         2003           2002         2003
                                                           ----------   ----------     ----------   ----------
(In thousands)
Operating income.......................................     $ 1,420        $ 5,222     $ 2,612     $ 10,133
Other (income) expense, net............................        (61)             86       (111)           42
Interest expense.......................................         685            197       1,468          556
                                                            ---------    ---------   ------------------------
Income before taxes ...................................     $   796       $ 4,939     $  1,255    $   9,535
                                                            =========     =======     ==========  ===========

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:


                                                      Three months ended             Six months ended
                                                         September 30,                September 30,
                                                  ----------------------------  ---------------------------
 (in thousands)                                       2002           2003           2002          2003
                                                  -------------  -------------  -------------  ------------
 Net income....................................          $ 796        $ 4,939        $ 1,255       $ 9,535
 Other comprehensive income
   Foreign currency translation adjustment.....              6            (8)           (89)         (113)
                                                  -------------  -------------  -------------  ------------
 Comprehensive income..........................          $ 802        $ 4,931        $ 1,166       $ 9,422
                                                  =============  =============  =============  ============

NOTE 6.  STOCK OPTIONS

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


                                                       Three months ended         Six months ended
                                                         September 30,              September 30,
                                                    -------------------------  ------------------------
(in thousands, except per-share amounts)               2002         2003          2002         2003
                                                    ------------ ------------  -----------  -----------
Net income, as reported ............................      $ 796       $4,939       $1,255       $9,535
Stock-based employee compensation expense included
    in reported net earnings, net of related tax
    effects........................................          --           --           --           --
Total stock-based employee compensation expense
    determined under fair value based method for
    all awards, net of related tax effects .........    (1,125)        (647)      (2,401)      (1,543)
                                                    ------------ -------------------------  -----------
Pro forma net income (loss) ........................     $(329)       $4,292    $ (1,146)       $7,992
Earnings (loss) per common share:
    As reported....................................       $0.01        $0.07        $0.02        $0.14
    Pro forma ......................................    $(0.01)        $0.06      $(0.02)        $0.12
Earnings (loss) per common share, assuming dilution:
    As reported ....................................      $0.01        $0.07        $0.02        $0.14
    Pro forma ......................................    $(0.01)        $0.06      $(0.02)        $0.11


         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The estimate assumes, among other things, a risk-free interest rate of 2.8%, no dividend yield, expected volatility of 98% and an expected life of 7 years.

NOTE 7.  INVENTORIES

         The components of inventories are as follows:

                                                  March 31,        September 30,
                                               --------------      -------------
(in thousands)                                    2003                2003
                                               --------------      -------------
Raw material ...............................         $ 9,340            $ 8,406
Work in process.............................               4                 27
Finished goods..............................           7,945              7,746
Reserve for excess and obsolete.............         (5,446)            (4,834)
                                               --------------      -------------
                                                    $ 11,843           $ 11,345
                                               ==============      =============

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective the first period beginning after December 15, 2003. The Company has not identified any variable interest entities.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. FASB No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted this statement and did not have any items to report. The adoption had no effect on the Company's financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

OVERVIEW
     The Company is comprised of two segments: equipment sales and teleconference services. In the equipment segment, the Company designs, manufactures, markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers to deliver primarily broadband services over existing copper telephone wires that connect end users to a telephone company's central office. The central office is a telephone company building where subscriber lines are joined to switching equipment that can connect subscribers to each other. The copper wires that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network.

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

     Below is a table that compares equipment and service revenues for the quarter and six months ended September 30, 2002 with the quarter and six months ended September 30, 2003 by product line.


                          Three months ended September 30,                Six months ended September 30,
                    ---------------------------------------------   --------------------------------------------
(in thousands)               2002   %               2003    %              2002    %                2003   %
                    ---------------------  ----------------------   --------------------   ---------------------
CNE....................  $ 30,077 53.5%         $ 31,884  54.6%         $53,448  50.5%          $ 62,044 54.6%
NSA....................    16,158 28.8%           15,037  25.8%          31,817  30.0%            28,583 25.1%
                    ---------------------  ----------------------   --------------------   ---------------------
Total equipment........    46,235 82.3%           46,921  80.4%          85,265  80.5%            90,627 79.7%

Services...............     9,936 17.7%           11,455  19.6%          20,711  19.5%            23,035 20.3%
                    ---------------------  ----------------------   --------------------   ---------------------

Total revenues.........  $ 56,171               $ 58,376               $105,976                 $113,662
                    ==============         ==============           ============           ==============


     The prices for the products within each product line vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and the increasing size of the Company's customers because of mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

     The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for growth and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA analog products such as NIUs have declined in recent years as telephone companies continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

RESULTS OF OPERATIONS - Period ended September 30, 2003 compared to period ended September 30, 2002

     The Company's customer base is comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up-front investments in product and market development prior to the actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Research and development and sales and marketing expenses decreased in fiscal year 2003 as the Company focused its research and development on targeted product areas but the expenditures remained consistent as a percentage of revenue. The Company was profitable in fiscal year 2003 and has increased its operating expenses in fiscal year 2004 primarily due to the restoration of annual bonus and profit sharing programs in the equipment segment of the business and increased headcount in sales and marketing in the services business segment. The Company believes continued investment in operating expenses is required to remain competitive.

     As a result of the recession in the telecommunications industry, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed NSA transmission products although the Company believes that spending on Customer Network Equipment has been impacted to a lesser extent by the economic downturn. If the recession worsens, the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. The Company continues to experience pricing pressure in fiscal year 2004 and expects a 25-30% decline in pricing on CNE products for the year. In addition, in fiscal year 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's business and results of operations.

     Subsequent to the end of October 2003, the Company learned that a prospective Canadian customer for its residential DSL modem business extended the contract of its incumbent vendor for one year. The Company does not expect any significant short-term revenue from this customer but plans to continue to build the relationship for potential future business.

Revenues. The Company's revenues increased 3.9% from $56.2 million in the three months ended September 30, 2002 to $58.4 million in the three months ended September 30, 2003. This revenue increase was due to an increase in equipment revenue from the Company's CNE products of $1.8 million, an increase in teleconference service revenue of $1.5 million offset in part by a decrease in the Company's NSA product revenue of $1.1 million when compared with the same period of the prior year. The increase in revenues from CNE products is due primarily to higher unit volume. The decrease in NSA product revenue is due to reduced demand resulting from the economic downturn in the telecommunications industry and the migration by telephone companies to higher-speed digital and more cost effective transmission products. The increase in revenue in the services segment is attributable to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues increased 7.3% from $106.0 million in the six months ended September 30, 2002 to $113.7 million in the six months ended September 30, 2003. This revenue increase was due to an increase in equipment revenue from the Company's CNE products of $8.6 million, an increase in teleconference service revenue of $2.3 million offset in part by a decrease in the Company's NSA product revenue of $3.2 million when compared with the same period of the prior year. The CNE revenue in the September 30, 2002 quarter included a one-time product royalty of $1.7 million. The increase in revenues from CNE products is due primarily to higher unit volume. The decrease in NSA product revenue is due to reduced demand resulting from the economic downturn in the telecommunications industry and the migration by telephone companies to higher-speed and more cost effective digital transmission products. The increase in revenue in the services segment is attributable to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue increased from 29.3% in the three months ended September 30, 2002 to 32.6% in the three months ended September 30, 2003 and increased from 28.8% in the six months ended September 30, 2002 to 34.6% in the six months ended September 30, 2003. The increased margins in the three and six month periods ended September 30, 2003 were primarily due to reduced material, labor, and handling costs in CNE products and better overhead utilization gained from increased revenue in the teleconferencing services segment. These gains were offset in part by a $1.2 million expense to settle a customer contract obligation and a $470,000 expense for excess and obsolete inventory incurred in the three months ended September

RESULTS OF OPERATIONS - Period ended September 30, 2003 compared to period ended September 30, 2002


30, 2003 primarily for NSA inventory. The gross margin for the six months ended September 30, 2002 includes the $1.7 million one-time product royalty. The Company believes that continued pricing pressures and the continued recession in the telecommunications industry affecting its equipment segment will adversely impact sales prices and margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and efficiencies within manufacturing.

Sales and Marketing. Sales and marketing expenses increased 3.6%, from $4.6 million to $4.8 million in the three months ended September 30, 2003 and increased 14.1%, from $8.9 million to $10.2 million in the six months ended September 30, 2003 when compared to the same period last year. The increase in sales and marketing expenses was due to an increase of $427,000 and $1.1 million in the Company's services segment for the three and six months ended September 30, 2003 compared to the same period last year. This increase was primarily a result of an increase in sales and marketing employees. The Company believes that continued investment in sales and marketing will be required to expand its product lines, bring new products to market and service customers. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses increased 3.4%, from $4.2 million to $4.3 million in the three months ended September 30, 2003, and increased 14.8%, from $7.6 million to $8.8 million in the six months ended September 30, 2003 when compared to the same period last year. The increase in research and development expense is primarily a result of $174,000 and $568,000 in expense recorded for annual bonus and profit sharing plans in the Company's equipment segment in the three and six month periods ended September 30, 2003. To a lesser extent, research and development expenses increased because the Company earned $250,000 in the six months ended September 30, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 5.1%, from $4.1 million in the three months ended September 30, 2002 to $4.3 million in the three months ended September 30, 2003. General and administrative expenses increased 7.9%, from $8.8 million in the six months ended September 30, 2002 to $9.5 million in the six months ended September 30, 2003. The increase in general and administrative expenses was due to recording $311,000 and $753,000 in expense related to annual bonus, profit sharing and deferred compensation plans in the Company's equipment segment in the three and six months ended September 2003.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common stock valued at $213.6 million. Intangible amortization expense was $364,000 and $389,000 for the three months ended September 30, 2003 and 2002, respectively. Intangible amortization was $728,000 and $778,000 for the six months ended September 30, 2003 and 2002, respectively.

Other (income) expense, net. Other (income) expense, net changed from income of $61,000 in the three months ended September 30, 2002 to a loss of $86,000 in the three months ended September 30, 2003 and changed from income of $111,000 in the six months ended September 30, 2002 to a loss of $42,000 in the six months ended September 30, 2003. Other (income) expense is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest income and unrealized gains or losses on intercompany balances denominated in foreign currency. The change in fiscal year 2003 from fiscal year 2002 is due to the impact of changes in foreign currency exchange rates on intercompany balances.

Interest expense. Interest expense decreased from $685,000 in the three months ended September 30, 2002 to $197,000 in the three months ended September 30, 2003 and decreased from $1.5 million in the six months ended September 30, 2002 to $556,000 in the six months ended September 30, 2003. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. There was no benefit or provision for income taxes recorded for both three and six month periods ended September 30, 2003 and 2002. The Company will evaluate on a quarterly basis its ability to utilize deferred tax assets.

RESULTS OF OPERATIONS - Period ended September 30, 2003 compared to period ended September 30, 2002


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had $10.7 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At September 30, 2003, the Company had $6.0 million outstanding and $17.0 million available under its secured revolving credit facility.

         On September 30, 2003, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $5.8 million as of September 30, 2003. The $5.8 million inventory limitation is reduced by $0.1 million on the first day of each month. Amounts available under the revolving credit facility at September 30, 2003 and November 5, 2003 were $17.0 and $24.7 million respectively. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on September 30, 2003 and expects to comply for the term of the debt.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. The notes bear interest at the prime rate plus 2.5%. As of September 30, 2003, a total of $7.4 million was outstanding under these notes.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of September 30, 2003, the Company had paid $725,000 in cash for these shares with the remainder to be paid over a one to three year term.

         At September 30, 2003 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $2.3 million, $3.7 million, $3.5 million, $3.4 million, $3.4 million and $22.6 million for fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. At September 30, 2003 the Company had various capital lease obligations totaling $900,000.

         The Company's operating activities provided cash of $14.4 million in the six months ended September 30, 2003. This resulted primarily from net income, non-cash depreciation and amortization, offset in part by increases in accounts receivable. The increase in accounts receivable is a result of the timing of sales and collections. The Company also generated $5.7 million from the issuance of stock as employees exercised stock options in the six months ended September 30, 2003.

         Capital expenditures for the six month period ended September 30, 2003 were approximately $1.3 million for machinery, computer and research equipment purchases. Approximately $1.2 million of the expenditures were in the equipment segment with $113,000 spent in the services segment. The Company expects to spend approximately $2.0 million for capital expenditures for the remainder of fiscal year 2004 primarily for machinery, computer and research equipment.

         At September 30, 2003, the Company's principle sources of liquidity were $10.7 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $17.0 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

         The Company had a deferred tax asset of approximately $81.5 million at September 30, 2003. The Company has recorded a valuation allowance reserve of $56.3 million to reduce the recorded deferred tax asset to $25.2 million. The

RESULTS OF OPERATIONS - Period ended September 30, 2003 compared to period ended September 30, 2002 net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax asset is not assured as the Company has incurred tax operating losses in past fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves a potential sale of the Company's 91.5% owned Conference Plus Inc. subsidiary that the Company might pursue depending upon its strategic plans and cash needs. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtained an independent appraisal of the value of the business in the fourth quarter of fiscal year 2003. This appraisal, which is based on discounted future cash flows, was used in the Company's evaluation of the recorded net deferred tax assets and it was determined that the tax planning strategy was sufficient to support the realization of the recorded deferred income tax assets. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the appraised value of Conference Plus Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision. However, if the Company achieves sufficient profitability or has available additional tax planning strategies to utilize a greater portion of the deferred tax asset, a reduction in the valuation allowance will be recorded.


CRITICAL ACCOUNTING POLICIES

         There were no changes in critical accounting policies during the quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------


         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

         As of September 30, 2003, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $281,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $100,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2003. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.



ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

                 The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes during the period covered by this Form 10-Q in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------

              In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois (Civil Action No. 02-C-3496). The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, under theories of direct infringement and inducement of infringement by others. Westell seeks injunctive relief, trebled damages for willful infringement, and attorney fees. HyperEdge has asserted affirmative defenses and counterclaims that include, but are not limited to, non-infringement, invalidity, and unfair competition. Westell has moved to dismiss certain of HyperEdge's counterclaims. Westell's 5,444,776 patent relates to an innovative bridge circuit technology often used in network interface units. The case is currently in discovery. In the opinion of the Company, although the outcome of this legal proceeding cannot be predicted with certainty, the liability of the Company in connection with this legal proceeding is not expected to have a material effect on the Company's financial position and operating results.

         The Company is involved in various other legal proceedings incidental to the Company's business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2003, the Company held its annual meeting of stockholders. Matters put before vote of the security holders were:
1.   The election of directors.
2. The approval to amend the amended and restated certificate of incorporation of the Company to permit stockholders holding 25% or more of the voting power of the Company to call a special meeting of stockholders.
3. The approval to amend the Bylaws of the Company to eliminate the provisions set forth in Article IX of the Bylaws that prevents the Company from selling securities having forward pricing provisions without first obtaining majority stockholder approval.

The results were as follows:

Nominee                                    Votes For          Votes Withheld
-------                                    ---------          --------------
John W. Seazholtz........................     97,976,572             14,845,469
Paul A. Dwyer............................    110,756,803              2,065,238
E. Van Cullens...........................     99,679,592             13,142,449
Robert C. Penny III......................     97,980,401             14,841,640
Roger L. Plummer.........................    111,803,459              1,018,582
Bernard F. Sergesketter..................    111,673,588              1,148,453
Melvin J. Simon..........................     97,961,421             14,860,620

                                           Votes For          Votes Against
                                           ---------          -------------
Certificate of incorporation amendment       111,008,071              1,745,624

Bylaws amendment                             110,275,197              2,100,281


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                   (Registrant)

DATE: November 12, 2002
                                              By: E. VAN CULLENS
                                                 ---------------
                                                   E. VAN CULLENS Chief
                                                   Executive Officer


                                              By: NICHOLAS C. HINDMAN, SR.
                                                 --------------------------
                                                   NICHOLAS C. HINDMAN, SR.
                                                   Chief Financial Officer