Form 10-Q
period 2003-12-31
WESTELL TECHNOLOGIES INC
filed 2004-02-13
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 126-2 of the Securities Exchange Act of 1934). Yes    No X .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.01 Par Value - 52,706,664 shares at February 2, 2004 Class B Common Stock, $0.01 Par Value - 14,986,690 shares at February 2, 2004

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART  I  FINANCIAL INFORMATION:                                         Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2003 and December 31, 2003 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited)      4
                  - Three months ended December 31, 2002 and 2003
                  - Nine months ended December 31, 2002 and 2003

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Nine months ended December 31, 2002 and 2003

                  Notes to the Condensed Consolidated Financial Statements
                  (unaudited)                                                  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 11

         Item 3. Quantitative and Qualitative Disclosures about Market Risks  16

         Item 4. Controls and Procedures                                      16


PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                            17

         Item 6. Exhibits and Reports on Form 8-K                             17

SAFE HARBOR STATEMENT
Certain statements contained herein including, without limitation, statements containing the words "believe," "goal," "on track, " "anticipate," "committed" "expectation," "expect," "estimate", "await," "continue," "intend," "may," "will," "should," and similar expressions are forward looking statements that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, the economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell's accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in Westell's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 under the section "Risk Factors". Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              March 31,         December 31,
                                                                                2003                2003
                                                                           ----------------    ----------------
                                                                                                 (unaudited)
                                                                                     (in thousands)
Current assets:
  Cash and cash equivalents...........................................             $11,474             $10,678
  Accounts receivable (net of allowance of $905,000 and $1,142,000
   respectively).......................................................             22,633              22,351
  Inventories.........................................................              11,843              12,437
  Prepaid expenses and other current assets...........................               1,532               2,755
  Deferred income tax asset...........................................               2,300               2,300
                                                                           ----------------    ----------------
      Total current assets............................................              49,782              50,521
                                                                           ----------------    ----------------
Property and equipment:
  Machinery and equipment.............................................              42,819              41,168
  Office, computer and research equipment.............................              25,301              23,310
  Leasehold improvements..............................................               7,731               7,763
                                                                           ----------------    ----------------
                                                                                    75,851              72,241
  Less accumulated depreciation and amortization......................              55,417              54,923
                                                                           ----------------    ----------------
   Property and equipment, net........................................              20,434              17,318
                                                                           ----------------    ----------------
Goodwill                                                                             6,990               6,990
Intangibles, net......................................................               8,408               7,318
Deferred income tax asset and other assets............................              23,860              23,827
                                                                           ----------------    ----------------
      Total assets....................................................           $ 109,474           $ 105,974
                                                                           ================    ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................             $11,802            $ 13,940
  Accrued expenses....................................................              10,775              10,760
  Accrued compensation................................................               4,487               5,168
  Current portion of long-term debt...................................              17,057               5,893
                                                                           ----------------    ----------------
   Total current liabilities..........................................              44,121              35,761
                                                                           ----------------    ----------------
Long-term debt........................................................              17,760                 498
Other long-term liabilities...........................................               4,100               4,100
                                                                           ----------------    ----------------
   Total liabilities..................................................              65,981              40,359
                                                                           ----------------    ----------------
Stockholders' equity:
Class A common stock, par $0.01.......................................                 460                 514
  Authorized - 109,000,000 shares
  Issued and outstanding - 45,966,440 shares at March 31, 2003 and
51,381,445 shares at  December 31, 2003
Class B common stock, par $0.01.......................................                 190                 162
  Authorized - 25,000,000 shares
  Issued and outstanding - 19,014,869 shares at March 31, 2003 and
16,201,849 shares at December 31, 2003
Preferred stock, par $0.01............................................                  --                  --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation.................................................                  46                  --
Additional paid-in capital............................................             364,661             371,776
Treasury stock at cost - 93,000 shares................................               (247)               (247)
Cumulative translation adjustment.....................................               (168)               (426)
Accumulated deficit...................................................           (321,449)           (306,164)
                                                                           ----------------    ----------------
      Total stockholders' equity......................................              43,493              65,615
                                                                           ----------------    ----------------
        Total liabilities and stockholders' equity....................           $ 109,474            $105,974
                                                                           ================    ================


          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended                  Nine Months Ended
                                                        December 31,                        December 31,
                                                ------------------------------     ------------------------------
                                                    2002             2003              2002             2003
                                                -------------    -------------     -------------    -------------
                                                                          (unaudited)
                                                             (in thousands, except per share data)

Equipment sales...............................      $ 39,121         $ 49,203         $ 124,386         $139,830
Services......................................        10,082           10,775            30,793           33,810
                                                -------------    -------------     -------------    -------------
  Total revenues..............................        49,203           59,978           155,179          173,640

Cost of equipment sales.......................        28,181           33,167            89,855           93,996
Cost of services..............................         6,577            7,693            20,399           21,231
                                                -------------    -------------     -------------    -------------
  Total cost of goods sold....................        34,758           40,860           110,254          115,227
                                                -------------    -------------     -------------    -------------

   Gross margin...............................        14,445           19,118            44,925           58,413
Operating expenses:
  Sales and marketing.........................         3,535            4,647            12,483           14,857
  Research and development....................         4,097            3,874            11,721           12,630
  General and administrative..................         3,486            4,545            12,263           14,014
  Restructuring...............................           180               --             1,922               --
  Intangible amortization.....................           389              364             1,167            1,091
                                                -------------    -------------     -------------    -------------
    Total operating expenses..................        11,687           13,430            39,556           42,592
                                                -------------    -------------     -------------    -------------
Operating income..............................         2,758            5,688             5,369           15,821

Other income, net.............................          (17)            (189)             (128)            (147)
Interest expense..............................           517              127             1,984              683
                                                -------------    -------------     -------------    -------------
Income before taxes ..........................         2,258            5,750             3,513           15,285
Income taxes..................................            --               --                --               --
                                                -------------    -------------     -------------    -------------
Net income....................................       $ 2,258           $5,750           $ 3,513          $15,285
                                                =============    =============     =============    =============

Net income per common share:..................
             Basic............................        $ 0.03           $ 0.09            $ 0.05           $ 0.23
                                                =============    =============     =============    =============
             Diluted..........................        $ 0.03           $ 0.08            $ 0.05           $ 0.22
                                                =============    =============     =============    =============
Weighted average number of common shares
  outstanding:................................
             Basic............................        64,921           67,373            64,921           66,569
                                                =============    =============     =============    =============
             Diluted..........................        64,979           70,897            64,972           70,502
                                                =============    =============     =============    =============





           The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            2002                     2003
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................             $ 3,513                $ 15,285
Reconciliation of net income to net cash provided by
  Operating activities:
  Depreciation and amortization....................................              10,205                   7,050
  Restructuring ...................................................               (490)                   (733)
  Loss on sale of fixed assets.....................................                  79                     253
Changes in assets and liabilities:
  Accounts receivable..............................................               3,215                      24
  Inventory........................................................               5,590                   (594)
  Prepaid expenses and deposits....................................               (735)                 (1,223)
  Other assets.....................................................               (378)                      33
  Accounts payable and accrued expenses............................             (7,536)                   2,865
  Accrued compensation.............................................                 537                     681
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................              14,000                  23,641
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (1,472)                 (3,112)
  Proceeds from sale of land, building and equipment...............               1,977                      17
  Purchase of subsidiary stock.....................................               (256)                   (400)
                                                                       -----------------       -----------------
     Net cash provided by (used in) investing activities...........                 249                 (3,495)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net repayment under revolving promissory notes...................             (6,187)                (19,956)
  Borrowing of long-term debt and leases payable...................                 363                 --
  Repayment of long-term debt and leases payable...................             (8,134)                 (8,071)
  Proceeds from the issuance of common stock.......................                  --                   7,095
                                                                       -----------------       -----------------
     Net cash used in financing activities.........................            (13,958)                (20,932)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                (52)                    (10)
                                                                       -----------------       -----------------
     Net increase (decrease) in cash...............................                 239                   (796)
Cash and cash equivalents, beginning of period.....................               6,687                  11,474
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $ 6,926                 $10,678
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

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 2003, and for all periods presented. The results of operations for the three or nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 ("fiscal year 2004").


NOTE 2. COMPUTATION OF NET INCOME PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended              Nine months ended
                                                 December 31,                    December 31,
                                          ----------------------------    -----------------------------
Dollars in thousands, except per share
   amounts                                   2002            2003            2002             2003
                                          ------------    ------------    ------------    -------------
BASIC EARNINGS PER SHARE:
Net income                                     $2,258          $5,750          $3,513          $15,285
Average basic shares outstanding               64,921          67,373          64,921           66,569
Basic net income per share                      $0.03           $0.09           $0.05            $0.23

DILUTED EARNINGS PER SHARE:
Net income                                    $ 2,258          $5,750         $ 3,513          $15,285
Average basic shares outstanding               64,921          67,373          64,921           66,569
    Effect of dilutive securities:
      stock options and warrants                   58           3,524              51            3,933
                                          ------------    ------------    ------------    -------------
Average diluted shares outstanding             64,979          70,897          64,972           70,502
                                          ------------    ------------    ------------    -------------
Diluted net income per share                    $0.03           $0.08           $0.05            $0.22


NOTE 3. RESTRUCTURING CHARGE

         The Company recognized restructuring costs of $2.9 million in the three months ended March 31, 2000. Approximately $2.4 million of the total restructuring cost had been accrued in connection with the purchase of Teltrend Inc. and related primarily to the termination of approximately 30 Teltrend Inc. employees. The remaining $0.5 million of the restructuring costs was charged to operations and related to personnel, legal, and other related costs incurred in order to eliminate redundant employees due to the acquisition of Teltrend Inc. The goal of the restructuring plan was to combine and streamline the operations of the two companies and to achieve synergies related to the manufacture and distribution of common product lines. As of December 31, 2003, $2.8 million of these restructuring costs had been paid leaving a balance of approximately $0.1 million.

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. This charge included personnel, facility and certain development contract costs. The purpose of the fiscal year 2002 restructuring plan was to

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated in connection with the fiscal year 2002 restructuring plan was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of December 31, 2003, $4.7 million of the fiscal 2002 restructuring costs had been paid leaving a balance of approximately $0.7 million.

         The Company recognized a restructuring expense of $2.6 million offset by a $.9 million reversal as described in the previous paragraph in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. The reversal relates to a reduction in an accrual for lease costs due to the sublet of a leased facility previously vacated by Conference Plus, Inc. in fiscal year 2002. Approximately 25 employees were impacted by these reorganizations. As of December 31, 2003, the Company paid approximately $1.3 million of these accrued restructuring costs leaving a balance of $1.3 million.

         The Company's restructuring accrual balances and activity are presented in the following table:

                                                            Charged         Utilized
                                            Balance         through          through          Balance
                                          March 31,    December 31,     December 31,     December 31,
(in thousands)                                 2003            2003             2003             2003
------------------------------------------------------------------------------------------------------
Employee costs......................          $ 769          $   --            $ 625            $ 144
Legal, facility & other costs.......          2,076              --              108            1,968
------------------------------------------------------------------------------------------------------
Total...............................        $ 2,845          $   --            $ 733          $ 2,112
======================================================================================================


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. INTERIM SEGMENT INFORMATION

         Westell's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

             1) A telecommunications equipment manufacturer of network access products, and
             2) A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine-month periods ended December 31, 2002 and 2003, are as follows:

                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended December 31, 2002
      Revenues..........................     $ 39,121              $ 10,082              $ 49,203
      Operating income..................        2,229                   529                 2,758
      Depreciation and amortization.....        2,184                 1,106                 3,290
      Total assets......................       92,899                15,696               108,595

Three months ended December 31, 2003
      Revenues..........................      $49,203              $ 10,775              $ 59,978
      Operating income..................        5,600                    88                 5,688
      Depreciation and amortization.....        1,310                   978                 2,288
      Total assets......................       86,154                19,820               105,974

Nine months ended December 31, 2002
      Revenues..........................     $124,386               $30,793              $155,179
      Operating income..................        4,573                   796                 5,369
      Depreciation and amortization.....        6,822                 3,383                10,205
      Total assets......................       92,899                15,696               108,595

Nine months ended December 31, 2003
      Revenues..........................     $139,830               $33,810              $173,640
      Operating income..................       13,063                 2,758                15,821
      Depreciation and amortization.....        4,027                 3,023                 7,050
      Total assets......................       86,154                19,820               105,974

      Reconciliation of operating income for the reportable segments to income before taxes:


                                                              Three months ended          Nine months ended
                                                                 December 31,               December 31,
                                                              2002         2003           2002         2003
                                                           ----------   ----------     ----------   ----------
(In thousands)
Operating income.......................................     $ 2,758       $ 5,688      $ 5,369      $ 15,821
Other income, net......................................        (17)         (189)        (128)         (147)
Interest expense.......................................         517           127        1,984           683
                                                            ---------    ---------   ------------------------
Income before taxes ...................................     $ 2,258       $ 5,750      $ 3,513      $ 15,285
                                                            =========     =======      =========   ==========

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                      Three months ended            Nine months ended
                                                         December 31,                  December 31,
                                                  ----------------------------  ---------------------------
 (in thousands)                                       2002           2003           2002          2003
                                                  -------------  -------------  -------------  ------------
 Net income....................................        $ 2,258        $ 5,750        $ 3,513       $15,285
 Other comprehensive income
   Foreign currency translation adjustment.....           (60)          (145)          (149)         (258)
                                                  -------------  -------------  -------------  ------------
 Comprehensive income..........................        $ 2,198        $ 5,605        $ 3,364       $15,027
                                                  =============  =============  =============  ============

NOTE 6. STOCK OPTIONS

         The Company has elected to follow Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement NO. 123, "Accounting for Stock Based Compensation."

                                                       Three months ended         Nine months ended
                                                          December 31,              December 31,
                                                    -------------------------  ------------------------
(in thousands, except per-share amounts)               2002         2003          2002         2003
                                                    ------------ ------------  -----------  -----------
Net income, as reported ............................    $ 2,258      $ 5,750      $ 3,513      $15,285
Stock-based employee compensation expense included
    in reported net earnings, net of related tax
    effects........................................          --           --           --           --
Total stock-based employee compensation expense
    determined under fair value based method for
    all awards, net of related tax effects .........    (1,097)        (715)      (3,498)      (2,258)
                                                    ------------ -------------------------  -----------
Pro forma net income................................    $ 1,161      $ 5,035         $ 15      $13,027
Earnings per common share:
    As reported....................................       $0.03        $0.09        $0.05        $0.23
    Pro forma ......................................      $0.02        $0.07        $0.00        $0.20
Earnings per common share, assuming dilution:
    As reported ....................................      $0.03        $0.08        $0.05        $0.22
    Pro forma ......................................      $0.02        $0.07        $0.00        $0.18


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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7. INVENTORIES

         The components of inventories are as follows:

                                                       March 31,             December 31,
                                                    ----------------        ---------------
(in thousands)                                           2003                    2003
                                                    ----------------        ---------------
Raw material .................................              $ 9,340                $ 8,548
Work in process...............................                    4                     17
Finished goods................................                7,945                  9,571
Reserve for excess and obsolete...............              (5,446)                (5,699)
                                                    ----------------        ---------------
                                                           $ 11,843               $ 12,437
                                                    ================        ===============

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective in the Company's fourth quarter of fiscal year 2004. The Company has not identified any variable interest entities.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting or Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company does not have any financial instruments that apply therefore the adoption of this statement did not have a material effect on the Company's financial statements.

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

         Below is a table that compares equipment and service revenues for the quarter and nine months ended December 31, 2002 with the quarter and nine months ended December 31, 2003 by product line.

                          Three months ended December 31,                 Nine months ended December 31,
                    ---------------------------------------------   --------------------------------------------
(in thousands)               2002   %               2003    %              2002    %                2003   %
                    ---------------------  ----------------------   --------------------   ---------------------
CNE....................  $ 26,350 53.6%         $ 35,761  59.6%        $ 79,798  51.4%          $ 97,805 56.3%
NSA....................    12,771 26.0%           13,442  22.4%          44,588  28.7%            42,025 24.2%
                    ---------------------  ----------------------   --------------------   ---------------------
Total equipment........    39,121 79.6%           49,203  82.0%         124,386  80.1%           139,830 80.5%

Services...............    10,082 20.4%           10,775  18.0%          30,793  19.9%            33,810 19.5%
                    ---------------------  ----------------------   --------------------   ---------------------

Total revenues.........  $ 49,203               $ 59,978              $ 155,179                $ 173,640
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

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. This will require the Company to continue to invest heavily in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company has recently introduced new products in its equipment segment of the business. These new products include VersaLink(TM), a product initially intended as a DSL gateway for small business, EnVoy(TM), a managed services software platform for the Company's CNE products, and the TriLink(TM) family of product for voice over internet applications. In addition, the Company is expanding sales and marketing efforts in Europe.

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

         The Company's customer base is comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up-front investments in product and market development prior to the actual commencement of sales of new products. In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Research and development and sales and marketing expenses decreased in fiscal year 2003 as the Company focused its research and development on targeted product areas but the expenditures remained consistent as a percentage of revenue. The Company was profitable in fiscal year 2003 and has increased its operating expenses in fiscal year 2004 primarily due to the restoration of annual bonus and profit sharing programs in the equipment segment and increased headcount in sales and marketing in the services business segment. The Company believes continued investment in operating expenses is required to remain competitive.

         As a result of the recession in the telecommunications industry that occurred in 2002 and 2003, the Company has experienced competitive pricing pressures and less than anticipated sales in both of its business segments. Telephone companies have reduced spending on low speed NSA transmission products although the Company believes that spending on Customer Network Equipment has been impacted to a lesser extent by the economic downturn. The economy and the telecommunications industry has shown signs of recovery in recent months. If the improvement does not continue as expected, the Company could experience less than anticipated unit sales and increased inventory balances, which would adversely affect the Company's business. The Company continues to experience pricing pressure in fiscal year 2004 and expects a 25-30% decline in pricing on CNE products for the year. The Company expects a 5% decline in pricing on CNE products in the fourth quarter of fiscal year 2004 compared to the third quarter. The company expects this rate of decline to continue in fiscal year 2005. In addition, in fiscal year 2003, the Company's operating results were negatively impacted by the loss of a significant customer in the Company's services segment. Additional customer losses or the inability to add new customers could negatively impact the Company's business and results of operations.

Revenues. The Company's revenues increased 21.9% from $49.2 million in the three months ended December 31, 2002 to $60.0 million in the three months ended December 31, 2003. This revenue increase was due to an increase in equipment revenue from the Company's CNE products of $9.4 million and NSA products of $0.7 million and an increase in teleconference service revenue of $0.7 million when compared with the same period of the prior year. The increase in revenues in the equipment segment is due primarily to higher unit volume offset in part by a decline in the per unit pricing. The increase in revenue in the services segment is attributable to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues increased 11.9% from $155.2 million in the nine months ended December 31, 2002 to $173.6 million in the nine months ended December 31, 2003. This revenue increase was due to an increase in equipment revenue from the Company's CNE products of $18.0 million and an increase in teleconference service revenue of $3.0 million, offset in part by a decrease in the Company's NSA product revenue of $2.6 million when compared with the same period of the prior year. The CNE revenue in the nine month period ended December 31, 2002 included a one-time product royalty of $1.7 million. The increase in revenues from CNE products is due primarily to higher unit volume offset in part by a decline in the per unit pricing. The decrease in NSA product revenue is due to reduced demand resulting from the economic downturn in the telecommunications industry and the migration by telephone companies to higher-speed and more cost effective digital transmission products. The increase in revenue in the services segment is attributable to an increase in call minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin as a percentage of revenue increased from 29.4% in the three months ended December 31, 2002 to 31.9% in the three months ended December 31, 2003 and increased from 29.0% in the nine months ended December 31, 2002 to 33.6% in the nine months ended December 31, 2003. The increased margins in the three and nine month periods ended December 31, 2003 were primarily due to reduced material, labor, and handling costs per unit in CNE products and better overhead utilization gained from increased revenue. Margins were negatively impacted by a $775,000 charge taken in the teleconferencing services segment for an early contract termination penalty of a long distance contract which occurred in the month period ended December 31, 2003 and offset in part by better overhead utilization gained from increased revenue. The gross margin for the nine months ended December 31, 2002 also includes a $1.7 million one-time product royalty. In addition, the gross margin for the nine month period ended December 31, 2003 was negatively impacted by a $1.2 million expense to settle a customer contract obligation and a $470,000 expense for excess and obsolete inventory. The Company believes that continued pricing pressures could adversely impact sales prices and margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and efficiencies within manufacturing. Margins in the Company's services segment are anticipated to return to historical levels as the Company has entered into a two year lower cost long distance agreement.

Sales and Marketing. Sales and marketing expenses increased 31.5%, from $3.5 million to $4.6 million in the three months ended December 31, 2003 and increased 19.0%, from $12.5 million to $14.9 million in the nine months ended December 31, 2003 when compared to the same period last year. Sales and marketing expense as a percent of revenue increased from 7.2% to 7.7% in the three months ended December 31, 2003 and increased from 8.0% to 8.6% in the nine months ended December 31, 2003 when compared to the same period last year. Sales and marketing expenses increased in the Company's equipment segment by $810,000 and $985,000 for the three and nine months ended December 31, 2003 respectively compared to the same period last year. This increase was due primarily to an increase in marketing product managers and increase sales commissions. Sales and marketing expenses increased in the Company's services segment by $302,000 and $1.4 million for the three and nine months ended December 31, 2003 respectively compared to the same period last year. This increase was primarily a result of an increase in sales and marketing employees. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development. Research and development expenses decreased 5.4%, from $4.1 million to $3.9 million in the three months ended December 31, 2003, and increased 7.8%, from $11.7 million to $12.6 million in the nine months ended December 31, 2003 when compared to the same period last year. The decrease in research and development expense for the quarter is primarily a result of $260,000 less depreciation expense in the Company's equipment segment in the three month period ended December 31, 2003. The increase in year to date research and development expense is primarily a result of $741,000 in expense recorded for annual bonus and profit sharing plans in the Company's equipment segment in the nine month period ended December 31, 2003. To a lesser extent, research and development expenses increased because the Company earned $250,000 in the nine months ended December 31, 2002 from a customer to fund engineering projects which were offset against research and development expenses. The Company believes that a continued commitment to research and development will be required for the Company to remain competitive.

General and Administrative. General and administrative expenses increased 30.4%, from $3.5 million in the three months ended December 31, 2002 to $4.5 million in the three months ended December 31, 2003. General and administrative expenses increased 14.3%, from $12.3 million in the nine months ended December 31, 2002 to $14.0 million in the nine months ended December 31, 2003. The increase in general and administrative expenses was due to recording $300,000 and $1.0 million in expense related to annual bonus, profit sharing and deferred compensation plans in the Company's equipment segment in the three and nine months ended December 31, 2003. The remaining increase was the result of higher legal and professional services expenses in both the three and nine months of fiscal 2004 compared to the same periods in fiscal 2003.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common stock valued at $213.6 million. Intangible amortization expense was $389,000 and $364,000 for the three months ended December 31, 2002 and 2003, respectively. Intangible amortization was $1.2 million and $1.1 million for the nine months ended December 31, 2002 and 2003, respectively.

Other income, net. Other income, net was $17,000 in the three months ended December 31, 2002 and $189,000 in the three months ended December 31, 2003 and was $128,000 in the nine months ended December 31, 2002 and $147,000 in the nine months ended December 31, 2003. Other income is primarily comprised of interest income earned on temporary cash investments, the elimination of minority interest income and unrealized gains or losses on intercompany balances denominated in foreign currency. The change from fiscal year 2003 to fiscal year 2004 is due to larger fluctuations in the value of the U. S. dollar in comparison to the Euro and the British pound.

Interest expense. Interest expense decreased from $517,000 in the three months ended December 31, 2002 to $127,000 in the three months ended December 31, 2003 and decreased from $2.0 million in the nine months ended December 31, 2002 to $683,000 in the nine months ended December 31, 2003. The decrease in interest expense during the current period is a result of lower obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. There was no benefit or provision for income taxes recorded for both three and nine month periods ended December 31, 2003 and 2002. The Company will evaluate on a quarterly basis its ability to utilize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had $10.7 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At December 31, 2003, the Company had nothing outstanding and $21.3 million available under its secured revolving credit facility.

         On December 31, 2003, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $5.5 million as of December 31, 2003. The $5.5 million inventory limitation is reduced by $0.1 million on the first day of each month. Amount available under the revolving credit facility at December 31, 2003 was $21.3 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on December 31, 2003 and expects to comply for the term of the debt.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. The notes bear interest at the prime rate plus 2.5%. As of December 31, 2003, a total of $4.9 million was outstanding under these notes.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of December 31, 2003, the Company had paid $858,000 in cash for these shares with the remainder to be paid over a one to three year term.

         At December 31, 2003 the Company had various operating leases for facilities and equipment. The total minimum future rental payments are $1.2 million, $3.7 million, $3.5 million, $3.4 million, $3.4 million and $22.6 million for fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. At December 31, 2003 the Company had various capital lease obligations totaling $696,000.

         The Company's operating activities provided cash of $23.6 million in the nine months ended December 31, 2003. This resulted primarily from net income, non-cash depreciation and amortization. The Company also generated $7.1 million from the issuance of stock as employees exercised stock options in the nine months ended December 31, 2003. The cash generated noted above was used to reduce revolving promissory notes and notes payable.

         Capital expenditures for the nine month period ended December 31, 2003 were approximately $3.1 million for machinery, computer and research equipment purchases. Approximately $1.9 million of the expenditures were in the equipment segment with $1.2 spent in the services segment. The Company expects to spend approximately $1.5 million for capital expenditures for the remainder of fiscal year 2004 primarily for machinery, computer and research equipment.

         At December 31, 2003, the Company's principle sources of liquidity were $10.7 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $21.3 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

         The Company had a deferred tax asset of approximately $79.0 million at December 31, 2003. The Company has recorded a valuation allowance reserve of $53.8 million to reduce the recorded deferred tax asset to $25.2 million. The net operating loss carryforward begins to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Portions of these deferred tax assets are expected to be utilized, prior to their expiration, through a tax planning strategy available to the Company. The tax planning strategy upon which the Company is relying involves a potential sale of the Company's 91.5% owned Conference Plus Inc. subsidiary that the Company might pursue depending upon its strategic plans and cash needs. The estimated gain generated by the sales of this business would generate sufficient taxable income to offset the recorded deferred tax assets. The Company obtained an independent appraisal of the business in the fourth quarter of fiscal year 2003. This appraisal, which is based on discounted future cash flows, was used in the Company's evaluation of the recorded net deferred tax assets and it was determined that the tax planning strategy was sufficient to support the realization of the recorded deferred income tax assets. On a quarterly basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. If the appraised value of Conference Plus Inc. is not sufficient to generate taxable income to recover the deferred tax benefit recorded, an increase in the valuation allowance will be required through a charge to the income tax provision.

         In addition to the tax planning strategy, the Company's recent strong performance and forecasted expectations indicate the Company will generate taxable income in the current fiscal year and continue on to future periods. Based on these preliminary projected results, the Company will review the deferred tax asset valuation allowance in the fourth quarter of fiscal 2004. The likely result will be a reduction of the valuation allowance and an income tax benefit in that quarter. Tax expense will be recorded on a forward going basis and the need for a valuation allowance will be accessed periodically.

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

         As of December 31, 2003, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $426,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $75,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2003. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. There have been no significant changes during the period covered by this Form 10-Q in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         In May 2002, the Company filed a patent infringement lawsuit against HyperEdge Corporation in the U.S. District Court for the Northern District of Illinois (Civil Action No. 02-C-3496). The complaint charges HyperEdge with infringing Westell's U.S. Patent Number 5,444,776, under theories of direct infringement and inducement of infringement by others. Westell seeks injunctive relief, treble damages for willful infringement, and attorney fees. HyperEdge has asserted affirmative defenses and counterclaims that include, but are not limited to, non-infringement, invalidity, and unfair competition. Westell has moved to dismiss certain of HyperEdge's counterclaims. Westell's 5,444,776 patent relates to an innovative bridge circuit technology often used in network interface units. While the case is currently in discovery, the parties have completely briefed a motion by HyperEdge for summary judgment of non-infringement and invalidity, and are awaiting a decision from the Court. In the opinion of the Company, although the outcome of this legal proceeding cannot be predicted with certainty, the liability of the Company in connection with this legal proceeding is not expected to have a material effect on the Company's financial position and operating results.

         The Company is involved in various other legal proceedings incidental to the Company's business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits
Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
On December 15, 2003, we filed a report on Form 8-K regarding our new two-year long distance agreement with a long distance service provider.

On October 27, 2003, we furnished on From 8-K regarding our earnings announcement for the quarter ended September 30, 2003.

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                   (Registrant)

DATE: February 12, 2004
                                              By: E. VAN CULLENS
                                                 ---------------
                                                  E. VAN CULLENS
                                                  Chief Executive Officer


                                              By: NICHOLAS C. HINDMAN
                                                 ---------------------
                                                  NICHOLAS C. HINDMAN
                                                  Chief Financial Officer