Form 10-K
period 2004-03-31
WESTELL TECHNOLOGIES INC
filed 2004-06-14
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer as defined
be rule 12b-2 of the Act.    Yes   /X/     No / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on September 30, 2003 (based upon an estimate that 70% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $265 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 1, 2004, 53,611,329, shares of the registrant's Class A Common Stock were outstanding and 14,741,872 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Form 10-K (and any amendments thereto) by reference: Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders (Part III).

                           WESTELL TECHNOLOGIES, INC.
                    2004 ANNUAL REPORT ON FORM 10-K CONTENTS


     Item                                                                   Page
---------------                                                             ----

PART I
     1.   Business..........................................................   1
          Risk Factors......................................................  14
     2.   Properties........................................................  22
     3.   Legal Proceedings.................................................  22
     4.   Submission of Matters to a Vote of Security Holders...............  23
PART II
     5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters...............................................  23
     6.   Selected Financial Data...........................................  25
     7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  26
     7A.  Quantitative and Qualitative Disclosure About Market Risk.........  36
     8.   Financial Statements and Supplementary Data.......................  37
     9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................  37
     9A.  Controls and Procedures...........................................  37
PART III
     10.  Directors and Executive Officers of the Registrant................  37
     11.  Executive Compensation............................................  38
     12.  Security Ownership of Certain Beneficial Owners and Management....  38
     13.  Certain Relationships and Related Transactions....................  38
     14.  Principal Accountants Fees and Services...........................  38
PART IV
     15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  41
          Signatures........................................................  42

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

                  Certain statements contained in this Annual Report of Form 10-K including, without limitation, statements containing the words "believe," "goal," "on track, " "anticipate," "committed" "expectation," "expect," "estimate", "await," "continue," "intend," "may," "will," "should," and similar expressions are forward looking statements that involve risks and uncertainties. The Company can give no assurance that the expectations reflected in the forward-looking statements will prove to be correct. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, the economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell's accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2004 under the section "Risk Factors". These statements are not guaranties of future performance. Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995.


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

         The equipment manufacturing segment consists of two product lines:
Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line
(DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper infrastructure. The Company's NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. Westell realizes the majority of its revenues from the North American market.

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

     Revenues and total assets from Westell's two reportable segments for the fiscal years ended March 31 are as follows (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and note thereto included in this Annual Report on Form 10-K):


(dollars in thousands)                                      Fiscal year ended March 31,
                                        --------------------------------------------------------------------
Revenue:                                   2002           %        2003           %        2004           %
                                        ------------ -------    ------------ -------    ------------ -------
Telecom equipment ...................      $191,302     80%        $168,216     80%        $190,440     81%
Telecom services.....................        48,521     20%          41,805     20%          45,299     19%
                                        ------------            ------------            ------------
Total revenue                              $239,823                $210,021                $235,739
                                        ============            ============            ============

Assets:
Telecom equipment....................      $105,969     84%         $86,702     79%        $109,493     84%
Telecom services.....................        20,184     16%          22,772     21%          20,288     16%
                                        ------------            ------------            ------------
Total assets                               $126,153                $109,474                $129,781
                                        ============            ============            ============


     Financial information for each of the Company's business and operations by geographic area and segments is located in Note 9 of the consolidated financial statements included in this Annual Report and is incorporated herein by reference.

     The Company reached profitability and positive cash flow from operations for the first time as a public company in fiscal 2003. In fiscal 2004, the Company improved its profitability primarily due to gains achieved from volume efficiencies, productivity improvements and favorable component pricing in the CNE product line of the equipment segment of the business. The economic downturn in the telecommunications industry and the transition to higher speed digital transmission services continued to negatively impact NSA product line of the equipment segment as unit sales decreased in fiscal 2004. Revenue from the Company's services segment improved in fiscal 2004 as conference call minutes increased over fiscal 2003 levels.

The Company's stock is divided into two classes. Class A common stock is entitled to one vote per share while class B common stock is entitled to four votes per share. The Company's largest stockholder is a voting trust that owned 48.7% of the voting control of the Company as of June 1, 2004. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.4% of the voting stock and therefore effectively control the Company.

THE COMPANY'S PRODUCTS

     The equipment segment of the Company's business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

o Customer Networking Equipment (CNE): Westell's family of broadband products enable the transport of high-speed data over existing local telephone lines and allow telecommunications companies to provide broadband services using their current copper infrastructure. The Company's broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.
o Network Service Access (NSA): Westell's NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services, and an array of mounting products used for connecting telephone wires and cables, and special service plugs. The T1 transmission equipment termed Network Interface Units (NIU) and the associated NIU mounting products make up the majority of revenue from this product group.

     The following table sets forth the revenues from Westell's two product groups for the fiscal years indicated (for more information also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K):

                                               Fiscal Year Ended March 31,
                                               ------------------------------
                                                2002       2003        2004
                                                ----       ----        ----
Equipment Segment                                   (Dollars in thousands)
-----------------
CNE products..............................  $ 105,011  $ 111,146    $ 135,704
NSA products..............................     86,291     57,070       54,736

CNE products % of total revenues..........      43.8%      52.9%        57.6%
NSA products % of total revenues..........      35.9%      27.2%        23.2%

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


     Digital subscriber line (DSL) technology uses complex modulation methods to enable high-speed services over copper phone lines. Current DSL equipment allows the simultaneous transmission of data at speeds up to 8 megabits per second when receiving information on the Internet, or 140 times faster than standard 56k modem dial up service, and up to 1 megabits per second when sending information on the Internet, or 17 times faster than standard 56k modem dial up service, while also providing standard analog telephone service over a single pair of copper wires. Current DSL equipment operates at distances of up to 18,000 feet from the telephone company's central office. A new DSL standard termed ADSL2+ is being established by the industry that is expected to increase downstream speed to 24 megabits per second while simultaneously extending the reach of the equipment to potentially to 18,000 to 22,000 feet in certain circumstances. Westell is developing an entire new line of ADSL2+ capable products.

     With DSL technology, a user can talk on the telephone and simultaneously transmit high-speed data over the same copper phone line. DSL products enable telephone companies to provide interactive multimedia services over copper wire while simultaneously carrying traditional telephone services, thus mitigating the need for the consumers to install second lines to provide these services. DSL technology is also known as Asymmetric Digital Subscriber Line (ADSL and ADSL2+) when it refers to products that provide the ability to send and receive information at varying speeds.

     The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and equipment at the users location referred to as customer premise equipment
(CPE). The DSLAM is a piece of equipment that typically resides in telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high-speed line back to its core or central network. As network service providers begin deploying DSL based services, the need for DSL line concentration at the central offices increases. The CPE is typically a small device enabling DSL services that sit on a desktop next to a personal computer.

The following table sets forth a list of the Company's principal CNE products and their applications:


Product                   Description                                         Applications
-------                   -----------                                         ------------

WireSpeed(TM)ADSL Modem.  Customer premise equipment (CPE) that is            Enables a residential or small
.......................    connected to a telephone line that has been         business customer of ADSL services to
.......................    configured to provide Asymmetrical Digital          connect a home PC to the ADSL service
.......................    Subscriber Line (ADSL) service from the telephone   for high speed Internet access.
.......................    company.  This device is typically located in the
.......................    home or office of the customer.  Customer users
.......................    can achieve speeds of up to 8 megabits per second
.......................    when receiving information on the Internet and up
.......................    to 1 megabit per second when sending information
.......................    on the Internet. The target market for this
                          product is residential users.

WireSpeedTM  ADSL NAT     Westell's WireSpeed ADSL NAT Router is a            Offers residential and small office
Router................    plug-and-play device that offers Network Address    home office (SOHO) sophisticated
.......................    Translation (NAT) routing and a built-in            routing, security protection and easy
.......................    firewall.  NAT is a method of connecting multiple   installation all in one box.
.......................    computers to the Internet (or any other IP
.......................    network) using one IP address.  NAT routing also
.......................    provides security for devices on the local area
.......................    network (LAN). The target market for this product
.......................    is residential and small office home office
.......................    (SOHO).

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



     NSA Products. Westell's NSA products provide telephone companies with products to transport, maintain and improve the reliability of services over copper and fiber lines in the local access network. The following table sets forth a list of the Company's principal NSA products and their applications:


Product                      Description                                    Applications
-------                      -----------                                    ------------
Network Interface Unit       The NIU is a T1 circuit termination device     Provides a "demarcation point" or
(NIU).................       that allows circuit loopback and access to     hand-off between the telephone company
.......................       historical circuit performance.                equipment and customer's equipment on T1
.......................                                                      circuits.  The NIU also functions as a
                                                                            maintenance tool that allows the telephone
                                                                            company to remotely drop the customer and
                                                                            test the line back toward the network. This
                                                                            functionality provides valued
                                                                            troubleshooting capability that helps the
                                                                            telephone company reduce maintenance costs
                                                                            and customer down-time.

NIU-PM (Network Interface    Network Interface Unit with Performance        In addition to the NIU capability, the
Unit with Performance        Monitoring that stores circuit performance     NIU PM units provide enhanced
Monitoring)...........       and maintenance information for a single T1    maintenance and remote performance
                             circuit.                                       monitoring of T1 circuits.  These units
                                                                            also provide enhanced data storage for
                                                                            better historical analysis of circuit
                                                                            performance.  Additionally, it creates
                                                                            an opportunity for preventive
                                                                            maintenance activities by the telephone
                                                                            company to improve their customer
                                                                            satisfaction.

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



RESEARCH AND DEVELOPMENT CAPABILITIES AND ENGINEERING BASE

         The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and managed services. Westell works closely with its current and potential customers as part of the product development process.

         In fiscal 2002, the Company received $2.0 million from customers to fund engineering projects, which was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2003 or 2004. In fiscal 2002, 2003 and 2004 the Company spent approximately $22.4 million, $16.5 million and $17.4 million on research and development activities, net of customer funding.

         Westell's Product Development Processes are registered to TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2000 International Quality System Standard. These processes are also registered to ISO9001:2000. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a highly valued, superior quality provider, without compromising functionality or serviceability.

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

         The Company's products are subject to industry wide standardization organizations which include, the DSL Forum, the American National Standards Institute ("ANSI") in the United States and the European Telecommunications Standards Institute ("ETSI") which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon Discrete Multitone Technology (DMT). DMT is technology that allows digital information to be sent at high-speeds over copper phone lines and prevents the digital information from interfering with other services provided on the same copper phone line. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company's products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products containing transceiver technology not available to the Company under reasonable terms and conditions, the Company's business and results of operations would be materially and adversely affected.

         The following table lists the principal products currently under development along with their description and expected application:


Product                   Description                                         Applications
-------                   -----------                                         ------------

LiteLine TM ADSL Modem    Customer premise equipment that is connected to a   Enables residential and small office
.......................    telephone line that has been configured to          home office (SOHO) customers of ADSL
.......................    provide Asymmetrical Digital Subscriber Line        service to connect a PC to the ADSL
.......................    (ADSL and ADSL2+ once available) service from the   service for basic high speed Internet
.......................    telephone company. The LiteLine is a                access with routing and security
.......................    plug-and-play device that offers Network Address    protection all in one box.
.......................    Translation (NAT) routing and a built-in
.......................    firewall.  NAT is a method of connecting multiple
.......................    computers to the Internet (or any other IP
.......................    network) using one IP address.  NAT routing also
.......................    provides security for devices on the local area
                          network (LAN).

ProLine TM   ADSL         Similar in all ways to the LiteLine, the ProLine    In addition to providing the same
Modem/NAT Router......    provides the added benefit of allowing remote       applications as the LiteLine, the
.......................    diagnostics, maintenance, software upgrades and     ProLine offers service providers the
.......................    other remote services.                              ability to provide customers a higher
.......................                                                        level of service and performance than
                                                                              the LiteLine product.

UltraLineTM   Home DSL    A full-featured, high-performance multi-port DSL    Offers users the ability to utilize
Router................    router designed with sophisticated software         multiple broadband applications and
.......................    intelligence and remote management capabilities     manage service quality and security
.......................    for  broadband networking  multi-user environment.  preferences.
.......................

VersaLink  TM  Gateway    A fully featured, versatile gateway device that     Enables residential, SOHO, and small
.......................    offers wired, 802.11g WiFi wireless and optional    businesses to network their broadband
.......................    VersaLink(TM)fiber access for home or small         services to multiple PCs and other
.......................    businesses.                                         computing devices with wired and
                                                                              wireless access.

TriLink(TM)DSL and        Integrated Access Devices (IADs) that provide       Provides customers the ability to
TriLink(TM)Ethernet VoIP  Voice over Internet Protocol (VoIP)                 connect standard telephones to the
products                  communications.  TriLink DSL contains an            Internet to complete telephone calls
.......................    integrated DSL modem while the TriLink Ethernet     using standard VoIP protocols over a
.......................    connects to the Internet using an existing DSL      broadband DSL connection.
.......................    modem. Both products provide for the simultaneous
.......................    transmission of VoIP and data traffic.              .
.......................

EnVoy Service             A standards based, Westell hosted service           Allows Service Providers to offer
Management                ("managed service")designed to provide remote       firewall security, automated
System TM                 management and diagnostic capabilities used by      installation and maintenance, software
.......................    Service Providers, to deliver premium broadband     upgrades and entertainment
.......................    services to their subscribers.                      applications to products that are
.......................                                                        compliant with industry standards for
.......................                                                        remote management.



         The Company currently anticipates that it will generate revenue from the products listed in the above table in fiscal year 2005 and fiscal year 2006. However, there can be no assurance that the Company will be able to introduce such products as planned.

CUSTOMERS

         The Company's principal customers historically have been large Regional Bell Operating Companies (RBOCs) within the United States. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, the U.S. federal government, Internet service providers, and business enterprises. Revenues from international customers represented approximately $15.5 million, $11.3 million and $6.3 million of the Company's revenues in fiscal 2002, 2003 and 2004, respectively, accounting for 6.5%, 5.4% and 2.7% of the Company's revenues in such periods.

         The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 66.4%, 75.1% and 76.8% of the Company's revenues in fiscal 2002, 2003 and 2004, respectively. Sales to the Company's largest three customers, Verizon, BellSouth and SBC accounted for 43%, 18% and 13% of the Company's revenues in fiscal 2004, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs, and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake the internal production of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

         The Company's contracts with its major customers are primarily pricing and product specification agreements that do not require a specific level of quantities to be purchased. Each customer provides the Company with purchase orders for units on an as-needed basis.

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

         The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, the Company's traditional NSA products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company's CNE products are sold directly to telephone carriers and to Internet Service Providers who provide DSL services. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

         The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products in the local access network and often longer for products based on new technologies. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for approval.

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

         Marketing Trial. Emerging products are tested for market acceptance of new applications and services. Marketing trials usually involve a greater number of systems than technical trials because systems are deployed at several locations in the telephone company's network. This stage gives telephone companies an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product from a wider range of operations personnel.

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

         The relationships that the Company establishes in this extensive process are critical in almost every case. The Company has a history of working closely with the service providers in this fashion and the Company has won numerous quality awards from a variety of customers over the past twenty years.

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

MANUFACTURING

         The Company performs the majority of its manufacturing at its facility in Aurora, Illinois. The Company is positioned to activate a subcontractor to produce CNE products if demand were to significantly increase. The Company subcontracts the production of a portion of its NSA products. Reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs.

         The Company has purchase contracts with suppliers of material components. Most purchased items are standard commercial components available from multiple suppliers. There are also single-sourced components needed to produce products. There is one single-sourced item in broadband consisting of the license to run an operating platform. There are a number of other suppliers in the market that could supply the Company with this same technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company's business. Broadband product sales accounted for 58% of revenue in fiscal 2004. All purchase contracts are short term in nature with the exception of one long-term commitment to purchase memory chips. Under this long-term agreement, the Company must purchase $13.5 million of products through December 2005 or pay a cancellation fee of $800,000. The $800,000 cancellation fee is reduced as the Company meets purchase milestones. It was determined in fiscal 2002 that this purchase commitment would more than likely not be met and the Company therefore accrued for the cancellation fee. As of March 31, 2004 the Company had fulfilled $7.5 million of the $13.5 million obligation and the cancellation fee was reduced to $500,000. The remaining cancellation fee of $500,000 is accrued. Suppliers may terminate unfulfilled contracts without penalty that are outside of contractual time periods.

         A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Westell's domestic Manufacturing Processes are also registered to TL9000, as well as to ISO9001:2000. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, may require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers' sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete.

COMPETITION

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the rapidly changing markets for broadband products. Westell's primary competitors vary by market segment. The Company's principal competitors with respect to its NSA products are HyperEdge Corporation, ADC Telecommunications and Pulsecom. The Company's principal competitors with respect to its CNE broadband products are primarily Siemens Information and Communication Network Inc. (Efficient), Netopia Inc., 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., ActionTec Electronics Inc. and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company's competitors are significantly larger and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time to market and the ability to react quickly to market changes resulting from U.S. based operations including manufacturing and product development. The Company expects that new competitive pressure from Asian based manufactures will continue downward pressure on pricing.

         Additional competition is seen from products that increase the efficiency of digital transmission over copper wire such as fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2003, 16.0 million customers used cable modems in the U.S. in contrast to 8.5 million DSL subscribers. By 2008, the Yankee Group, a service that provides industry trend data, is forecasting there to be 35.8 million cable modem users in the U.S. versus 21.0 million DSL users in the U.S. resulting in a 37% market share for DSL modems. In addition, the deployment of products and technologies for copper wire may also reduce the demand for other products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S. reduces telephone companies' need for T-1 repeaters, which results in a decrease in demand for Westell's more traditional T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed NSA transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See the risk factor captioned "Our products face competition from other existing products, products under development and changing technology, and if we do not remain competitive, our business will suffer and we may not remain profitable".

TELECONFERENCE SERVICES

         Conference Plus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. Conference Plus is an 91.5% owned subsidiary of Westell and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois and a facility in Dublin, Ireland. Conference Plus services generated $48.5 million, $41.8 million and $45.3 million in revenues in fiscal 2002, 2003 and 2004, respectively.

         In June 2002, the Company retained Robert W. Baird & Company to act as an advisor on a possible divestiture of the Company's services subsidiary, Conference Plus, Inc. At this time, the Company is not actively pursuing any divestiture but may do so in the future if the divestiture fits into the Company's strategic plans and adequate consideration can be obtained.

         Conference Plus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of voice, video or data such as graphs or spreadsheets. Conference Plus offers conference call services that can include a blend of audio, graphics, spreadsheets or other documents that can be carried over and archived on the Internet to enhance the traditional voice conference call. By enabling the sharing of this blend of information, Conference Plus can help organizations increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconference and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

         Conference Plus is distinguished by three strategies:

         o        Diverse Distribution Channels
         o        State-of-the-Art Network and Integrated Systems
         o        International Reach

         DIVERSE DISTRIBUTION CHANNELS

                  Conference Plus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. A majority of Conference Plus' revenues come from indirect commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio, web and video teleconferencing services to maintain continuity, save costs and focus on their core competencies. By selling into indirect or resale customers, Conference Plus effectively increases the size of their sales organization without incurring the expense necessary with a direct sales force.

         Conference Plus also sells its services directly to Fortune 1000 companies through its National Accounts Sales force. This area continues to be a strong part of the of Conference Plus's business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue distribution. The deployment of this strategy is designed to improve the recognition of the Conference Plus brand, which has strategic long term benefits to the Company.

         STATE OF THE ART NETWORK AND INTEGRATED SYSTEMS

         A critical part of Conference Plus' approach is its state of the art network and integrated systems. Conference Plus has a state of the art network infrastructure that enables it to take advantage of the relationships it has with major telecommunications providers to provide quality service. Conference Plus has a unique architecture that allows customers have access to all of the Conference Plus bridge and network capacity during any of their conference calls or meetings.

         Conference Plus has built an integrated reservations, scheduling and billing system called Conferencing and Reservation Billing System ("CRBS") that is a significant differentiator in the conferencing market. The CRBS system allows Conference Plus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated in the operational environment from the point of reservation through the billing process. This integration allows Conference Plus to enjoy scale advantages and to be able to provide resale service to its customers.

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

         Conference Plus' indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, Conference Plus. Conference Plus depends on two customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on Conference Plus's business. Prior to selling its services, the Company must undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

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

         In addition, the Telecommunications Act of 1996 permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. See "Risk Factors".

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 28 patents and has an additional 22 U.S. patents pending relating to its NSA and CNE products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

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

EMPLOYEES

         As of March 31, 2004, the Company had 880 full-time employees. Westell's domestic equipment manufacturing business had a total of 581 full-time employees, consisting of 143 in sales, marketing, distribution and service, 87 in research and development, 319 in manufacturing and 32 in administration. Conference Plus had a total of 269 full-time employees. Westell Limited had a total of 30 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

ACCESS TO SEC REPORTS AND CORPORATE GOVERNANCE MATERIALS

         The Company makes available free of charge through its website, www.westell.com:

     o an automatic link to the SEC's website for the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission; and

     o    the Company's Audit Committee Charter and its Code of Business
          Conduct.

 The Company's website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

                                  RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this Form 10-K. If any of the following risks occurs, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline.


WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

        In the past, due to our significant ongoing investment in DSL and other new technology, we have incurred losses through fiscal 2002. Through fiscal 2002, we have incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. The Company had an accumulated deficit of $287 million as of March 31, 2004.

         We believe that our future revenue growth and profitability will depend on:

     o    creating sustainable product and service sales opportunities;
     o lowering our CNE and NSA product costs through design and manufacturing enhancements and volume efficiencies;
     o    developing new and enhanced products and services; and

         In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest heavily in research and development and sales and marketing, which could adversely affect our short-term operating results. We can offer no assurances that we will remain profitable in the future.

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

        There is no guaranty that we will be able to secure significant additional business and reduce per unit costs that we have factored into our forward priced products. As a result, we could incur low or negative margins in connection with sales of forward priced products even if our unit volume increases. Low margins from our sales of products and services could result in fluctuations in our quarterly operating results and would materially and adversely affect our profitability and ability to implement our business goals.

OUR PRODUCTS FACE COMPETITION FROM OTHER EXISTING PRODUCTS, PRODUCTS UNDER DEVELOPMENT AND CHANGING TECHNOLOGY, AND IF WE DO NOT REMAIN COMPETITIVE, OUR BUSINESS WILL SUFFER AND WE WILL NOT REMAIN PROFITABLE.

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

         New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. Further, we believe that the domestic market for many of our traditional T-1 products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. For example, our Network Interface Unit product revenue decreased 16.7% in fiscal 2003 and an additional 15.8% in fiscal 2004. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products, such as T-1 and DSL, and to successfully develop and market new products.

         In addition, our current product offerings primarily enable telephone companies to deliver communications over copper telephone wires in the local access network. Telephone companies also face competition in the delivery of digital communications from cable operators, new telephone companies, and wireless service providers. If end users obtain their high-speed data transmission services from these alternative providers, then the overall demand for our DSL products will be impaired.

         To remain competitive, we must develop new products to meet the demands of these emerging transmission media and new local access network providers. Our business would be severely harmed if our products become obsolete or fail to gain widespread commercial acceptance due to competing products and technologies.

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

         Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, it would take us at least nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay would materially adversely affect our business and operating results.

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

         We may experience delays in the receipt of key components which could result in delays in related product deliveries. There is no guarantee that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

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

WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE, DEVELOP AND SELL NEW PRODUCTS IF WE FAIL TO RETAIN KEY PERSONNEL AND HIRE ADDITIONAL KEY PERSONNEL.

         Because of our need to continually evolve our business with new product developments and strategies, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand to these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition we do not have non-compete contracts with most of our employees. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and develop new products and implement our business goals.

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

         We expect continuing competition as the DSL market continues to evolve. Because we are significantly smaller than many of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a telephone company's business than we do.

         We expect continued aggressive tactics from many of our competitors such as:

     o    Forward pricing of products;
     o    Early announcements of competing products;
     o Bids that bundle DSL products with other product and service offerings; and
     o    Intellectual property disputes.

OUR LACK OF BACKLOG MAY AFFECT OUR ABILITY TO ADJUST TO AN UNEXPECTED SHORTFALL IN ORDERS.

         Because of customer ordering demands we generally ship products within a short period after receipt of an order, we typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based on anticipated future revenues and are relatively fixed in the short-term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS WHO ARE ABLE TO EXERT A HIGH DEGREE OF INFLUENCE OVER US AND LOSS OF A MAJOR CUSTOMER COULD ADVERSELY IMPACT OUR BUSINESS.

         We have and will continue to depend on the large Regional Bell Operating Companies as well as other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 66.4%, 75.1% and 76.8% of our revenues in fiscal 2002, 2003 and 2004, respectively. Consequently, our future success will depend upon:

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

         Conference Plus's customer base is very concentrated as its top ten customers represent a large portion of total revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus's customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus's customers will not bring some portion or all of their conferencing and meeting services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow its customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO THE RISKS OF CONDUCTING BUSINESS OUTSIDE THE UNITED STATES.

         International revenues represented 6.5%, 5.4% and 2.7% of our revenues in fiscal 2002, 2003 and 2004, respectively. Because Conference Plus has expanded its conference call business in Europe by opening offices in Dublin, Ireland, and because of our intention to expand our broadband products in Europe we believe that our exposure to international risks may increase in the future. These risks include:

     o    foreign currency fluctuations;
     o    tariffs, taxes and trade barriers;
     o    difficulty in accounts receivable collection;
     o    political unrest; and

     o burdens of complying with a variety of foreign laws and telecommunications standards.

         The occurrence of any of these risks would impact our ability to increase our revenue and remain profitable, or could require us to modify significantly our current business practices.

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

POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES COULD ADVERSELY AFFECT OUR ABILITY TO REMAIN PROFITABLE.

         Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to seven years. In addition, our supply contracts with our major customers typically require us to accept returns of products or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guaranty that our products will not suffer from defects or other deficiencies. Although historically we have not experienced material problems with product defects, recalls, returns or indemnification claims, if such claims exceed our reserves for such claims, our business could be harmed. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit.

INVESTORS COULD BE ADVERSELY AFFECTED BY FUTURE ISSUANCES AND SALES OF OUR SECURITIES.

        Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 53,611,329 shares of common stock outstanding as of June 1, 2004, and has the following obligations to issue additional class A common stock as of June 01, 2004:

     o options to purchase 9,331,284 shares of class A common stock, 4,396,223 of which are currently exercisable; and
     o warrants to purchase 915,000 shares of class A common stock for $1.95 per share

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

         There is no guarantee:

     o that third parties will not assert infringement claims against us in the future, and that such assertions will not result in costly litigation; or
     o that we would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

         Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of our efforts. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.

BUSINESS INTERRUPTION COULD PREVENT OUR ABILITY TO DELIVER PRODUCT AND SERVICES TO OUR CUSTOMERS AND COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations could be impacted by business interruptions such as fire, flood, power loss and other events beyond our control. We have a detailed disaster recovery plan and business interruption insurance but these may not be sufficient to fully cover losses that may occur.

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

         Any increase in competition could reduce our gross margin, require increased spending on sales and marketing, and otherwise materially adversely affect our business and operating results.

OUR PRINCIPAL STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE THAT COULD DISCOURAGE TRANSACTIONS INVOLVING A CHANGE OF CONTROL AND MAY AFFECT YOUR ABILITY TO RECEIVE A PREMIUM FOR CLASS A COMMON STOCK THAT YOU PURCHASE.

       As of June 1, 2004, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 48.7% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.4% of the voting stock. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class A common stock might otherwise receive a premium for their shares over the then-current market price.


ITEM 2.  PROPERTIES

         The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago, and leases a facility of 4,250 square feet of office space in Basingstoke, England for Westell Limited. As of March 31, 2004, the Company also leased facilities of 41,860 and 14,131 square feet in Schaumburg, Illinois and Lombard, Illinois, respectively, for Conference Plus' domestic operations. The Lombard facility was substantially closed in fiscal 2003. The Company also leases 2,000 square feet in Dublin Ireland for Conference Plus' international operations. The Aurora facility lease expires in 2017 and the lease in Basingstoke, England expires in 2005. The leases for the properties in Schaumburg and Lombard, Illinois expire in 2011 and 2008, respectively, and the lease for the facility in Dublin, Ireland expires in 2024.

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
                                                             High          Low
                                                           ---------    --------
Fiscal Year 2003
    First Quarter ended June 30, 2002..................      $1.90        $1.01
    Second Quarter ended September 30, 2002............       1.80         1.02
    Third Quarter ended December 31, 2002..............       1.85         1.10
    Fourth Quarter ended March 31, 2003................       4.50         1.15

Fiscal Year 2004
    First Quarter ended June 30, 2003..................     $10.10        $3.71
    Second Quarter ended September 30, 2003............      12.00         6.25
    Third Quarter ended December 31, 2003..............       9.40         5.50
    Fourth Quarter ended March 31, 2004................       8.75         6.32

Fiscal Year 2005
    First Quarter through June 1, 2004.................      $8.32        $4.76

         As of June 1, 2004, there were approximately 747 holders of record of the outstanding shares of Class A Common Stock and 7 holders of Class B Common Stock.


         The following table summarizes information as of March 31, 2004, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance (for more information also see Note 8 to the Consolidated Financial Statements of the Company which is incorporated herein by reference):


                                                      Equity Compensation Plan Information

                              Number of securities to   Weighted average exercise   Number of securities remaining
                              be issued upon exercise      price of outstanding      available for future issuance
                              of outstanding options,     options, warrants and          (excluding securities
Plan category                   warrants and rights               rights            reflected in the first column)
---------------------------- -------------------------- --------------------------- --------------------------------
Equity compensation plans
approved by security                         7,759,762                       $6.00                          818,875
holders

Equity compensation plans
not approved by security                     1,776,923                        2.61                               --
holders*
                             -------------------------- --------------------------- --------------------------------

Total                                        9,536,685                       $5.37                          818,875

                             ========================== =========================== ================================

*Reflects non-qualified stock options of Class A Common Stock granted to E. Van
Cullens and one other employee in fiscal 2002. 1.1 million of these options vest over a four-year period with 25% vesting per year. The remainder are performance based and vest at the earlier of achievement of certain performance goals or eight years. The strike price on 0.9 million, 0.4 million and 0.4 million and
0.1 million of the options is $1.95, $2.00, $5.00 and $1.32 per share, respectively.


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data as of March 31, 2000, 2001, 2002, 2003 and 2004 and for each of the five fiscal years in the period ended fiscal year 2004 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP for fiscal year 2000 and by Ernst & Young LLP for fiscal years 2001 through 2004. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.


                                                                         Fiscal Year Ended March 31,*
                                                    -------------------------------------------------------------------
                                                           2000        2001        2002         2003       2004
                                                          ------      ------      ------       -----      -----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues.............................................  $120,993    $361,477    $239,823      $210,021    $235,739
Cost of goods sold...................................    89,969     331,319     205,793       146,261     155,998
                                                       --------    --------    --------      --------    --------
     Gross margin....................................    31,024      30,158      34,030        63,760      79,741
                                                       --------    --------    --------      --------    --------
Operating expenses:
  Sales and marketing................................    15,338      30,323      19,883        16,017      20,242
  Research and development...........................    10,789      33,308      22,444        16,483      17,385
  General and administrative.........................    14,003      24,254      24,028        17,513      17,506
  Goodwill and intangible amortization ..............     1,326      31,832      25,560         1,766       1,455
  Goodwill impairment ...............................      --           --       97,500            --        --
  Restructuring charge ..............................       550       1,700       6,258         1,678         698
                                                       --------    --------    --------      --------    --------
     Total operating expenses........................    42,006     121,417     195,673        53,457      57,286
                                                       --------    --------    --------      --------    --------
Operating profit (loss)..............................   (10,982)    (91,259)   (161,643)       10,303      22,455
Other income, net....................................     1,412         585         172           262         615
Interest expense.....................................   (1,856)      (2,197)     (5,564)       (2,648)       (743)
                                                       --------    --------    --------      --------    --------
Income (loss) before income taxes and minority interest (11,426)    (92,871)   (167,035)        7,917      22,327
Income tax expense (benefit).........................    (3,600)      --            --            372     (12,923)
Minority Interest....................................       356         585         394           271         373
                                                       --------    --------    --------      --------    --------
Income (loss) before cumulative effect of change in
  accounting principle...............................    (8,182)    (93,456)   (167,429)        7,274      34,877
Cumulative effect of change in accounting principle..       --         (400)         --           --           --
                                                       --------    --------    --------      --------    --------
Net income (loss)....................................  $ (8,182)  $ (93,856) $ (167,429)      $ 7,274   $  34,877
                                                       ========== =========== ===========    ========   ==========
Net loss per basic share:
Income (loss) before cumulative effect of change in
  accounting principle...............................   $ (0.22)    $ (1.53)    $ (2.60)       $ 0.11      $ 0.52
Cumulative effect of change in accounting principle..        --       (0.01)       --          --          --
                                                       --------    --------    --------      --------    --------
 Net income (loss) per basic share...................   $ (0.22)    $ (1.54)    $ (2.60)       $ 0.11      $ 0.52
                                                       ========    ========   =========      ========    ========
Average number of basic common shares
   outstanding.......................................    37,658      61,072      64,317        64,925      66,858
Net income (loss) per diluted share:
Income (loss) before cumulative effect of change in
  accounting principle...............................   $ (0.22)    $ (1.53)    $ (2.60)       $ 0.11      $ 0.49
Cumulative effect of change in accounting principle..       --        (0.01)       --           --        --
                                                       --------    --------    --------      --------    --------
 Net income (loss) per diluted share.................   $ (0.22)    $ (1.54)   $ (2.60)        $ 0.11      $ 0.49
                                                       ========    ========   =========      ========    ========
Average number of diluted common shares
   outstanding.......................................    37,658      61,072      64,317        65,126      70,667


                                                                              As of March 31,
                                            ----------------------------------------------------------------------------------
                                                           2000        2001        2002         2003         2004
                                                           ----        ----        ----        -----        -----
Balance Sheet Data:
Working capital......................................  $ 64,335    $ 38,778    $ 16,811       $ 7,116     $27,626
Total assets.........................................   342,570     315,139     126,153       109,474     129,781
Current debt.........................................     1,633         103      11,186        17,057       3,416
Total debt...........................................     2,750      28,554      50,655        34,817       3,742
Total stockholders' equity...........................   279,663     197,825      36,273        43,493      91,765

 * Fiscal years 2001, 2002, 2003 and 2004 results reflect the acquisition of Teltrend Inc. which occurred in March 2000.



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

         The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Network Service Access (NSA) product lines, particularly the sale of Network Interface Unit
(NIU) products and related products. NIU products accounted for approximately 21%, 20% and 15% of revenues in fiscal years 2002, 2003 and 2004, respectively. The Company introduced its first DSL products in fiscal 1993 and these products accounted for approximately 38%, 48% and 57% of revenues in fiscal 2002, 2003 and 2004, respectively. NIU products and DSL products are the two major products within the Company's telecom equipment business. Telecom equipment constituted approximately 80%, 80% and 81% of revenues in fiscal 2002, 2003 and 2004, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 20%, 20% and 19% of revenues in fiscal 2002, 2003 and 2004, respectively.

         The Company has two reportable segments. These segments are strategic business units that are managed separately because each business requires different technologies and market strategies. They consist of:

1) A telecommunications equipment manufacturer of local loop access products, which include Broadband Consumer Network Equipment (CNE) products and Network Service Access (NSA) products. NSA products are primarily Network Interface Unit (NIU) products and CNE products are primarily DSL products; and
2) A multi-point telecommunications service bureau operated through the Company's subsidiary Conference Plus, Inc. Conference Plus, Inc. specializes in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

Below is a table that compares annual revenue from the Company's two reportable segments and the two main equipment product groups.


                                      Fiscal        % of          Fiscal         % of          Fiscal         % of
                                        2002     revenue            2003      revenue            2004      revenue
                                -------------   ---------    ------------    ---------    ------------    ---------
CNE equipment..................    $ 105,011         44%       $ 111,146          53%       $ 135,704          58%
NSA equipment..................       86,291         36%          57,070          27%          54,736          23%

                                -------------   ---------    ------------    ---------    ------------    ---------
   Total equipment segment.....      191,302         80%         168,216          80%         190,440          81%

   Services segment............       48,521         20%          41,805          20%          45,299          19%

                                -------------                ------------                 ------------
      Total revenue............    $ 239,823                   $ 210,021                    $ 235,739
                                =============                ============                 ============


         The Company reached profitability and positive cash flow from operations for the first time as a public company in fiscal 2003. In fiscal 2004, the Company improved its profitability primarily due to gains achieved from volume efficiencies, productivity improvements and favorable component pricing in the CNE product line of the equipment segment of the business. The Company continues to experience pricing pressures in both product segments. The transition to higher speed digital transmission services continued to negatively impact the NSA product line of the equipment segment.

         The Company expects revenue and earnings per share in the quarters ending June 30, 2004 and September 30, 2004 to be lower than the revenue and earnings per share recorded in the quarter ended March 31, 2004. The Company believes this expected reduction in revenue and earnings per share is the result of entering into a long-term pricing agreement, increased coordination with the customer to lower the customer's inventory levels, and seasonally in the equipment segment of the business. The Company anticipates that revenues should begin to increase again in the third fiscal quarter.

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

         The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and managed services. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years as telephone companies continue to move to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

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

         Valuation Allowance for Deferred Tax Assets
The company has significant deferred tax assets that resulted primarily from historically generated net operating losses. A valuation allowance has been provided for a portion of these deferred tax assets that management believes it is more likely than not that these assets will not be utilized. The Company accesses the realizability of deferred tax assets through an analysis of projected future taxable income. Estimates of future taxable income is comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations less tax differences including expected stock option deductions.

         Goodwill and Intangibles
         Under new accounting rules, which became effective in fiscal 2003, goodwill and other indefinite-lived intangibles are no longer amortized but subject to annual impairment tests. The Company determined that it operated in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes the comparison of its market capitalization and third party appraisal of its telecom services reporting unit to book value as an indicator of potential impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2004. These tests showed no impairment of goodwill. On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

         Software Development
         The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, other Otherwise Marketed. The Company reviews software development to determine when technological feasibility is reached. At such time, development costs will be capitalized as intangible assets. These intangible assets will be amortized over the product life once the product is available for customer use. At of March 31, 2004, the Company did not have any capitalized costs.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:



                                                                      Fiscal Year Ended March 31,
                                                                      ---------------------------

                                                                     2002         2003       2004
                                                                     ----         ----       ----

Equipment.......................................................     79.8%         80.1%     80.8%
Services........................................................     20.2          19.9      19.2
                                                                   -------       ------  ---------
  Total revenues................................................    100.0         100.0     100.0

Cost of equipment...............................................     73.4          56.7      54.9
Cost of services................................................     12.4          12.9      11.3
                                                                     ----        ------     ------
  Total cost of goods sold......................................     85.8          69.6      66.2
                                                                     ----         -----     ------

    Gross margin................................................     14.2          30.4      33.8
                                                                     ----         -----    ------

Operating expenses:
  Sales and marketing...........................................      8.3           7.6       8.6
  Research and development......................................      9.4           7.8       7.4
  General and administrative....................................     10.0           8.3       7.4
  Goodwill and intangible amortization..........................     10.6           0.8       0.3
  Goodwill and intangible impairment............................     40.7           0.0       0.0
  Restructuring charge..........................................      2.6           0.8       0.6
                                                                      ---       -------      ------

     Total operating expenses...................................     81.6          25.3      24.3
                                                                     ----         -----     -----

Operating income (loss) ........................................    (67.4)          4.9       9.5
Other income, net...............................................      0.1           0.1       0.3
Interest expense................................................     (2.3)         (1.3)     (0.3)
                                                                      ----       -------   -------

Income (loss) before income taxes and minority interest.........    (69.6)          3.8       9.5
Income tax expense (benefit)....................................      0.0           0.1      (5.5)
Minority interest...............................................      0.2           0.1       0.2

Net income (loss)...............................................    (69.8)%         3.5%     14.8%
                                                                    =======      =======  ========


FISCAL YEARS ENDED MARCH 31, 2002, 2003 AND 2004

         Revenues. Revenues were $239.8 million, $210.0 million and $235.7 million in fiscal 2002, 2003 and 2004, respectively. Revenues decreased 12.4% in fiscal 2003 from the preceding year. The fiscal 2003 decrease of $29.8 million was primarily due to a 12% decrease in revenue in the equipment segment of the business. In the equipment segment, NSA product revenue decreased $29.2 million due to reduced demand resulting from the economic downturn in the telecommunications industry. The decrease in NSA revenue was offset by a $6.1 million increase in CNE revenue due primarily to an 87% increase in unit volume offset in part by a 44% decrease in average selling price. Service revenue decreased $6.7 million or 13.8% in fiscal 2003 compared to fiscal 2002 due to a reduction in call minutes resulting from the economic downturn and the loss of one major customer that resulted in a $6.3 million revenue reduction. This was offset in part by customers choosing to hold meetings using teleconference services instead of traveling because of war and health concerns around travelling to locations with outbreaks of communicable diseases and terrorist threats. In fiscal year 2004, revenue increased 12.2%. Revenue in the equipment segment increased 13.2% or $22.2 million. In the equipment segment, the Company's CNE product revenue increased 22.1% or $24.6 million due primarily to 45% higher unit sales offset in part by a 28% decline in the average per unit price. Revenue from NSA products, which are also in the equipment segment, decreased 4.1% or $2.3 million of which $3.2 million was due to lower unit sales and lower selling prices offset in part by an $875,000 contractual settlement from a customer. Services revenue increased 8.4% or $3.5 million due to an increase in call minuets.

         Gross Margin. Gross margin was $34.0 million, $63.8 million and $79.7 million and gross margin as a percentage of revenues was 14.2%, 30.4% and 33.8% in fiscal 2002, 2003 and 2004, respectively. Gross margin in the equipment segment was $15.1 million, $49.1 million and $61.0 million and gross margin as a percentage of revenues was 7.9%, 29.2% and 32.0% in fiscal 2002, 2003 and 2004, respectively. The fiscal 2002 gross margin in the equipment segment was negatively effected by adjustments to record inventory at net realizable value and charges for excess and obsolete inventory of $13.9 million. The improved gross margin in fiscal 2003 was primarily due to reduced per unit material, labor, and handling costs, particularly in the CNE product group in the equipment segment that resulted from economies of scales as unit volume increased 87% and engineering design changes. The fiscal 2003 gross margin in the equipment segment was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. The fiscal 2004 equipment gross margin was positively impacted by an $875,000 contractual settlement that had no corresponding cost of sales as well as reduced per unit material, labor, and handling costs, particularly in the CNE product group that resulted from a 45% increase in unit volume. Gross margin in the services segment was $18.9 million, $14.7 million and $18.7 million and gross margin as a percentage of revenues was 38.9%, 35.1% and 41.3% in fiscal 2002, 2003 and 2004, respectively. Services margin in fiscal year 2002 contained a $1.2 million benefit for a contract resolution of a disputed expense with a supplier. This benefit attributed in part to the reduction in services margin in fiscal year 2003, which was also negatively impacted by a $6.7 million reduction in revenue. Services margin improved in fiscal year 2004 due to increased revenue of $3.5 million and lower long distance rates, offset in part by a $775,000 charge for the early termination of a purchase contract, which was recorded in the December quarter. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

         Sales and Marketing. Sales and marketing expenses were $19.9 million, $16.0 million and $20.2 million in fiscal 2002, 2003 and 2004, respectively, constituting 8.3%, 7.6% and 8.6% of revenues, respectively. In fiscal 2003, sales and marketing expenses decreased by $3.9 million or 19.4% from the previous year. Sales and marketing expenses in the equipment segment decreased $3.5 million which resulted primarily from decreased technical support related expenses of $1.5 million, a reduction in employee related expenses of $1.2 million and a reduction in warranty reserves by $874,000 resulting from actual warranty costs being less than estimated at the end of fiscal 2002. Sales and marketing expenses increased by $4.2 million in fiscal 2004. The equipment segment sales and marketing expenses increased $2.4 million due to increases in employee related expenses. The services segment sales and marketing expenses increased $1.8 million due to an increase in the number of sales and marketing employees. This increased expense is expected to continue in fiscal 2005. The

Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company is planning to increase sales and marketing expense in the equipment segment of the business to sell its CNE equipment in Europe.

         Research and Development. Research and development expenses were $22.4 million, $16.5 million and $17.4 million in fiscal 2002, 2003 and 2004, respectively, constituting 9.4%, 7.8% and 7.4% of revenues, respectively. Research and development expenses are incurred primarily in the equipment segment of the business. In fiscal 2003, research and development decreased by $5.9 million or 26.3% from the prior year. This decrease was due primarily to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses, and other cost-cutting measures that were taken as a result of the economic downturn in the telecommunications industry. Research and development expenses increased by $900,000 in fiscal 2004. The increase is due primarily to increases in employee related expenses and increases in outside consulting offset in part by lower depreciation expense. The Company received $2.0 million from customers to fund engineering projects in fiscal 2002. There were no customer funded engineering projects in fiscal 2003 or fiscal 2004. The Company believes that research and development expenses will increase in fiscal year 2005 as the Company continues to expand its product offering to include networking, wireless, managed services and other broadband applications.

         General and Administrative. General and administrative expenses were $24.0 million, $17.5 million and $17.5 million in fiscal 2002, 2003 and 2004, respectively, constituting 10.0%, 8.3% and 7.4% of revenues, respectively. In fiscal 2003, general and administrative expenses decreased by $6.5 million or 27.1% from the prior year primarily in the equipment segment of the business. The decrease in general and administrative expenses was primarily due to the fiscal 2002 reorganizations, which reduced employee related expenses and outside consulting expenses. In fiscal 2004, general and administrative expenses were flat overall. There was a decrease of $800,000 in the services segment of the business and an increase of $800,000 in the equipment segment of the business. The increase in the equipment segment resulted from increased employee related expenses. The decrease in the service segment resulted from lower sales and use tax expenses and bad debt expense.

         Goodwill and intangible amortization. Intangible assets include goodwill, synergistic goodwill and product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common shares valued at $213.6 million. Goodwill and intangible amortization expense decreased from fiscal 2002 to fiscal 2003 due to adoption of the Statements of Financial Accounting Standards (SFAS) 142 issued by the Financial Accounting Standards Board (FASB). Under the new rules, goodwill and other indefinite lived intangibles are no longer amortized but are subject to annual impairment tests. The Company performed the first impairment test as of April 1, 2002 and its annual impairment review during the fourth quarter of fiscal 2003 and fiscal 2004 with no write down required.

         Goodwill and intangible impairment. After the fiscal 2002 reorganizations, and given the current and expected market conditions in the NIU and low-speed digital data products portion of the business acquired from Teltrend, it became apparent that the goodwill acquired with the Teltrend acquisition was impaired. In accordance with its policies, the Company completed an evaluation of the fair value of the Teltrend long-lived assets (including goodwill) during the quarters ended December 31, 2001 and March 31, 2002. The Company reported non-cash charges of $90.5 million and $7.0 million, respectively, to reduce the carrying value of recorded goodwill and intangibles related to the Teltrend acquisition to their estimated fair value.

         Restructuring charge. The Company recognized a restructuring charge of $6.3 million in fiscal 2002. These charges included personnel, facility and certain development contract costs. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2004, all of the fiscal 2002 restructuring costs had been paid.

          The Company recognized a net restructuring expense of $1.7 million in fiscal 2003 consisting of a charge of $2.6 million offset by the $.09 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. As of March 31, 2004, the Company paid approximately $1.3 million of these accrued restructuring costs leaving a balance of $1.3 million which will be paid out over the next four years.

         The Company recognized a restructuring expense of $698,000 in fiscal 2004. This restructuring resulted from discontinuing a product at Westell Limited. The result was a workforce reduction of approximately 14 employees. All of these costs will be paid in fiscal 2005.

         A table which summarizes the restructuring charges and their utilization can be found in Note 10 to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

         Other income, net. Other income, net was $172,000, $262,000 and $615,000 for fiscal years 2002, 2003, and 2004, respectively. Other income, net was primarily comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

         Interest Expense. Interest expense was $5.6 million, $2.6 million and $743,000 for fiscal 2002, 2003 and 2004, respectively. The decrease in interest expense during each year is a result of lower obligations outstanding during the period under promissory notes, capital leases and vendor debt.

         Income Taxes. No income tax was recorded in fiscal year 2002. An income tax charge of $372,000 was recorded in fiscal 2003 due to the results on an Internal Revenue Service audit on Teltrend Inc. for pre-acquisition periods. As of March 31, 2004 the Company has approximately $5.2 million in income tax credit carry forwards and a tax benefit of $67.0 million related to a net operating loss carryforward that is available to offset future taxable income. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012. The Company recorded valuation allowances of $21.4 million in fiscal 2002 which represents the amount that the deferred tax benefit exceeded the value of the tax planning strategy available to the Company. In fiscal 2003, the Company's deferred tax assets decreased primarily due to the reduction of inventory reserves. As such, the Company reduced its valuation allowances by $11.5 million as less valuation allowances were required to record the net deferred tax assets at an amount realizable by the company's tax planning strategy. The benefit for income taxes of $12.9 million for fiscal year 2004 resulted from a current tax provision of $5.7 million and a reduction of deferred tax assets of $4.4 million offset by a reduction in the valuation allowance against the deferred tax assets in the amount of $23.0 million. The Company reduced the valuation allowance in the fourth quarter of fiscal 2004 to reflect the $4.4 million reduction in the deferred tax asset and to reflect management's belief, based in part on the Company's return to profitable operations in fiscal 2003 and 2004, that it is more likely than not an additional $18.6 million of these deferred tax assets will be realized through the generation of future taxable income. Estimates of future taxable income are comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations less tax differences including expected stock option deductions.


         Minority Interest. Minority interest expense was $394,000, $271,000 and $373,000 in fiscal years 2002, 2003 and 2004 respectively. Minority interest expense results from the elimination of profits at 91.5% owned subsidiary, Conference Plus Inc.

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


                                                                 Quarter Ended
                     ------------------------------------------------------------------------------------------------
                                               Fiscal 2003                                              Fiscal 2004
                     ------------------------------------------------------------------------------------------------

                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,  Mar. 31,
                                  2002     2002        2002       2003       2003      2003        2003      2004
                                  ----     ----        ----       ----       ----      ----        ----      ----
                                                                   (in thousands)
Equipment .................    $39,030 $46,235      $39,121  $43,830      $43,707    $46,921   $49,203   $50,609
Services...................     10,775   9,936       10,082   11,012       11,580     11,455    10,775    11,489
                               ------- -------      -------  -------      -------    -------   -------   -------
   Total revenues..........     49,805  56,171       49,203   54,842     55,287       58,376    59,978    62,098

Cost of equipment..........     28,956  32,717       28,181   29,295       28,262     32,568    33,167    35,416
Cost of services...........      6,838   6,984        6,577    6,713        6,754      6,783     7,693     5,355
                               ------- -------      -------  -------      -------    -------   -------   -------
   Total cost of goods sold     35,794   39,701       34,758   36,008       35,016    39,351     40,860       40,771
                               ------- -------      -------  -------      -------    -------   -------   -------
     Gross margin..........     14,011  16,470       14,445     18,834     20,271     19,025    19,118    21,327
                               ------- -------      -------  -------      -------    -------   -------   -------

Operating expenses:
  Sales and marketing......      4,333   4,615        3,535    3,534        5,427      4,783     4,647    5,385
  Research and
    development............      3,446   4,178        4,097    4,762        4,436      4,321     3,874    4,754
  General and
    administrative.........      4,651   4,126        3,486    5,250        5,134      4,335     4,545    3,492
  Goodwill and intangible
    amortization...........        389     389          389      599          363        364       364      364
   Restructuring charge....       --     1,742          180      (244)       --           --      --        698
    Total operating
      expenses.............     12,819  15,050       11,687   13,901       15,360     13,803    13,430   14,693
                               ------- -------      -------  -------      -------    -------   -------   -------
Operating income ..........      1,192   1,420        2,758    4,933        4,911      5,222     5,688    6,634
                               ------- -------      -------  -------      -------    -------   -------   -------

Other income (expense), net        182       (3)         83      --          156          35       212      212
Interest expense...........      (783)   (685)       (517)     (663)      ( 359)      (197)      (127)     (60)
                               ------- -------      -------  -------      -------    -------   -------   -------

Income before taxes and
   minority interest.......        591     732        2,324    4,270        4,708      5,060     5,773    6,786

Income tax expense (benefit)      --      --          --         372         --        --        --      (12,923)
Minority interest..........        132      (64)         66      137          111        121        23      118

Net income.................     $  459     $796      $ 2,258  $ 3,761     $ 4,597      $4,939   $ 5,750  $19,591
                                ======    ======    =======  =========   ========     ======   =======  =========

Net income per common share:
   Basic...................      $0.01     $0.02      $0.03      $0.06      $0.07      $0.07     $0.09      $0.29
   Diluted.................      $0.01     $0.02      $0.03      $0.06      $0.07      $0.07     $0.08     $0.27




                                                                 Quarter Ended
                     ------------------------------------------------------------------------------------------------
                                               Fiscal 2003                                              Fiscal 2004
                     ------------------------------------------------------------------------------------------------
                              June 30, Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,   Mar. 31,
                               2002      2002       2002      2003        2003       2003      2003       2004
                               ----      ----       ----      ----        ----       ----      ----       ----

Equipment....................    78.4%      82.3%      79.5%      79.9%      79.1%    80.4%      82.0%    81.5%
Service....................      21.6       17.7       20.5       20.1       20.9     19.6       18.0     18.5
                                -----      -----      -----      -----      -----    -----      -----    -----
  Total revenues...........     100.0      100.0      100.0      100.0      100.0    100.0      100.0    100.0

Cost of equipment sales....      58.1       58.2       57.3       53.4       51.1     55.8       55.3     57.0
Cost of services...........      13.7       12.4       13.3       12.3       12.2     11.6       12.8      8.6
                                -----      -----      -----      -----      -----    -----      -----    -----
Total cost of goods sold...      71.9       70.7       70.6       65.7       63.3     67.4       68.1     65.6
                                -----      -----      -----      -----      -----    -----      -----    -----
  Gross margin.............      28.1       29.3       29.4       34.3       36.7     32.6       31.9     34.4
                                -----      -----      -----      -----      -----    -----      -----    -----

Operating expenses:
  Sales and marketing......       8.7        8.2        7.2        6.4        9.8      8.2        7.7      8.7
  Research and
    development............       6.9        7.4        8.3        8.7        8.0      7.4        6.5      7.7
  General and
    administrative.........       9.3        7.3        7.1        9.6        9.3      7.4        7.6      5.6
  Goodwill and intangible
    amortization...........       0.8        0.7        0.8        1.1        0.7      0.6        0.6      0.6
 Restructuring charge......       0.0        3.1        0.4       (0.4)       0.0      0.0        0.0      1.1
                                -----      -----      -----      -----      -----    -----      -----    -----

    Total operating
      expenses.............      25.7       26.8       23.8       25.3       27.8     23.6       22.4     23.7
                                -----      -----      -----      -----      -----    -----      -----    -----

Operating income...........       2.4        2.5        5.6        9.0        8.9      9.0        9.5     10.7
                                -----      -----      -----      -----      -----    -----      -----    -----
Other income (expense), net       0.4        0.0        0.1        0.0        0.3      0.1        0.4      0.3
Interest expense...........       1.6        1.2        1.0        1.2        0.6      0.3        0.2      0.1
                                -----      -----      -----      -----      -----    -----      -----    -----

Income before taxes and
  minority interest........      1.2         1.3        4.7        7.8        8.6      8.8        9.7     10.9

Income tax expense (benefit)     0.0         0.0        0.0        0.7        0.0      0.0        0.0    (20.8)
Minority interest..........      0.3        (0.1)       0.1        0.2        0.2      0.2        0.0      0.2
Net income...................     0.9%       1.4%       4.6%       6.9%       8.4%     8.6%       9.7%    31.5%
                               =======    =======    =======    =======    =======   =======    =======  =======


         The Company's quarterly equipment revenues have been on an upward trend over the past eight quarters primarily do to improvements in CNE revenues in the equipment segment of the business. Quarterly CNE revenues in fiscal 2004 grew due to increased unit sales of DSL products offset in part by lower sales prices per unit. NSA revenues decreased in fiscal 2004 and fiscal 2003 due primarily to the recession in the telecommunications industry. Conference Plus service revenues decreased in first two quarters of fiscal 2003 due to the slowing economy and the loss of one large customer. Service revenue increased in the final two quarters of fiscal 2003 and fiscal 2004 due to increased call minutes. The increase in teleconferencing minutes was due in part to customers choosing to hold meetings using teleconference services instead of traveling because of war and health concerns around traveling to locations with outbreaks of communicable diseases and terrorist threats.

         Gross margin as a percentage of revenue has varied from quarter to quarter. The September 30, 2002 equipment segment gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory that was reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. The June 30, 2003 equipment gross margin included a one-time product royalty of $1.7 million. The September 30, 2003 equipment gross margin included a $1.2 million expense to settle a customer contract obligation. The December 31, 2003 service gross margin was negatively impacted by a $775,000 charge recorded as a result of an early contract termination penalty of a long distance contract. The improvement in equipment segment gross margin in fiscal 2003 and 2004 was primarily due to reduced per unit material, labor, handling costs and overhead costs in the CNE products resulting from increased unit sales offset in part by decreased revenue per unit. The March 2004 equipment margin was also positively impacted by the $875,000 contract settlement that had no corresponding cost of sales. The Company believes continued pricing pressures affecting its equipment segment could adversely impact sales prices and margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and efficiencies within manufacturing.

         Operating expenses increased in the fiscal 2004 quarters compared to fiscal 2003 primarily due to increased spending in sales and marketing and to a lesser extent increased spending in engineering. As a percentage of revenue, operating expenses increased in the last three quarters of fiscal 2002 due to goodwill impairment and restructuring charges taken during the quarters. During fiscal 2003, quarterly operating expenses remained relatively flat except for the fourth quarter, which was impacted by the Company recording a $1.7 million bonus for selected employees and profit sharing contribution expense for all employees offset by a $782,000 reduction in warranty reserves in its equipment segment.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company had $11.2 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At March 31, 2004, the Company had nothing outstanding and $23.7 million available under its secured revolving credit facility.

         On March 31, 2004, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $5.2 million as of March 31, 2004. The $5.2 million inventory limitation is reduced by $0.1 million on the first day of each month. The amount available under the revolving credit facility at March 31, 2004 was $23.7 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on March 31, 2004 and expects to comply with these covenants for the term of the debt.

         On May 30, 2002, the Company signed two subordinated promissory notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. The notes bear interest at the prime rate plus 2.5%. As of March 31, 2004, a total of $2.6 million was outstanding under these notes. The Company expects to have this debt paid off by June 30, 2004.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of March 31, 2004, there was $626,000 outstanding under these notes.

                  The Company's operating activities used cash of $13.3 million in fiscal 2002 and generated cash of $22.7 million and $27.7 million in fiscal 2003 and 2004, respectively. Cash used by operations in fiscal 2002 resulted primarily from net losses and reductions in accounts payable in the equipment segment offset in part by net income in the services segment, non-cash depreciation and amortization and decreased inventory in the equipment segment. The decrease of inventory resulted from using inventory in fiscal 2002 that was on hand at the end of fiscal 2001. The decrease in accounts payable resulted from converting accounts payable to vendor debt in the equipment segment. Cash generated by operations in fiscal 2003 resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in inventory offset in part by reductions in accounts payable in the equipment segment. The inventory reductions were achieved by selling products throughout the year that were in inventory at March 31, 2002. Cash generated by operations in fiscal 2004 resulted primarily from net income, non-cash depreciation and amortization and tax benefit received from the exercise of employee stock options in both segments and was offset in part by the increase in deferred tax assets and inventories.

         Capital expenditures in fiscal 2002, 2003 and 2004 were $9.2 million, $3.4 million and $5.3 million, respectively. In fiscal 2003, $0.6 million of capital expenditures were financed through leases. The equipment segment capital expenditures in fiscal 2002, 2003, and 2004 were $2.3 million, $1.9 million and $4.0 million, respectively. The capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2002, 2003 and 2004 were $6.9 million, $1.5 million and $1.3 million, respectively. These expenditures were primarily for teleconference bridge equipment.

         At March 31, 2004 the Company's principle sources of liquidity were $11.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $23.7 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

Future obligations and commitments consisted of the following:


                                                           Payments due by fiscal year
                               -------------------------------------------------------------------------------------
(in thousands)                   2005        2006        2007       2008       2009     Thereafter      Total
-----------------------------  ----------  ----------  ---------  ---------  ---------  ------------  -----------
Debt and capital leases.....      $3,416       $ 326       $ --       $ --       $ --          $ --       $3,742
Purchase obligations              29,361       4,304      2,125        266         --            --       36,056
Future minimum lease
   payments for operating
   leases...................       3,810       3,258      3,075      3,067      2,910        20,458       36,578
                               ----------  ----------  ---------  ---------  ---------  ------------  -----------
Future obligations and
   commitments..............     $36,587      $7,888     $5,200     $3,333     $2,910       $20,458      $76,376
                               ==========  ==========  =========  =========  =========  ============  ===========

         Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that arise in the normal course of business operations.

         The Company had net deferred tax assets of approximately $79.7 million at March 31, 2004. The Company has recorded a valuation allowance reserve of $35.9 million to reduce the recorded net deferred tax asset to $43.8 million.

         The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The benefit for income taxes of $12.9 million for fiscal year 2004 resulted from a current tax provision of $5.7 million and a reduction of deferred tax assets of $4.4 million offset by a reduction in the valuation allowance against the deferred tax assets in the amount of $23.0 million. The Company reduced the valuation allowance in the fourth quarter of fiscal 2004 to reflect the $4.4 million reduction in the deferred tax asset and to reflect management's belief, based in part on the Company's return to profitable operations in fiscal 2003 and 2004, that it is more likely than not an additional $18.6 million of these deferred tax assets will be realized through the generation of future taxable income. Estimates of future taxable income are comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations less tax differences including expected stock option deductions. The tax planning strategy involves the potential sale of the Company's 91.5% subsidiary Conference Plus, Inc. The Company based its estimate of the value of Conference Plus Inc. on the fiscal 2003 independent valuation updated for current future expected cash flows. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

         There are no off balance sheet arrangements.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $400,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2004 The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

         As of March 31, 2004, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $485,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $74,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2004. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 44-64 of this report. The Consolidated Financial Statement schedule listed under
Item 15(a)2, is set forth on page 64 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A.  CONTROLS AND PROCEDURES


             Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2004 under the caption "Election of Directors and Section 16(a). Beneficial Ownership Reporting Compliance " which information is incorporated herein by reference.

(b)      Executive officers of the Company

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2004 under the caption "Executive Officers," which information is incorporated herein by reference.

(c) The Company has determined that the members of the Audit Committee each qualify as an "audit committee financial expert" as defined by Item 401(h) of the Regulation S-K and that each of them is "independent" as the term is used in the Item 7(d)(3)(iv) of Schedule 14A under the Securities Act of 1934 as amended except for Mel Simon who is not independent. The Audit Committee will be reconstituted with entirely independent members prior to the Annual Meeting of Stockholders to be held in September 2004.

         CODE OF BUSINESS CONDUCT

         We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to our principal executive officer, principal financial officer and principal accounting officer. The Company has filed a copy of this Code of Business Conduct at Exhibit 14.1 to this Form 10-K. This Code of Business Conduct is also publicly available on our website at www.westell.com. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2004 under the caption "Compensation of Directors and Executive Officers," and "Report of the Compensation Committee of the Board of Directors," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2004 under the caption "Ownership of the Capital Stock of the Company," which information is incorporated herein by reference. The "Equity Compensation Plan Information" required by Item 201(d) of Form 10-K is set forth in Item 5 of this form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in September 2004 under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The information required by this item is incorporated herein by reference to the section entitled "Fees to the Company's Auditors" in our Proxy Statement for the annual meeting to be held in September 2004.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The consolidated financial statements of Westell Technologies, Inc. at March 31, 2004 and 2003 and for each of the three fiscal years in the period ended March 31, 2004, together with the Report of Independent Auditors, are set forth on pages 47 through 68 of this Report.

                           The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

                  (2)      Financial Statement Schedule
                           ----------------------------

                           The following are included in Part IV of this Report for each of the years ended March 31, 2002, 2003 and 2004 as applicable:

                           Schedule II - Valuation and Qualifying Accounts - page 68

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
                           3.2      Amended and Restated By-laws laws
                                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20, 1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1     Intentionally omitted.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan. (incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           *10.9 Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens (incorporated by reference to the like numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2003).
                           *10.10 Severance Agreement between Conference Plus, Inc. and Tim Reedy (incorporated by reference to the like numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2003).

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

                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           10.25     Seventh Amendment to the Amended and
                                    Restated Loan and Security Agreement dated as of June 26, 2003 among LaSalle National Bank, the Company, Westell, Inc, Westell International, Inc. Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003).
                           14.1     Code of Business Conduct
                           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP.
                           31.1 Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                           31.2 Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                           32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
                                    Section 906 of Sarbanes-Oxley Act of 2002




                       *Management contract or compensatory plan or arrangement.

   (b)     Reports filed on Form 8-K
           -------------------------






          July 3, 2003   Transcript of interview of Chief Financial Officer with
                         CNBC on June 30, 2003.

          May 21, 2003   Press release announcing earnings results for the
                         quarter and year ended March 31, 2003.


   (c)     Exhibits
           --------

              The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

   (d)     Financial Statement Schedules
           -----------------------------

              The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(2) herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2004.

                                            WESTELL TECHNOLOGIES, INC.

                                            By  /s/ E. Van Cullens
                                                --------------------
                                            E. Van Cullens
                                            President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 14, 2004.

               Signature                                Title
               ---------                                -----


/s/  E. Van Cullens                     President, Chief Executive Officer and
--------------------------------------  Director
         E. Van Cullens                 (Principal Executive Officer)

/s/ John W. Seazholtz                   Chairman of the Board of Directors
--------------------------------------
          John W. Seazholtz

/s/ Melvin J. Simon                     Director
--------------------------------------
           Melvin J. Simon

/s/ Nicholas C. Hindman, Sr.            Chief Financial Officer, Treasurer and
--------------------------------------  Senior Vice President
         Nicholas C. Hindman, Sr.       (Principal Financial Officer and
                                        Principal Accounting Officer)

/s/ Robert C. Penny III                 Director
--------------------------------------
          Robert C. Penny III

/s/ Paul A. Dwyer                       Director
--------------------------------------
          Paul A. Dwyer

/s/ Roger L. Plummer                    Director
--------------------------------------
            Roger L. Plummer

/s/ Bernard F. Sergesketter             Director
--------------------------------------
           Bernard F. Sergesketter

/s/ Eileen A. Kamerick                  Director
--------------------------------------
           Eileen A. Kamerick

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Item                                                                       Page
----                                                                       ----
Consolidated Financial Statements:
Report of Independent Auditors..........................................     44
Consolidated Balance Sheets -- March 31, 2003 and 2004..................     45
Consolidated Statements of Operations for the years ended March 31,
        2002, 2003 and 2004.............................................     47
Consolidated Statements of Stockholders' Equity for the years ended
        March 31, 2002, 2003 and 2004...................................     48
Consolidated Statements of Cash Flows for the years ended March 31,
        2002, 2003 and 2004.............................................     49
Notes to Consolidated Financial Statements..............................     50


Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts........................     64

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and the Stockholders
Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in year 2003 the Company changed its method of accounting for goodwill and other intangibles.

/s/ERNST & YOUNG LLP
Ernst & Young LLP


Chicago, Illinois
May 7, 2004


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS


                                                       ASSETS


                                                                                                   March 31,
                                                                                                   ---------
                                                                                              2003         2004
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................$    11,474  $   11,241
  Accounts receivable (net of allowance of $905,000 and $662,000, respectively)..........     22,633      23,807
  Inventories............................................................................     11,843      16,075
  Prepaid expenses and other current assets..............................................      1,532       2,340
  Intangibles, net.......................................................................      1,455       1,455
  Deferred income tax asset..............................................................      2,300      7,200
                                                                                           ---------   ---------

           Total current assets..........................................................     51,237      62,118

Property and equipment:
  Machinery and equipment................................................................     42,819      42,462
  Office, computer and research equipment................................................     25,301      23,414
  Leasehold improvements.................................................................      7,731       7,832
                                                                                           ---------   ---------
                                                                                              75,851      73,708

  Less accumulated depreciation and amortization.........................................     55,417      56,099
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     20,434      17,609

Goodwill ................................................................................      6,990       6,990
Intangibles, net.........................................................................      6,953       5,499

Deferred income tax asset and other assets...............................................     23,860      37,565
                                                                                          ----------  ----------

           Total assets..................................................................  $ 109,474   $ 129,781
                                                                                           =========   =========




               The accompanying notes are an integral part of these Consolidated Financial Statements.




                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                    March 31,
                                                                                                    ---------
                                                                                              2003         2004
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................   $ 11,802    $ 14,163
  Accrued expenses.......................................................................     10,775      10,105
  Accrued compensation...................................................................      4,487       6,808
  Current portion of long-term debt and notes payable....................................     17,057       3,416
                                                                                            --------    --------

           Total current liabilities.....................................................     44,121      34,492

Long-term debt...........................................................................     17,760         326

Other long-term liabilities..............................................................      2,462       1,201

           Total liabilities.............................................................     64,343      36,019
                                                                                            --------    --------

Minority Interest........................................................................      1,638       1,997
                                                                                            --------    --------

Stockholders' equity:
Class A common stock, par $0.01..........................................................        460         532
  Authorized -- 109,000,000 shares
  Issued and outstanding - 45,966,440 at March 31, 2003 and
    53,226,058 at March 31, 2004
Class B common stock, par $0.01..........................................................        190         147
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,014,869 at March 31, 2003 and
    14,741,872  at March 31, 2004
Preferred stock, par $0.01...............................................................        --          --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................        46          --
Additional paid-in capital...............................................................    364,661     378,390
Treasury stock at cost 93,000 shares.....................................................       (247)       (247)
Cumulative translation adjustment........................................................       (168)       (485)
Accumulated deficit......................................................................   (321,449)   (286,572)
                                                                                            --------    --------

      Total stockholders' equity.........................................................     43,493      91,765
                                                                                            --------    --------

           Total liabilities and stockholders' equity....................................$   109,474   $ 129,781
                                                                                         ===========  ==========


               The accompanying notes are an integral part of these Consolidated Financial Statements.



                       WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Fiscal Year Ended March 31,
                                                                     ---------------------------------
                                                                       2002       2003        2004
                                                                       ----       ----        ----
                                                                             (in thousands,
                                                                         except per share data)

Equipment revenue ................................................   $ 191,302    $ 168,216    $ 190,440
Service revenue ..................................................      48,521       41,805       45,299
                                                                     ---------    ---------    ---------
   Total revenues ................................................     239,823      210,021      235,739
                                                                     ---------    ---------    ---------

Cost of equipment sales ..........................................     162,262      121,349      129,265
Inventory reserve adjustments ....................................      13,900       (2,200)         148
Cost of services .................................................      29,631       27,112       26,585
                                                                     ---------    ---------    ---------
   Total cost of goods sold ......................................     205,793      146,261      155,998
                                                                     ---------    ---------    ---------

    Gross margin .................................................      34,030       63,760       79,741
                                                                     ---------    ---------    ---------
Operating expenses:
  Sales and marketing ............................................      19,883       16,017       20,242
  Research and development .......................................      22,444       16,483       17,385
  General and administrative .....................................      24,028       17,513       17,506
  Goodwill and intangible amortization ...........................      25,560        1,766        1,455
  Goodwill and intangible impairment .............................      97,500         --           --
  Restructuring charge ...........................................       6,258        1,678          698
                                                                     ---------    ---------    ---------

     Total operating expenses ....................................     195,673       53,457       57,286
                                                                     ---------    ---------    ---------

Operating income (loss) ..........................................    (161,643)      10,303       22,455
Other income, net ................................................         172          262          615
Interest expense .................................................      (5,564)      (2,648)        (743)
                                                                     ---------    ---------    ---------

Income (loss) before taxes and minority interest .................    (167,035)       7,917       22,327
Income tax expense (benefit) .....................................        --            372      (12,923)
Minority interest ................................................         394          271          373
                                                                     ---------    ---------    ---------
Net income (loss).................................................   $(167,429)   $   7,274    $  34,877
                                                                     =========    =========    =========

Net income (loss) per common share:
  Basic ..........................................................   $   (2.60)   $    0.11    $    0.52
                                                                     =========    =========    =========
  Diluted ........................................................   $   (2.60)   $    0.11    $    0.49
                                                                     =========    =========    =========

Weighted average number of common shares:
  Basic ..........................................................      64,317       64,925       66,858
                                                                     =========    =========    =========
  Diluted ........................................................      64,317       65,126       70,667
                                                                     =========    =========    =========




          The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common   Common    Additional  Cumulative                                      Total
                    Comprehensive    Stock    Stock     Paid-in     Translation    Deferred  Accum.    Treasury  Stockholders'
                  Income (loss)      Class A  Class B   Capital     Adjustment      Comp.    Deficit    Stock      Equity
                  -------------      -------  -------   -------     ----------      -----    -------    -----      ------
                                                                (in thousands)

Balance, March 31, 2001                425      190      357,684           (34)        854    (161,294)      --     197,825
Net loss.............   $ (167,429)     --       --           --            --          --    (167,429)      --    (167,429)
    Translation adjustment      16      --       --           --            16          --          --       --          16
                        ----------
Total Comprehensive loss        $ (167,413)
                                ==========
Issuance of Class A Common
    Stock ...........                   33       --        5,844            --          --          --       --       5,877
Options Exercised....                            --           10            --          --          --       --          10
 Shares sold under Employee
     Stock Purchase Plan                 1       --          151            --          --          --       --         152
Treasury stock.......                   --       --           --            --          --          --     (247)       (247)
Deferred Compensation                   --       --          877            --        (808)         --       --          69
                                 --------- ---------   ---------      --------   ---------  ----------  -------   ---------

Balance, March 31, 2002          $     459 $    190    $ 364,566      $    (18)  $      46  $ (328,723) $  (247)  $   36,273
                                 --------- ---------   ---------      --------   ---------  ----------  -------   ---------
Net income...........      $ 7,274      --       --           --            --          --       7,274       --       7,274
    Translation adjustment    (150)     --       --           --          (150)         --          --       --        (150)
                           -------
Total Comprehensive income $ 7,124
                           =======
Options Exercised....                    1      --            95            --          --          --       --          96

Balance, March 31, 2003          $     460 $    190    $ 364,661       $  (168)  $      46  $ (321,449) $  (247)  $  43,493
                                 --------- ---------   ---------      --------   ---------  ----------  -------   ---------

Net income...........     $ 34,877       --      --           --            --          --      34,877       --      34,877
    Translation adjustment    (317)              --           --          (317)         --          --       --       ( 317)
                          --------
Total Comprehensive income$ 34,560
                          --------
Deferred Compensation                   --       --           --            --         (46)         --       --         (46)
Class B Stock Converted to
      class A Stock..                   43      (43)          --            --          --          --       --          --
Options and warrants exercised
     including tax benefit              29       --       13,729            --          --          --       --      13,758


Balance, March 31, 2004         $      532 $    147     $378,390       $  (485)   $     -- $  (286,572) $  (247)  $  91,765
                                 --------- ---------   ---------      --------   ---------  ----------  -------   ---------



               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Fiscal Year Ended March 31,
                                                                                 ----------------------------------
                                                                                   2002       2003        2004
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss)........................................................... $(167,429)   $  7,274    $ 34,877
  Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization .........................................    40,222      13,318       9,324
       Goodwill and intangible impairment ....................................    97,500        --          --
       Deferred taxes ........................................................       350         230     (18,585)
       Deferred compensation .................................................      (807)       --          --
       Restructuring .........................................................     1,216      (1,368)       (916)
       Loss on sale of fixed assets and asset impairment .....................     2,014         824         191
       Minority interest .....................................................       394         271         373
       Tax benefit received on stock option exercise .........................      --          --         5,506
       Other .................................................................       (71)        200        --
  Change in assets and liabilities:
     Accounts receivable .....................................................     9,656       2,483      (1,491)
     Inventories .............................................................    54,894       6,363      (4,232)
     Prepaid expenses and other current assets ...............................       (44)        637        (433)
     Other assets ............................................................      (164)       (523)       (395)
     Accounts payable and accrued expenses ...................................   (48,762)     (9,078)      1,155
     Accrued compensation ....................................................    (2,313)      2,113       2,321
                                                                               ---------    --------    --------

          Net cash (used in) provided by operating activities ................   (13,344)     22,744      27,695
                                                                               ---------    --------    --------

Cash flows from investing activities:
   Purchases of property and equipment .......................................    (9,205)     (2,766)     (5,311)
   Proceeds from sale of equipment ...........................................        62       1,977          75
   Purchase of subsidiary stock ..............................................      --          (459)       (532)
                                                                               ---------    --------    --------

          Net cash used in investing activities ..............................    (9,143)     (1,248)     (5,768)
                                                                                --------    --------    --------

Cash flows from financing activities:
   Net borrowing (repayment) under revolving promissory notes ................    (2,310)     (6,134)    (19,956)
   Borrowing of long-term debt and leases payable ............................    24,890       1,724        --
   Repayment of long-term debt and leases payable ............................      (479)    (12,363)    (10,587)
   Proceeds from issuance of Common Stock ....................................     6,668          96       8,206
                                                                               ---------    --------    --------

          Net cash provided by (used in) financing activities ................    28,769     (16,677)    (22,337)
                                                                               ---------    --------    --------

Effect of exchange rate changes on cash ......................................      --           (32)        177
                                                                                                        --------
          Net increase (decrease) in cash and cash equivalents ...............     6,282       4,787        (233)
Cash and cash equivalents, beginning of period ...............................       405       6,687      11,474
                                                                               ---------    --------    --------

Cash and cash equivalents, end of period .....................................  $  6,687    $ 11,474    $ 11,241
                                                                                ========    ========    ========

               The accompanying notes are an integral part of these Consolidated Financial Statements.


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend LLC , design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers.

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:


                                                                                              March 31,
                                                                                              ---------
                                                                                        2003         2004
                                                                                        ----         ----
                                                                                          (in thousands)

        Raw materials..............................................................  $ 9,340     $12,374
        Work in process............................................................        4          14
        Finished goods.............................................................    7,945       8,051
        Reserve for excess and obsolete inventory and net realizable value.........   (5,446)      (4,364)
                                                                                     --------     --------

                                                                                     $11,843     $16,075
                                                                                     =======     =======

         During the fiscal year ended March 31, 2003, gross margin was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. Accrued purchase commitments totaled $91,000 and $259,000 at March 31, 2003 and March 31, 2004, respectively.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter. Depreciation expense was $14.7 million, $11.6 million and $7.9 million for fiscal 2002, 2003 and 2004, respectively.

         Goodwill and Intangibles

         On April 1, 2002, the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and other indefinite-lived intangibles. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company determined that there has been no impairment of goodwill since the adoption of this Statement. The following table discloses pro forma results for net income and earnings per share had FASB No. 142 been applied in fiscal 2002.

                                                   Fiscal year ended
                                                   -------------------
(In thousands, except per share amounts)                 2002
                                                   ---------------

Reported net loss.............................         $(167,429)
Add back: Goodwill amortization...............            12,473
                                                   ---------------
Pro forma net loss............................         $(154,956)
                                                   ===============

Reported basic and diluted loss per share.....            $(2.60)
Add back: Goodwill amortization per share.....               .19
                                                   ---------------
Pro forma basic and diluted loss per share....            $(2.41)
                                                   ===============

         Goodwill increased by $1.1 million during fiscal 2003 due to the purchase of common stock of the Conference Plus, Inc. subsidiary in the telecom operating segment. All other goodwill and intangibles relates to the telecom equipment operating segment. Goodwill amortization expense in fiscal year 2002 was $12.5 million.

         The Company has finite lived intangible assets with an original carrying value, impairment expense, accumulated amortization and net carrying value of $32.9 million, $3.4 million, $21.1 million and $8.4 million at March 31, 2003, and $32.9 million, $3.4 million, $22.5 million and $7.0 million at March 31, 2004. These intangibles are being amortized over a period of 5 to 7 years. Finite lived intangible amortization included in expense was $13.1 million, $1.8 million and $1.5 million in fiscal year 2002, 2003 and 2004 respectively. The estimated amortization expense for the next three years is $1.5 million per year and $1.3 million per year for the fourth and fifth years.

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

         Due to the restructuring the Company implemented in fiscal 2002 and expected market conditions in the network interface unit and low speed digital data products portion of the business acquired with the Teltrend acquisition in 2000, it became apparent that the goodwill related to Teltrend acquisition was impaired. In accordance with its policies, the Company completed evaluations of the fair value of the Teltrend long-lived assets (including goodwill) during March 31, 2002 and reported a non-cash charge of $97.5 million to reduce the carrying value of recorded goodwill and intangibles to their estimated fair value.


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


                                                  Fiscal year ended March 31,
                                            (in thousands except per share data)
                                             2002            2003         2004
                                         --------------  -----------  ----------
Net income (loss), as reported..........    $(167,429)       $7,274      $34,877
Deduct:  Total stock based employee
compensation expense determined under
fair value based method for all awards,
net of the related tax effect...........        10,695        3,599        3,017
                                         --------------  -----------  ----------
Pro forma net income (loss).............    $(178,124)       $3,675      $31,860
                                         ==============  ===========  ==========

Basic as reported.......................       $(2.60)        $0.11        $0.52
Basic Pro forma.........................       $(2.77)        $0.06        $0.48
Diluted as reported.....................       $(2.60)        $0.11        $0.49
Diluted Pro forma.......................       $(2.77)        $0.06        $0.45

See Note 8 for further discussion of the Company's option plans.

         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:

                                                       March 31,
                                          ---------------------------
                                          2002       2003        2004
                                          ----       ----        ----
                                                (in thousands)
Cash paid for:
          Interest...................    $ 2,653    $ 6,406    $1,721
          Income taxes...............         17        375       132


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


         Computation of Net Loss Per Share

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The effect of this computation on the number of outstanding shares is antidilutive for the period ended March 31, 2002 and therefore the net loss per basic and diluted earnings per share are the same.

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


         Change in Accounting Principle
         See Goodwill and intangible discussed previously for the change in accounting principle required by the adoption of SFAS No. 141 and 142.


         Reclassification of Accounts

         Certain prior year amounts have been reclassified in order to conform to the current-year presentation.


NOTE 2. REVOLVING CREDIT AGREEMENTS:

         On March 31, 2003 the Company had a loan agreement that provided for a $5 million non-amortizing term loan and a $30 million asset based revolving credit facility, both due June 30, 2003. The asset based revolving credit facility, which was secured by substantially all assets of the Company, provided for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $6.4 million as of March 31, 2003. The $6.4 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provided for the interest to be paid by the Company at the prime rate plus 1%. The term loan was secured by, among other things, a security interest in certain collateral granted by certain stockholders consisting of trusts of Robert C. Penny III and other family members who were participants to the amended revolving credit facility. The credit facility required the revolving loan to be paid in full before any payments were applied to the term loan. This credit facility contained covenants regarding EBITDA, tangible net worth and maximum capital expenditures. On March 31, 2003, the Company had $5.0 million outstanding under its term loan and $15.0 million outstanding and $8.1 available under its secured revolving credit facility.

         On June 26, 2003, the Company amended the revolving credit facility. The amendment removed the $5 million non-amortizing term loan as well as the security interest granted by certain stockholders consisting of trusts of Robert
C. Penny III and other family members. The $30 million asset based revolving credit facility remains in place and is due on June 30, 2006. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The Company paid a $300,000 restructuring fee to the lenders in connection with this amendment to the credit facility in June 2003. The amendment provides for covenants regarding EBITDA and tangible net worth which the Company was in compliance at March 31, 2004 and expects to be in compliance for the term of the debt. No amounts were outstanding at March 31, 2004. Amounts available under the revolving credit facility at March 31, 2004 are $23.7 million.

NOTE 3. LONG-TERM DEBT AND NOTES PAYABLE:

         Long-term debt and notes payable consists of the following:

                                                                     March 31,
                                                                     ---------
                                                                2003       2004
                                                                ----       ----
                                                                  (in thousands)
Capitalized lease obligations secured by related equipment..  $  1,314   $   485
Revolving Promissory note payable...........................    14,956       --
Term notes payable to a bank................................     5,000        --
Term notes payable..........................................     1,158       626
Vendor notes payable........................................    12,389     2,631
                                                                ------   -------

                                                                34,817     3,742

        Less current portion................................   (17,057)    3,416
                                                              ---------  -------

                                                               $17,760   $   326
                                                               =======   =======

         Future maturities of long-term debt at March 31, 2004 are as follows (in thousands):

        2005..............................................    $3,416
        2006..............................................       326
                                                             --------

                                                              $3,742
                                                              ======

         On May 30, 2002, the Company signed two subordinated vendor notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million is for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million is for the payment of accounts payable and accrued interest. Both notes require a weekly principal and monthly interest payment and are payable over 2.3 years. A third subordinated secured vendor note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and is payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bear interest at the prime rate plus 2.5%. At March 31, 2003 and 2004 there was $12.4 million and $2.6 million outstanding under these notes respectively.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus Inc. obtained by the Company that is completed by an independent financial advisor. The Company issued term notes payable bearing an interest rate of 3.5% per annum to be paid over a one to three year term to finance this stock purchase. At March 31, 2003 and 2004 there was $1.2 million and $626,000 outstanding under these notes respectively.


NOTE 4. CONVERTIBLE DEBENTURES AND WARRANTS:

         In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which was approximately 140% of the initial conversion price of the debentures. These warrants were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the March 31, 2000 consolidated balance sheet and was being amortized over the life of the convertible debentures of five years. This unamortized amount was recorded to equity on a pro rata basis as debentures converted in fiscal 2000 and 2001. In fiscal 2004, 527,000 warrants were exercised. The Company issued 97,310 shares of stock relating to this cashless exercise. The remaining warrants, which expire on April 15, 2004, were exercised in April 2004.

         On June 29, 2001, in consideration of a guarantee given by several shareholders to support the credit facility, the Company granted warrants to purchase 512,820 shares of Class A common stock at an exercise price of $1.95 per share. The warrants are exercisable at any time until June 29, 2006. The total value of the warrants, approximately $46,000, was recorded as expense. As of March 31, 2004, all of these warrants were outstanding.


NOTE 5. INCOME TAXES:

         The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

                                              Fiscal Year Ended March 31,
                                            ------------------------------
                                             2002       2003        2004
                                             ----       ----        ----
                                                   (in thousands)
        Federal:
          Current.......................    $   --   $     372   $ 5,203
          Deferred......................        --         --    (17,080)
                                            -------    -------   ---------

                                                --         372    (11,877)
                                           --------   --------   ---------

        State:
          Current.......................        --          --       459
          Deferred......................        --          --     (1,505)
                                             ------     ------   ---------

                                                --          --    (1,046)
                                            -------     ------ -----------

             Total......................   $    --     $   372  $(12,923)
                                           ========    =======  ==========

         The Company utilizes the flow-through method to account for tax credits. In fiscal 2002, 2003 and 2004, the Company generated approximately $846,000, $0 and $0, respectively, of tax credits.

         The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:


                                                              Fiscal Year Ended March 31,
                                                              ---------------------------
                                                              2002        2003       2004
                                                              ----        ----       ----

        Statutory federal income tax rate...............      (34.0)%     34.0%     34.0%
        Meals and entertainment.........................        0.1        0.7       0.4
        State income tax, net of federal tax effect.....       (4.9)       4.9       3.1
        Income tax credits recognized...................       (0.3)      (2.3)     --
        Valuation allowance.............................       10.5      (40.1)    (95.0)
        Goodwill amortization...........................      28.5         6.1       1.4
        Other...........................................        0.1        1.6      (1.8)
                                                             ------    -------    -------

                                                                0.0%       4.9%    (57.9)%
                                                           =========   ========   ========


Components of the net deferred income tax asset are as follows:


                                                                            March 31,
                                                                            ---------
                                                                      2003         2004
                                                                      ----         ----

                                                                        (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts........................     $  329        $207
          Alternative minimum tax credit.........................        575         575
          Research and development credit carryforward...........      4,589       4,589
          Compensation accruals..................................        854         898
          Inventory reserves.....................................      3,014       2,172
          Warranty reserve.......................................        500         548
          Net operating loss carryforward........................     70,437      67,014
          Property...............................................      1,264       1,382
          Other..................................................      2,705      2,415
                                                                     -------  ----------
                                                                      84,267     79,800
        Deferred income tax liabilities:
          Property and equipment.................................        111          92
          Other..................................................          9          8
                                                                  ----------  ----------
                                                                        120          100

           Valuation allowance...................................   (58,932)    (35,900)
                                                                  ----------  ----------
             Net deferred income tax asset....................... $  25,215     $43,800
                                                                  ==========  ==========


         In the fourth quarter of fiscal 2004, the Company reduced the valuation allowance in the amount of $23.0 million based on management's belief that it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. The Company generated taxable income in fiscal year 2004 and projects future taxable income to be able to use a portion of net operating loss carryforwards and therefore management believes this evidence supports the recognition of deferred tax assets and thus the reduction of the valuation allowance. Estimates of future taxable income are comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations less tax differences including expected stock option deductions. The tax planning strategy involves the potential sale of the Company's 91.5% subsidiary Conference Plus, Inc. The Company based its estimate of the value of Conference Plus Inc. on the fiscal 2003 independent valuation updated for current future expected cash flows. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

         The Company has approximately $5.2 million in income tax credit carryforwards and a tax benefit of $67.0 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

         Included in the valuation allowance against deferred tax assets as of March 31, 2004 is approximately $8.6 million pertaining to net operating loss carryforwards resulting from the exercise of stock options. When and if these deferred taxes are realized, the tax benefit from the reversal of the valuation allowance will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.


NOTE 6. COMMITMENTS:

         The Company leases an 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration pursuant to a lease that runs through 2017.

         The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for manufacturing equipment, computer equipment, photocopiers and autos. Total rent expense was $6.7 million, $7.1 million and $4.0 million for 2002, 2003, and 2004, respectively.

     Total minimum future rental payments at March 31, 2004 are as follows (in thousands):

        2005...........................................   $3,810
        2006...........................................     3,258
        2007...........................................     3,075
        2008...........................................     3,067
        2009...........................................     2,910
        Thereafter.....................................    20,458
                                                          -------

                                                          $36,578
                                                          =======


NOTE 7. CAPITAL STOCK AND STOCK RESTRICTION AGREEMENTS:

Capital Stock Activity:

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


Shares issued and outstanding:

The following table summarizes Common Stock transactions for fiscal years 2002, 2003 and 2004.


                                                              Common Stock
                                                            Shares Issued
                                                                 and
                                                            Outstanding        Treasury
                                                     Class A        Class B     Stock
                                                     -------        -------     -----
                                                              (in thousands)

Balance, March 31, 2001............................   42,473        19,015          --
Issuance of Class A Common Stock ..................    3,315            --          --
Options Exercised..................................        5            --          --
 Shares sold under Employee Stock Purchase Plan....      114            --          --
Treasury stock.....................................       --            --         (93)
                                                     -------       -------      ------
Balance, March 31, 2002............................   45,907        19,015         (93)

Issuance of Class A Common Stock ..................       --            --          --
Options Exercised..................................       59            --          --
 Shares sold under Employee Stock Purchase Plan....       --            --          --
Treasury stock.....................................       --            --          --
                                                     -------      --------      ------
Balance, March 31, 2003............................   45,966        19,015         (93)

Issuance of Class A Common Stock ..................       --            --          --
Options Exercised..................................    2,889            --          --
Class B stock converted to Class A.................    4,274        (4,274)         --
Warrants Exercised.................................       97          --            --
                                                     -------     ---------      ------
Balance, March 31, 2004............................   53,226        14,742         (93)
                                                     =======     =========      ======


NOTE 8. EMPLOYEE BENEFIT PLANS:

         401(k) Benefit Plan:

         The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $487,000, $926,000 and $1.2 million for fiscal 2002, 2003 and 2004, respectively.


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

         Employee Stock Incentive Plan:

         In October 1995, the Company adopted a stock incentive plan (SIP plan) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company and advisory board members and consultants. No stock awards were issued in fiscal 2002, 2003 or 2004.

         During March 2000, as part of the Teltrend aquisition, the Company adopted the following three stock options plans (collectively the "three adopted option plans"): Teltrend Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan"), Teltrend Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"), and Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (the "1997 Director Option Plan"). Under both the 1995 and 1996 Stock Option Plans nonqualified stock options were granted to key employees. Nonqualified stock options were granted to Non-Employee Directors under the 1997 Director Option Plan.

         Under the Company's SIP, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan ("all stock plans"), 13,000,000 shares were authorized and there were 818,875 shares available for further issuance at March 31, 2004. The stock option activity under all stock plans is as follows:

                                                Outstanding    Weighted Average
                                                  Options       Exercise Price
                                                  -------       --------------

        Outstanding at March 31, 2001......      7,359,328         $  9.37

                  Granted..................      5,726,973            1.94
                  Exercised................        (5,000)           2.12
                  Expired..................         --              --
                  Canceled.................    (3,863,173)            7.35
                                             -------------        --------
        Outstanding at March 31, 2002......      9,218,128         $  5.61

                  Granted..................      3,181,671            2.01
                  Exercised................       (59,375)           1.50
                  Expired..................         --              --
                  Canceled.................      (807,625)            6.08
                                               -----------        --------
        Outstanding at March 31, 2003......     11,532,799         $  4.60
                  Granted..................      1,326,100            7.01
                  Exercised................    (2,889,311)            2.84
                  Expired..................       --               --
                  Canceled.................      (432,903)           6.82
                                               -----------      ----------
        Outstanding at March 31, 2004......      9,536,685         $  5.37



         The exercise price of the stock options granted is generally established at the market price on the date of the grant. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

         During fiscal 2002, the Company granted 30,000 stock options to non-employee advisory board members or consultants. Compensation expense of $23,871 was recognized for the issuance of these non-employee stock options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" FAS 123 for fiscal 2002 . In fiscal year 2003 and fiscal year 2004 there were no non-employee grants.

          In computing the fair value of stock options granted as disclosed in
Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The estimate assumes, among other things, a risk-free interest rate of 2.8% for fiscal years 2003 and 2004 and 6.5% for fiscal year 2002 and no dividend yield; expected volatility of 98% for fiscal years 2003 and 2004 and 73% for fiscal year 2002 and an expected life of 7 years. A majority of the options granted to employees in fiscal 2002 vest ratably over two to five years. In fiscal year 2003, approximately half of the options issued vest upon the earlier of the achievement of company and individual goals established or 8 years. The majority of the remaining options issued in fiscal year 2003 vest over five years. The weighted average fair value of the options granted during the years ended March 31, 2002, 2003 and 2004 were $1.94, $2.01 and $7.01, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2004:


                                         Options Outstanding                                Options Exercisable
                                         -------------------                                -------------------

      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/04              Life         Exercise Price         3/31/04        Exercise Price
    ------------    --------------------------------------  --------------   -------------------  --------------

      $ 1.07-1.57        2,389,456             7.79 yrs            $1.34             528,138           $1.32
        1.60-2.19        1,941,690             7.22 yrs             2.01             937,431            2.00
        2.21-5.03        2,353,484             7.06 yrs             4.18             824,649            4.34
       5.09-15.69        1,980,230             6.18 yrs             7.48             768,303            7.60
      15.72-36.18          871,825             6.00 yrs            22.31             831,035           22.32
                    --------------     ----------------  ---------------   -----------------   -------------

      $1.07-36.18        9,536,685             7.00 yrs            $5.37           3,889,556           $7.85



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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

                                            Telecom      Telecom    Consolidated
                                           Equipment     Services       Total
                                           ---------     --------       -----
2002
      Revenues .........................  $ 191,302    $  48,521   $ 239,823
      Operating income (loss) ..........   (166,063)       4,420    (161,643)
      Depreciation and amortization ....     35,847        4,375      40,222
      Total assets .....................    105,969       20,184     126,153

2003
      Revenues .........................  $ 168,216    $  41,805   $ 210,021
      Operating income .................      8,001        2,302      10,303
      Depreciation and amortization ....      8,843        4,475      13,318
      Total assets .....................     86,702       22,772     109,474

2004
      Revenues .........................  $ 190,440    $  45,299   $ 235,739
      Operating income .................     16,564        5,891      22,455
      Depreciation and amortization ....      5,345        3,979       9,324
      Total assets .....................    109,493       20,288     129,781


Reconciliation of operating (loss) for the reportable segments to income (loss) before income taxes:


                                                                     Fiscal Year Ended March 31,
                                                                2002             2003           2004
                                                                ----             ----           ----

Operating income (loss)...................................  $ (161,643)       $ 10,303       $22,455
Other income, net.........................................         172             262           615
Interest expense..........................................      (5,564)         (2,648)         (743)
                                                            ----------        --------       -------

Income (loss) before income taxes and minority interest...  $ (167,035)        $ 7,917       $ 22,327
                                                            ===========        =======       ========

         Enterprise-wide Information:
         ----------------------------

         The Company's revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2002, 2003 and 2004.

Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

                                                         Fiscal Year Ended
                                                                 March 31,
                                                     ---------------------------
                                                    2002       2003      2004
                                                    ----       ----      ----
        Verizon...............................      43.2%      42.5%     42.8%
        SBC...................................      14.9       15.2      13.1
        BellSouth.............................       0.7       13.9      18.0

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

                                                       Fiscal Year Ended
                                                            March 31,
                                                            ---------
                                                        2003        2004
                                                        ----        ----
        Verizon..................................       50.3%       47.6%
        BellSouth................................        9.8        11.7
        SBC......................................       22.7        10.5

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:

                                             Domestic   International     Total
                                             --------   -------------     -----
                                                       (in thousands)
2002
        Revenue............................$ 224,341    $ 15,482      $ 239,823
        Operating loss..................... (161,513)       (130)      (161,643)
        Identifiable assets................  124,045       2,108        126,153

2003
        Revenue............................$ 198,771    $ 11,250      $ 210,021
        Operating income (loss)............   11,511      (1,208)        10,303
        Identifiable assets................  106,591       2,883        109,474

2004
        Revenue............................$ 229,422    $  6,317     $ 235,739
        Operating income (loss)............   25,261      (2,806)        22,455
        Identifiable assets................  127,188       2,593        129,781

         International identifiable assets and operating loss are related to Westell Ltd., which is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.

NOTE 10. RESTRUCTURING CHARGE:

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. These charges included personnel, facility and certain development contract costs. The purpose of the fiscal 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2004 all of these restructuring costs had been paid.

         The Company recognized a net restructuring expense of $1.7 million in fiscal 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. As of March 31, 2004, the Company paid approximately $1.3 million of these accrued restructuring costs leaving a balance of $1.3 million.

         The Company recognized a restructuring expense of $698,000 in fiscal 2004. This restructuring resulted from discontinuing a product at Westell Limited. The result was a workforce reduction of approximately 14 employees. None of these costs had been paid as of March 31, 2004.

The restructuring charges and their utilization are summarized as follows:


                    Accrued                     Accrued       2003           Accrued                      Accrued
(Dollars in            at                          at      Charged              at                           at
thousands)         March 31      2002     2002  March 31   net of      2003  March 31      2004     2004  March
                     2001     Charged  Utilized   2002     reversal Utilized   2003     Charged  Utilized 31 2004
------------------ ---------- -------- -------- ---------- -------- -------- ---------- -------- -------- ---------
Employee costs.......$ 2,602  $ 4,066  $ 4,629    $ 2,039   $1,120   $2,390      $ 769     $698     $769      $698
Legal, other and
facility costs.......    395    2,191      412      2,174      552      650      2,076       --      845     1,231
------------------ ---------- -------- -------- ---------- -------- -------- ---------- -------- -------- ---------
Total................$ 2,997  $ 6,257  $ 5,041    $ 4,213  $ 1,671  $ 3,040    $ 2,845     $698   $1,614    $1,929
================== ========== ======== ======== ========== ======== ======== ========== ======== ======== =========


NOTE 11. OTHER INCOME, NET:

         Other income, net for the years ended March 31, 2002, 2003 and 2004 was primarily due to interest income and unrealized gains and losses on intercompany balances denominated in foreign currency.

NOTE 12.  EARNINGS PER SHARE


                                                                       Year ended March 31,
                                                       ------------------------------------------------
Dollars in thousands, except per share amounts             2002             2003              2004
                                                       -------------    --------------    -------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $ (167,429)           $ 7,274          $34,877
Average basic shares outstanding                             64,317            64,925           66,858
Basic net income (loss) per share                          $ (2.60)            $ 0.11            $0.52

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $ (167,429)           $ 7,274          $34,877
Average diluted shares outstanding                           64,317            64,925           66,858
    Effect of dilutive securities: stock options                  -               201            3,809
       and  warrants
                                                     ---------------    --------------    -------------
                                                             64,317            65,126           70,667
                                                     ---------------    --------------    -------------
Diluted net income (loss) per share                        $ (2.60)            $ 0.11            $0.49


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           ACCOUNTS RECEIVABLE ALLOWANCES
                                                   (IN THOUSANDS)


                                                                2002       2003        2004
                                                                ----       ----        ----

Balance at beginning of year...............................   $1,363      $1,531      $ 905
Provision for doubtful accounts............................      971         623        179
Write-offs of doubtful accounts, net of recoveries.........     (803)     (1,249)      (422)

Balance at end of year.....................................   $1,531       $  905    $  662
                                                              ======       ======    ========

