Form 10-Q
period 2004-06-30
WESTELL TECHNOLOGIES INC
filed 2004-08-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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
                                             ---     ---


Indicate by check mark whether the registrant is an accelerated filer as defined be rule 12b-2 of the Act.
Yes    X         No
      ---           ---

The number of shares outstanding of each of the issuer's classes of common stock are:

Class A Common Stock, $0.01 Par Value - 53,632,788 shares at July 21, 2004 Class B Common Stock, $0.01 Par Value - 14,471,872 shares at July 21, 2004

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  - As of March 31, 2004 and June 30, 2004 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited)  4
                  - Three months ended June 30, 2003 and 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited)  5
                  - Three months ended June 30, 2003 and 2004

                  Notes to the Condensed Consolidated Financial Statements
                  (unaudited)                                                  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risks  14

         Item 4. Controls and Procedures                                      15


PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                            15




         Item 6. Exhibits and Reports on Form 8-K                             15


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                                        March 31,           June 30,
                                                                           2004               2004
                                                                      ---------------    ---------------

                                                                                           (unaudited)
                                                                                  (in thousands)
Current assets:
  Cash and cash equivalents.........................................         $11,241             $9,791
  Accounts receivable (net of allowance of $662,000 and $686,000
  respectively).....................................................          23,807             22,998
  Inventories.......................................................          16,075             18,211
  Prepaid expenses and other current assets.........................           2,340              2,297
  Intangibles, net..................................................           1,455              1,814
  Deferred income tax asset.........................................           7,200              5,194
                                                                      ---------------    ---------------
      Total current assets..........................................          62,118             60,305
                                                                      ---------------    ---------------
  Property and equipment:
   Machinery and equipment..........................................          42,462             42,497
   Office, computer and research equipment..........................          23,414             23,543
   Leasehold improvements...........................................           7,832              7,827
                                                                      ---------------    ---------------
                                                                              73,708             73,867
  Less accumulated depreciation and amortization....................          56,099             57,880
                                                                      ---------------
                                                                                         ---------------
   Property and equipment, net......................................          17,609             15,987
                                                                      ---------------    ---------------
Goodwill............................................................           6,990              6,990
Intangibles, net....................................................           5,499              5,136
Deferred income tax asset and other assets..........................          37,565             37,467
                                                                                         ---------------
                                                                      ---------------
      Total assets..................................................       $ 129,781          $ 125,885
                                                                      ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................         $14,163           $ 11,152
  Accrued expenses..................................................          10,105             10,052
  Accrued compensation..............................................           6,808              2,520
  Current portion of long-term debt.................................           3,416                654
                                                                      ---------------    ---------------
   Total current liabilities........................................          34,492             24,378
Long-term debt......................................................             326                216
Other long-term liabilities.........................................           1,179              1,979
                                                                      ---------------    ---------------
      Total liabilities.............................................          35,997             26,573

Minority Interest                                                              2,019              2,116
Stockholders' equity:
Class A common stock, par $0.01.....................................             532                536
  Authorized - 109,000,000 shares
  Issued and outstanding - 53,266,058 shares at March 31, 2004 and 53,631,988 shares at June 30, 2004
Class B common stock, par $0.01.....................................             147                147
  Authorized - 25,000,000 shares
  Issued and outstanding - 14,741,872 shares at March 31, 2004 and 14,741,872 shares at  June 30, 2004
Preferred stock, par $0.01..........................................              --                 --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Deferred compensation...............................................              --                 --
Additional paid-in capital..........................................         378,390            380,481
Treasury stock at cost - 93,000 shares..............................           (247)              (247)
Cumulative translation adjustment...................................           (485)              (436)
Accumulated deficit.................................................       (286,572)          (283,285)
                                                                      ---------------    ---------------
      Total stockholders' equity....................................          91,765             97,196
                                                                      ---------------    ---------------
        Total liabilities and stockholders' equity..................       $ 129,781          $ 125,885
                                                                      ===============    ===============

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.





                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                        June 30,
                                                    ---------------------------------------
                                                            2003                 2004
                                                    ----------------        ---------------
                                                                  (unaudited)
                                                    (in thousands, except per share data)
                                                    ---------------------------------------

Equipment revenue.............................             $ 43,706               $ 44,920
Service revenue...............................               11,580                 11,252
                                                    ----------------        ---------------
  Total revenues..............................               55,286                 56,172

Cost of equipment sales.......................               28,261                 31,638
Cost of services..............................                6,755                  5,988
                                                    ----------------        ---------------
  Cost of goods sold..........................               35,016                 37,626
                                                    ----------------        ---------------

   Gross margin...............................               20,270                 18,546
Operating expenses:
  Sales and marketing.........................                5,426                  5,352
  Research and development....................                4,435                  3,574
  General and administrative..................                5,134                  4,014
  Intangible amortization.....................                  364                    364
                                                    ----------------        ---------------
    Total operating expenses..................               15,359                 13,304
                                                    ----------------        ---------------
  Operating income............................                4,911                  5,242

Other income, net.............................                  156                    361

Interest expense..............................                (359)                   (36)
                                                    ----------------        ---------------
Income before minority interest and income taxes
                                                              4,708                  5,567
Income taxes..................................                    -                  2,183
Minority interest.............................                  111                     97
                                                    ----------------        ---------------
Net income....................................              $ 4,597                $ 3,287
                                                    ================        ===============

Net income per common share:
         Basic................................               $ 0.07                 $ 0.05
                                                    ================        ===============
         Diluted..............................               $ 0.07                 $ 0.05
                                                    ================        ===============
  Weighted average number of common shares outstanding:
         Basic................................               65,495                 68,294
                                                    ================        ===============
         Diluted..............................               69,014                 70,975
                                                    ================        ===============




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------------
                                                                            2003                     2004
                                                                       -----------------       -----------------


                                                                                   (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................             $ 4,597                 $ 3,287
Reconciliation of net income to net cash provided by
  (used in) operating activities:
  Capitalization of software development costs.....................                  --                   (358)
  Depreciation and amortization....................................               2,469                   2,275
  Restructuring....................................................               (226)                   (163)
  Deferred Taxes...................................................                  --                   2,006
  Minority interest................................................                 111                      97
  Tax benefit received on stock option exercises...................                  --                     178
Changes in assets and liabilities:
  Accounts receivable..............................................             (1,309)                     859
  Inventory........................................................               (817)                 (2,136)
  Prepaid expenses and other current assets........................                 533                      43
  Other assets.....................................................                  32                      97
  Accounts payable and accrued expenses............................                (62)                 (2,101)
  Accrued compensation.............................................                 510                 (4,288)
                                                                       -----------------       -----------------
     Net cash provided (used) in operating activities..............               5,727                   (204)
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................               (538)                   (294)

                                                                       -----------------       -----------------
     Net cash used in investing activities.........................               (538)                   (294)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net repayment under revolving promissory notes...................             (3,616)                      --
  Net repayment of long-term debt and leases payable...............             (2,999)                 (2,875)
  Proceeds from the issuance of common stock.......................               3,799                   1,917
                                                                       -----------------       -----------------
     Net cash used in financing activities.........................             (2,816)                   (955)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  15                       3
     Net increase in cash..........................................               2,388                 (1,450)
Cash and cash equivalents, beginning of period.....................              11,474                  11,241
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $13,862                 $ 9,791
                                                                       =================       =================




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at June 30, 2004 and for all periods presented. The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 ("fiscal year 2005").


NOTE 2. COMPUTATION OF INCOME PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended June 30,
                                                  ------------------------------
Dollars in thousands, except per share amounts        2003              2004
                                                  --------------    ------------
BASIC EARNINGS PER SHARE:
Net income                                              $ 4,597          $ 3,287
Average basic shares outstanding                         65,495           68,294
Basic net income per share                               $ 0.07           $ 0.05

DILUTED EARNINGS PER SHARE:
Net income                                              $ 4,597          $ 3,287
Average basic shares outstanding                         65,495           68,294
    Effect of dilutive securities: stock options          3,519            2,681
      and warrants
                                                  --------------    ------------
Average diluted shares outstanding                       69,014           70,975
                                                  --------------    ------------
Diluted net income per share                             $ 0.07           $ 0.05


NOTE 3. RESTRUCTURING CHARGE

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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company recognized a net restructuring expense of $1.7 million in fiscal 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. As of June 30, 2004, the Company paid approximately $1.5 million of these accrued restructuring costs leaving a balance of $1.1 million.

         The Company recognized a restructuring expense of $698,000 in fiscal 2004. This restructuring resulted from realigning the product focus at Westell Limited which caused a workforce reduction of approximately 14 employees. None of these costs had been paid as of June 30, 2004.

         The Company's restructuring accrual balances and activity are presented in the following table:

                                                    Paid in the
                                                        quarter
                                          Balance         ended        Balance
 (in thousands)                          March 31,      June 30,      June 30,
                                              2004          2004          2004
-------------------------------------------------------------------------------
Employee Costs.......................        $ 698          $ --         $ 698
Legal, facility & Other Costs........        1,231           163         1,068
-------------------------------------------------------------------------------
Total................................      $ 1,929          $163       $ 1,766
===============================================================================



NOTE 4. INTERIM SEGMENT INFORMATION

         Westell's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. They consist of:

     1)   A telecommunications equipment manufacturer of broadband products, and
     2) A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 2003 and 2004, are as follows:

                                       Telecom        Telecom       Consolidated
(in thousands)                        Equipment       Services         Total
                                      ----------    ------------     ----------
Three months ended June 30, 2003
      Revenues........................ $ 43,706      $ 11,580        $ 55,286
      Operating income ...............    3,671         1,240           4,911
      Depreciation and amortization...    1,429         1,040           2,469
      Total assets....................   94,224        17,164         111,388

Three months ended June 30, 2004
      Revenues........................ $ 44,920      $ 11,252        $ 56,172
      Operating income ...............    3,639         1,603           5,242
      Depreciation and amortization...    1,316           959           2,275
      Total assets....................  108,292        17,593         125,885

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

                                                         Three Months Ended
                                                                 June 30,
                                                 -------------------------------
(in thousands)                                        2003              2004
                                                 ------------        -----------
Operating income ...........................         $ 4,911            $ 5,242
Other income, net...........................             156                361
Interest expense............................           (359)               (36)
                                                 ------------        -----------
Income before income taxes and minority
interest....................................
                                                     $ 4,708            $ 5,567
                                                 ============        ===========


NOTE 5.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                   Three Months Ended June 30,
                                                 -------------------------------
(in thousands)                                        2003               2004
                                                 ------------        -----------
Net income..................................         $ 4,597            $ 3,287
Other comprehensive income
     Foreign currency translation adjustment           (105)                 49
                                                 ------------        -----------
Comprehensive income........................         $ 4,492            $ 3,336
                                                 ============        ===========


NOTE 6. INVENTORIES

         The components of inventories are as follows:

                                                   March 31,          June 30,
                                                 -------------      ------------
(in thousands)                                     2004               2004
                                                 -------------      ------------
Raw material ...............................         $ 12,374          $ 17,032
Work in process.............................               14                63
Finished goods..............................            8,051             5,196
Reserve for excess and obsolete inventory
and        net realizable value.............          (4,364)           (4,080)
                                                 -------------      ------------
                                                     $ 16,075          $ 18,211
                                                 =============      ============

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7. STOCK OPTIONS

         The Company has elected to follow Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant. The following table shows the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement NO. 123, "Accounting for Stock Based Compensation."


                                                                                 Three months ended June
                                                                                           30,
                                                                                 -------------------------
(in thousands, except per-share amounts)                                            2003          2004
                                                                                 -----------   -----------
Net income, as reported .........................................................   $ 4,597       $ 3,287
Stock-based employee compensation expense included in reported net earnings, net
    of related tax effects......................................................         --            --
Total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects .....................     (902)         (967)
                                                                                 -----------   -----------
Pro forma net income.............................................................   $ 3,695       $ 2,320
Earnings per common share:
    As reported.................................................................     $ 0.07        $ 0.05
    Pro forma ...................................................................    $ 0.06        $ 0.03
Earnings per common share, assuming dilution:
    As reported .................................................................    $ 0.07        $ 0.05
    Pro forma ...................................................................    $ 0.05        $ 0.03


         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The estimate assumes, among other things, a risk-free interest rate of 2.8%, no dividend yield, expected volatility of 98% and an expected life of 7 years.


NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

         None


NOTE 9. SUBSEQUENT EVENT

         The Company entered into an agreement with Enginuity Communications Corporation (Enginuity) on July 1, 2004. Under the agreement, the Company agreed to sell to Enginuity the Company's Data Station Termination Product lines and specified fixed assets for $2 million. The Company received $2 million in cash and provided an unconditional guarantee in the amount of $1.62 million relating to an Enginuity note payable to a third party lender used to finance this agreement. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

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

     Below is a table that compares equipment and service revenues for the quarter ended June 30, 2003 with the quarter ended June 30, 2004 by product line.

                            Three months ended June 30,
                    ---------------------------------------------
(in thousands)               2003   %               2004    %
                    ---------------------  ----------------------
CNE....................   $30,160 54.6%          $31,803  56.6%
NSA....................    13,546 24.5%           13,117  23.4%
                    --------------         --------------
Total equipment........    43,706 79.1%           44,920  80.0%

Services...............    11,580 20.9%           11,252  20.0%
                    --------------         --------------

Total revenues.........   $55,286                $56,172
                    ==============         ==============

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

         In the equipment segment, the Company is focusing on new product opportunities in the DSL wireless gateway, voice/media-over-IP, managed services, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM , TrilinkTMand EnvoyTM which are targeted at the home networking small office/home office (SOHO) and small business market. The Company is also focusing on expanding existing and new products into the international market through its subsidiary Westell Ltd. The Company expects these new products and markets to produce revenue starting in the second half of fiscal year 2005.

         The Company's revenue and earnings per share in the June 2004 quarter were lower than revenue and earnings per share in the quarter ended March 31, 2004. The Company expects revenue and earnings per share for the quarter ending September 30, 2004 to again be lower than revenue and earnings per share in the March 31, 2004 quarter. The Company anticipates that revenue should begin to increase from the March 31, 2004 quarter in the quarter ending December 31, 2004. The Company's customers continue to expect growth in the broadband market that the Company's CNE products serve. More users are subscribing to DSL services and some currently using DSL technology desire new DSL technology as the older modems cannot deliver new applications such as music, photo sharing, movies and games that require higher broadband speed. The NSA market continues to decline as the transition to high-speed digital service continues. The Company's goal is to increase market share in mountings and NIUs in the NSA market. The Company continues to evaluate less strategic products and transition them to partners. The Company is investing in new products in the NSA product line that complement the broadband market products such as PowerSpan which support the deployment of VoIP in residential markets.

Revenues. The Company's revenues increased 1.6% from $55.3 million in the three months ended June 30, 2003 to $56.2 million in the three months ended June 30, 2004. This revenue increase was due to increased equipment revenue of $1.2 million and was offset in part by a decrease in teleconference service revenue of $328,000. The increased equipment revenue was due primarily to increased sales of the Company's broadband products which in the quarter ended June 30, 2004, increased to $31.8 million compared to $30.2 million in the same quarter one year ago. The increase in revenues from broadband products is due primarily to 268,000 higher unit volume offset in part by 30% price reductions. Revenue from the Company's NSA products in the equipment segment decreased from $13.5 million in the three months ended June 30, 2003 to $13.1 million in the three months ended June 30, 2004. NSA product revenue in the June 30, 2004 quarter includes an $883,000 contractual settlement from a customer. The overall decrease in NSA product revenue is due to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products. The decrease in revenue in the services segment is attributable a shift to lower priced conference call services at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Overall gross margin as a percentage of revenue decreased from 36.7% in the three months ended June 30, 2003 to 33.0% in the three months ended June 30, 2004. Margin in the equipment segment decreased from 35.3% in the three month period ended June 30, 2003 to 29.6% in the three months ended June 30, 2004. The June 30, 2004 margin includes the $833,000 contractual settlement mentioned above. This decrease in equipment segment gross margin percentage is due to price reductions in broadband products. Teleconference service gross margin increased from 41.7% in the three months ended June 30, 2003 to 46.8% in the three months ended June 30, 2004. This increase in service segment gross margin percent is due to reduced long distance costs. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing. Sales and marketing expense were unchanged at $5.4 million in the three months ended June 30, 2003 and June 30, 2004. Sales and marketing expenses decreased as a percentage of revenues from 9.8% in the three months ended June 30, 2003 to 9.5% in the three months ended June 30, 2004. The equipment segment sales and marketing expenses decreased by $200,000 resulting primarily from $272,000 in expense recorded for annual bonus and profit sharing plans in the three months ended June 30, 2003. No bonus or profit sharing was recorded in the three months ended June 30, 2004 due to the Company's estimated annual performance does not meet the bonus plan criteria. The fiscal 2005 bonus criteria requires a higher level of profit than in fiscal 2004. Sales and marketing expenses increase by $200,000 in Company's services segment. This increase was primarily a result of more employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company is planning to increase sales and marketing expense in the equipment segment of the business to sell its CNE equipment in Europe.

Research and Development. Research and development expenses decreased 19.4%, from $4.4 million in the three months ended June 30, 2003 to $3.6 million in the three months ended June 30, 2004. Research and development expenses also decreased as a percentage of revenues from 8.0% in the three months ended June 30, 2003 to 6.4% in the three months ended June 30, 2004. The decrease in research and development expense is primarily a result of $394,000 in expense recorded for annual bonus and profit sharing plans in the Company's equipment segment in the three months ended June 30, 2003. No bonus or profit sharing was recorded in the three months ended June 30, 2004 because of failure to meet bonus plan criteria. In addition, the Company capitalized $358,000 of engineering expenses as an intangible asset for EnvoyTM software in the three months ended June 30, 2004. The Company believes that research and development expenses will increase in fiscal year 2005 as the Company continues to expand its product offerings to include networking, wireless, managed services and other broadband applications.

General and Administrative. General and administrative expenses decreased 21.8%, from $5.1 million in the three months ended June 30, 2003 to $4.0 million in the three months ended June 30, 2004. General and administrative expenses as a percentage of revenue was 7.1% in the three months ended June 30, 2004 and 9.3% June 30, 2003. General and administrative expenses decreased by $0.9 million in the Company's equipment segment. The decrease in general and administrative expenses was due to $352,000 in expense related to annual bonus, profit sharing plans in the Company's equipment segment in the three months ended June 30, 2003 compared to no expense recorded in the three months ended June 30, 2004 because of failure to meet bonus plan criteria. In addition, legal expenses and bad debt in the June 2004 period were $220,000 and $260,000 lower than in the June 2003 period, respectively. General and administrative expenses decreased by $200,000 in the Company's service segment due to primarily to lower bad debt expenses of $73,000.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. for 20.2 million shares of class A common shares valued at $213.6 million. Intangible amortization expense was $364,000 for each of the three months ended June 30, 2004 and 2003.

Other income, net. Other income, net was $156,000 in the three months ended June 30, 2003 and $361,000 for the three-month period ended June 30, 2004. The increase in other income, net in the three-month period ended June 30, 2004 resulted from a $400,000 legal settlement. The remainder of other income, net for the three-month period ended June 30, 2004 and all of the three month period ended June 30, 2003 was comprised of a interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense decreased from $359,000 in the three months ended June 30, 2003 to $36,000 in the three months ended June 30, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. The Company recorded $2.2 million of income tax expense in the three-month period ended June 30, 2004 based on an estimate tax rate for the year of approximately 40%. In the period ended June 30, 2003, no tax provision was recorded since net operating loss carryforwards were available to offset taxable income that were fully reserved by valuation allowances. Deferred tax assets continue to offset taxable income in fiscal 2005, but the utilization now results in income tax expense since the valuation allowance of deferred tax assets were reduced in the fourth quarter of fiscal 2004. This resulted from management's belief that is it was more likely than not these deferred assets will be realized through the generation of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, the Company had $9.8 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At June 30, 2004, the Company had nothing outstanding and $22.8 million available under its secured revolving credit facility.

         The Company's revolving credit facility ("facility") provides for maximum borrowings of up to $30 million. The term of the facility expires on June 30, 2006 and provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.9 million as of June 30, 2004. The $4.9 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility accrue interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on June 30, 2004 and expects to comply with these covenants for the term of the facility.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million which was financed in part by notes payable. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of June 30, 2004, there was $508,000 outstanding under these notes.

         The Company's operating activities used cash of $204,000 in the three-month period ended June 30, 2004. This resulted primarily from net income, non-cash depreciation and amortization, offset by increases in inventory and decreases in accounts payable and accrued compensation. The increase in inventory was a result of the advance purchase of flash and SDRAM memory components, which are used in the Company's modem products and are in high market demand. The decrease in accounts payable is a result of the timing of vendor payments. The decrease in accrued compensation is the result of paying bonuses and profit sharing in the quarter ended June 30, 2004.

         Capital expenditures for the three-month period ended June 30, 2004 were approximately $294,000. Approximately $266,000 of the expenditures was in the equipment segment with $28,000 spent in the services segment. The Company expects to spend approximately $6.0 million and $1.7 million for capital expenditures for the remainder of fiscal year 2005 in the equipment and services segments respectively related primarily for machinery, computer and research equipment purchases needed to produce products such as ProLineTM, TrilinkTM, and the Westell-Mitel advanced multimedia access device.

         At June 30, 2004 the Company's principle sources of liquidity were $9.8 million of cash and available borrowings under its the secured revolving credit facility. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

         The Company has various future obligations and commitments consisting primarily of facility operating leases, obligations to purchase raw material in the equipment segment and local and long distance telephone service commitments in the services segment. The purchase obligations arise in the normal course of business operations. A June 30, 2004 the Company had future obligations and commitments as follows:


                                                          Payments due by fiscal year
                               ----------------------------------------------------------------------------------
(in thousands)                   2005        2006        2007       2008       2009     Thereafter      Total
-----------------------------  ----------  ----------  ---------  ---------  ---------  ------------  -----------
Debt and capital leases.....        $544       $ 326       $ --       $ --       $ --          $ --         $870
Purchase obligations              22,187       3,619      1,887        236         --            --       27,929
Future minimum lease
   payments for operating
   leases...................       2,854       3,253      3,058      3,048      2,932        20,175       35,320
                               ----------  ----------  ---------  ---------  ---------  ------------  -----------
Future obligations and
   commitments..............     $25,585      $7,198     $4,945     $3,284     $2,932       $20,175      $64,119
                               ==========  ==========  =========  =========  =========  ============  ===========


         The Company had net deferred tax assets of approximately $77.7 million at June 30, 2004. The Company has recorded a valuation allowance reserve of $35.9 million to reduce the recorded net deferred tax asset to $41.8 million.

         The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and a tax planning strategy that involves the potential sale of the Company's 91.5% subsidiary Conference Plus, Inc. to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

         There are no off balance sheet arrangements.


CRITICAL ACCOUNTING POLICIES

         There were no changes in critical accounting policies during the quarter.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------


         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $435,000 in additional other expense based on the ending intercompany balance outstanding at June 30, 2004. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

         As of June 30, 2004, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $436,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $35,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June

30, 2004. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the period covered by this report.


PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification by the Chief Executive Officer and Chief Financial
             Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: August 9, 2004                          By: /s/ E. VAN CULLENS
                                                 -------------------
                                                   E. VAN CULLENS Chief
                                                   Executive Officer


                                              By: /s/ NICHOLAS C. HINDMAN, Sr.
                                                 ------------------------------
                                                   NICHOLAS C. HINDMAN, Sr.
                                                   Chief Financial Officer