Form 10-K/A
period 2003-03-31
WESTELL TECHNOLOGIES INC
filed 2004-08-11
CIK 1002135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
(Mark One)

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

/ /     Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from           to       .
                                                            ---------    ------

Commission file number:    0-27266
                           -------

                           WESTELL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-3154957
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    750 N. COMMONS DRIVE
         AURORA, ILLINOIS                              60504
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (630) 898-2500

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

EXPLANATION FOR AMENDMENT:

        This Amendment to the Annual Report on Form 10-K of Westell Technologies, Inc. (the "Form 10-K") for the fiscal year ended March 31, 2003 is being filed with the SEC to include a signed independent auditor's report (the independent auditor's report filed with the original 10-K inadvertently did not have a symbol that indicated that it was signed).

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA


Item                                                                        Page
----                                                                        ----
Consolidated Financial Statements:
Report of Independent Auditors.......................................          2
Consolidated Balance Sheets -- March 31, 2002 and 2003...............          3
Consolidated Statements of Operations for the years ended
  March 31, 2001, 2002 and 2003......................................          5
Consolidated Statements of Stockholders' Equity for the years
  ended March 31, 2001, 2002 and 2003................................          6
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2002 and 2003......................................          7
Notes to Consolidated Financial Statements...........................          8


Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts.....................         24

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


/s/ ERNST & YOUNG LLP
Ernst & Young LLP


Chicago, Illinois
May 16, 2003, except for Notes 2 and 3, as to which the date is June 26, 2003


                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                                   March 31,
                                                                                                   ---------
                                                                                              2002         2003
                                                                                              ----         ----
                                                                                                (in thousands)
Current assets:
  Cash and cash equivalents..............................................................$     6,687    $ 11,474
  Accounts receivable (net of allowance of $1,531,000 and $905,000, respectively)........     25,266      22,633
  Inventories............................................................................     18,174      11,843
  Prepaid expenses and other current assets..............................................      2,169       1,532
  Deferred income tax asset..............................................................      7,830       2,300
  Land and building held for sale........................................................      2,052       --
                                                                                         ----------- -----------

           Total current assets..........................................................     62,178      49,782

Property and equipment:
  Machinery and equipment................................................................     45,148      42,819
  Office, computer and research equipment................................................     30,873      25,301
  Leasehold improvements.................................................................      7,634       7,731
                                                                                           ---------   ---------
                                                                                              83,655      75,851

  Less accumulated depreciation and amortization.........................................     54,029      55,417
                                                                                           ---------   ---------

    Property and equipment, net..........................................................     29,626      20,434

Goodwill ................................................................................      5,938       6,990
Intangibles, net.........................................................................     10,374       8,408

Deferred income tax asset and other assets...............................................     18,037      23,860
                                                                                          ----------  ----------

           Total assets..................................................................  $ 126,153   $ 109,474
                                                                                           =========   =========




               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    March 31,
                                                                                                    ---------
                                                                                              2002         2003
                                                                                              ----         ----
                                                                                                (in thousands)
Current liabilities:
  Accounts payable.......................................................................  $ 15,702      $11,802
  Accrued expenses.......................................................................    16,105       10,775
  Accrued compensation...................................................................     2,374        4,487
  Current portion of long-term debt and notes payable....................................    11,186       17,057
                                                                                           --------    ---------

           Total current liabilities.....................................................    45,367       44,121

Long-term debt...........................................................................    39,469       17,760

Other long-term liabilities..............................................................     5,044        4,100
                                                                                          ----------   ---------

           Total liabilities.............................................................    89,880       65,981
                                                                                           ---------     -------

Stockholders' equity:
Class A common stock, par $0.01..........................................................       459          460
  Authorized -- 109,000,000 shares
  Issued and outstanding - 45,907,065 at March 31, 2002 and 45,966,440 at
    March 31, 2003
Class B common stock, par $0.01..........................................................       190          190
  Authorized -- 25,000,000 shares
  Issued and outstanding -- 19,014,869 at March 31, 2002 and March 31, 2003
Preferred stock, par $0.01...............................................................        --           --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none
Deferred compensation....................................................................        46           46
Additional paid-in capital...............................................................   364,566      364,661
Treasury stock at cost 93,000 shares.....................................................      (247)        (247)
Cumulative translation adjustment........................................................       (18)        (168)
Accumulated deficit......................................................................  (328,723)    (321,449)
                                                                                         -----------  ----------

      Total stockholders' equity.........................................................    36,273       43,493
                                                                                         -----------------------

           Total liabilities and stockholders' equity....................................$  126,153  $   109,474
                                                                                         =======================


               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Fiscal Year Ended March 31,
                                                                                 ---------------------------------
                                                                                   2001       2002        2003
                                                                                   ----       ----        ----
                                                                                         (in thousands,
                                                                                     except per share data)

Equipment revenue............................................................. $319,494   $191,302    $168,216
Service revenue...............................................................   41,983     48,521      41,805
                                                                               --------   --------    --------
   Total revenues.............................................................  361,477    239,823     210,021
                                                                               --------   --------    --------

Cost of equipment sales.......................................................  306,143    176,162     119,149
Cost of services..............................................................   25,176     29,631      27,112
                                                                               --------   --------    --------
   Total cost of goods sold...................................................  331,319    205,793     146,261
                                                                               --------   --------    --------

    Gross margin..............................................................   30,158     34,030      63,760
                                                                               --------   --------    --------
perating expenses:
  Sales and marketing.........................................................   30,323     19,883      16,017
  Research and development....................................................   33,308     22,444      16,483
  General and administrative..................................................   24,254     24,028      17,513
  Goodwill and intangible amortization........................................   31,832     25,560       1,766
  Goodwill and intangible impairment..........................................       --     97,500          --
  Restructuring charge........................................................    1,700      6,258       1,678
                                                                               --------   --------    --------

     Total operating expenses.................................................  121,417    195,673      53,457
                                                                               --------   --------    --------

Operating income (loss).......................................................  (91,259)  (161,643)     10,303
Other expense, net............................................................       --       (222)         (9)
Interest expense..............................................................    2,197      5,564       2,648
                                                                               --------   --------    --------

Income (loss) before income taxes.............................................  (93,456)  (167,429)      7,646
Income taxes..................................................................       --         --         372
                                                                               --------   --------    --------
Income (loss) before cumulative effect of change in accounting principle......  (93,456)  (167,429)      7,274
Cumulative effect of change in accounting principle...........................     (400)        --          --
                                                                                --------   --------    --------

Net income (loss)............................................................. $(93,856) $(167,429)   $  7,274
                                                                               ========   ========    ========

Income (loss) per share:
  Income (loss) before cumulative effect of change in accounting principle.... $  (1.53) $   (2.60)   $   0.11
  Cumulative effect of change in accounting principle.........................     (.01)        --          --
                                                                               --------   --------    --------

Net income (loss) per common share:
  Basic.......................................................................  $ (1.54)  $  (2.60)   $   0.11
                                                                               ========   ========    ========
  Diluted.....................................................................  $ (1.54)  $  (2.60)   $   0.11
                                                                               ========   ========    ========

Weighted average number of common shares:
  Basic ......................................................................   61,072     64,317      64,925
                                                                               ========   ========    ========
  Diluted ....................................................................   61,072     64,317      65,126
                                                                               ========   ========    ========



               The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common   Common  Additional Cumulative                                  Total
                      Comprehensive   Stock   Stock   Paid-in    Translation  Deferred  Accum.   Treasury  Stockholders'
                      Income (loss)  Class A  Class B Capital    Adjustment    Comp.    Deficit     Stock    Equity
                      -------------  -------  ------- ---------  ----------    -----    -------     -----    ------
                                                              (in thousands)

Balance, March 31, 2000                 402      190   345,485        184       840      (67,438)      --       279,663
Net loss.............    $ (93,856)      --       --        --         --        --      (93,856)      --       (93,856)
    Translation adjustment    (218)      --       --        --       (218)       --           --       --          (218)
                         ---------
Total Comprehensive loss $ (94,074)
                         =========
Class B Stock Converted to
     Class A Stock...                     0       (0)       --         --        --           --       --            --
Conversion of subordinated
     debentures......                    13       --     6,202         --        --           --       --         6,215
Options Exercised....                    10       --     5,757         --        --           --       --         5,767
 Shares sold under Employee
     Stock Purchase Plan                  0       --       240         --        --           --       --           240
Deferred Compensation                    --       --        --         --        14           --       --            14
                                  --------- -------- --------- ----------    ------   ----------   ------    ----------

Balance, March 31, 2001                 425      190   357,684        (34)      854     (161,294)      --       197,825
Net loss.............   $ (167,429)      --       --        --         --        --     (167,429)      --      (167,429)
    Translation adjustment      16       --       --        --         16        --           --       --            16
                        ----------
Total Comprehensive loss$ (167,413)
                        ==========
Issuance of Class A Common
    Stock ...........                    33       --     5,844         --        --           --       --         5,877
Options Exercised....                    --       10        --         --        --           --       10
 Shares sold under Employee
     Stock Purchase Plan                  1       --       151         --        --           --       --           152
Treasury stock.......                    --       --        --         --        --           --     (247)         (247)
Deferred Compensation                    --       --       877         --      (808)          --       --            69
                                  --------- -------- --------- ----------    ------   ----------   ------    ----------

Balance, March 31, 2002           $     459 $    190 $ 364,566 $      (18)   $   46    $(328,723)  $ (247)   $   36,273
                                  --------- -------- --------- ----------    ------   ----------   ------    ----------
Net income...........      $ 7,274       --       --        --         --        --        7,274       --          7,274
    Translation adjustment    (150)      --       --        --       (150)       --           --       --          (150)
                           -------
Total Comprehensive income $ 7,124
                           =======
Options Exercised....                     1       --        95         --        --           --       --            96

Balance, March 31, 2003           $     460 $    190 $ 364,661 $     (168)   $   46   $ (321,449)  $ (247)   $   43,493
                                  --------- -------- --------- ----------    ------   ----------   ------    ----------







               The accompanying notes are an integral part of these Consolidated Financial Statements.




                                     WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Fiscal Year Ended March 31,
                                                                                 ----------------------------------
                                                                                   2001       2002        2003
                                                                                   ----       ----        ----
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss)........................................................... $(93,856)  $(167,429)    $7,274
 Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization..........................................   43,941      40,222     13,318
       Goodwill and intangible impairment.....................................       --      97,500         --
       Deferred taxes.........................................................       --         350        230
       Deferred compensation..................................................       14        (807)        --
       Loss on sale of fixed assets and asset impairment......................       --       2,014        824
       Other..................................................................      147         (71)       200
  Change in assets and liabilities:
     Accounts receivable......................................................    7,045       9,656      2,483
     Inventories..............................................................  (42,451)     54,894      6,363
     Prepaid expenses and other current assets................................       75         (44)       637
     Refundable income taxes..................................................    9,323        --           --
     Other assets.............................................................      429        (164)      (523)
     Accounts payable and accrued expenses....................................   38,969     (47,152)   (10,175)
     Accrued compensation.....................................................   (2,251)     (2,313)     2,113
                                                                               --------   ---------     ------

          Net cash (used in) provided by operating activities.................  (38,615)    (13,344)    22,744
                                                                               --------   ---------     ------

Cash flows from investing activities:
   Purchases of property and equipment........................................  (22,172)     (9,205)    (2,766)
   Proceeds from sale of equipment............................................      190          62      1,977
   Purchase of subsidiary stock...............................................       --          --       (459)
   Decrease in short-term investments.........................................    1,951          --         --
                                                                               --------   ---------     ------

          Net cash used in investing activities...............................  (20,031)     (9,143)    (1,248)
                                                                               --------   ---------     ------

Cash flows from financing activities:
   Net borrowing (repayment) under revolving promissory notes.................   28,400      (2,310)    (6,134)
   Borrowing of long-term debt and leases payable.............................      193      24,890      1,724
   Repayment of long-term debt and leases payable.............................   (2,792)       (479)   (12,363)
   Proceeds from issuance of Common Stock including tax benefit on options....    6,008       6,668         96
                                                                               --------   ---------     ------

          Net cash provided by (used in) financing activities.................   31,812      28,769    (16,677)
                                                                               --------   ---------     ------

Effect of exchange rate changes on cash.......................................      (19)         --        (32)
                                                                               --------   ---------     ------
           Net increase (decrease) in cash and cash equivalents................   26,853)      6,282     4,787
Cash and cash equivalents, beginning of period................................   27,258         405      6,687
                                                                               --------   ---------     ------

Cash and cash equivalents, end of period......................................$     405   $  6,687  $   11,474
                                                                              =========== ========= ==========

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

         Inventories

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

                                                                  March 31,
                                                                  ---------
                                                              2002       2003
                                                              ----       ----
                                                                (in thousands)

        Raw materials.................................... $ 22,721     $ 9,340
        Work in process..................................       39           4
        Finished goods...................................   14,889       7,945
        Reserve for excess and obsolete inventory and
          net realizable value...........................  (19,475)     (5,446)
                                                          ---------    --------

                                                           $18,174     $11,843

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



                                                         Fiscal year ended
                                                   ----------------------------
(In thousands, except per share amounts)              2001           2002
                                                   -----------    -------------

Reported net loss.............................      $ (93,856)       $(167,429)
Add back: Goodwill amortization...............         15,680           12,473
                                                   -----------    -------------
Pro forma net loss............................      $ (78,176)       $(154,956)
                                                   ===========    =============

Reported basic and diluted loss per share.....      $   (1.54)          $(2.60)
Add back: Goodwill amortization per share.....            .26              .19
                                                   -----------    -------------
Pro forma basic and diluted loss per share....      $   (1.28)          $(2.41)
                                                   ===========    =============


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

                                                Fiscal year ended March 31,
                                           (in thousands except per share data)
                                           2001          2002          2003
                                         ------------  ------------  -----------
Net income (loss), as reported..........   $(93,856)    $(167,429)       $ 7,274
Deduct:  Total stock based employee
compensation expense determined under
fair value based method for all awards,
net of the related tax effect...........      14,729        10,695         3,599
                                         ------------  ------------  -----------
Pro forma net income (loss).............  $(108,585)    $(178,124)       $ 3,675
                                         ============  ============  ===========

Basic and diluted earnings (loss) per
share, as reported......................    $ (1.54)      $ (2.60)        $ 0.11
Basic and diluted earnings (loss) per
share, Pro forma........................    $ (1.78)      $ (2.77)        $ 0.06


See Note 8 for further discussion of the Company's option plans.


         Supplemental Cash Flow Disclosures

         The following represents supplemental disclosures to the consolidated statements of cash flows:


                                                                                                March 31,
                                                                                   ------------------------------------
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

NOTE 3. LONG-TERM DEBT AND NOTES PAYABLE:

         Long-term debt and notes payable consists of the following:

                                                                    March 31,
                                                                    ---------
                                                                2002       2003
                                                                ----       ----
                                                                 (in thousands)
Capitalized lease obligations secured by related equipment..  $1,687     $1,314
Revolving Promissory note payable...........................  21,090     14,956
Term notes payable to a bank................................   5,000      5,000
Term notes payable..........................................      --      1,158
Vendor notes payable........................................  22,878     12,389
                                                              ------     -------


                                                              50,655     34,817

        Less current portion................................ (11,186)   (17,057)
                                                              ------    --------

                                                             $39,469    $17,760
                                                             =======    =======

         Future maturities of long-term debt at March 31, 2003 are as follows (in thousands):

        2004................................................ $17,057
        2005................................................   2,478
        2006................................................  15,282
                                                             -------
                                                             $34,817

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
                                                           =======   ========  ========


Components of the net deferred income tax asset are as follows:

                                                                   March 31,
                                                                   ---------
                                                             2002         2003
                                                             ----         ----

                                                               (in thousands)
        Deferred income tax assets:
          Allowance for doubtful accounts................    $  683        $329
          Alternative minimum tax credit.................       998         998
          Research and development credit carryforward...     5,835       5,674
          Capital loss carryforward......................     2,328          --
          Compensation accruals..........................     1,223         854
          Inventory reserves.............................    11,247       3,014
          Warranty reserve...............................     1,203         500
          Net operating loss carryforward................    65,460      66,127
          Accrued interest...............................     1,164          --
          Property.......................................       770       1,264
          Other..........................................     2,309       2,705
                                                            -------    --------
                                                             93,220      81,465
        Deferred income tax liabilities:
          Property and equipment.........................       159         111
          Other..........................................        11           9
                                                          ---------   ---------
                                                                170         120

           Valuation allowance...........................   (67,605)    (56,130)
                                                          ---------  ----------

             Net deferred income tax asset...............  $ 25,445    $ 25,215
                                                           ========   =========


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


     Total minimum future rental payments at March 31, 2003 are as follows (in thousands):

        2004...........................................   $  4,558
        2005...........................................      3,737
        2006...........................................      3,511
        2007...........................................      3,350
        2008...........................................      3,390
        Thereafter.....................................     22,639
                                                         ---------

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


                                                                      Common Stock
                                                                     Shares Issued
                                                                        and
                                                                    Outstanding              Treasury
                                                              Class A           Class B        Stock
                                                              -------           -------        -----
                                                                          (in thousands)

Balance, March 31, 2000..............................         40,179          19,051            --
Class B Stock Converted to Class A Stock.............             36             (36)           --
Conversion of subordinated debentures................          1,164              --            --
Options Exercised....................................          1,044              --            --
Shares sold under Employee Stock Purchase Plan.......             50              --            --
                                                           ---------         -------       -------

Balance, March 31, 2001..............................         42,473          19,015            --
Issuance of Class A Common Stock ....................          3,315              --            --
Options Exercised....................................              5              --            --
 Shares sold under Employee Stock Purchase Plan......            114              --            --
Treasury stock.......................................             --              --           (93)
                                                           ---------         -------       -------

Balance, March 31, 2002..............................         45,907          19,015           (93)
Issuance of Class A Common Stock ....................             --              --            --
Options Exercised....................................             59              --            --
 Shares sold under Employee Stock Purchase Plan......             --              --            --
Treasury stock.......................................             --              --            --
                                                           ---------         -------       -------

Balance, March 31, 2003..............................         45,966          19,015           (93)
                                                            ========         =======       =======



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

The following table summarizes information about all stock options outstanding as of March 31, 2003:


                                         Options Outstanding                                Options Exercisable
                           -----------------------------------------------   --------------------------------------
      Range of            Number                               Weighted-           Number            Weighted
      Exercise        Outstanding at        Remaining           Average        Exercisable at         Average
       Prices             3/31/03              Life         Exercise Price         3/31/03        Exercise Price
    ------------    --------------------------------------  --------------   -------------------  --------------

   $1.07 - $1.57         3,674,491             8.81 yrs           $ 1.38             329,013          $ 1.18
    1.60 -  2.19         2,677,652             8.20 yrs             2.03             826,722            2.08
    2.21 -  5.03         3,043,551             7.54 yrs             4.23           1,175,045            4.47
    5.04 - 35.65         2,130,905             5.86 yrs            13.83           1,955,565           13.71
   36.18 - 36.18             6,200             6.97 yrs            36.18               3,720           36.18
                       -----------           ----------       ----------            --------      ----------

    $1.07 - 36.18       11,532,799             7.79 yrs           $ 4.60           4,290,065          $ 7.99



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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:


                                                              Telecom          Telecom      Consolidated
                                                             Equipment        Services         Total
                                                             ---------        --------         -----
2001
      Revenues............................................     $319,494        $41,983       $361,477
                              Operating income (loss)           (99,387)         8,128        (91,259)
      Depreciation and amortization.......................       40,553          3,388         43,941
      Total assets........................................      295,960         19,179        315,139

2002
      Revenues............................................     $191,302        $48,521       $239,823
                              Operating income (loss)          (166,063)         4,420       (161,643)
      Depreciation and amortization.......................       35,847          4,375         40,222
      Total assets........................................      105,969         20,184        126,153

2003
      Revenues............................................     $168,216        $41,805       $210,021
                              Operating income                    8,001          2,302         10,303
      Depreciation and amortization.......................        8,843          4,475         13,318
      Total assets........................................       86,702         22,772        109,474



Reconciliation of operating (loss) for the reportable segments to income (loss) before income taxes:


                                                                     Fiscal Year Ended March 31,
                                                                     ---------------------------
                                                                2001             2002           2003
                                                                ----             ----           ----

Operating income (loss)...................................   $  (91,259)    $ (161,643)      $ 10,303
Other expense, net........................................           --           (222)            (9)
Interest expense..........................................        2,197          5,564          2,648
                                                             ----------     ----------       --------

Income (loss) before income taxes.........................   $  (93,456)    $ (167,429)      $  7,646
                                                             ==========     ==========       ========


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

Significant Customers and Concentration of Credit:

         The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

                                                              Fiscal Year Ended
                                                                  March 31,
                                                             -------------------
                                                             2001   2002    2003
                                                             ----   ----    ----
        Verizon............................................  25.9%  43.2%  42.5%
        SBC................................................  17.6   14.9   15.2
        BellSouth..........................................   1.6    0.7   13.9
        Fujitsu Telecommunications Europe Limited..........  14.3    3.5    1.8

         Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

                                                              Fiscal Year Ended
                                                                   March 31,
                                                                   ---------
                                                               2002       2003
                                                               ----       ----
        Verizon............................................    46.5%       50.3%
        SBC................................................    12.6        22.7
        Fujitsu Telecommunications Europe Limited..........    10.4         1.3

         Geographic Information

         The Company's financial information by geographic area was as follows for the years ended March 31:

                                              Domestic   International   Total
                                              --------   -------------   -----
                                                        (in thousands)
2001
        Revenue.............................$ 303,758    $ 57,719   $ 361,477
        Operating loss......................  (88,394)     (2,865)    (91,259)
        Identifiable assets.................  313,067       2,072     315,139

2002
        Revenue.............................$ 224,341    $ 15,482   $ 239,823
        Operating loss...................... (161,513)       (130)   (161,643)
        Identifiable assets.................  124,045       2,108    126,153

2003
        Revenue.............................$ 198,771    $ 11,250   $ 210,021
        Operating income (loss).............   11,511      (1,208)     10,303
        Identifiable assets.................  106,591       2,883     109,474


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

The restructuring charges and their utilization are summarized as follows:


                    Accrued                     Accrued                       Accrued      2003            Accrued
(Dollars in            at                          at                            at     Charged              at
thousands)         March 31      2001     2001  March 31      2002      2002  March     net of       2003  March
                     2000     Charged  Utilized   2001     Charged  Utilized  31 2002   reversal Utilized  31 2003
------------------ ---------- -------- -------- ---------- -------- --------- --------- -------- --------- --------
Employee costs.......$ 2,604  $ 1,550  $ 1,552    $ 2,602  $ 4,066    $4,629   $ 2,039   $1,120    $2,390    $ 769
Legal, other and
facility costs.......    300      150       55        395    2,191       412     2,174      552       650    2,076
------------------ ---------- -------- -------- ---------- -------- --------- --------- -------- --------- --------
Total................$ 2,904  $ 1,700  $ 1,607    $ 2,997  $ 6,257   $ 5,041   $ 4,213  $ 1,672   $ 3,040  $ 2,845
================== ========== ======== ======== ========== ======== ========= ========= ======== ========= ========


NOTE 11. OTHER INCOME(EXPENSE), NET:

         Other income (expense), net for the years ended March 31, 2002 and 2003 was primarily due to interest income, unrealized gains and losses on intercompany balances denominated in foreign currency, and the elimination of minority interest.


I.       NOTE 12.  EARNINGS PER SHARE


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


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)


                                                         2001     2002    2003
                                                         ----     ----    ----

Balance at beginning of year..........................   $855   $1,363   $1,531
Provision for doubtful accounts.......................    627      971      623
Write-offs of doubtful accounts, net of recoveries....   (119)    (803)  (1,249)

Balance at end of year................................ $1,363   $1,531   $  905
                                                       ======   ======   ======

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 a)      (1)      Financial Statements
                  --------------------

                           The consolidated financial statements of Westell Technologies, Inc. at March 31, 2003 and 2002 and for each of the three fiscal years in the period ended March 31, 2003, together with the Report of Independent Auditors, are set forth in Item 5 of this Report.

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

                           Schedule II - Valuation and Qualifying Accounts - page 26

                           Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

                  (3)      Exhibits
                           --------

                           3.1      Amended and Restated Certificate of
                                    Incorporation, as amended (incorporated
                                    herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
                           3.2      Amended and Restated By-laws laws
                                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           4.1 Form of Stock Purchase Warrant dated April 15, 1999 by and among Westell Technologies, Inc., Castle Creek Technology Partners LLC (409,091 shares), Marshall Capital Management, Inc. (272,727 shares), and Capital Ventures International (227,273 shares) (incorporated herein by reference to Westell Technologies, Inc.'s Report on Form 8-K dated April 20, 1999).
                           4.2      Amended and Restated Certificate of
                                    Incorporation, as amended (See exhibit 3.1).
                           4.3      Amended and Restated By-laws (see Exhibit
                                    3.2).
                           4.4 Form of Warrant granted to certain Penny family trusts on June 29, 2001 (incorporated herein be reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           9.1 Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.1     Intentionally omitted.
                           10.2 Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended, (incorporated herein by reference to Exhibits 10.4 and 10.16 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           10.3 Form of Registration Rights Agreement among the Company and Robert C. Penny III and Melvin J. Simon, as trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to

                                    Westell Technologies, Inc.'s Registration
                                    Statement on Form S-1, as amended,
                                    Registration No. 33-98024).
                           *10.4 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.5 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
                           *10.6 Teltrend Inc. 1995 Stock Option Plan. (incorporated by reference to the Teltrend, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995)
                           *10.7 Teltrend Inc. 1996 Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997).
                           *10.8 Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Teltrend Inc.'s Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997).
                           *10.9 Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens.
                           *10.10 Severance Agreement between Conference Plus, Inc. and Tim Reedy.
                           10.11 Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit
                                    10.11 to Westell Technologies, Inc.'s
                                    Registration Statement on Form S-1, as
                                    amended, Registration No. 33-98024)
                           10.12 Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           10.14    Intentionally omitted.
                           10.15 Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           10.16 Amended and Restated Loan and Security Agreement dated June 29, 2001 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to the like numbered exhibit to Company's Annual Report on Form 10-K for the year ended March 31,
                                    2001).
                           10.17 Lease for Three National Plaza at Woodfield dated December 24, 1991 by and between the First National Bank of Boston, as Trustee pursuant to that certain Pooling and Security Agreement dated April 1, 1988, and Conference Plus, Inc., as amended and modified. (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for fiscal year ended March 31, 1996).
                           10.18 Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to the exhibit of equal number to the Company's Form 10-K for fiscal year ended March 31,
                                    1996).
                           10.19 Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend,

                                    Inc. (incorporated by reference to Exhibit
                                    10.1 to the Company's Form 10-Q for the
                                    period ended December 31, 2000).
                           10.20 Amendment to Amended and Restated Loan and Security Agreement dated April 13, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc., and Teltrend, Inc. (incorporated by reference to Exhibit
                                    10.18 to the Company's Report on Form 8-K
                                    filed on April 17, 2001).
                           10.21 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.(incorporated by reference to Exhibit
                                    10.21 to the Company's Annual Report on Form
                                    10-K for the year ended March 31, 2002).
                           10.22 Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           *10.23 Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit
                                    10.23 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended September
                                    30, 2001).
                           *10.24 Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
                           10.25     Seventh Amendment to the Amended and
                                    Restated Loan and Security Agreement dated
                                    as of June 26, 2003 among LaSalle National
                                    Bank, the Company, Westell, Inc, Westell
                                    International, Inc. Conference Plus, Inc.
                                    and Teltrend, Inc. (incorporated by
                                    reference to Exhibit 10.25 to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended March 31, 2003).
                           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
                           23.1     Consent of Ernst & Young LLP.
                           31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                           31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                           32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002




                       *Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2004.




                                                     WESTELL TECHNOLOGIES, INC.


                                                     /s/ Nicholas C. Hindman
                                                     Chief Financial Officer