Form 10-Q
period 2004-09-30
WESTELL TECHNOLOGIES INC
filed 2004-11-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

Class A Common Stock, $0.01 Par Value - 53,653,388 shares at November 1, 2004 Class B Common Stock, $0.01 Par Value - 14,741,872 shares at November 1, 2004

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets                        3
                  -As of March 31, 2004 and September 30, 2004
                   (unaudited)


                  Condensed Consolidated Statements of Operations
                  (unaudited)                                                  4
                  -Three months ended September 30, 2003 and 2004
                  -Six months ended September 30, 2003 and 2004

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited)                                                  5
                  -Six months ended September 30, 2003 and 2004

                  Notes to the Condensed Consolidated Financial
                  Statements (unaudited)                                       6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risks                                              17

         Item 4. Controls and Procedures                                      18


PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                            18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 6. Exhibits                                                     19


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof, are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.



                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                                        March 31,          Sept. 30,
                                                                           2004               2004
                                                                      ---------------    ---------------

                                                                                  (unaudited)
                                                                                  (in
                                                                                  thousands)
Current assets:
  Cash and cash equivalents.........................................        $ 11,241           $ 17,206
  Accounts receivable (net of allowance of $662,000 and $686,000
  respectively).....................................................          23,807             29,119
  Inventories.......................................................          16,075             23,744
  Prepaid expenses and other current assets.........................           2,340              2,692
  Deferred income tax asset.........................................           7,200              4,138
                                                                      ---------------    ---------------
      Total current assets..........................................          60,663             76,899
                                                                      ---------------    ---------------
  Property and equipment:
   Machinery and equipment..........................................          42,462             42,271
   Office, computer and research equipment..........................          23,414             23,901
   Leasehold improvements...........................................           7,832              7,829
                                                                      ---------------    ---------------
                                                                              73,708             74,001
  Less accumulated depreciation and amortization....................          56,099             59,321
                                                                      ---------------    ---------------
   Property and equipment, net......................................          17,609             14,680
                                                                      ---------------    ---------------
Goodwill............................................................           6,990              6,990
Intangibles, net....................................................           6,954              6,756
Deferred income tax asset and other assets..........................          37,565             35,982
                                                                      ---------------    ---------------
      Total assets..................................................       $ 129,781          $ 141,307
                                                                      ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................         $14,163           $ 21,321
  Accrued expenses..................................................          10,105              9,547
  Accrued compensation..............................................           6,808              4,451
  Current portion of long-term debt.................................           3,416                562
                                                                      ---------------    ---------------
   Total current liabilities........................................          34,492             35,881
Long-term debt......................................................             326                 95
Other long-term liabilities.........................................           1,179              1,505
                                                                      ---------------    ---------------
      Total liabilities.............................................          35,997             37,481

Minority Interest                                                              2,019              2,236
Stockholders' equity:
Class A common stock, par $0.01.....................................             532                536
  Authorized - 109,000,000 shares
  Issued and outstanding - 53,266,058 shares at March 31, 2004
and                    53,648,038 shares at September 30, 2004
Class B common stock, par $0.01.....................................             147                147
  Authorized - 25,000,000 shares
  Issued and outstanding - 14,741,872 shares at March 31, 2004
and                     September 30, 2004
Preferred stock, par $0.01..........................................              --                 --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Additional paid-in capital..........................................         378,390            380,519
Treasury stock at cost - 93,000 shares..............................           (247)              (247)
Cumulative translation adjustment...................................           (485)              (450)
Accumulated deficit.................................................       (286,572)          (278,915)
                                                                      ---------------    ---------------
      Total stockholders' equity....................................          91,765            101,590
                                                                      ---------------    ---------------
        Total liabilities and stockholders' equity..................       $ 129,781          $ 141,307
                                                                      ===============    ===============

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.




                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2003            2004              2003            2004
                                                ------------    ------------      ------------    ------------

                                                                           (unaudited)
                                                           (in thousands, except per share data)

Equipment sales...............................     $ 46,921        $ 50,582          $ 90,627        $ 95,502
Services......................................       11,455          10,817            23,035          22,069
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       58,376          61,399           113,662         117,571

Cost of equipment sales.......................       32,568          36,964            60,829          68,602
Cost of services..............................        6,783           5,156            13,538          11,144
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       39,351          42,120            74,367          79,746
                                                ------------    ------------      ------------    ------------

   Gross margin...............................       19,025          19,279            39,295          37,825
Operating expenses:
  Sales and marketing.........................        4,783           5,530            10,209          10,882
  Research and development....................        4,321           3,528             8,756           7,102
  General and administrative..................        4,335           4,762             9,469           8,776
  Restructuring...............................           --           (452)                --           (452)
  Intangible amortization.....................          364             324               728             688
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       13,803          13,692            29,162          26,996
Gain on sale of product line..................           --           1,453                --           1,453
                                                ------------    ------------      ------------    ------------
Operating income..............................        5,222           7,040            10,133          12,282

Other income, net.............................           35              32               191             393
Interest expense..............................        (197)            (15)             (556)            (51)
                                                ------------    ------------      ------------    ------------
Income before minority interest and income            5,060           7,057             9,768          12,624
taxes.........................................
Income taxes..................................           --           2,567                --           4,750
Minority interest.............................          121             120               233             217
                                                ------------    ------------      ------------    ------------
Net income....................................      $ 4,939         $ 4,370           $ 9,535         $ 7,657
                                                ============    ============      ============    ============

Net income per common share:..................
             Basic............................       $ 0.07          $ 0.06            $ 0.14          $ 0.11
                                                ============
                                                                ============      ============    ============
             Diluted..........................       $ 0.07          $ 0.06            $ 0.14          $ 0.11
                                                ============    ============      ============    ============
Weighted average number of common shares
  outstanding:................................
             Basic............................       66,840          68,379            66,167          68,336
                                                ============    ============      ============    ============
             Diluted..........................       70,879          70,420            70,345          70,805
                                                ============    ============      ============    ============




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      Sept. 30,
                                                                       -----------------------------------------
                                                                            2003                     2004
                                                                       -----------------       -----------------


                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................             $ 9,535                 $ 7,657
Reconciliation of net income to net cash provided by
   operating activities:
  Loss on sale of fixed asset......................................                   5                      47
  Sale of product technology.......................................                  --                 (2,052)
  Depreciation and amortization....................................               4,762                   4,418
  Restructuring....................................................               (505)                 (1,261)
  Deferred Taxes...................................................                  --                   4,884
  Minority interest................................................                  --                     217
  Tax benefit received on stock option exercises...................                  --                     199
Changes in assets and liabilities:
  Accounts receivable..............................................             (1,076)                 (5,084)
  Inventory........................................................                 498                 (7,669)
  Prepaid expenses and other current assets........................                (19)                   (352)
  Capitalization of software development costs.....................                  --                   (929)
  Other assets.....................................................                  31                   (239)
  Accounts payable and accrued expenses............................                 854                   8,502
  Accrued compensation.............................................                 354                 (2,357)
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................              14,439                   5,981
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (1,275)                   (849)
  Proceeds from sale of land, building and equipment...............                   4                      --
  Proceeds from sale of  product line                                                --                   2,000
                                                                       -----------------       -----------------
Net cash provided by  (used in) investing activities                            (1,271)                   1,151
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net repayment under revolving promissory notes...................            (13,956)                      --
  Net repayment of long-term debt and leases payable...............             (5,648)                 (3,086)
  Proceeds from the issuance of common stock.......................               5,673                   1,934
                                                                       -----------------       -----------------
Net cash used in financing activities..............................            (13,931)                 (1,152)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                  11                    (15)
Net (decrease) increase in cash....................................               (752)                   5,965
Cash and cash equivalents, beginning of period.....................              11,474                  11,241
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................            $ 10,722                $ 17,206
                                                                       =================       =================




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

         In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at September 30, 2004 and for all periods presented. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 ("fiscal year 2005").


NOTE 2. COMPUTATION OF INCOME PER SHARE

         The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:


                                                Three months ended                Six months ended
                                                   September 30,                    September 30,
                                            ----------------------------    -----------------------------
Dollars in thousands, except per share
   amounts                                     2003            2004            2003             2004
                                            ------------    ------------    ------------    -------------
BASIC EARNINGS PER SHARE:
Net income                                      $ 4,939         $ 4,370         $ 9,535          $ 7,657
Average basic shares outstanding                 66,840          68,379          66,167           68,336
Basic net income per share                       $ 0.07          $ 0.06          $ 0.14           $ 0.11

DILUTED EARNINGS PER SHARE:
Net income                                      $ 4,939         $ 4,370         $ 9,535          $ 7,657
Average basic shares outstanding                 66,840          68,379          66,167           68,336
    Effect of dilutive securities: stock
      options and warrants                        4,039           2,041           4,178            2,469
                                            ------------    ------------    ------------    -------------
Average diluted shares outstanding               70,879          70,420          70,345           70,805
                                            ------------    ------------    ------------    -------------
Diluted net income per share                     $ 0.07          $ 0.06          $ 0.14           $ 0.11



NOTE 3. RESTRUCTURING CHARGE

         The Company recognized a restructuring charge of $6.3 million in fiscal year 2002. These charges included personnel, facility and certain development contract costs. The purpose of the fiscal year 2002 restructuring plan was to decrease costs primarily by a workforce reduction of approximately 200 employees and to realign the Company's cost structure with the Company's anticipated business outlook. During fiscal year 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal year 2002. As of March 31, 2004 all of these restructuring costs had been paid.

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company recognized a net restructuring expense of $1.7 million in fiscal year 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In September 2004, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $452,000 of restructuring for facility costs. As of September 30, 2004, the Company paid approximately $1.7 million of these accrued restructuring costs leaving a balance of $396,000.

         The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus at Westell Limited which caused or will cause a workforce reduction of approximately 14 employees. The Company paid approximately $426,000 of these costs as of September 30, 2004 leaving a balance of $272,000.

         The Company's restructuring accrual balances and activity are presented in the following table:


                                                          Reversed
                                          Balance           though     Paid through          Balance
 (in thousands)                      Mar. 31,2004   Sept. 30, 2004   Sept. 30, 2004   Sept. 30, 2004
- -----------------------------------------------------------------------------------------------------
Employee costs.......................       $ 698               --            $ 413            $ 285
Legal, facility & other costs........       1,231            (452)              396              383
- -----------------------------------------------------------------------------------------------------
Total................................     $ 1,929          $ (452)            $ 809            $ 668
=====================================================================================================



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

         Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 2003 and 2004, are as follows:


                                              Telecom               Telecom
 (In thousands)                              Equipment             Services                Total
                                             ---------             --------                -----
Three months ended September 30, 2003
      Revenues..........................     $ 46,921              $ 11,455              $ 58,376
      Operating income..................        3,792                 1,430                 5,222
      Depreciation and amortization.....        1,288                 1,005                 2,293
      Total assets......................       86,664                19,013               105,677

Three months ended September 30, 2004
      Revenues..........................     $ 50,582              $ 10,817              $ 61,399
      Operating income..................        4,695                 2,345                 7,040
      Depreciation and amortization.....        1,267                   876                 2,143
      Total assets......................      123,364                17,943               141,307

Six months ended September 30, 2003
      Revenues..........................     $ 90,627              $ 23,035             $ 113,662
      Operating income..................        7,463                 2,670                10,133
      Depreciation and amortization.....        2,717                 2,045                 4,762
      Total assets......................       86,664                19,013               105,677

Six months ended September 30, 2004
      Revenues..........................     $ 95,502              $ 22,069             $ 117,571
      Operating income..................        8,334                 3,948                12,282
      Depreciation and amortization.....        2,583                 1,835                 4,418
      Total assets......................      123,364                17,943               141,307



                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:


                                                 Three months ended                  Six months ended
                                                    September 30,                      September 30,
                                           -------------------------------    -------------------------------
(in thousands)                                  2003             2004               2003              2004
                                           ------------      -------------    -------------       -----------
Operating income ........................      $ 5,222            $ 7,040         $ 10,133          $ 12,282
Other income, net........................           35                 32              191               393
Interest expense.........................        (197)               (15)            (556)              (51)
                                           ------------      -------------    -------------       -----------
Income before income taxes and minority
interest  ...............................      $ 5,060            $ 7,057          $ 9,768          $ 12,624
                                           ============      =============    =============       ===========



NOTE 5.  COMPREHENSIVE INCOME

         The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:


                                                       Three months ended                  Six months ended
                                                          September 30,                      September 30,
                                                 ------------------------------     -------------------------------
(in thousands)                                        2003            2004                2003             2004
                                                 ------------     -------------     -------------      ------------
Net income ...................................       $ 4,939           $ 4,370           $ 9,535           $ 7,657
Other comprehensive income
  Foreign currency translation adjustment.....           (8)              (14)             (113)                35
                                                 ------------     -------------     -------------      ------------
Comprehensive Income  ........................       $ 4,931           $ 4,356           $ 9,422           $ 7,692
                                                 ============     =============     =============      ============


NOTE 6. INVENTORIES

         The components of inventories are as follows:


                                                       March 31,             September 30,
                                                    ----------------        -----------------
(in thousands)                                           2004                     2004
                                                    ----------------        -----------------
Raw material .................................             $ 12,374                 $ 22,046
Work in process...............................                   14                       46
Finished goods................................                8,051                    5,662
Reserve for excess and obsolete inventory
    and net realizable value..................              (4,364)                  (4,010)
                                                    ----------------        -----------------
                                                           $ 16,075                 $ 23,744
                                                    ================        =================


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


                                                         Three months ended                        Six months ended
                                                            September 30,                            September 30,
                                                        --------------------------------     -------------------------------
(in thousands, except per-share amounts)                      2003              2004             2003             2004
                                                        -----------------    -----------     -------------   ---------------
Net income, as reported ................................         $ 4,939        $ 4,370           $ 9,535           $ 7,657
Stock-based employee compensation expense included in
    reported net earnings, net of related tax effects..               --             --                --                --
Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects .................           (400)          (606)             (955)           (1,205)
                                                        -----------------    -----------     -------------   ---------------
Pro forma net income....................................         $ 4,539        $ 3,764           $ 8,580           $ 6,452
Earnings per common share:
    As reported........................................           $ 0.07         $ 0.06            $ 0.14            $ 0.11
    Pro forma ..........................................          $ 0.07         $ 0.06            $ 0.13            $ 0.09
Earnings per common share, assuming dilution:
    As reported ........................................          $ 0.06         $ 0.05            $ 0.14            $ 0.11
    Pro forma ..........................................          $ 0.06         $ 0.05            $ 0.12            $ 0.09



         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The estimate assumes, among other things, a risk-free interest rate of 2.8%, no dividend yield, expected volatility of 98% and an expected life of 7 years.


NOTE 8.  WARRANTY RESERVE

         Most of the Company's products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into our estimate of our warranty reserve include the number of units shipped historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The following table presents the changes in our product warranty reserve:

                                                     Six months ended
                                            -----------------------------------

(In millions)                                  9/30/04             9/30/03
                                            ---------------    ----------------
Total product warranty reserve at the
   beginning of the period..............           $ 1,670             $ 1,520
Warranty expense........................               638                 615
Charged to other accounts...............                --                  --
Deductions..............................               591                 615
                                            ---------------    ----------------
Total product warranty reserve at the
   end of the period....................           $ 1,717             $ 1,520
                                            ---------------    ----------------

NOTE 9.  SALE OF PRODUCT LINE

         On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The Company accessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million.


NOTE 10. DEFERRED COMPENSATION

         The Company has a deferred compensation program with an executive that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $615,000 of cash has been funded into the rabbi trust as of September 30, 2004 and the Company has recorded a $1.1 million long term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.


NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after June 15, 2005. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         --------------------------------------------------------------------
AND RESULTS OF OPERATION
- ------------------------

OVERVIEW
     The Company is comprised of two segments: telecommunications equipment manufacturer and teleconference services bureau. The equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper infrastructure. The Company's NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. Westell realizes the majority of its revenues from the North American market.

     The Company's teleconference service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

     The equipment manufacturing segment of the Company's business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

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

     Below is a table that compares equipment and service revenues for the quarter ended September 30, 2003 with the quarter ended September 30, 2004 by product line.


                            Three months ended September 30,                  Six months ended September 30,
                    -------------------------------------------------  ---------------------------------------------
(in thousands)            2003          %           2004        %          2003        %           2004        %
                    --------------------------  ---------------------  ---------------------   ---------------------
CNE....................      $31,884  54.6%      $ 39,305     64.0%         $62,044  54.6%      $ 71,108     60.5%
NSA....................       15,037  25.8%        11,277     18.4%          28,583  25.1%        24,394     20.7%
                    --------------------------  ---------------------  ---------------------   ---------------------
Total equipment........       46,921  80.4%        50,582     82.4%          90,627  79.7%        95,502     81.2%

Services...............       11,455  19.6%        10,817     17.6%          23,035  20.3%        22,069     18.8%
                    --------------------------  ---------------------  ---------------------   ---------------------

Total revenues.........      $58,376             $ 61,399                 $ 113,662             $117,571
                    =================           =============          =============           =============


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

         The Company reached profitability and positive cash flow from operations for the first time as a public company in fiscal 2003. In fiscal 2004, the Company improved its profitability primarily due to gains achieved from volume efficiencies, productivity improvements and favorable component pricing in the CNE product line of the equipment manufacturing segment. The transition to higher speed digital transmission services continued to negatively impact the NSA product line of the equipment segment.

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

         In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and managed services. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due to price reductions and the transition by telephone companies to networks that deliver higher speed digital transmission services. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

         In the equipment manufacturing segment, the Company is focusing on new product opportunities in the DSL wireless gateway, voice/media-over-IP, managed services, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM , TriLinkTM and EnVoyTM which are targeted at the home networking, small office/home office (SOHO) and small business markets. In addition, the Company announced a partnership to develop multimedia access device using DSL broadband technology that it expects to introduce in fiscal 2006. The Company is also focusing on expanding existing and new products into the international markets. The Company started to sell the VersaLinkTM and ProLineTM products in the quarter ended September 30, 2004.

         The Company expects its revenues to increase in the third quarter of fiscal 2005. This predicted revenue growth is due primarily to the anticipated sales of VersaLink product in the Company's equipment segment of the business, which has a higher average selling price than traditional modems. As a result of VersaLink sales in the quarter ended September 30, 2004, the Company incurred expediting and new product introduction costs which resulted in depressed margins. These costs are expected to continue in the quarter ended December 31, 2004 and will continue to negatively impact margin. A cost reduction in the VersaLink product is anticipated in the fourth quarter of fiscal 2005. The Company believes that its customers continue to expect growth in the broadband market that the Company's CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver new applications such as music, photo sharing, movies and games that require higher broadband speed. The NSA market continues to decline as the transition to high-speed digital service continues. The Company's goal is to increase market share in mountings and NIUs in the NSA market to offset in part reduced prices for NIUs and mountings. In the quarter ended September 30, 2004, the Company continued to eliminate less strategic products and transition them to partners. In the quarter ended September 30, 2004, the Company recognized a $1.5 million gain from the sale of a certain NSA product line and associated assets that the Company had determined no longer fit its business strategies. The Company is investing in new products in the NSA product line that complement the broadband market products such as PowerSpan which may support the deployment of VoIP in residential markets.

         Revenues. The Company's revenues increased 5.2% from $58.4 million in the three months ended September 30, 2003 to $61.4 million in the three months ended September 30, 2004. This revenue increase was due to increased equipment revenue of $3.7 million and was offset in part by a decrease in teleconference service revenue of $638,000. The increased equipment revenue was due primarily to increased sales of the Company's broadband products which in the quarter ended September 30, 2004, increased to $39.3 million compared to $31.9 million in the same quarter one year ago. The increase in revenues from broadband products is due primarily to 47% higher unit volume offset in part by 21% price reductions. Revenue from the Company's NSA products in the equipment segment decreased from $15.0 million in the three months ended September 30, 2003 to $11.3 million in the three months ended September 30, 2004. The overall decrease in NSA product revenue is due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products as well as price reductions. The Company sold a product line which resulted in a revenue reduction of approximately $700,000 in the September 30, 2004 compared to the September 30, 2003 quarter. The decrease in revenue in the services segment is attributable to less revenue per call minute offset in part by an increase in minutes at the Company's Conference Plus, Inc. subsidiary.

The Company's revenues increased 3.4% from $113.7 million in the six months ended September 30, 2003 to $117.6 million in the six months ended September 30, 2004. This revenue increase was due to increased equipment revenue of $4.9 million and was offset by a decrease in teleconference service revenue of $1.0 million. The increased equipment revenue was due primarily to increased sales of the Company's broadband products which in the six months ended September 30, 2004, increased to $71.1 million compared to $62.0 million in the same period one year ago. The increase in revenues from broadband products is due primarily to 49% higher unit volume offset by 26% of price reductions. Revenue from the Company's NSA products in the equipment segment decreased from $28.6 million in the six months ended September 30, 2003 to $24.4 million in the six months ended September 30, 2004. NSA product revenue in the June 30, 2004 quarter included an $883,000 contractual settlement from a customer. Revenues from NSA products such as NIUs have declined in recent years due to price reductions and the transition by telephone companies to networks that deliver higher speed digital transmission services. The decrease in revenue in the services segment is attributable to less revenue per call minute offset in part by an increase in minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Overall gross margin as a percentage of revenue decreased from 32.6% in the three months ended September 30, 2003 to 31.4% in the three months ended September 30, 2004. Margin in the equipment segment decreased from 30.6% in the three month period ended September 30, 2003 to 26.9% in the three months ended September 30, 2004. This decrease in equipment segment gross margin percentage is due primarily to price reductions in broadband products along with expediting and other costs related to the introduction of the VersaLink product. Teleconference service gross margin increased from 40.8% in the three months ended September 30, 2003 to 52.3% in the three months ended September 30, 2004. This increase in service segment gross margin percent is due to reduced telecommunications costs. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Overall gross margin as a percentage of revenue decreased from 34.6% in the six months ended September 30, 2003 to 32.2% in the six months ended September 30, 2004. Margin in the equipment segment decreased from 32.9% in the six month period ended September 30, 2003 to 28.2% in the three months ended September 30, 2004. The June 30, 2004 margin includes the $833,000 contractual settlement mentioned above. This decrease in equipment segment gross margin percentage is due to price reductions in broadband products. Teleconference service gross margin increased from 41.2% in the six months ended September 30, 2003 to 49.5% in the six months ended September 30, 2004. This increase in service segment gross margin percent is due to reduced telecommunications costs. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins

Sales and Marketing. Sales and marketing expense increased 15.6% from $4.8 million to $5.5 million in the three months ended September 30, 2004, and increased 6.6% from $10.2 million to $10.9 million in the six months ended September 30, 2004 when compared to the same period last year. Sales and marketing expenses increased as a percentage of revenues from 8.2% in the three months ended September 30, 2003 to 9.0% in the three months ended September 30, 2004. The equipment segment sales and marketing expenses increased by $391,000 and $60,000 in the three and six months periods ended September 30, 3004 compared to the same periods in the prior year. The increase resulted primarily from expense recorded for annual bonus and profit sharing plans. No bonus or profit sharing was recorded in the three months ended June 30, 2004 due to the Company's estimated annual performance did not meet the bonus plan criteria. Due to second quarter results and improved forecasts for the remainder of fiscal 2005, the Company now expects to meet bonus criteria. Sales and marketing expenses increase by $360,000 and $600,000 in Company's services segment for the three and six months periods ended September 30, 3004 compared to the same periods in the prior year. This increase was primarily a result of more sales and marketing employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company is planning to increase sales and marketing expense in the equipment segment of the business to sell its CNE equipment in Europe.

Research and Development. Research and development expenses decreased 18.4%, from $4.3 million to $3.5 million in the three months ended September 30, 2004, and decreased 18.9%, from $8.8 million to $7.1 million in the six months ended September 30, 2004 when compared to the same period last year. The decrease in research and development expense is primarily a result of $900,000 recorded for customer reimbursed engineering costs offset in part by a $300,000 expense for engineering performed by a third party. In addition, the Company capitalized $570,000 and $929,000 of engineering expenses as an intangible asset for EnVoyTM software in the three and six months ended September 30, 2004, respectively. The Company believes that research and development expenses will increase in the second half of fiscal year 2005 as the Company intends to continue to expand its product offerings to include networking, wireless, managed services and other broadband applications.

General and Administrative. General and administrative expenses increased 9.9%, from $4.3 million in the three months ended September 30, 2003 to $4.8 million in the three months ended September 30, 2004. General and administrative expenses decreased 7.3%, from $9.5 million in the six months ended September 30, 2003 to $8.8 million in the six months ended September 30, 2004. General and administrative expenses increased by $300,000 in the Company's equipment segment in the three months ended September 30, 2004 and decreased by $600,000 in the six months ended September 30, 2004 when compared with the same periods in the prior year. The increase in general and administrative expenses in the three month period resulted primarily from expense recorded for annual bonus and profit sharing plans. No bonus or profit sharing was recorded in the three months ended June 30, 2004 due to the Company's estimates of annual performance not meeting the bonus plan criteria. Due to second quarter results and improved forecasts for the remainder of fiscal 2005, the Company now expects to meet bonus criteria. The decrease in the six month period was due to legal expenses and bad debt expense in the September 2004 period which were $272,000 and $310,000 lower than in the September 2003 period, respectively. General and administrative expenses increased by $140,000 and decreased by $91,000 in the Company's service segment in the three and six month periods ended September 30, 2004 when compared to the same periods in the prior year.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. valued at $213.6 million. Intangible amortization expense was $364,000 and $324,000 for the three months ended September 30, 2003 and 2004, respectively. Intangible amortization was $727,000 and $688,000 in the six months ended September 30, 2003 and 2004, respectively.

Gain on sales product line. The Company sold a product line and specified fixed assets and related intangibles for $2.2 million. This sale resulted in a gain of $1.5 million in the three months ended September 30, 2004.

Other income, net. Other income, net was $32,000 and $35,000 in the three months and $191,000 and $393,000 in the six months ended September 30, 2003 and 2004, respectively. Other income, net in the six months ended September 30, 2004 contains a $400,000 legal settlement. The remainder of other income, net for the three and six month period ended September 30, 2004 and all of the period ended September 30, 2003 was comprised of a interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense decreased from $197,000 in the three months ended September 30, 2003 to $15,000 in the three months ended September 30, 2004 and decreased from $556,000 in the six months ended September 30, 2003 to $51,000 in the six months ended September 30, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. The Company recorded $2.6 million and $4.8 million of income tax expense in the three and six months ended September 30, 2004 based on an estimate tax rate for the year of approximately 40%. In the three and six month periods ended September 30, 2003, no tax provision was recorded since net operating loss carryforwards were available to offset taxable income that were fully reserved by valuation allowances. Deferred tax assets continue to offset taxable income in fiscal 2005, but the utilization now results in income tax expense since the valuation allowance of deferred tax assets was reduced in the fourth quarter of fiscal 2004. This resulted from management's belief that is it was more likely than not these deferred assets would be realized through the generation of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, the Company had $17.2 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At September 30, 2004, the Company had nothing outstanding and $28.6 million available under its secured revolving credit facility.

         The Company's revolving credit facility ("facility") provides for maximum borrowings of up to $30 million. The term of the facility expires on June 30, 2006 and provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.6 million as of September 30, 2004. The $4.6 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility accrue interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on September 30, 2004 and expects to comply with these covenants for the term of the facility.

         In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million which was financed in part by notes payable. The purchase price was based upon the minority interest value set forth in an appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of September 30, 2004, there was $419,000 outstanding under these notes.

         The Company's operating activities generated cash of $6.0 million in the six months ended September 30, 2004. This resulted primarily from net income, non-cash depreciation and amortization and increased accounts payable and accrued expense, offset by increases in inventory and accounts receivable. The increase in inventory was primarily a result of the advance purchase of flash and SDRAM memory components, which are used in the Company's modem products and are in high market demand. The increase in accounts payable is a result of increased inventory and the timing of vendor payments. The increase in accounts receivable is due to increased revenue.

         Capital expenditures for the six month period ended September 30, 2004 were approximately $847,000. Approximately $703,000 of the expenditures was in the equipment segment with $144,000 spent in the services segment. The Company expects to spend approximately $5.5 million and $1.5 million for capital expenditures for the remainder of fiscal year 2005 in the equipment and services segments related primarily for machinery, computer and research equipment purchases needed to produce products such as ProLineTM, , TriLinkTM, and the Westell-Mitel advanced multimedia access device.

         At September 30, 2004 the Company's principle sources of liquidity were $17.2 million of cash and available borrowings under its the credit facility. Cash in excess of operating requirements, if any, will be used to pay down debt or invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

         The Company has various future obligations and commitments consisting primarily of facility operating leases, obligations to purchase raw material in the equipment segment and local and long distance telephone service commitments in the services segment. The purchase obligations arise in the normal course of business operations. A September 30, 2004 the Company had future obligations and commitments as follows:



                                                          Payments due by fiscal year
                               ----------------------------------------------------------------------------------
(in thousands)                   2005        2006        2007       2008       2009     Thereafter      Total
- -----------------------------  ----------  ----------  ---------  ---------  ---------  ------------  -----------
Debt and capital leases.....       $ 562        $ 95        $--        $--        $--           $--         $657
Purchase obligations              30,697       3,298      1,887        223         --            --       36,105
Future minimum lease
   payments for operating
   leases...................       2,854       3,282      3,058      3,048      2,938        20,175       35,355
                               ----------  ----------  ---------  ---------  ---------  ------------  -----------
Future obligations and
   commitments..............     $34,113      $6,675     $4,945     $3,271     $2,938       $20,175      $72,117
                               ==========  ==========  =========  =========  =========  ============  ===========


         The Company had net deferred tax assets of approximately $75.1 million at September 30, 2004. The Company has recorded a valuation allowance reserve of $35.9 million to reduce the recorded net deferred tax asset to $39.2 million.

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

         The Company sold its Data Station Termination Product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender used to finance this sale. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.


CRITICAL ACCOUNTING POLICIES

         There were no changes in critical accounting policies during the quarter.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
- ---------------------------------------------------------------------


         Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $505,000 in additional other expense based on the ending intercompany balance outstanding at September 30, 2004. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

         As of September 30, 2004, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $450,000.

         The Company does not have significant exposure to interest rate risk related to its debt obligations due to low levels of debt. The Company's debt obligations are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $21,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2004. The

Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates or foreign currency.


ITEM 4.  CONTROLS AND PROCEDURES
- --------------------------------

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION
- --------------------------
ITEM 1. LEGAL PROCEEDINGS
- -------------------------

         The Company is involved in various other legal proceedings incidental to the Company's business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

On September 23, 2004, the Company held its annual meeting of stockholders. Matters put before vote of the security holders were:

1.   The election of directors.
2. To vote upon a proposal to adopt the Westell Technologies, Inc. 2004 Stock Incentive Plan;
3. To vote upon a proposal to amend the Westell Technologies, Inc. Employee Stock Purchase Plan to increase the number of shares available under the plan by 300,000;
4.   To vote on a proposal to ratify the appointment of independent auditors

The results were as follows:

Nominee
- -------                                           VOTES FOR      VOTES WITHHELD
John W. Seazholtz..............................   100,662,343          2,399,443
E. Van Cullens.................................   102,144,863            916,923
Paul A. Dwyer..................................    99,844,953          3,216,833
Eileen A. Kamerick.............................   102,127,733            934,053
Robert C. Penny III............................    99,752,169          3,309,617
Roger L. Plummer...............................    99,965,786          3,096,000
Bernard F. Sergesketter........................   102,123,507            938,279
Melvin J. Simon................................   102,124,614            937,172

                                                 VOTES FOR       VOTES AGAINST
Approval of the Westell Technologies, Inc.
2004 Stock Incentive Plan                          96,170,837          6,890,953

Approval to increase the shares available
under the Westell Technologies, Inc.  Stock
Purchase Plan                                     102,126,061            935,730

Appointment of independent auditors               102,974,060             87,731

ITEM 6. EXHIBITS
- ----------------

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

SIGNATURES
- ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: November 9, 2004                        By: /s/ E. VAN CULLENS
                                                  ------------------
                                                   E. VAN CULLENS Chief
                                                   Executive Officer


                                              By: /s/ NICHOLAS C. HINDMAN, Sr.
                                                  ----------------------------
                                                  NICHOLAS C. HINDMAN, Sr.
                                                  Chief Financial Officer