Form 10-Q
period 2004-12-31
WESTELL TECHNOLOGIES INC
filed 2005-02-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 27, 2005:

Class A Common Stock, $0.01 Par Value - 53,767,459 shares
Class B Common Stock, $0.01 Par Value - 14,741,872 shares

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I  FINANCIAL INFORMATION:                                          Page No.
                                                                        --------

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets                                      3
    - As of March 31, 2004 and December 31, 2004 (unaudited)


    Condensed Consolidated Statements of Operations (unaudited)                4
    - Three months ended December 31, 2003 and 2004
    - Nine months ended December 31, 2003 and 2004

    Condensed Consolidated Statements of Cash Flows (unaudited)                5
    - Nine months ended December 31, 2003 and 2004

    Notes to the Condensed Consolidated Financial Statements (unaudited)       6

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

  Item 3. Quantitative and Qualitative Disclosures About Market Risks         17

  Item 4. Controls and Procedures                                             18


PART II OTHER INFORMATION

  Item 1. Legal Proceedings                                                   18

  Item 6. Exhibits                                                            18


SAFE HARBOR STATEMENT
Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words "believe", "expect", "intend", "anticipate" or derivatives thereof and other words of similar meaning, are forward looking statements. Such forward-looking statements include risks and uncertainties, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" set forth in Westell Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

                                  WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                        March 31,           Dec. 31,
                                                                           2004               2004
                                                                      ---------------    ---------------
                                                                                          (unaudited)
                                                                                  (in thousands)
Current assets:
  Cash and cash equivalents.........................................        $ 11,241           $ 21,659
  Accounts receivable (net of allowance of $662,000 and $621,000
  respectively).....................................................          23,807             28,477
  Inventories.......................................................          16,075             28,083
  Prepaid expenses and other current assets.........................           2,340              3,022
  Deferred income tax asset.........................................           7,200              4,139
                                                                      ---------------    ---------------
      Total current assets..........................................          60,663             85,380
                                                                      ---------------    ---------------
  Property and equipment:
   Machinery and equipment..........................................          42,462             42,552
   Office, computer and research equipment..........................          23,414             24,960
   Leasehold improvements...........................................           7,832              8,151
                                                                      ---------------    ---------------
                                                                              73,708             75,663
  Less accumulated depreciation and amortization....................          56,099             60,241
                                                                      ---------------    ---------------
   Property and equipment, net......................................          17,609             15,422
                                                                      ---------------    ---------------
Goodwill............................................................           6,990              6,990
Intangibles, net....................................................           6,954              6,939
Deferred income tax asset and other assets..........................          37,565             33,730
                                                                      ---------------    ---------------
      Total assets..................................................       $ 129,781          $ 148,461
                                                                      ===============    ===============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................         $14,163           $ 23,458
  Accrued expenses..................................................          10,105             10,440
  Accrued compensation..............................................           6,808              4,742
  Current portion of long-term debt.................................           3,416                490
                                                                      ---------------    ---------------
   Total current liabilities........................................          34,492             39,130
Long-term debt......................................................             326                 --
Other long-term liabilities.........................................           1,179              1,630
                                                                      ---------------    ---------------
      Total liabilities.............................................          35,997             40,760

Minority Interest                                                              2,019              2,347
Stockholders' equity:
Class A common stock, par $0.01.....................................             532                537
  Authorized - 109,000,000 shares
  Issued and outstanding - 53,266,058 shares at March 31, 2004 and 53,738,389 shares at December 31, 2004
Class B common stock, par $0.01.....................................             147                147
  Authorized - 25,000,000 shares
  Issued and outstanding - 14,741,872 shares at March 31, 2004 and December 31, 2004
Preferred stock, par $0.01..........................................              --                 --
  Authorized - 1,000,000 shares
  Issued and outstanding - none
Additional paid-in capital..........................................         378,390            380,887
Treasury stock at cost - 93,000 shares..............................           (247)              (247)
Cumulative translation adjustment...................................           (485)              (718)
Accumulated deficit.................................................       (286,572)          (275,252)
                                                                      ---------------    ---------------
      Total stockholders' equity....................................          91,765            105,354
                                                                      ---------------    ---------------
        Total liabilities and stockholders' equity..................       $ 129,781          $ 148,461
                                                                      ===============    ===============

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Nine Months Ended
                                                       December 31,                      December 31,
                                                ----------------------------      ----------------------------
                                                   2003            2004              2003            2004
                                                ------------    ------------      ------------    ------------
                                                                         (unaudited)
                                                            (in thousands, except per share data)

Equipment sales...............................     $ 49,203        $ 63,574         $ 139,830       $ 159,076
Services......................................       10,775          10,877            33,810          32,946
                                                ------------    ------------      ------------    ------------
  Total revenues..............................       59,978          74,451           173,640         192,022

Cost of equipment sales.......................       33,167          48,484            93,996         117,086
Cost of services..............................        7,693           5,409            21,231          16,553
                                                ------------    ------------      ------------    ------------
  Total cost of goods sold....................       40,860          53,893           115,227         133,639
                                                ------------    ------------      ------------    ------------

   Gross margin...............................       19,118          20,558            58,413          58,383
Operating expenses:
  Sales and marketing.........................        4,647           5,740            14,857          16,622
  Research and development....................        3,874           4,053            12,630          11,155
  General and administrative..................        4,545           4,446            14,014          13,222
  Restructuring...............................           --              --                --           (452)
  Intangible amortization.....................          364             324             1,091           1,012
                                                ------------    ------------      ------------    ------------
    Total operating expenses..................       13,430          14,563            42,592          41,559
Gain on sale of product line..................           --              --                --           1,453
                                                ------------    ------------      ------------    ------------
Operating income..............................        5,688           5,995            15,821          18,277

Other income, net.............................          212             395               402             788
Interest expense..............................        (127)             (7)             (683)            (58)
                                                ------------    ------------      ------------    ------------
Income before minority interest and income            5,773           6,383            15,540          19,007
taxes.........................................
Income taxes..................................           --           2,614                --           7,364
Minority interest.............................           23             106               255             323
                                                ------------    ------------      ------------    ------------
Net income....................................      $ 5,750         $ 3,663          $ 15,285        $ 11,320
                                                ============    ============      ============    ============

Net income per common share:..................
             Basic............................       $ 0.09          $ 0.05            $ 0.23          $ 0.17
                                                ============    ============      ============    ============
             Diluted..........................       $ 0.08          $ 0.05            $ 0.22          $ 0.16
                                                ============    ============      ============    ============
Weighted average number of common shares
  outstanding:................................
             Basic............................       67,373          68,421            66,569          68,364
                                                ============    ============      ============    ============
             Diluted..........................       70,897          71,081            70,502          70,874
                                                ============    ============      ============    ============




                  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements


                                             WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    December 31,
                                                                       -----------------------------------------
                                                                            2003                     2004
                                                                       -----------------       -----------------

                                                                                     (unaudited)
                                                                                   (in thousands)

Cash flows from operating activities:
Net income.........................................................            $ 15,285                $ 11,320
Reconciliation of net income to net cash provided by
   operating activities:
  Loss on sale of fixed asset......................................                 253                      55
  Gain on sale of product technology...............................                  --                 (2,053)
  Depreciation and amortization....................................               7,050                   6,624
  Restructuring....................................................               (733)                 (1,337)
  Deferred Taxes...................................................                                       7,036
  Minority interest................................................                                         329
  Tax benefit received on stock option exercises...................                                         329
Changes in assets and liabilities:
  Accounts receivable..............................................                  24                 (4,711)
  Inventory........................................................               (594)                (12,009)
  Prepaid expenses and other current assets........................             (1,223)                   (682)
  Capitalization of software development costs.....................                  --                 (1,436)
  Other assets.....................................................                  33                   (139)
  Accounts payable and accrued expenses............................               2,865                  11,782
  Accrued compensation.............................................                 681                 (2,067)
                                                                       -----------------       -----------------
     Net cash provided by operating activities.....................              23,641                  13,041
                                                                       -----------------       -----------------

Cash flows from investing activities:
  Purchases of property and equipment..............................             (3,112)                 (3,486)
  Proceeds from sale of land, building and equipment...............                  17                       5
  Proceeds from the gain on sale of  product line                                    --                   2,000
                                                                       -----------------       -----------------
Net cash used in investing activities                                           (3,095)                 (1,481)
                                                                       -----------------       -----------------

Cash flows from financing activities:
  Net repayment under revolving promissory notes...................            (19,956)                      --
  Repayment of long-term debt and leases payable...................             (8,471)                 (3,251)
  Proceeds from the issuance of common stock.......................               7,095                   2,172
                                                                       -----------------       -----------------
Net cash used in financing activities..............................            (21,332)                 (1,079)
                                                                       -----------------       -----------------

Effect of exchange rate changes on cash............................                (10)                    (63)
Net (decrease) increase in cash....................................               (796)                  10,418
Cash and cash equivalents, beginning of period.....................              11,474                  11,241
                                                                       -----------------       -----------------
Cash and cash equivalents, end of period...........................             $10,678                $ 21,659
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

     In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position and the results of operations and cash flows at December 31, 2004 and for all periods presented. The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 ("fiscal year 2005").


NOTE 2. COMPUTATION OF INCOME PER SHARE

     The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended               Nine months ended
                                                   December 31,                     December 31,
                                            ----------------------------    -----------------------------
Dollars in thousands, except per share
   amounts                                     2003            2004            2003             2004
                                            ------------    ------------    ------------    -------------
BASIC EARNINGS PER SHARE:
Net income                                       $5,750          $3,663         $15,285          $11,320
Average basic shares outstanding                 67,373          68,421          66,569           68,364
Basic net income per share                        $0.09           $0.05           $0.23            $0.17

DILUTED EARNINGS PER SHARE:
Net income                                       $5,750          $3,663         $15,285          $11,320
Average basic shares outstanding                 67,373          68,421          66,569           68,364
    Effect of dilutive securities: stock
      options and warrants                        3,524           2,660           3,933            2,510
                                            ------------    ------------    ------------    -------------
Average diluted shares outstanding               70,897          71,081          70,502           70,874
                                            ------------    ------------    ------------    -------------
Diluted net income per share                      $0.08           $0.05           $0.22            $0.16



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

                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company recognized a net restructuring expense of $1.7 million in fiscal year 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In September 2004, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $452,000 of restructuring for facility costs. As of December 31, 2004, the Company paid approximately $1.8 million of these accrued restructuring costs leaving a balance of $322,000.

     The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus at Westell Limited which caused or will cause a workforce reduction of approximately 14 employees. The Company paid approximately $428,000 of these costs as of December 31, 2004 leaving a balance of $270,000.

     The Company's restructuring accrual balances and activity are presented in the following table:

                                                          Reversed
                                          Balance           though     Paid through          Balance
 (in thousands)                     Mar. 31, 2004    Dec. 31, 2004    Dec. 31, 2004    Dec. 31, 2004
-----------------------------------------------------------------------------------------------------
Employee costs.......................       $ 698             $ --            $ 415            $ 283
Legal, facility & other costs........       1,231            (452)              470              309
-----------------------------------------------------------------------------------------------------
Total................................     $ 1,929          $ (452)            $ 885            $ 592
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

     Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine month periods ended December 31, 2003 and 2004, are as follows:

                                              Telecom               Telecom
 (in thousands)                              Equipment             Services                Total
                                           ------------          ------------            ---------
Three months ended December 31, 2003
      Revenues..........................     $ 49,203              $ 10,775             $  59,978
      Operating income..................        5,600                    88                 5,688
      Depreciation and amortization.....        1,310                   978                 2,288
      Total assets......................       86,154                19,820               105,974

Three months ended December 31, 2004
      Revenues..........................     $ 63,574              $ 10,877             $  74,451
      Operating income..................        4,179                 1,816                 5,995
      Depreciation and amortization.....        1,316                   890                 2,206
      Total assets......................      131,030                17,431               148,461

Nine months ended December 31, 2003
      Revenues..........................    $ 139,830              $ 33,810             $ 173,640
      Operating income..................       13,063                 2,758                15,821
      Depreciation and amortization.....        4,027                 3,023                 7,050
      Total assets......................       86,154                19,820               105,974

Nine months ended December 31, 2004
      Revenues..........................    $ 159,076              $ 32,946             $ 192,022
      Operating income..................       12,513                 5,764                18,277
      Depreciation and amortization.....        3,899                 2,725                 6,624
      Total assets......................      131,030                17,431               148,461


                   WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

                                                 Three months ended                  Nine months ended
                                                    December 31,                       December 31,
                                           -------------------------------    -------------------------------
(in thousands)                                  2003             2004               2003              2004
                                           ------------      -------------    -------------       -----------
Operating income ........................      $ 5,688            $ 5,995         $ 15,821          $ 18,277
Other income, net........................          212                395              402               788
Interest expense.........................        (127)                (7)            (683)              (58)
                                           ------------      -------------    -------------       -----------
Income before income taxes and minority
interest  ...............................      $ 5,773            $ 6,383         $ 15,540          $ 19,007
                                           ============      =============    =============       ===========


NOTE 5.  COMPREHENSIVE INCOME

     The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                       Three months ended                  Nine months ended
                                                          December 31,                       December 31,
                                                 ------------------------------     -------------------------------
(in thousands)                                        2003            2004                2003             2004
                                                 ------------     -------------     -------------      ------------
Net income ...................................       $ 5,750           $ 3,663          $ 15,285          $ 11,320
Other comprehensive income
  Foreign currency translation adjustment.....         (145)             (268)             (258)             (233)
                                                 ------------     -------------     -------------      ------------
Comprehensive Income  ........................       $ 5,605           $ 3,395          $ 15,027          $ 11,087
                                                 ============     =============     =============      ============


NOTE 6. INVENTORIES

     The components of inventories are as follows:

                                                       March 31,              December 31,
                                                    ----------------        -----------------
(in thousands)                                           2004                     2004
                                                    ----------------        -----------------
Raw material .................................             $ 12,374                 $ 17,295
Work in process...............................                   14                       63
Finished goods................................                8,051                   14,536
Reserve for excess and obsolete inventory
   and net realizable value..................               (4,364)                  (3,811)
                                                    ----------------        -----------------
                                                           $ 16,075                 $ 28,083
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

                                                              Three months ended                   Nine months ended
                                                                  December 31,                        December 31,
                                                        -------------------------------      -----------------------------
(in thousands, except per-share amounts)                    2003              2004              2003            2004
                                                        --------------    --------------    -------------   --------------
Net income, as reported ................................      $ 5,750           $ 3,663         $ 15,285         $ 11,320
Stock-based employee compensation expense included in
    reported net earnings, net of related tax effects..
Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects .................        (443)             (608)          (1,398)          (1,812)
                                                        --------------    --------------    -------------   --------------
Pro forma net income....................................      $ 5,307            $3,055          $13,887           $9,508
Earnings per common share:
    As reported........................................         $0.09             $0.05            $0.23            $0.17
    Pro forma ..........................................        $0.08             $0.04            $0.21            $0.14
Earnings per common share, assuming dilution:
    As reported ........................................        $0.08             $0.05            $0.22            $0.16
    Pro forma ..........................................        $0.07             $0.04            $0.20            $0.13


     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The estimate for fiscal year 2005 grants assumes, among other things, a risk-free interest rate of 3.5%, no dividend yield, expected volatility of 95% and an expected life of 5 years.


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

                                                     Nine months ended
                                                        December 31,
                                            -----------------------------------
(in millions)                                    2003               2004
                                            ---------------    ----------------
Total product warranty reserve at the
   beginning of the period..............           $ 1,520             $ 1,670
Warranty expense........................             1,551               1,533
Charged to other accounts...............                --                  --
Deductions..............................           (1,551)             (1,314)
                                            ---------------    ----------------
Total product warranty reserve at the
   end of the period....................            $1,520              $1,889
                                            ===============    ================

NOTE 9. SALE OF PRODUCT LINE

     On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million.


NOTE 10.  DEFERRED COMPENSATION

     The Company has a deferred compensation program with an executive that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $615,000 of cash has been funded into the rabbi trust as of December 31, 2004 and the Company has recorded a $1.2 million long term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.


NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123
(R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Company is currently evaluating Statement 123(R), but has not yet determined the impact to the Company's results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs , an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its financial position and results of operations, but does not expect significant impact.

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

     Below is a table that compares equipment and service revenues for the quarter ended December 31, 2003 with the quarter ended December 31, 2004 by product line.

                            Three months ended December 31,                   Nine months ended December 31,
                    -------------------------------------------------  ---------------------------------------------
(in thousands)            2003          %           2004        %          2003        %           2004        %
                    --------------------------  ---------------------  ---------------------   ---------------------
CNE....................     $ 35,761  59.6%         $ 54,484  73.2%        $ 97,805  56.3%          125,592  65.4%
NSA....................       13,442  22.4%            9,090  12.2%          42,025  24.2%           33,484  17.4%
                    --------------------------  ---------------------  ---------------------   ---------------------
Total equipment........       49,203  82.0%           63,574  85.4%         139,830  80.5%          159,076  82.8%

Services...............       10,775  18.0%           10,877  14.6%          33,810  19.5%           32,946  17.2%
                    --------------------------  ---------------------  ---------------------   ---------------------

Total revenues.........     $ 59,978                $ 74,451               $ 173,640              $ 192,022
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

     On January 31, 2005, SBC and AT&T announced that they had entered into an agreement for SBC to acquire AT&T. SBC and AT&T indicated that the acquisition is subject to approval by AT&T's shareholders and regulatory authorities, and other customary closing conditions and is expected to close by the first half of 2006. In the nine months ended December 31, 2004, sales to SBC generated approximately 12% of the Company's total revenues, 4% for the equipment segment (primarily NSA products) and 8% for the services segment. SBC is the largest customer of Conference Plus. AT&T offers services similar to Conference Plus.

The Company is unable to predict how the merger will impact the Company's results of operations in the future.

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

     In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and managed services. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company's reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005.

     In the equipment manufacturing segment, the Company is focusing on new product opportunities in the DSL wireless gateway, voice/media-over-IP, managed services, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM , TriLinkTM and EnVoyTM which are targeted at the home networking, small office/home office (SOHO) and small business markets. In addition, the Company announced a partnership with Verizon to develop Verizon OneTM a multimedia access device using DSL broadband technology that the Company expects Verizon to introduce in fiscal 2006. The Company is also focusing on expanding existing and new products into the international markets.

     The Company expects its revenues to remain flat in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005. As a result of VersaLinkTM sales in the quarters ended September 30, 2004 and December 31, 2004, the Company incurred expediting and new product introduction costs which resulted in depressed margins. These costs are expected to continue in the quarter ended March 31, 2005 at lower amounts and are expected to continue to negatively impact margins. The Company believes that its customers continue to expect growth in the broadband market that the Company's CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver newer applications that require higher broadband speed.

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

Revenues. The Company's revenues increased 24.1% from $60.0 million in the three months ended December 31, 2003 to $74.5 million in the three months ended December 31, 2004. This revenue increase was due to increased equipment revenue of $14.4 million. The increased equipment revenue was due primarily to increased sales of the Company's broadband products which in the quarter ended December 31, 2004 increased to $54.5 million compared to $35.8 million in the same quarter one year ago. The increase in revenues from broadband products is due primarily to 31% higher unit volume and 15% average price per unit increases.

The price increase is a result of selling the VersaLinkTM product in the quarter ended December 31, 2004 which has a higher average selling price per unit than traditional modems and accounted for over 50% of broadband revenue. Revenue from the Company's NSA products in the equipment segment decreased from $13.4 million in the three months ended December 31, 2003 to $9.1 million in the three months ended December 31, 2004. The overall decrease in NSA product revenue is due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. The Company's revenues increased 10.6% from $173.6 million in the nine months ended December 31, 2003 to $192.0 million in the nine months ended December 31, 2004. This revenue increase was due to increased equipment revenue of $19.2 million and was offset by a decrease in teleconference service revenue of $864,000. The increased equipment revenue was due primarily to increased sales of the Company's broadband products which in the nine months ended December 31, 2004, increased to $125.6 million compared to $97.8 million in the same period one year ago. The increase in revenues from broadband products is due primarily to 42% higher unit volume offset by price reductions of 12%. Revenue from the Company's NSA products in the equipment segment decreased from $42.0 million in the nine months ended December 31, 2003 to $33.5 million in the nine months ended December 31, 2004. NSA product revenue in the June 30, 2004 quarter included an $883,000 contractual settlement from a customer. Revenues from NSA products such as NIUs have declined in recent years due to price reductions and the transition by telephone companies to networks that deliver higher speed digital transmission services and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. The decrease in revenue in the services segment is attributable to less revenue per call minute offset in part by an increase in minutes at the Company's Conference Plus, Inc. subsidiary.

Gross Margin. Overall gross margin as a percentage of revenue decreased from 31.9% in the three months ended December 31, 2003 to 27.6% in the three months ended December 31, 2004. Margin in the equipment segment decreased from 32.6% in the three month period ended December 31, 2003 to 23.7% in the three months ended December 31, 2004. This decrease in equipment segment gross margin percentage is due primarily to expediting and other costs related to the introduction of the VersaLinkTM product. Teleconference service gross margin increased from 28.6% in the three months ended December 31, 2003 to 50.3% in the three months ended December 31, 2004. Teleconference margins in the December 31, 2003 period were negatively impacted by a $775,000 charge taken for an early contract termination penalty of a long distance contract. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment and expediting and other costs related to the introduction of the VersaLinkTM product could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices.

Overall gross margin as a percentage of revenue decreased from 33.6% in the nine months ended December 31, 2003 to 30.4% in the nine months ended December 31, 2004. Margin in the equipment segment decreased from 32.8% in the nine month period ended December 31, 2003 to 26.4% in the nine months ended December 31, 2004. The June 30, 2004 margin includes the $833,000 contractual settlement mentioned above. This decrease in equipment segment gross margin percentage is due to price reductions in broadband products along with expediting and other costs related to the introduction of the VersaLinkTM product. Teleconference service gross margin increased from 37.2% in the nine months ended December 31, 2003 to 49.8% in the nine months ended December 31, 2004. Teleconference margins in the December 31, 2003 period were negatively impacted by a $775,000 charge taken for an early contract termination penalty of a long distance contract. Teleconference service segment gross margin percent improvement is also impacted by reduced telecommunications costs in the nine month period ended December 31, 2004 compared to the same period in the prior year. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company's strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices.

Sales and Marketing. Sales and marketing expense increased 23.5% from $4.6 million to $5.7 million in the three months ended December 31, 2004, and increased 11.9% from $14.9 million to $16.6 million in the nine months ended December 31, 2004 when compared to the same period last year. Sales and marketing expenses as a percentage of revenues was 7.7% in both the three months ended December 31, 2003 and December 31, 2004. The equipment segment sales and marketing expenses increased by $625,000 and $716,000 in the three and nine months periods ended December 31, 2004 compared to the same periods in the prior year. The increase resulted primarily from increased use of temporary labor and an increased warranty reserve required due to increased unit broadband product sales. Sales and marketing expenses increase by $467,000 and $1 million in Company's services segment for the three and nine months periods ended December 31, 2004 compared to the same periods in the prior year. This increase was primarily a result of more sales and marketing employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company is planning to increase sales and marketing expense in the equipment segment of the business to sell its CNE equipment in Europe.

Research and Development. Research and development expenses increased 4.6%, from $3.9 million to $4.1 million in the three months ended December 31, 2004, and decreased 11.7%, from $12.6 million to $11.2 million in the nine months ended December 31, 2004 when compared to the same period last year. The decrease in research and development expense in the nine month period is primarily a result of $900,000 recorded for customer reimbursed engineering costs offset in part by a $300,000 expense for engineering performed by a third party. In addition, the Company capitalized $506,000 and $1.4 million of engineering expenses as an intangible asset for EnVoyTM software in the three and nine months ended December 31, 2004, respectively. The Company believes that research and development expenses will increase in the fourth quarter of fiscal year 2005 as the Company intends to continue to expand its product offerings to include networking, wireless, managed services and other broadband applications.

General and Administrative. General and administrative expenses decreased 2.2%, from $4.5 million in the three months ended December 31, 2003 to $4.4 million in the three months ended December 31, 2004. General and administrative expenses decreased 5.7%, from $14.0 million in the nine months ended December 31, 2003 to $13.2 million in the nine months ended December 31, 2004. General and administrative expenses decreased by $233,000 and $826,000 in the Company's equipment segment in the three and nine months ended December 31, 2004 respectively when compared with the same periods in the prior year. This decrease is due primarily to lower legal expenses resulting from the settlement of litigation. General and administrative expenses increased by $124,000 and $34,000 in the Company's service segment in the three and nine month periods ended December 31, 2004 when compared to the same periods in the prior year.

Intangible amortization. Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. valued at $213.6 million. Intangible amortization expense was $364,000 and $324,000 for the three months ended December 31, 2003 and 2004, respectively. Intangible amortization was $1.1 million and $1.0 million in the nine months ended December 31, 2003 and 2004, respectively.

Gain on sales product line. The Company sold its Data Station Termination product lines and specified related fixed assets and related intangibles for $2.2 million. This sale resulted in a gain of $1.5 million in the three months ended September 30, 2004.

Other income, net. Other income, net was $212,000 and $395,000 in the three months and $403,000 and $788,000 in the nine months ended December 31, 2003 and 2004, respectively. Other income, net in the nine months ended December 31, 2004 contains a $400,000 legal settlement. The remainder of other income, net for the three and nine month period ended December 31, 2004 and all of the period ended December 31, 2003 was comprised of a interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest expense. Interest expense decreased from $127,000 in the three months ended December 31, 2003 to $7,000 in the three months ended December 31, 2004 and decreased from $683,000 in the nine months ended December 31, 2003 to $58,000 in the nine months ended December 31, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period under promissory notes, capital leases, and vendor debt.

Income taxes. The Company recorded $2.6 million and $7.4 million of income tax expense in the three and nine months December 31, 2004 based on an estimated tax rate for the year of approximately 40%. In the three and nine month periods ended December 31, 2003, no tax provision was recorded since net operating loss carryforwards were available to offset taxable income that were fully reserved by valuation allowances. Deferred tax assets continue to offset taxable income in fiscal 2005, but the utilization now results in income tax expense since the valuation allowance of deferred tax assets was reduced in the fourth quarter of fiscal 2004. This resulted from management's belief that is it was more likely than not these deferred assets would be realized through the generation of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, the Company had $21.7 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At December 31, 2004, the Company had nothing outstanding and $27.5 million available under its secured revolving credit facility.

     The Company's revolving credit facility ("facility") provides for maximum borrowings of up to $30 million. The term of the facility expires on June 30, 2006 and provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.3 million as of December 31, 2004. The $4.6 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility accrue interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. The facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on December 31, 2004 and expects to comply with these covenants for the term of the facility.

     In connection with the Company's management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million which was financed in part by notes payable. The purchase price was based upon the minority interest value set forth in an appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of December 31, 2004, there was $332,000 outstanding under these notes.

     The Company's operating activities generated cash of $13.0 million in the nine months ended December 31, 2004. This resulted primarily from net income, non-cash depreciation and amortization and increased accounts payable and accrued expense, offset by increases in inventory and accounts receivable. The increase in inventory was primarily a result of component accumulation to meet the anticipated demand for the VersaLinkTM product and the advance purchase of flash and SDRAM memory components, which are used in the Company's modem products. The increase in accounts payable is a result of increased inventory and the timing of vendor payments. The increase in accounts receivable is due to increased revenue.

     Capital expenditures for the nine month period ended December 31, 2004 were approximately $3.5 million. Approximately $2.9 million of the expenditures was in the equipment segment with $606,000 spent in the services segment. The Company expects to spend approximately $2.5 million and $400,000 for capital expenditures for the remainder of fiscal year 2005 in the equipment and services segments related primarily for machinery, computer and research equipment purchases needed to produce products such as ProLineTM, , TriLinkTM, and Verizon OneTM.

     At December 31, 2004 the Company's principle sources of liquidity were $21.7 million of cash and available borrowings under its facility. Cash in excess of operating requirements, if any, will be used to invest on a short-term basis in the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

     The Company has various future obligations and commitments consisting primarily of facility operating leases, obligations to purchase raw material in the equipment segment and local and long distance telephone service commitments in the services segment. The purchase obligations arise in the normal course of business operations. A December 31, 2004 the Company had future obligations and commitments as follows:

                                                          Payments due by fiscal year
                               ----------------------------------------------------------------------------------
(in thousands)                   2005        2006        2007       2008       2009     Thereafter      Total
-----------------------------  ----------  ----------  ---------  ---------  ---------  ------------  -----------
Debt and capital leases.....         166         324         --         --         --            --          490
Purchase obligations........      21,834      22,144      1,887        236         --            --       46,101
Future minimum lease
   payments for operating
   leases...................       2,855       3,283      3,058      3,048      2,940        20,175       35,359
                               ----------  ----------  ---------  ---------  ---------  ------------  -----------
Future obligations and
   commitments..............      24,855      25,751      4,945      3,284      2,940        20,175       81,950
                               ==========  ==========  =========  =========  =========  ============  ===========

     The Company had net deferred tax assets of approximately $72.8 million at December 31, 2004. The Company has recorded a valuation allowance reserve of $35.9 million to reduce the recorded net deferred tax asset to $36.9 million.

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

     The Company sold its Data Station Termination Product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender used to finance this sale. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note upon demand from the lender.


CRITICAL ACCOUNTING POLICIES

     There were no changes in critical accounting policies during the quarter.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $613,000 in additional other expense based on the ending intercompany balance outstanding at December 31, 2004. The Company's future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

     As of December 31, 2004, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $718,000.

     The Company does not have significant exposure to interest rate risk related to its debt obligations due to its low levels of debt. The Company's debt obligations are primarily U.S. Dollar denominated. The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company's debt. If such an increase occurred, the Company would incur approximately $12,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2004. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates or foreign currency.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     The Company is involved in various other legal proceedings incidental to the Company's business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 6. EXHIBITS
----------------

Exhibit 10.26 Form of Restricted Stock Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.26 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005)

Exhibit 10.27 Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan


Exhibit 31.1   Certification by the Chief Executive Officer Pursuant . to
               Section 302 of the Sarbanes-Oxley Act of 2002

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


                                              WESTELL TECHNOLOGIES, INC.
                                              --------------------------
                                                 (Registrant)



DATE: February 9, 2005                        By: /s/ E. VAN CULLENS
                                                 -------------------
                                                   E. VAN CULLENS
                                                   Chief Executive Officer


                                              By: /s/ NICHOLAS C. HINDMAN, Sr.
                                                 ------------------------------
                                                   NICHOLAS C. HINDMAN, Sr.
                                                   Chief Financial Officer