Form 10-K
period 2005-03-31
WESTELL TECHNOLOGIES INC
filed 2005-06-14
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:	0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 N. Commons Drive
Aurora, Illinois	60504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(630) 898-2500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X/

Indicate by check mark whether the registrant is an accelerated filer as defined be rule 12b-2 of the Act. Yes	/X/	No / /

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on September 30, 2004 (based upon an estimate that 83% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $228 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of May 20, 2005, 54,290,037 shares of the registrant's Class A Common Stock were outstanding and 14,741,872 shares of registrant's Class B Common Stock (which automatically converts into Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Part III Form 10-K (and any amendments thereto) by reference:

Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders.

WESTELL TECHNOLOGIES, INC.

2004 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report of Form 10-K including, without limitation, statements containing the words "believe," ”goal,” “on track, “ "anticipate," “committed” "expectation," ”expect,” "estimate", "await," "continue," "intend," “may,” “will,” “should,” and similar expressions are forward looking statements that involve risks and uncertainties. The Company can give no assurance that the expectations reflected in the forward-looking statements will prove to be correct. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, the economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2005 under the section “Risk Factors”. These statements are not guaranties of future performance. Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. At any time when the Company makes forward-looking statements, it desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and its headquarters are located at 750 North Commons Drive, Aurora, Illinois. The Company is comprised of two segments: equipment sales and teleconference services. In the equipment segment, the Company designs, manufactures, markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers to deliver broadband services over both existing copper telephone wires and fiber that connect end users to a telephone company's central office. The central office is a telephone company building where subscriber lines are joined to switching equipment that can connect subscribers to each other. The copper wires and fiber that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network.

The equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper infrastructure and fiber. The Company’s NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. Westell realizes the majority of its revenues from the North American market.

The Company’s service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private reseller program.

Revenues and total assets from Westell's two reportable segments for the fiscal years ended March 31 are as follows (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and note thereto included in this Annual Report on Form 10-K):

(dollars in thousands)	Fiscal year ended March 31,

Revenue:	2003	%	2004	%	2005	%

Telecom equipment	$168,216	80%	$190,440	81%	$225,865	84%
Telecom services	41,805	20%	45,299	19%	44,398	16%

Total revenue	$210,021		$235,739		$270,263

Assets:
Telecom equipment	$86,702	79%	$109,493	84%	$160,416	89%
Telecom services	22,772	21%	20,288	16%	19,674	11%

Total assets	$109,474		$129,781		$180,090

Financial information for each of the Company’s business and operations by geographic area and segments is located in Note 12 of the consolidated financial statements included in this Annual Report and is incorporated herein by reference.

The Company’s stock is divided into two classes. Class A common stock is entitled to one vote per share while class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 48.4% of the voting control of the Company as of May 20, 2005. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.1% of the voting stock and therefore effectively control the Company.

The Company’s Products

The equipment segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

Customer Networking Equipment (CNE): Westell’s family of broadband products enable the transport of high-speed data over existing local telephone lines and allow telecommunications companies to provide broadband services using their current copper infrastructure. The Company’s broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.

•

Network Service Access (NSA): Westell’s NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services, along with an array of flexible T1 product mountings and a new Intelligent Ethernet Network Interface Unit. These products along with their associated cables and connectors serve as a point of demarcation between the telephone service and the end users equipment. The T1 transmission equipment termed Network Interface Units (NIU) and the associated T1 mounting products make up the majority of revenue from this product group.

The following table sets forth the revenues from Westell's two product groups for the fiscal years indicated (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K):

	Fiscal Year Ended March 31,
	2003	2004	2005
Equipment Segment	(Dollars in thousands)
CNE products	$ 111,146	$ 135,704	$183,384
NSA products	57,070	54,736	42,481

CNE products % of total revenues	52.9%	57.6%	67.8%
NSA products % of total revenues	27.2%	23.2%	15.7%

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. The Company has also elected to eliminate some products and exit some markets based on an analysis of current and future prospects.

Digital subscriber line (DSL) technology uses complex modulation methods to enable high-speed services over copper phone lines. Current DSL equipment allows the simultaneous transmission of data at speeds up to 8 megabits per second when receiving information on the Internet, or 140 times faster than standard 56k modem dial up service, and up to 1 megabits per second when sending information on the Internet, or 17 times faster than standard 56k modem dial up service, while also providing standard analog telephone service over a single pair of copper wires. Current DSL equipment operates at distances of up to 18,000 feet from the telephone company’s central office. A new DSL standard termed ADSL2/2+ is now being introduced to the industry that increase downstream speed to 24 megabits per second while extending the reach of the equipment to potentially from 18,000 to 22,000 feet in certain circumstances. Westell has evolved its product line to support these new ADSL2/2+ standards. These new standards improve delivery of new services like Voice over Internet Protocol (VoIP) and Video in addition to high-speed internet.

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

The DSL connection or link is comprised of a DSL Access Multiplexer (DSLAM) and equipment at the users location referred to as customer premise equipment (CPE). The DSLAM is a piece of equipment that typically resides in telephone companies' central offices. It aggregates, or multiplexes, multiple DSL access lines into a telephone company's high-speed line back to its core or central network. As network service providers increase deployment of DSL based services, the need for DSL line concentration at the central offices increases. The CPE is typically a small device enabling DSL services that is found adjacent to a personal computer.

The following table sets forth a list of the Company's principal CNE products and their applications:

Product	Description	Applications

WireSpeed™ ADSL Modem

Customer premise equipment (CPE) that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL) service from the telephone company. This device is typically located in the home or office of the customer. Customer users can achieve speeds of up to 8 megabits per second when receiving information on the Internet and up to 1 megabit per second when sending information on the Internet. The target market for this product is the residential user.

Enables a residential or small business customer of ADSL services to connect a home PC to the ADSL service for high speed Internet access.

WireSpeedTM ADSL NAT Router

Westell’s WireSpeed ADSL NAT Router is a plug-and-play device that offers Network Address Translation (NAT) routing and a built-in firewall. NAT is a method of connecting multiple computers to the Internet (or any other IP network) using one IP address. NAT routing also provides security for devices on the local area network (LAN). The target market for this product is residential and small office home office (SOHO).

Offers residential and SOHO sophisticated routing, security protection and easy installation all in one box.

LiteLine TM ADSL2+ Modem

Customer premise equipment that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL and ADSL2+) service from the telephone company. The LiteLine is a plug-and-play device that offers Network Address Translation (NAT) routing and a built-in firewall. NAT is a method of connecting multiple computers to the Internet (or any other IP network) using one IP address. NAT routing also provides security for devices on the local area network (LAN).

Enables residential and SOHO customers of ADSL service to connect a PC to the ADSL service for basic high speed Internet access with routing and security protection all in one box.

ProLine TM ADSL2+ manageable Modem/NAT Router	Similar in all ways to the LiteLine, the ProLine provides the added benefit of allowing remote diagnostics, maintenance, software upgrades and other remote services.

In addition to providing the same applications as the LiteLine, the ProLine offers service providers the ability to provide customers a higher level of service and performance than the LiteLine product.

VersaLink TM Gateway	A fully featured, versatile gateway device that combines an ADSL2+ modem along with wired Ethernet, 802.11g WiFi wireless and optional VersaPort TM fiber access for home or small businesses.	Enables residential, SOHO, and small businesses to network their broadband services to multiple PCs and other computing devices with wired and wireless access.

NSA Products. Westell’s NSA products provide telephone companies with products to transport, maintain and improve the reliability of services over copper and fiber lines in the local access network. The following table sets forth a list of the Company's principal NSA products and their applications:

Product	Description	Applications

NIU-PM (Network Interface Unit with Performance Monitoring)	Network Interface Unit with Performance Monitoring that stores circuit performance and maintenance information for a single T1 circuit.

Provides a “demarcation point” or hand-off between the telephone company equipment and customer’s equipment on T1 circuits. The NIU PM units provide enhanced maintenance and remote performance monitoring of T1 circuits. This functionality provides troubleshooting capability that helps the telephone company reduce maintenance costs and customer down-time. Additionally, it creates an opportunity for preventive maintenance activities by the telephone company to improve their customer satisfaction.

NIU Mountings	NIU Mountings are electronic enclosures with connectorized backplanes that house NIUs and NIU PM units.	Deployed by telephone company at their customer’s premise locations to terminate their T1 circuits.

DS3 products	DS3 Network Interface Units with and without Performance Monitoring capability along with the Mountings to house these plug-in cards.	Facilitates the maintenance, monitoring, extension, and demarcation of DS3 facilities. Can be deployed in central offices for a DS3 hand-off to alternate carriers and customer premise locations.

T1 Repeaters	T1 Office and Line Repeaters.

Facilitates the extension of T1 service to subscribers that are more than 3000 feet* from the central office and those that are served beyond a fiber multiplexer. (*Distance will vary based on gauge of copper wire)

VirtualEdgeTM	A flexible ethernet cable connectivity panel that offers wall or rack mount capability within a single chassis design. It also offers use with Cat5E cable, copper, GigE fiber and Coax cable.	Provides a physical demarcation for services at the customer premise. Mounting and connector flexibility provides customers multiple applications, and minimizes space required in equipment rooms.

Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and converged services. Westell works closely with its current and potential customers as part of the product development process.

In fiscal 2005, the Company received $900,000 from customers to fund engineering projects which was offset in part by a $300,000 expense for engineering performed by a third party. The $600,000 was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2003 or 2004. The Company capitalized $1.9 million in software development costs in fiscal 2005. In fiscal 2003, 2004 and 2005 the Company spent approximately $16.5 million, $17.4 million and $15.9 million on research and development activities, net of customer funding and software capitalization.

Westell's quality systems, including Product Development Processes, are registered to TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2000 International Quality System Standard. These processes are also registered to ISO9001:2000. The Company's research and development personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, decreasing manufacturing costs, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a highly valued, superior quality provider, without compromising functionality or serviceability.

The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. Westell’s products are designed in conjunction with input from procurement and manufacturing personnel to reduce costs. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

The Company’s products are subject to industry wide standardization organizations which include the DSL Forum, the American National Standards Institute (“ANSI”) in the United States and the European Telecommunications Standards Institute (“ETSI”) which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon Discrete Multitone Technology (DMT). DMT is technology that allows digital information to be sent at high-speeds over copper phone lines and prevents the digital information from interfering with other services provided on the same copper phone line. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company’s products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products containing transceiver technology not available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

The following table lists the principal products currently under development along with their description and expected application:

Product	Description	Applications

UltraLine IITM Home DSL Router	An easy to use line of high-performance routers with enhanced software designed to support secure, high-quality, multicast IP video delivery over a variety of WAN access methods.	Offers users the ability to utilize multiple wired and wireless broadband applications, particularly video and IPTV, while managing service quality and security preferences.

TriLink TM Gateway	Integrated gateway device offering Voice over IP (VoIP), ADSL2+ modem with Quality of Service, wired Ethernet, 802.11g WiFi router and VersaPort2 uplink port for fiber or LAN access.	Provides home or small businesses with new VoIP service with traditional telephone voice service as backup, and wired / wireless networking without the need to purchase multiple devices.

TR-069 compliant source code software	Programming source code software that offers DSL equipment developers remote management features that can be added into existing product offerings.	Software features support Service Providers’ provisioning, remote management and diagnostics of DSL equipment at the customer premise.

Westell Media Gateway	Multi-function DSL desktop device integrates a DSL modem, 802.11g wireless router, cordless telephone, color touch screen and Windows CE operating system.

Verizon OneTM, a customized version of the Westell Media Gateway from Verizon, is a typical application offering Internet access, mobile 5.8Ghz telephony, wired and wireless networking, home info service kiosk, video applications and personal planner.

IntelEportTM	An Ethernet NIU that enables remote provisioning, testing and qualification for various networking applications.	Provides Ethernet demarcation at customer premise with ability to remotely test and verify if the carrier’s service is functioning properly.

The Company anticipates that it will generate revenue from the products listed in the above table in fiscal year 2006 and fiscal year 2007. However, there can be no assurance that the Company will be able to introduce such products as planned.

Customers

The Company's principal customers historically have been large Regional Bell Operating Companies (RBOCs) within the United States. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, Internet service providers, and business enterprises. Revenues from international customers represented approximately $11.3 million, $6.3 million and $8.4 million of the Company's revenues in fiscal 2003, 2004 and 2005, respectively, accounting for 5.4%, 2.7% and 3.1% of the Company's revenues in such periods.

The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 75.1%, 76.8% and 77.5% of the Company's revenues in fiscal 2003, 2004 and 2005, respectively. Sales to the Company’s largest three customers, Verizon, BellSouth and SBC accounted for 51.9%, 16.7% and 8.3% of the Company's revenues in fiscal 2005, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake the internal production of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

The Company’s contracts with its major customers are primarily pricing and product specification agreements that do not require a specific level of quantities to be purchased. Each customer provides the Company with purchase orders for units on an as-needed basis.

The RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty. Prior to selling its products to telephone companies, the Company must undergo lengthy approval and purchase processes, which are discussed in the section, captioned “Marketing, Sales and Distribution”.

Marketing, Sales and Distribution

The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has had an established sales force and channel to domestic service providers since its founding in 1980.

The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, the Company’s traditional NSA products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company’s CNE products are sold directly to telephone carriers, to distributors who service these carriers and to Internet service providers who provide DSL services. The Company believes that the DSL sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

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

The Company has purchase contracts with suppliers of material components. Most purchased items are standard commercial components available from multiple suppliers. There are also single-sourced components needed to produce products. One of the single-sourced items in broadband consists of the license to run an operating platform. There are a number of other suppliers in the market that could supply the Company with this same technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company’s business. Broadband product sales accounted for 68% of revenue in fiscal 2005. All purchase contracts are short term in nature with the exception of three long-term commitments to purchase memory chips.

A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Westell's domestic Manufacturing Processes are also registered to TL9000, as well as to ISO9001:2000. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, may require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and finished goods inventory at its manufacturing facilities. In addition, the Company maintains some finished goods inventory at the customers’ sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete.

Competition

The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the rapidly changing markets for broadband products. Westell’s primary competitors vary by market segment. The Company’s principal competitors with respect to its NSA products are HyperEdge Corporation, ADC Telecommunications and Pulsecom. The Company's principal competitors with respect to its CNE broadband products are primarily Siemens Information and Communication Network Inc. (Efficient), Netopia Inc., 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., ActionTec Electronics Inc., Thomson and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company’s competitors are significantly larger and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time to market and the ability to react quickly to market changes resulting from U.S. based operations including manufacturing and product development. The Company expects that new competitive pressure from Asian based manufactures will continue downward pressure on pricing.

Additional competition is seen from products that increase the efficiency of digital transmission over copper wire such as fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2004, 18 million customers used cable modems in the U.S. in contrast to 10.7 million DSL subscribers. By 2008, the Yankee Group, a service that provides industry trend data, is forecasting there to be 30.1 million cable modem users in the U.S. versus 21.2 million DSL users in the U.S. resulting in a 40% market share for DSL modems. In addition, the deployment of products and technologies for copper wire may also reduce the demand for NSA products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S. reduces telephone companies' need for T-1 repeaters, which results in a decrease in demand for Westell's T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed NSA transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See the risk factor captioned “Our products face competition from other existing products, products under development and changing technology, and if we do not remain competitive, our business will suffer and we may not remain profitable”.

Teleconference Services

Conference Plus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. Conference Plus is an 91.5% owned subsidiary of Westell and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois and a facility in Dublin, Ireland. Conference Plus services generated $41.8 million, $45.3 million and $44.4 million in revenues in fiscal 2003, 2004 and 2005, respectively.

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

Conference Plus is distinguished by three strategies:

•	Diverse Distribution Channels
•	State-of-the-Art Network and Integrated Systems
•	International Reach

Diverse Distribution Channels

Conference Plus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. A majority of Conference Plus’ revenues come from indirect commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio, web and video teleconferencing services to maintain continuity, save costs and focus on their core competencies. By selling into indirect or resale customers, Conference Plus effectively increases the size of their sales organization without incurring the expense necessary with a direct sales force.

Conference Plus also sells its services directly to Fortune 1000 companies through its National Accounts Sales force. This area continues to be a strong part of Conference Plus’s business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue distribution. The deployment of this strategy is designed to improve the recognition of the Conference Plus brand, which has strategic long term benefits to the Company.

State of the Art Network and Integrated Systems

A critical part of Conference Plus’ approach is its state of the art network and integrated systems. Conference Plus has a state of the art network infrastructure that enables it to take advantage of the relationships it has with major telecommunications providers to provide quality service. Conference Plus has a unique architecture that allows customers to have access to all of the Conference Plus bridge and network capacity during any of their conference calls or meetings.

Conference Plus has built an integrated reservations, scheduling and billing system called Conferencing and Reservation Billing System (“CRBS”) that is a significant differentiator in the conferencing market. The CRBS system allows Conference Plus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated in the operational environment from the point of reservation through the billing process. This integration allows Conference Plus to enjoy scale advantages and to be able to provide resale service to its customers.

Conference Plus has extended certain capabilities of CRBS to a publicly available web portal where customers can sign up for service, manage their accounts and control their conferences. Conference Plus has also tightly integrated with 3rd party suppliers of web conferencing services to enhance our audio and video services. In addition to making these services available to customer, Conference Plus has the ability to privately brand the entire web experience to match any other brand visualization that may be required. This capability is beneficial for both indirect customers where this helps support the indirect brand as well as for large enterprise customers where this can help drive corporate adoption.

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

Conference Plus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, Conference Plus. Conference Plus depends on two customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on Conference Plus’s business. Prior to selling its services, Conference Plus must undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a Regional Bell Operating Company.

Competition in the teleconferencing business is intense and Conference Plus expects that competition will increase due to low barriers of entry and recent entrants into the audio teleconferencing service market. Many of Conference Plus' competitors, including AT&T, MCI Communications and Sprint Communications, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than Conference Plus. There can be no assurance that Conference Plus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

Government Regulation

The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede the Company's penetration of certain markets. The Telecommunications Act of 1996 lifted certain restrictions on the carriers’ ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act of 1996, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings.

In addition, the Telecommunications Act of 1996 permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. See “Risk Factors”.

Proprietary Rights and Intellectual Property

The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 24 patents and has an additional 14 U.S. patents pending relating to its NSA and CNE products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

Many of the Company's products incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Without third party transceiver technologies, such as DMT technology, the Company would not be able to produce any of its DSL systems. Consequently, if the Company’s third party transceiver suppliers fail to deliver transceivers that meet the Company’s requirements or fail to deliver transceivers that meet industry standards and other alternative sources of DSL transceiver technology are not available to the Company at commercially acceptable terms, then the Company’s business and results of operations would be materially and adversely affected. The Company’s reliance on certain third party technology is also discussed above in “Research and Development Capabilities and Engineering Base”.

Rapid technological evolution has resulted in the need to implement strategic alliances with technology suppliers in order to accelerate the time to market for new products. Without such relationships, due to the lengthy carrier product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

Employees

As of March 31, 2005, the Company had 874 full-time employees. Westell's domestic equipment manufacturing business had a total of 587 full-time employees, consisting of 141 in sales, marketing, distribution and service, 97 in research and development, 317 in manufacturing and 32 in administration. Conference Plus had a total of 263 full-time employees. Westell Limited had a total of 24 full-time employees. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

Access to SEC Reports and Corporate Governance Materials

The Company makes available free of charge through its website, www.westell.com:

•

an automatic link to the SEC’s website for the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission; and

•	the Company’s Audit Committee Charter and its Code of Business Conduct.

The Company’s website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Although we have had twelve consecutive profitable quarters, in the past, due to our significant ongoing investment in DSL and other new technology, we incurred losses through fiscal 2002. Through fiscal 2002, we incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. The Company had an accumulated deficit of $247 million as of March 31, 2005.

We believe that our future revenue growth and profitability will depend on:

•	creating sustainable product and service sales opportunities;
•	lowering our CNE and NSA product costs through design and manufacturing enhancements and volume efficiencies; and
•	developing new and enhanced products and services.

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

Our class A common stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

•	Our actual and anticipated quarterly and annual operating results;
•	Variations between our actual results and analyst and investor expectations;
•	Announcements by us or others on developments affecting our business;
•	Lack of success on winning new customers or the loss of an existing customer;
•	Investor and analyst perceptions of our company and comparable public companies;
•	Future sales of debt or equity securities;
•	The activities of short sellers and risk arbitrageurs regardless of our performance; and
•	Conditions and trends in the data communications and Internet-related industries.

Many of the factors listed above are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class litigation.

We have and could face securities class litigation, which could significantly harm our business.

In fiscal 2000, Westell Technologies, Inc. and certain of its officers and directors were named in consolidated class actions. Although these class actions have settled, we could face securities litigation in the future that could result in the payment of substantial damages or settlement costs in excess of our insurance coverage. Any adverse outcome could harm our business. Even if we were to be meritorious in any such litigation, we could incur substantial legal costs and management's attention and resources could be diverted from our business that could cause our business to suffer.

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

We have and may in the future offer products and services based upon forward pricing, which is the pricing of products below production costs to take into account the expectation of large future volumes and corresponding reduction of manufacturing costs. Forward pricing would cause us to incur lower margins on product or service sales unless we can reduce the associated costs. We believe that costs may decrease if:

•	more cost-effective technologies become available;
•	product design efficiencies and component integration are obtained; and
•	we achieve economies of scale related to increased volume.

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

The markets for our products are characterized by:

•	intense competition within the DSL market and from other industries such as cable and wireless industries;
•	rapid technological advances;
•	evolving industry standards;
•	changes in end-user requirements;
•	frequent new product introductions and enhancements; and
•	evolving customer requirements and service offerings.

New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. Further, we believe that the domestic market for many of our traditional T-1 products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. For example, our Network Interface Unit product revenue decreased 15.8% in fiscal 2004 and an additional 24.6% in fiscal 2005. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products, such as T-1 and DSL, and to successfully develop and market new products.

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

We may experience delays in the receipt of key components that could result in delays in related product deliveries. There is no guarantee that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

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

We may experience significant fluctuations in quarterly operating results. Due to the risks identified below and elsewhere in "Risk Factors," sales to our largest customers have fluctuated and could fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule without penalty. As a result, our quarterly operating results have fluctuated significantly in the past. Other factors that have had and may continue to influence our quarterly operating results include:

•	the impact of changes in the DSL customer mix or product mix sold;
•	timing of product introductions or enhancements by us or our competitors;
•

changes in operating expenses which can occur because of product development costs, timing of customer reimbursements for research and development, pricing pressures; availability and pricing of key components;

•	write-offs for obsolete inventory; and
•	the other risks that are contained in this “Risk Factors” section.

Due to our fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our manufacturing and purchasing needs and revenues. It is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on DSL products and new products, there is substantial risk of widely varying quarterly results, including the so-called “missed quarter” relative to investor expectations.

We may experience delays in the deployment of new products.

Our past sales have resulted from our ability to anticipate changes in technology, industry standards and telephone company service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

•	rapid technological changes in the telecommunications industry;
•	our customers’ lengthy product approval and purchase processes; and

•	our reliance on third-party technology for the development of new products.

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

We expect continuing competition as the DSL market continues to evolve. Because we are significantly smaller than many of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a telephone company’s business than we do.

We expect continued aggressive tactics from many of our competitors such as:

•	Forward pricing of products;
•	Early announcements of competing products;
•	Bids that bundle DSL products with other product and service offerings; and
•	Intellectual property disputes.

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

Consolidation of companies offering high-speed telecommunications products is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers’ competitors. We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.

We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of a major customer could adversely impact our business.

We have and will continue to depend on the large Regional Bell Operating Companies as well as other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 75.1%, 76.8% and 77.5% of our revenues in fiscal 2003, 2004 and 2005, respectively. Consequently, our future success will depend upon:

•	the timeliness and size of future purchase orders from the Regional Bell Operating Companies;
•	the product requirements of the Regional Bell Operating Companies;
•	the financial and operating success of the Regional Bell Operating Companies; and
•	the success of the Regional Bell Operating Companies' services that use our products.

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

Conference Plus’s customer base is very concentrated as its top ten customers represent a large portion of total revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus’s customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus’s customers will not bring some portion or all of their conferencing and meeting services in-house. Conference Plus must continually provide higher quality, lower cost services to provide maintain and grow its customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

Our customers have lengthy purchase cycles that affect our ability to sell our products.

Prior to selling products to telephone companies, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies such as DSL products. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including:

•	the complexity of the product involved;
•	priorities of telephone companies;
•	telephone companies' budgets; and
•	regulatory issues affecting telephone companies.

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

International revenues represented 5.4%, 2.7% and 3.1% of our revenues in fiscal 2003, 2004 and 2005, respectively. Because Conference Plus has expanded its conference call business in Europe and because of our intention to expand our broadband products in Europe we believe that our exposure to international risks may increase in the future. These risks include:

•	foreign currency fluctuations;
•	tariffs, taxes and trade barriers;
•	difficulty in accounts receivable collection;
•	political unrest; and
•	burdens of complying with a variety of foreign laws and telecommunications standards.

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

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 54,290,037 shares of common stock outstanding as of May 20, 2005, and has the following obligations to issue additional class A common stock as of May 20, 2005:

•	options to purchase 10,390,256 shares of class A common stock, 5,507,338 of which are currently exercisable; and
•	warrants to purchase 915,000 shares of class A common stock for $1.95 per share.

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

There is no guarantee:

•	that third parties will not assert infringement claims against us in the future, and that such assertions will not result in costly litigation; or
•	that we would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

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

We expect to continue to review potential acquisitions and we may acquire businesses, products or technologies in the future. In addition, the Company may decide to raise additional capital to fund its operations. In order to accomplish these activities, acquisitions and fund raising, we could:

•	issue equity securities that could dilute our current stockholders' percentage ownership;
•	incur substantial debt; or
•	assume contingent liabilities.

These events could harm our business and/or the price of our common stock. Acquisitions also entail numerous integration risks that could adversely affect our business.

Conference Plus’s large competitors could adversely affect Conference Plus’s ability to maintain or increase its market share.

Conference Plus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. Conference Plus’s ability to sustain growth and performance is dependent on its:

•	maintenance of high quality standards and low cost position;
•	international expansion;
•	marketing and sales effectiveness; and
•	evolving technological capability.

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

As of May 20, 2005, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 48.4% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.1% of the voting stock. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class A common stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 2.	PROPERTIES

The Company leases approximately 185,000 square feet of office, development and manufacturing space in Aurora, Illinois, a suburb of Chicago, and leases a facility of 4,250 square feet of office space in Basingstoke, England for Westell Limited. As of March 31, 2005, the Company also leased facilities of 41,860 and 14,131 square feet in Schaumburg, Illinois and Lombard, Illinois, respectively, for Conference Plus’ domestic operations. The Lombard facility was substantially closed in fiscal 2003. The Company also leases 2,000 square feet in Dublin Ireland for Conference Plus’ international operations. The Aurora facility lease expires in 2017 and the lease in Basingstoke, England expires in 2005. The leases for the properties in Schaumburg and Lombard, Illinois expire in 2011 and 2006, respectively, and the lease for the facility in Dublin, Ireland expires in 2024.

The Company’s Aurora, Illinois manufacturing facility is currently operating below maximum capacity. The Company utilizes third-party subcontractors to help fulfill fluctuations in customer demands that could be at times beyond the manufacturing capacity of the Aurora facility. The Company has a plan to expand the manufacturing capacity of its Aurora facility when and if that is necessary.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various other legal proceedings incidental to the Company’s business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Class A Common Stock is quoted on the NASDAQ National Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market.

	High	Low

Fiscal Year 2004
First Quarter ended June 30, 2003	$10.10	$3.71
Second Quarter ended September 30, 2003	12.00	6.25
Third Quarter ended December 31, 2003	9.40	5.50
Fourth Quarter ended March 31, 2004	8.75	6.32

Fiscal Year 2005
First Quarter ended June 30, 2004	$8.32	$4.46
Second Quarter ended September 30, 2004	5.28	3.59
Third Quarter ended December 31, 2004	7.02	4.92
Fourth Quarter ended March 31, 2005	7.86	5.20

Fiscal Year 2006
First Quarter through May 20, 2005	$6.25	$5.04

As of May 20, 2005, there were approximately 802 holders of record of the outstanding shares of Class A Common Stock and 6 holders of record of Class B Common Stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of March 31, 2001, 2002, 2003, 2004 and 2005 and for each of the five fiscal years in the period ended fiscal year 2005 have been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

		Fiscal Year Ended March 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:		(in thousands, except per share data)
Revenues	$ 361,477	$ 239,823	$ 210,021	$ 235,739	$ 270,263
Cost of goods sold	331,319	205,793	146,261	155,998	189,063
Gross margin	30,158	34,030	63,760	79,741	81,200

Operating expenses:

Sales and marketing	30,323	19,883	16,017	20,242	22,211
Research and development	33,308	22,444	16,483	17,385	15,911
General and administrative	24,254	24,028	17,513	17,506	17,368
Goodwill and intangible amortization	31,832	25,560	1,766	1,455	1,335
Goodwill impairment	--	97,500	--	--	--
Restructuring charge	1,700	6,258	1,678	698	(793)
Total operating expenses	121,417	195,673	53,457	57,286	56,032
Gain on sale of assets	--	--	--	--	1,453
Operating profit (loss)	(91,259)	(161,643)	10,303	22,455	26,621
Other income, net	585	172	262	615	896
Interest expense	(2,197)	(5,564)	(2,648)	(743)	(60)
Income (loss) before income taxes and minority interest	(92,871)	(167,035)	7,917	22,327	27,457
Income tax expense (benefit)	--	--	372	(12,923)	(12,757)
Minority Interest	585	394	271	373	520

Income (loss) before cumulative effect of change in

accounting principle	(93,456)	(167,429)	7,274	34,877	39,694
Cumulative effect of change in accounting principle	(400)	--	--	--	--
Net income (loss)	$ (93,856)	$ (167,429)	$ 7,274	$ 34,877	$ 39,694

Net income (loss) per basic share:

Income (loss) before cumulative effect of change in

accounting principle	$ (1.53)	$ (2.60)	$ 0.11	$ 0.52	$ 0.58
Cumulative effect of change in accounting principle	(0.01)	--	--	--	--
Net income (loss) per basic share	$ (1.54)	$ (2.60)	$ 0.11	$ 0.52	$ 0.58

Average number of basic common shares

outstanding	61,072	64,317	64,925	66,858	68,473

Net income (loss) per diluted share:

Income (loss) before cumulative effect of change in

accounting principle	$ (1.53)	$ (2.60)	$ 0.11	$ 0.49	$0.56
Cumulative effect of change in accounting principle	(0.01)	--	--	--	--
Net income (loss) per diluted share	$ (1.54)	$ (2.60)	$ 0.11	$ 0.49	$ 0.56

Average number of diluted common shares

outstanding	61,072	64,317	65,126	70,667	71,042

As of March 31,
2001	2002	2003	2004	2005

Balance Sheet Data:

Working capital	$ 38,778	$ 16,811	$ 7,116	$ 26,171	$ 54,520
Total assets	315,139		126,153	109,474	129,781	180,090
Current debt		103	11,186	17,057	3,416	318
Total debt	28,554		50,655	34,817	3,742	318
Total stockholders' equity	197,825		36,273	43,493	91,765	139,658

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Network Service Access (NSA) product lines, particularly the sale of Network Interface Unit (NIU) products and related products. NIU products accounted for approximately 20%, 15% and 10% of revenues in fiscal years 2003, 2004 and 2005, respectively. The Company introduced its first DSL products in fiscal 1993 and these products accounted for approximately 48%, 57% and 68% of revenues in fiscal 2003, 2004 and 2005, respectively. NIU products and DSL products are the two major products within the Company’s telecom equipment business. Telecom equipment constituted approximately 80%, 81% and 84% of revenues in fiscal 2003, 2004 and 2005, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 20%, 19% and 16% of revenues in fiscal 2003, 2004 and 2005, respectively.

The Company is comprised of two segments: telecommunications equipment manufacturer and teleconference services bureau. The equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper infrastructure. The Company’s NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. Westell realizes the majority of its revenues from the North American market.

The Company’s teleconference service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

The equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

Customer Networking Equipment (CNE): Westell’s family of broadband products enable the transport of high-speed data over existing local telephone lines and allow telecommunications companies to provide broadband services using their current copper infrastructure. The Company’s broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products make up the majority of the revenue in this product group.

•

Network Service Access (NSA): Westell’s NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services, and an array of mounting products used for connecting telephone wires and cables, and special service plugs. The T1 transmission equipment termed Network Interface Units (NIU) and the associated NIU mounting products make up the majority of revenue from this product group.

Below is a table that compares annual revenue from the Company’s two reportable segments and the two main equipment product groups.

	Fiscal 2003	% of revenue	Fiscal 2004	% of revenue	Fiscal 2005	% of revenue

CNE equipment	$ 111,146	53%	$ 135,704	58%	$ 183,384	68%
NSA equipment	57,070	27%	54,736	23%	42,481	16%

Total equipment segment	168,216	80%	190,440	81%	225,865	84%

Services segment	41,805	20%	45,299	19%	44,398	16%

Total revenue	$ 210,021		$ 235,739		$ 270,263

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products.

On January 31, 2005, SBC and AT&T announced that they had entered into an agreement for SBC to acquire AT&T. SBC and AT&T indicated that the acquisition is subject to approval by AT&T's shareholders and regulatory authorities, and other customary closing conditions and is expected to close by the first half of 2006. In the twelve months ended March 31, 2005, sales to SBC generated approximately 8.3% of the Company's total revenues, 0.4% for the equipment segment (primarily NSA products) and 7.9% for the services segment. SBC is the largest customer of Conference Plus. AT&T offers services similar to Conference Plus. The Company is unable to predict how the merger will impact the Company's results of operations in the future.

On April 29, 2005, Conference Plus, Inc., the Company’s services segment, entered into an agreement with SBC Services, Inc. pursuant to which Conference Plus, Inc. would continue to provide conferencing services to SBC. The Agreement has a term of 30 months. The Agreement continues to permit SBC to use other service providers and continues to not obligate SBC to purchase any minimum quantity of services from the Company.

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

In addition, to remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, wireless and managed services. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005.

In the equipment manufacturing segment, the Company is focusing on new product opportunities in the DSL wireless gateway, voice/media-over-IP, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM, TriLinkTM and EnVoyTM which are targeted at the home networking, small office/home office (SOHO) and small business markets. In addition, the Company announced a partnership with Verizon to develop Verizon OneTM a multimedia access device using DSL broadband technology that the Company expects Verizon to introduce in fiscal 2006. The Company is also focusing on expanding existing and new products into the international markets.

The Company believes that its customers continue to expect growth in the broadband market that the Company’s CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver newer applications that require higher broadband speed.

The NSA market continues to decline as the transition to high-speed digital service continues. The Company expects NSA revenue to continue to decline 10% to 15% per year. The Company’s goal is to increase market share in mountings and NIUs in the NSA market to offset in part reduced prices for NIUs and mountings. The Company is investing in new products in the NSA product line that complement the broadband market products such as PowerSpan that may support the deployment of VoIP in residential markets and partnership derived products such as VirtualEdgeTM and ItelEportTM.

Critical Accounting Policies

The Company uses estimates and judgements in applying its accounting policies that have a significant impact on the results reported in the consolidated financial statements. The following are the Company’s most critical accounting policies.

Accounts receivable

The Company sells products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer’s financial condition.

Inventory reserves

The Company reviews ending inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company also evaluates ending inventory for lower of cost or market. Prices related to future inventory demand are compared to current and committed inventory values.

Inventory purchase commitments

In the normal course of business, the Company enters into commitments for the purchase of inventory. The commitments are at market rates and normally do not extend beyond one year. Should there be a dramatic decline in revenues, as there was in fiscal 2002, the Company may incur excess inventory and subsequent losses as a result of these commitments. The Company has established reserves for potential losses on such commitments.

Valuation Allowance for Deferred Tax Assets

The Company has significant deferred tax assets that resulted primarily from historically generated net operating losses. A valuation allowance has been provided for a portion of these deferred tax assets that management believes it is more likely than not that these assets will not be utilized. The Company accesses the realizability of deferred tax assets through an analysis of projected future taxable income. Estimates of future taxable income is comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations.

Goodwill and Intangibles

Accounting rules require that the Company evaluate goodwill for impairment annually. The Company determined that it operated in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes the comparison of its market capitalization and third party appraisal of its telecom services reporting unit to book value as an indicator of potential impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2005. These tests showed no impairment of goodwill. On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Software Development

The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company reviews software development to determine when technological feasibility is reached. At such time, development costs will be capitalized as intangible assets. These intangible assets will be amortized over the product life once the product is available for customer use. At of March 31, 2005, the Company had $1.9 million in capitalized costs.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

Fiscal Year Ended March 31,

2003	2004	2005

Equipment	80.1%	80.8%	83.6%
Services	19.9	19.2	16.4
Total revenues	100.0	100.0	100.0

Cost of equipment	56.7	54.9	62.0
Cost of services	12.9	11.3	8.0
Total cost of goods sold	69.6	66.2	70.0

Gross margin	30.4	33.8	30.0

Operating expenses:

Sales and marketing	7.6	8.6	8.2
Research and development	7.8	7.4	6.4
General and administrative	8.3	7.4	5.9
Intangible amortization	0.8	0.3	0.5
Restructuring charge	0.8	0.6	(0.3)

Total operating expenses	25.3	24.3	20.7
Gain on sale of assets	0.0	0.0	0.5
Operating income	4.9	9.5	9.8
Other income, net	0.1	0.3	0.3
Interest expense	(1.3)	(0.3)	(0.0)

Income before income taxes and minority interest	3.8	9.5	10.1
Income tax expense (benefit)	0.1	(5.5)	(4.7)
Minority interest	0.1	0.2	0.2

Net income	3.5%	14.8%	14.6%

Fiscal Years Ended March 31, 2003, 2004 and 2005

Revenues. Revenues were $210.0 million, $235.7 million and $270.3 million in fiscal 2003, 2004 and 2005, respectively. In fiscal year 2004, revenue increased 12.2%. Revenue in the equipment segment increased 13.2% or $22.2 million. In the equipment segment, the Company’s CNE product revenue increased 22.1% or $24.6 million due primarily to 45% higher unit sales offset in part by a 28% decline in the average per unit price. Revenue from NSA products, which are also in the equipment segment, decreased 4.1% or $2.3 million of which $3.2 million was due to lower unit sales and lower selling prices offset in part by an $875,000 contractual settlement from a customer. Services revenue increased 8.4% in fiscal 2004 or $3.5 million due to an increase in call minutes. In fiscal year 2005, revenues increased 14.6%. Revenue in the equipment segment increased 18.6% comprising of a $47.6 million or 35.1% increase in CNE product revenue offset in part by a $12.2 million or 22.4% decrease in NSA product sales. NSA product revenue in the June 30, 2004 quarter included an $883,000 contractual settlement from a customer. The increase in CNE revenue was due to an 37% increase in units sold and offset in part by a 4.6% decrease in average sell price per unit. The number of units sold was positively impacted by the Company’s customer’s strong promotional activity. Orders are expected to return to normalized levels. The price per unit was impacted positively by the sales of the VersaLinkTM product in the third and fourth quarters which has a higher average selling price per unit than traditional modems. Revenues from NSA products such as NIUs have declined in recent years due to price reductions and the transition by telephone companies to networks that deliver high speed digital transmission services. The decrease in NSA product revenue was also impacted by the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. Revenue in the services segment decreased 2.0% due to less revenue per call minute offset in part by an increase in minutes at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin. Gross margin was $63.8 million, $79.7 million and $81.2 million and gross margin as a percentage of revenues was 30.4%, 33.8% and 30.0% in fiscal 2003, 2004 and 2005, respectively. Gross margin in the equipment segment was $49.1 million, $61.0 million and $58.5 million and gross margin as a percentage of revenues was 29.2%, 32.0% and 25.9% in fiscal 2003, 2004 and 2005, respectively. The fiscal 2003 gross margin in the equipment segment was positively effected by $2.2 million as the Company was able to sell modem inventory which had been reserved as excess and obsolete based on the estimated technological life of the modems at March 31, 2002. The fiscal 2004 and 2005 equipment gross margin was positively impacted by an $875,000 and $883,000 contractual settlement that had no corresponding cost of sales. Fiscal 2004 also benefited from reduced per unit material, labor, and handling costs, particularly in the CNE product group that resulted from a 45% increase in unit volume. Fiscal year 2005 gross margins were negatively impacted by $3.8 million due to expediting costs from the VersaLinkTM product. Gross margin in the services segment was $14.7 million, $18.7 million and $22.7 million and gross margin as a percentage of revenues was 35.1%, 41.3% and 51.0% in fiscal 2003, 2004 and 2005, respectively. Fiscal year 2003 was negatively impacted by a $6.7 million reduction in revenue. Services margin improved in fiscal year 2004 due to increased revenue of $3.5 million and lower long distance rates, offset in part by a $775,000 charge for the early termination of a purchase contract, which was recorded in the December quarter. Services margin improved again in fiscal year 2005 due to having a full year of the lower long distance rates and the absence of the early termination charge. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing. Sales and marketing expenses were $16.0 million, $20.2 million and $22.2 million in fiscal 2003, 2004 and 2005, respectively, constituting 7.6%, 8.6% and 8.2% of revenues, respectively. Sales and marketing expenses increased by $4.2 million in fiscal 2004. The equipment segment sales and marketing expenses increased $2.4 million due to increases in employee related expenses. The services segment sales and marketing expenses increased $1.8 million due to an increase in the number of sales and marketing employees. Sales and marketing expenses increased by $2.0 million in fiscal year 2005. The equipment segment sales and marketing expenses increased $680,000 due primarily to increased use of temporary consulting and labor. The services segment sales and marketing expenses increased $1.3 million due to an increase in the number of sales and marketing employees. This increased expense is expected to continue in fiscal 2006. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers. The Company is planning to increase sales and marketing expense in the services segment of the business.

Research and Development. Research and development expenses were $16.5 million, $17.4 million and $15.9 million in fiscal 2003, 2004 and 2005, respectively, constituting 7.8%, 7.4% and 5.9% of revenues, respectively. Research and development expenses are incurred primarily in the equipment segment of the business. Research and development expenses increased by $900,000 in fiscal year 2004. The increase was due primarily to increases in employee-related expenses and increases in outside consulting offset in part by lower depreciation expense. Research and development expenses decreased by $1.5 million in fiscal year 2005. The decrease is due primarily to software capitalization of $1.9 million. In addition, the Company received $900,000 from customers to fund engineering projects which was offset in part by a $300,000 expense for engineering performed by a third party in fiscal 2005. There were no customer funded engineering projects in fiscal 2003 or fiscal 2004. The Company believes that research and development expenses will increase in fiscal year 2006 as the Company continues to expand its product offering to include networking, wireless, managed services and other broadband applications.

General and Administrative. General and administrative expenses were $17.5 million, $17.5 million and $17.4 million in fiscal 2003, 2004 and 2005, respectively, constituting 8.3%, 7.4% and 6.4% of revenues, respectively. In fiscal 2004, general and administrative expenses were flat overall. There was a decrease of $800,000 in the services segment of the business and an increase of $800,000 in the equipment segment of the business. The increase in the equipment segment resulted from increased employee related expenses. The decrease in the service segment resulted from lower sales and use tax expenses and bad debt expense. General and administrative expenses decreased by $100,000 in fiscal year 2005. The decrease resulted from the services segment of the business. The equipment segment expenses were flat overall with reductions in legal and bad debt expense offset by increases in professional services expense resulting from Sarbanes Oxley compliance costs.

Intangible amortization. Intangible assets consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc.

Restructuring charge. During fiscal 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2004, all of the fiscal 2002 restructuring costs had been paid.

The Company recognized a net restructuring expense of $1.7 million in fiscal year 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of March 31, 2005, the Company paid approximately $1.9 million of these accrued restructuring costs leaving a balance of $188,000.

The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus at Westell Limited that caused a workforce reduction of approximately 5 employees. In the quarter ended March 31, 2005, $248,000 of these charges were reversed. The Company paid approximately $450,000 of these costs as of March 31, 2005 leaving no balance.

A table that summarizes the restructuring charges and their utilization can be found in Note 13 to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

Other income, net. Other income, net was $262,000, $615,000 and $896,000 for fiscal years 2003, 2004, and 2005, respectively. Other income, net was primarily comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest Expense. Interest expense was $2.6 million, $743,000 and $60,000 for fiscal 2003, 2004 and 2005, respectively. The decrease in interest expense during each year is a result of lower obligations outstanding during the period under promissory notes, capital leases and vendor debt.

Income Taxes. An income tax charge of $372,000 was recorded in fiscal 2003 due to the results of an Internal Revenue Service audit on Teltrend Inc. for pre-acquisition periods. Income tax benefit was $12.9 million and $12.8 million in fiscal years 2004 and 2005, respectively. In accordance with FASB 109, Accounting for Income Taxes, the Company reduced its valuation allowances by $11.5 million, $23.0 million and $28.1 million in fiscal years 2003, 2004 and 2005, respectively.

Minority Interest. Minority interest expense was $271,000, $373,000 and $520,000 in fiscal years 2003, 2004 and 2005, respectively. Minority interest expense is the minority shareholders’ share of income at 91.5% owned subsidiary, Conference Plus Inc.

Quarterly Results of Operations

The following tables present the Company's results of operations for each of the last eight fiscal quarters and the percentage relationship of certain items to revenues for the respective periods. The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.

Quarter Ended

Fiscal 2004            Fiscal 2005

June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
2003	2003	2003	2004	2004	2004	2004	2005
(in thousands)
Equipment	$ 43,707	$ 46,921	$ 49,203	$ 50,609	$ 44,920	$ 50,582	$ 63,574	$ 66,789
Services	11,580	11,455	10,775	11,489	11,252	10,817	10,877	11,452
Total revenues	55,287	58,376	59,978	62,098	56,172	61,399	74,451	78,241

Cost of equipment	28,262	32,568	33,167	35,416	31,638	36,964	48,484	50,236
Cost of services	6,754	6,783	7,693	5,355	5,988	5,156	5,409	5,188
Total cost of goods sold	35,016	39,351	40,860	40,771	37,626	42,120	53,893	55,424
Gross margin	20,271	19,025	19,118	21,327	18,546	19,279	20,558	22,817

Operating expenses:

Sales and marketing	5,427	4,783	4,647	5,385	5,352	5,530	5,740	5,590

Research and

development	4,436	4,321	3,874	4,754	3,574	3,528	4,053	4,146

General and

administrative	5,134	4,335	4,545	3,492	4,014	4,762	4,446	4,756

Intangible

amortization	363	364	364	364	364	324	324	324
Restructuring charge	--	--	--	698	--	(452)	--	(341)
Total operating
expenses	15,360	13,803	13,430	14,693	13,304	13,692	14,563	14,475
Gain on sale of assets	--	--	--	--	--	1,453	--	--
Operating income	4,911	5,222	5,688	6,634	5,242	7,040	5,995	8,342

Other income, net	156	35	212	212	361	32	395	109
Interest expense	(359)	(197)	(127)	(60)	(36)	(15)	(7)	(3)

Income before taxes and

minority interest	4,708	5,060	5,773	6,786	5,567	7,057	6,383	8,448

Income tax expense (benefit)	--	--	--	(12,923)	2,183	2,567	2,614	(20,122)
Minority interest	111	121	23	118	97	120	106	196

Net income	$ 4,597	$ 4,939	$ 5,750	$ 19,591	$ 3,287	$ 4,370	$ 3,663	$ 28,374

Net income per common share:

Basic	$0.07	$0.07	$0.09	$0.29	$0.05	$0.06	$0.05	$0.41
Diluted	$0.07	$0.07	$0.08	$0.27	$0.05	$0.06	$0.05	$0.40

Quarter Ended

Fiscal 2004            Fiscal 2005

June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
2003	2003	2003	2004	2004	2004	2004	2005

Equipment	79.1%	80.4%	82.0%	81.5%	80.0%	82.4%	85.4%	85.4%
Service	20.9	19.6	18.0	18.5	20.0	17.6	14.6	14.6
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of equipment sales	51.1	55.8	55.3	57.0	56.3	60.2	65.1	64.2
Cost of services	12.2	11.6	12.8	8.6	10.7	8.4	7.3	6.6
Total cost of goods sold	63.3	67.4	68.1	65.6	67.0	68.6	72.4	70.8
Gross margin	36.7	32.6	31.9	34.4	33.0	31.4	27.6	29.2

Operating expenses:

Sales and marketing	9.8	8.2	7.7	8.7	9.5	9.0	7.7	7.1

Research and

development	8.0	7.4	6.5	7.7	6.4	5.7	5.4	6.1

General and

administrative	9.3	7.4	7.6	5.6	7.1	7.8	6.0	5.3

Intangible

amortization	0.7	0.6	0.6	0.6	0.6	0.5	0.4	0.4
Restructuring charge	0.0	0.0	0.0	1.1	0.0	(0.7)	0.0	(0.4)

\

Total operating
expenses	27.8	23.6	22.4	23.7	23.7	22.3	19.6	18.5
Gain on sale of assets	0.0	0.0	0.0	0.0	0.0	(2.4)	0.0	0.0
Operating income	8.9	9.0	9.5	10.7	9.3	11.5	8.1	10.7
Other income, net	0.3	0.1	0.4	0.3	0.6	0.1	0.1	0.1
Interest expense	0.6	0.3	0.2	0.1	0.1	0.0	0.0	0.0

Income before taxes and

minority interest	8.6	8.8	9.7	10.9	9.9	11.5	8.6	10.8

Income tax expense (benefit)	0.0	0.0	0.0	(20.8)	3.9	4.2	3.5	(25.7)
Minority interest	0.2	0.2	0.0	0.2	0.2	0.2	0.1	0.3
Net income	8.4%	8.6%	9.7%	31.5%	5.9%	7.1%	4.9%	36.3%

The Company's quarterly equipment revenues have been on an upward trend over the past eight quarters primarily due to improvements in CNE revenues in the equipment segment of the business. Quarterly CNE revenues grew due to increased unit sales of DSL products offset in part by lower sales prices per unit. The CNE revenue increase in third and fourth quarters of fiscal year 2005 was also due to the sales of VersaLinkTM product which has a higher average selling price per unit than traditional modems. In addition, the Company’s customers had strong promotions that positively impacted the unit sales of the VersaLinkTM product. Sales are expected to return to normalized levels. NSA revenues decreased in fiscal 2005 and fiscal 2004 due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. Conference Plus service revenues were relatively flat due to increased call minutes offset by less revenue per minute.

Gross margin as a percentage of revenue has varied from quarter to quarter. The June 30, 2003 equipment gross margin included a product royalty of $1.7 million. The September 30, 2003 equipment gross margin included a $1.2 million expense to settle a customer contract obligation. The December 31, 2003 service gross margin was negatively impacted by a $775,000 charge recorded as a result of an early contract termination penalty of a long distance contract. The March 2004 and June 2004 equipment margin was also positively impacted by a $875,000 and $883,000 contract settlement that had no corresponding cost of sales. The December 31, 2004 and March 31, 2005 equipment margin were negatively impacted by $3.0 million and $750,000 of expediting charges relating to the VersaLinkTM product. The Company believes continued pricing pressures affecting its equipment segment could adversely impact sales prices and margins in the future. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and efficiencies within manufacturing. Margins in the services segment of the business improved due to lower long distance costs.

Operating expenses were impacted by increased spending in sales and marketing in fiscal 2005 compared to fiscal 2004. Research and development declined due to software capitalization in the fiscal 2005 quarters. General and administrative expenses remained relatively flat over the quarters. Overall operating expenses have decreased as a percentage of sales due to revenue increasing at a faster rate than expenses.

The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions. Sales to the Company’s customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company’s quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company’s expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company’s expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company’s business and results of operations and profitability.

Liquidity and Capital Resources

At March 31, 2005, the Company had $26.4 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At March 31, 2005, the Company had no amounts outstanding and $28.2 million available under its secured revolving credit facility.

On March 31, 2005, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.3 million as of March 31, 2005. The $4.3 million inventory limitation is reduced by $0.1 million on the first day of each month. The amount available under the revolving credit facility at March 31, 2005 was $28.2 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on March 31, 2005 and expects to comply with these covenants for the term of the debt.

In connection with the Company’s management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million payable in cash and promissory notes. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus, Inc. that was completed by an independent financial advisor. As of March 31, 2005, there was $244,000 outstanding under these notes.

The Company’s operating activities generated cash of $22.7 million, $27.7 million and $21.3 million in fiscal 2003, 2004, and 2005 respectively. Cash generated by operations in fiscal 2003 resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in inventory offset in part by reductions in accounts payable in the equipment segment. The inventory reductions were achieved by selling products throughout the year that were in inventory at March 31, 2002. Cash generated by operations in fiscal 2004 resulted primarily from net income, non-cash depreciation and amortization and tax benefit received from the exercise of employee stock options in both segments and was offset in part by the increase in deferred tax assets and inventories. Cash generated by operations in fiscal 2005 resulted primarily from net income, non-cash depreciation and amortization, increase in accounts payable and tax benefit received from the exercise of employee stock options in both segments and was offset in part by the increase in deferred tax assets and inventories.

Capital expenditures in fiscal 2003, 2004 and 2005 were $3.4 million, $5.3 million and $6.7 million, respectively. In fiscal 2003, $0.6 million of capital expenditures were financed through leases. The equipment segment capital expenditures in fiscal 2003, 2004, and 2005 were $1.9 million, $4.0 million and $5.8 million, respectively. The capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2003, 2004 and 2005 were $1.5 million, $1.3 million and $0.9 million, respectively. These expenditures were primarily for teleconference bridge equipment.

At March 31, 2005 the Company’s principle sources of liquidity were $26.4 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $28.2 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

Future obligations and commitments consisted of the following:

	Payments due by fiscal year

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Debt and capital leases	$ 318	$ --	$ --	$ --	$ --	$ --	$ 318
Purchase obligations	37,248	1,985	286	--	--	--	39,519
Future minimum lease payments for operating leases	3,669	3,032	2,783	2,796	2,839	17,405	32,524

Future obligations and commitments	$41,235	$5,017	$3,069	$2,796	$2,839	$17,405	$72,361

Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that arise in the normal course of business operations.

The Company had deferred tax assets of approximately $69.9 million at March 31, 2005. The Company has recorded a valuation allowance reserve of $7.3 million to reduce the recorded net deferred tax asset to $62.6 million.

The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and a tax planning strategy that involves the potential sale of the Company’s 91.5% subsidiary Conference Plus, Inc. to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $650,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2005. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

As of March 31, 2005, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $672,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s market risk is the potential loss arising from adverse changes in interest rates. The Company’s debt consists primarily of a floating-rate bank line-of credit and subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $5,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2005. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 45-65 of this report. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 67 of this report and should be read in conjunction with the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Annual Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required by Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.

Limitations on the Effectiveness of Controls

Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an annual basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Annual Reports on Form 10-K. Our Disclosure Controls

are also evaluated on an ongoing basis by personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 of this report, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Westell Technologies, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which can be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 under the caption “Election of Directors and Section 16(a). Beneficial Ownership Reporting Compliance ” which information is incorporated herein by reference.

(b)	Executive officers of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 under the caption “Executive Officers,” which information is incorporated herein by reference.

(c)

The Company has determined that the members of the Audit Committee each qualify as an “audit committee financial expert” as defined by Item 401(h) of the Regulation S-K and that each of them is “independent” as the term is used in the Item 7(d)(3)(iv) of Schedule 14A under the Securities Act of 1934 as amended

CODE OF BUSINESS CONDUCT

We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to our principal executive officer, principal financial officer and principal accounting officer. The Company has filed a copy of this Code of Business Conduct at Exhibit 14.1 to this Form 10-K. This Code of Business Conduct is also publicly available on our website at www.westell.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on its website any amendments to, or waivers from its Code of Business Conduct applicable to these senior executives. Copies of the Code of Business Conduct will be provided free of charge upon written request directed to the Secretary of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 under the caption “Compensation of Directors and Executive Officers,” and “Report of the Compensation Committee of the Board of Directors,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 under the caption “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees to the Company’s Auditors” in our Proxy Statement for the annual meeting to be held in September 2005.

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The consolidated financial statements of Westell Technologies, Inc. at March 31, 2005 and 2004 and for each of the three fiscal years in the period ended March 31, 2005, together with the Report of Independent Auditors, are set forth on pages 45 through 65 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

(2)	Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2003, 2004 and 2005 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 66

Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
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

*10.9

Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens (incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

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

10.17	Intentionally omitted.
10.18

Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to the exhibit of equal number to the Company’s Form 10-K for fiscal year ended March 31, 1996).

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

10.21

Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of June 29, 2001 among LaSalle National Bank, Harris Trust and Savings Bank, the Company, Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc.(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.22

Amendment To Amended And Restated Loan And Security Agreement dated as of October 30, 2001, among LaSalle Bank National Association, Westell Technologies, Inc., Westell International, Inc., Conference Plus, Inc. and

Teltrend, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.23

Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.24

Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.25

Seventh Amendment to the Amended and Restated Loan and Security Agreement dated as of June 26, 2003 among LaSalle National Bank, the Company, Westell, Inc, Westell International, Inc. Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.26	Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders).
10.27

Form of Restricted Stock Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2005)

10.28

Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2004)

10.29	Schedule of Executive Officer Compensation.
10.30

Arrangement for directors’ fees (description incorporated by reference from the information under the caption “Information Concerning the Board of Directors and its Committees” of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders).

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2005.

WESTELL TECHNOLOGIES, INC.

By /s/ E. Van Cullens
;                                                                                                                                  E. Van Cullens

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 14, 2005.

Signature	Title

/s/ E. Van Cullens	President, Chief Executive Officer and Director
E. Van Cullens	(Principal Executive Officer)

/s/ John W. Seazholtz	Chairman of the Board of Directors
John W. Seazholtz

/s/ Melvin J. Simon	Director
Melvin J. Simon

/s/ Nicholas C. Hindman, Sr.	Chief Financial Officer, Treasurer and Senior Vice President
Nicholas C. Hindman, Sr.	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Paul A. Dwyer	Director
Paul A. Dwyer

/s/ Roger L. Plummer	Director
Roger L. Plummer

/s/ Bernard F. Sergesketter	Director
Bernard F. Sergesketter

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Consolidated Financial Statements:

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts	63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 9, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westell Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 9, 2005

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,
2004	2005
(in thousands)

Current assets:

Cash and cash equivalents	$11,241	$ 26,350
Investments	--	610
Accounts receivable (net of allowance of $662,000 and $278,000, respectively)	23,807	30,167
Inventories	16,075	26,419
Prepaid expenses and other current assets	2,340	2,806
Deferred income tax assets	7,200	3,980

Total current assets	60,663	90,332

Property and equipment:

Machinery and equipment	42,462	44,505
Office, computer and research equipment	23,414	25,270
Leasehold improvements	7,832	8,810
	73,708	78,585

Less accumulated depreciation and amortization	56,099	62,067

Property and equipment, net	17,609	16,518

Goodwill	6,990	6,990
Intangibles, net	6,954	6,893

Deferred income tax assets and other assets	37,565	59,357

Total assets	$ 129,781	$ 180,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

March 31,
2004	2005
(in thousands)

Current liabilities:

Accounts payable	$ 14,163	$ 19,671
Accrued expenses	9,661	7,962
Accrued compensation	6,808	6,627
Deferred revenue	444	1,234
Current portion of long-term debt and notes payable	3,416	318

Total current liabilities	34,492	35,812

Long-term debt	326	--

Other long-term liabilities	1,201	2,080

Total liabilities	36,019	37,892

Minority Interest	1,997	2,540

Stockholders' equity:

Class A common stock, par $0.01	532	542

Authorized -- 109,000,000 shares

Issued and outstanding – 53,226,058 at March 31, 2004 and

54,240,298 at March 31, 2005
Class B common stock, par $0.01	147	147

Authorized -- 25,000,000 shares

Issued and outstanding -- 14,741,872 at March 31, 2004 and

March 31, 2005
Preferred stock, par $0.01	--	--

Authorized -- 1,000,000 shares

Issued and outstanding – none

Deferred Compensation	--	(2,476)
Additional paid-in capital	378,390	389,242
Treasury stock at cost 93,100 shares	(247)	(247)
Cumulative translation adjustment	(485)	(672)
Accumulated deficit	(286,572)	(246,878)

Total stockholders' equity	91,765	139,658

Total liabilities and stockholders' equity	$ 129,781	$ 180,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended March 31,
2003	2004	2005
(in thousands,
except per share data)

Equipment revenue	$ 168,216	$ 190,440	$ 225,865
Service revenue	41,805	45,299	44,398
Total revenues	210,021	235,739	270,263

Cost of equipment sales	121,349	129,265	167,376
Inventory reserve adjustments	(2,200)	148	(54)
Cost of services	27,112	26,585	21,741
Total cost of goods sold	146,261	155,998	189,063

Gross margin	63,760	79,741	81,200

Operating expenses:

Sales and marketing	16,017	20,242	22,211
Research and development	16,483	17,385	15,911
General and administrative	17,513	17,506	17,368
Intangible amortization	1,766	1,455	1,335
Restructuring charge	1,678	698	(793)

Total operating expenses	53,457	57,286	56,032
Gain on sale of assets	--	--	1,453
Operating income	10,303	22,455	26,621

Other income, net	262	615	896
Interest expense	(2,648)	(743)	(60)

Income before taxes and minority interest	7,917	22,327	27,457
Income tax expense (benefit)	372	(12,923)	(12,757)
Minority interest	271	373	520
Net income	$ 7,274	$ 34,877	$ 39,694

Net income per common share:

Basic	$ 0.11	$ 0.52	$ 0.58
Diluted	$ 0.11	$ 0.49	$ 0.56

Weighted average number of common shares:

Basic	64,925	66,858	68,473
Diluted	65,126	70,667	71,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Common	Common	Additional	Cumulative	Total
Comprehensive	Stock	Stock	Paid-in	Translation	Deferred	Accum.	Treasury	Stockholders'
Income	Class A	Class B	Capital	Adjustment	Comp.	Deficit	Stock	Equity
(in thousands)
Balance, March 31, 2002	$ 459	$ 190	$ 364,566	$ (18)	$ 46	$ (328,723)	$ (247)	$ 36,273
Net income	$ 7,274	--	--	--	--	--	7,274	--	7,274
Translation adjustment	(150)	--	--	--	(150)	--	--	--	(150)
Total Comprehensive income	$ 7,124
Options Exercised	1	--	95	--	--	--	--	96

Balance, March 31, 2003	$ 460	$ 190	$ 364,661	$ (168)	$ 46	$ (321,449)	$ (247)	$ 43,493

Net income	$ 34,877	--	--	--	--	--	34,877	--	34,877
Translation adjustment	(317)	--	--	(317)	--	--	--	(317)
Total Comprehensive income	$ 34,560
Deferred Compensation	--	--	--	--	(46)	--	--	(46)

Class B Stock Converted to

class A Stock	43	(43)	--	--	--	--	--	--
Options and warrants exercised
including tax benefit	29	--	13,729	--	--	--	--	13,758

Balance, March 31, 2004	$ 532	$ 147	$ 378,390	$ (485)	$--	$ (286,572)	$ (247)	$ 91,765

Net income	$39,694	--	--	--	--	--	39,694	--	39,694
Translation adjustment	(187)	--	--	(187)	--	--	--	(187)
Total Comprehensive income	$ 39,507
Options and warrants exercised
including tax benefit	6	--	8,036	--	--	--	--	8,042

Shares sold under Employee

Stock Purchase Plan	0	--	137	--	--	--	--	137
Restricted stock grant	4	--	2,679	--	(2,476)	--	--	207

Balance, March 31, 2005	$ 542	$ 147	$ 389,242	$ (672)	$ (2,476)	$ (246,878)	$ (247)	$ 139,658

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year Ended March 31,
2003	2004	2005
(in thousands)

Cash flows from operating activities:

Net income	$ 7,274	$ 34,877	$ 39,694

Reconciliation of net income to net cash provided by

operating activities:
Depreciation and amortization	13,318	9,324	9,209
Amortization of restricted stock	--	--	206
(Gain) loss on sale of product technology	200	--	(2,053)
Deferred taxes	230	(18,585)	(18,820)
Restructuring	(1,368)	(916)	(1,741)
Loss on sale of fixed assets and asset impairment	824	191	77
Minority interest	271	373	520
Tax benefit received on stock option exercise	--	5,506	5,741

Change in assets and liabilities:

Accounts receivable	2,483	(1,491)	(6,467)
Inventories	6,363	(4,232)	(10,344)
Prepaid expenses and other current assets	637	(433)	(466)
Capitalization of software development costs	--	--	(1,876)
Other assets	(523)	(395)	248
Accounts payable, accrued expenses and deferred revenue	(9,078)	1,155	6,940
Accrued compensation	2,113	2,321	474

Net cash provided by operating activities	22,744	27,695	21,342

Cash flows from investing activities:

Purchases of property and equipment	(2,766)	(5,311)	(6,720)
Proceeds from sale of equipment	1,977	75	22
Purchase of investments	--	--	(610)
Sale of product line	--	--	2,113

Net cash used in investing activities	(789)	(5,236)	(5,195)

Cash flows from financing activities:

Net repayment under revolving promissory notes	(6,134)	(19,956)	--
Borrowing of long-term debt and leases payable	1,724	--	--
Repayment of long-term debt and leases payable	(12,822)	(11,119)	(3,424)
Proceeds from issuance of Common Stock	96	8,206	2,438

Net cash used in financing activities	(17,136)	(22,869)	(986)

Effect of exchange rate changes on cash	(32)	177	(52)
Net increase (decrease) in cash and cash equivalents	4,787	(233)	15,109
Cash and cash equivalents, beginning of period	6,687	11,474	11,241
Cash and cash equivalents, end of period	$ 11,474	$ 11,241	$ 26,350

      The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc. and Teltrend LLC design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers.

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

Investments

Investments consist primarily of fixed income mutual funds. These investments are accounted for at market prices and are considered available for sale marketable securities. There have been no significant gains or losses on these investments.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

March 31,
2004	2005
(in thousands)

Raw materials	$ 12,374	$ 16,827
Work in process	14	217
Finished goods	9,442	14,507
Reserve for excess and obsolete inventory and net realizable value	(5,755)	(5,132)

$ 16,075	$ 26,419

Accrued purchase commitments totaled $259,000 and $87,000 at March 31, 2004 and March 31, 2005, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter. Depreciation expense was $11.6 million, $7.9 million and $7.7 million for fiscal 2003, 2004 and 2005, respectively.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under FASB No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company determined that there has been no impairment of goodwill in any of the fiscal years presented.

Goodwill increased by $1.1 million during fiscal 2003 due to the purchase of common stock of the Conference Plus, Inc. subsidiary in the telecom services segment. All other goodwill and intangibles relates to the telecom equipment operating segment.

The Company has finite lived intangible assets with an original carrying value, impairment expense, accumulated amortization and net carrying value of $32.9 million, $3.4 million, $22.5 million and $7.0 million at March 31, 2004, and $32.9 million, $3.9 million, $23.8 million and $5.2 million at March 31, 2005. These intangibles are being amortized over a period of 5 to 7 years. Finite lived intangible amortization included in expense was $1.8 million, $1.5 million and $1.3 million in fiscal years 2003, 2004 and 2005 respectively. The estimated amortization expense for the next four years is $1.3 million per year.

Software Development

The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company capitalized $1.9 million of software costs in fiscal 2005. Amortization expense of $163,000 was recorded in fiscal 2005 leaving a balance of $1.7 million. This intangible will be amortized over the next 2 years. The estimated amortization expense is $1.0 million and $0.7 million in fiscal year 2006 and 2007 respectively. Revenue generated from software is insignificant in fiscal 2005.

On an ongoing basis, the Company reviews intangible assets, capitalized software development and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Revenue Recognition

Revenue is recognized when title has passed to the customer. On certain sales contracts where new products are built to customer specifications, revenue is not recognized until the customer has tested and determined it to function as intended.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns that is not significant.

The Company’s subsidiary Conference Plus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.

Product Warranties

Most of the Company's products carry a limited warranty ranging from one to seven years. The Company accrues for estimated warranty costs as products are shipped.

Research and Development Costs

Engineering and product development costs are charged to expense as incurred.

Stock Based Compensation

The Company has elected to follow Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement NO. 123, “Accounting for Stock Based Compensation.”

Fiscal year ended March 31, (in thousands except per share data)
	2003	2004	2005

Net income, as reported	$ 7,274	$ 34,877	$ 39,694
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	3,599	3,017	4,267

Pro forma net income	$ 3,675	$ 31,860	$ 35,427

Net income per share:
Basic as reported	$ 0.11	$ 0.52	$ 0.58
Basic Pro forma	$ 0.06	$ 0.48	$ 0.52
Diluted as reported	$ 0.11	$ 0.49	$ 0.56
Diluted Pro forma	$ 0.06	$ 0.45	$ 0.50

See Note 9 for further discussion of the Company’s option plans.

Supplemental Cash Flow Disclosures

The following represents supplemental disclosures to the consolidated statements of cash flows:

March 31,
2003	2004	2005
(in thousands)

Cash paid for:

Interest	$ 6,406	$ 1,721	$ 75
Income taxes	375	132	557

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

Investments in bond funds, within the rabbi trust, have carrying value which approximate market as of March 31, 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods, but the Company has not yet determined the transition method it will use.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt this statement in the first quarter of its 2007 fiscal year. The adoption of SFAS 123R will have an impact on the Company’s results of operations, although it will have no incremental impact on the Company’s overall financial position.

Reclassification of Accounts

Certain prior year amounts have been reclassified in order to conform to the current-year presentation.

Note 2. Revolving Credit Agreements:

On March 31, 2005, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility, which was secured by substantially all assets of the Company, provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.3 million as of March 31, 2005. The $4.3 million inventory limitation is reduced by $0.1 million on the first day of each month. The amount available under the revolving credit facility at March 31, 2005 was $28.2 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on March 31, 2005 and expects to comply with these covenants for the term of the debt.

Note 3. Long-Term Debt and Notes Payable:

Long-term debt and notes payable consists of the following:
	March 31,
2004		2005
	(in thousands)
Capitalized lease obligations secured by related equipment	$ 485	$ 83
Revolving Promissory note payable	--	--
Term notes payable	626	235
Vendor notes payable	2,631	--

3,742	318

Less current portion	3,416	318

$ 326	$0

Future maturities of long-term debt at March 31, 2005 are as follows (in thousands):

2006	$ 318

On May 30, 2002, the Company signed two subordinated vendor notes with Solectron Technology SDN BHD. One note in the amount of $5.0 million was for the payment of inventory held by Solectron that the Company was committed to buy. The second note in the amount of $16.6 million was for the payment of accounts payable and accrued interest. Both notes required a weekly principal and monthly interest payment and were payable over 2.3 years. A third subordinated secured vendor note in the amount of $1.3 million made by the Company and payable to Solectron Technology SDN BHD was entered into on June 3, 2002 and was payable monthly over one year. This note was part of the settlement of litigation with Celsian Technologies, Inc. All three notes bore interest at the prime rate plus 2.5%. At March 31, 2004 there was $2.6 million outstanding under these notes. These notes were paid in full in fiscal year 2005.

In connection with the Company’s management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in the annual appraisal of Conference Plus Inc. obtained by the Company that is completed by an independent financial advisor. The Company issued term notes payable bearing an interest rate of 3.5% per annum to be paid over a one to three year term to finance this stock purchase. At March 31, 2004 and 2005 there was $626,000 and $244,000 outstanding under these notes respectively.

Note 4. Convertible Debentures and Warrants:

In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which was approximately 140% of the initial conversion price of the debentures. These warrants were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants, approximately $1.8 million, was recorded as a debt discount in the March 31, 2000 consolidated balance sheet and was being amortized over the life of the convertible debentures of five years. This unamortized amount was recorded to equity on a pro rata basis as debentures were converted in fiscal 2000 and 2001. In fiscal 2004 and 2005, 527,000 and 382,000 warrants were exercised, respectively. The Company issued 97,310 and 266,322 shares of stock relating to these exercises in fiscal 2004 and 2005, respectively.

On June 29, 2001, in consideration of a guarantee given by several shareholders to support the credit facility, the Company granted warrants to purchase 512,820 shares of Class A common stock at an exercise price of $1.95 per share. The warrants are exercisable at any time until June 29, 2006. The total value of the warrants, approximately $46,000, was recorded as expense. As of March 31, 2005, all of these warrants were outstanding.

Note 5. Income Taxes:

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

	Fiscal Year Ended March 31,
2003		2004	2005
	(in thousands)
Federal:
Current	$ 372	$ 144	$ 296
Deferred	--	(12,016)	(12,015)

372	(11,872)	(11,719)

State:
Current	--	13	26
Deferred	--	(1,064)	(1,064)

--	(1,051)	(1,038)

Total	$ 372	$ (12,923)	$ (12,757)

The Company utilizes the flow-through method to account for tax credits. In fiscal 2003, 2004 and 2005, the Company generated no tax credits.

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

Fiscal Year Ended March 31,
2003	2004	2005

Statutory federal income tax rate	34.0%	34.0%	35.0%
Meals and entertainment	0.7	0.4	0.2
State income tax, net of federal tax effect	4.9	3.1	3.1
Income tax credits recognized	(2.3)	--	--
Valuation allowance	(40.1)	(95.0)	(84.6)
Goodwill amortization	6.1	1.4	1.9
Other	1.6	(1.8)	(2.1)

4.9%	(57.9)%	(46.5)%

Components of the net deferred income tax asset are as follows:

March 31,
2004	2005

(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$ 207	$ 53
Alternative minimum tax credit	607	1,132
Research and development credit carryforward	4,589	4,589
Compensation accruals	465	607
Inventory reserves	1,811	1,725
Warranty reserve	636	662
Net operating loss carryforward	66,983	57,396
Amortization	2,025	1,785
Other	1,837	1,961
79,160	69,910
Valuation allowance	(35,360)	(7,290)

Net deferred income tax asset	$ 43,800	$ 62,620

Record in consolidated balance sheet as follows:

March 31,
2004	2005

		(in thousands)
Deferred income tax assets-current	$ 7,200	$ 3,980
Deferred income tax assets and other assets - noncurrent	36,600	58,640
Net deferred income tax asset	$ 43,800	$ 62,620

In the fourth quarter of fiscal 2004 and 2005, the Company reduced the valuation allowance to $35.3 million and $7.3 million based on management’s belief that it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. The Company generated taxable income in fiscal year 2004 and 2005 and projects future taxable income sufficient to be able to use a significant portion of the recorded net operating loss carryforwards and therefore management believes this evidence supports the recognition of deferred tax assets and thus the reduction of the valuation allowance. Estimates of future taxable income are comprised of a tax planning strategy and a three year estimate of future income that will be generated by operations less tax differences. The tax planning strategy involves the potential sale of the Company’s 91.5% subsidiary Conference Plus, Inc. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

The Company has approximately $5.7 million in income tax credit carryforwards and a tax benefit of $57.4 million related to a net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008 and the net operating loss carryforward begins to expire in 2012.

The American Jobs Creation Act of 2004 (the “AJCA”), signed into law in October 2004, includes a provision that allows the Company to elect to claim a one-time dividend received deduction with respect to a qualifying cash repatriation from its foreign subsidiaries. The Company does not expect to make this election.

Note 6. Commitments:

The Company leases an 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration pursuant to a lease that runs through 2017.

The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for manufacturing equipment, computer equipment, photocopiers and autos. Total rent expense was $7.1 million, $4.0 million and $4.4 million for 2003, 2004, and 2005, respectively.

Total minimum future rental payments at March 31, 2005 are as follows (in thousands):

2006	$ 3,669
2007	3,032
2008	2,783
2009	2,796
2010	2,839
Thereafter	17,405

$ 32,524

Note 7. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into our estimate of our warranty reserve include the number of units shipped historically and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The following table presents the changes in our product warranty reserve:

	Fiscal years ended March 31,

(in thousands)	2003	2004	2005

Total product warranty reserve at the beginning of the period	$ 2,981	$ 1,567	$ 1,853
Warranty expense	182	1,667	2,278
Charged to other accounts	--	--	--
Deductions	(1,596)	(1,381)	(2,325)

Total product warranty reserve at the end of the period	$ 1,567	$ 1,853	$ 1,806

Note 8. Capital Stock and Stock Restriction Agreements:

Capital Stock Activity

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

Stock Restriction Agreements

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

Shares issued and outstanding

The following table summarizes Common Stock transactions for fiscal years 2003, 2004 and 2005:

Common Stock
Shares Issued
and
Outstanding	Treasury
Class A	Class B	Stock
(in thousands)

Balance, March 31, 2002	45,907	19,015	(93)
Options Exercised	59	--	--
Balance, March 31, 2003	45,966	19,015	(93)
Options Exercised	2,889	--	--
Class B stock converted to Class A	4,274	(4,274)	--
Warrants Exercised	97	--	--
Balance, March 31, 2004	53,226	14,742	(93)
Options Exercised	324	--	--
Shares sold under Employee Stock Purchase Plan	24	--	--
Warrants Exercised	266	--	--
Restricted Stock Grant	400	--	--
Balance, March 31, 2005	54,240	14,742	(93)

Note 9. Employee Benefit Plans:

401(k) Benefit Plan

The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $926,000, $1.2 million and $1.2 million for fiscal 2003, 2004 and 2005, respectively.

Employee Stock Purchase Plan

The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. There are 517,950 shares authorized under the stock purchase plan with 205,507 available for issuance as of March 31, 2005.

Employee Stock Incentive Plan

In October 1995, the Company adopted a stock incentive plan (the “1995 SIP Plan”) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company and advisory board members and consultants. No stock awards were issued in fiscal 2003, 2004 or 2005.

During March 2000, as part of the Teltrend acquisition, the Company adopted the following three stock options plans (collectively the “three adopted option plans”): Teltrend Inc. 1995 Stock Option Plan (the “1995 Stock Option Plan”), Teltrend Inc. 1996 Stock Option Plan (the “1996 Stock Option Plan”), and Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (the “1997 Director Option Plan”). Under both the 1995 and 1996 Stock Option Plans nonqualified stock options were granted to key employees. Nonqualified stock options were granted to Non-Employee Directors under the 1997 Director Option Plan.

In September 2004 shareholders approved the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock , nonqualified stock options, stock appreciation rights and performance share awards to selected officers, employees, and non-employee directors of the Company.

In January 2005 the Company granted 400,000 shares of restricted stock awards under the Westell Technologies, Inc. 2004 Stock Incentive Plan. The restricted stock awards will vest in full on June 1, 2008 subject to continued employment with the Company on that date with the exception of 20,000 restricted stock awards that will vest on March 31, 2007 subject to continued services to the Company on that date. Each restricted stock award is subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The Company recorded $206,000 of expense in fiscal year 2005 related to this grant.

Under the Company’s 2004 SIP Plan, the 1995 SIP Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan (“all stock plans”), 18,500,000 shares were authorized and there were 4.1 million shares available for further issuance at March 31, 2005. The stock option activity under all stock plans is as follows:

Outstanding	Weighted Average
Options	Exercise Price

Outstanding at March 31, 2002	9,218,128	$ 5.61
Granted	3,181,671	2.01
Exercised	(59,375)	1.50
Expired	--	--
Canceled	(807,625)	6.08
Outstanding at March 31, 2003	11,532,799	$ 4.60
Granted	1,326,100	7.01
Exercised	(2,889,311)	2.84
Expired	--	--
Canceled	(432,903)	6.82
Outstanding at March 31, 2004	9,536,685	$ 5.37
Granted	1,480,700	6.61
Exercised	(323,425)	2.96
Expired	--	--
Canceled	(266,545)	9.07
Outstanding at March 31, 2005	10,427,415	$5.53

The exercise price of the stock options granted is generally established at the market price on the date of the grant. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

In computing the fair value of stock options granted as disclosed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal year 2003, 2004 and 2005:

	2003	2004	2005
Expected volatility	98%	98%	95%
Risk-free interest rate	2.8%	2.8%	3.65%
Expected life in years	7	7	5
Expected dividend yield	0.0%	0.0%	0.0%

Options granted to employees’ vest over a period from two to five years, upon the earlier of the achievement of company and individual goals established or 8 years. The weighted average fair value of the options granted during the years ended March 31, 2003, 2004 and 2005 were $2.01, $7.01 and $6.61, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2005:

Options Outstanding	Options Exercisable

Range of	Number		Weighted-	Number	Weighted
Exercise	Outstanding at	Remaining	Average	Exercisable at	Average
Prices	3/31/05	Life	Exercise Price	3/31/05	Exercise Price

$ 1.07-1.57	2,177,973	6.80 yrs	$ 1.35	874,291	$ 1.32
1.60-3.00	2,499,625	6.42 yrs	2.25	1,465,233	2.13
3.14-6.22	2,179,452	5.28 yrs	4.97	1,353,486	5.06
6.26-7.37	2,489,140	6.39 yrs	6.97	373,110	7.10
7.38-36.18	1,081,225	5.35 yrs	19.32	937,915	20.97

$ 1.07-36.18	10,427,415	6.14 yrs	$ 5.53	5,004,035	$ 6.68

Note 10. Deferred Compensation:

The Company has a deferred compensation program with an executive that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $618,000 of cash has been funded into the rabbi trust as of March 31, 2005 and the Company has recorded a $1.3 million long term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.

Note 11. Sale of Product Line:

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million and an intangible write off of $439,000. Revenue and pre-tax income of this product line were insignificant in fiscal 2003 and 2004.

Note 12. Segment and Related Information:

Operating Segments

Westell’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

Telecom	Telecom	Consolidated
Equipment	Services	Total

2003

Revenues	$ 168,216	$ 41,805	$ 210,021
Operating income	8,001	2,302	10,303
Depreciation and amortization	8,843	4,475	13,318
Total assets	86,702	22,772	109,474

2004

Revenues	$ 190,440	$ 45,299	$ 235,739
Operating income	16,564	5,891	22,455
Depreciation and amortization	5,345	3,979	9,324
Total assets	109,493	20,288	129,781

2005

Revenues	$ 225,865	$ 44,398	$ 270,263
Operating income	17,599	9,022	26,621
Depreciation and amortization	5,565	3,644	9,209
Total assets	160,416	19,674	180,090

Reconciliation of operating income for the reportable segments to income before income taxes:

Fiscal Year Ended March 31,
2003	2004	2005

Operating income	$ 10,303	$ 22,455	$ 26,621
Other income, net	262	615	896
Interest expense	(2,648)	(743)	(60)

Income before income taxes and minority interest	$ 7,917	$ 22,327	$ 27,457

Enterprise-wide Information

The Company’s revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2003, 2004 and 2005.

Significant Customers and Concentration of Credit:

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended
		March 31,
	2003	2004	2005
Verizon	42.5%	42.8%	51.9%
SBC	15.2	13.1	8.3
BellSouth	13.9	18.0	16.7

Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

Fiscal Year Ended
March 31,
2004	2005

Verizon	47.6%	51.0%
BellSouth	11.7	10.0
SBC	10.5	14.0

Geographic Information

The Company's financial information by geographic area was as follows for the years ended March 31:

Domestic	International	Total
(in thousands)

2003

Revenue	$ 198,771	$ 11,250	$ 210,021
Operating income (loss)	11,511	(1,208)	10,303
Identifiable assets	106,591	2,883	109,474

2004

Revenue	$ 229,422	$ 6,317	$ 235,739
Operating income (loss)	25,261	(2,806)	22,455
Identifiable assets	127,188	2,593	129,781

2005

Revenue	$ 261,907	$ 8,356	$ 270,263
Operating income (loss)	26,627		(6) 26,621
Identifiable assets	175,908	4,182	180,090

International identifiable assets and operating loss are related to Westell Ltd., which is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin Ireland.

Note 13. Restructuring charge:

During fiscal 2003, a portion of a leased facility previously vacated was sublet resulting in a reversal of $0.9 million of facility lease costs accrued in fiscal 2002. As of March 31, 2004, all of the fiscal 2002 restructuring costs had been paid.

The Company recognized a net restructuring expense of $1.7 million in fiscal year 2003 consisting of a charge of $2.6 million offset by the $0.9 million described above. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of March 31, 2005, the Company paid approximately $1.9 million of these accrued restructuring costs leaving a balance of $188,000.

The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus due to product performance issues at Westell Limited that caused a workforce reduction of approximately 5 employees. In the quarter ended March 31, 2005, $248,000 of these charges was reversed as the Company was able to resolve these performance issues. The Company paid approximately $450,000 of these costs as of March 31, 2005 leaving no balance.

The restructuring charges and their utilization are summarized as follows:

(Dollars in thousands)	Accrued at March 31, 2002	2003 Charged net of reversal	2003 Utilized	Accrued at March 31, 2003	2004 Charged	2004 Utilized	Accrued at March 31, 2004	2005 reversal	2005 Utilized	Accrued at March 31, 2005

Employee costs	$ 2,039	$ 1,120	$ 2,390	$ 769	$ 698	$ 769	$ 698	$ 261	$ 437	$ 0
Legal, other and facility costs	2,174	552	650	2,076	--	845	1,231	532	511	188

Total	$ 4,213	$ 1,672	$ 3,040	$ 2,845	$ 698	$ 1,614	$ 1,929	$ 793	$ 948	$ 188

Note 14. Other income, net:

Other income, net for the years ended March 31, 2003, 2004 and 2005 was primarily due to interest income and unrealized gains and losses on intercompany balances denominated in foreign currency.

Note 15. Earnings Per Share:

	Year ended March 31,

Dollars in thousands, except per share amounts	2003	2004	2005

Basic Earnings per Share:
Net income	$ 7,274	$ 34,877	$ 39,694
Average basic shares outstanding	64,925	66,858	68,473
Basic net income per share	$ 0.11	$ 0.52	$ 0.58

Diluted Earnings per Share:
Net income	$ 7,274	$ 34,877	$ 39,694
Average basic shares outstanding	64,925	66,858	68,473
Effect of dilutive securities: stock options and warrants	201	3,809	2,569

Average diluted shares outstanding	65,126	70,667	71,042

Diluted net income per share	$ 0.11	$ 0.49	$ 0.56

The Company had 10.9 million, 1.0 million and 3.9 million options outstanding as of March 31, 2003, 2004 and 2005, respectively which were not included in the computation of average diluted shares outstanding as they were antidilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Net Additions				Balance at
	Beginning	Charged to Costs				End
(In thousands)	of Year	and Expenses		Deductions		of Year

2005
Accounts receivable allowances	$ 662	$ (298)	(2)	$ (86)	(1)	$ 278
Reserve for excess and obsolete inventory	5,755	(14)	(3)	(609)	(4)	5,132
Deferred tax assets valuation allowance	35,360	(28,070)	(5)	--		7,290

2004
Accounts receivable allowances	$ 905	$ 179		$ (422)	(1)	$ 662
Reserve for excess and obsolete inventory	5,775	1,315		(1,335)	(4)	5,755
Deferred tax assets valuation allowance	58,932	(23,572)	(5)	--		35,360

2003
Accounts receivable allowances	$ 1,531	$ 623		$ (1,249)	(1)	$ 905
Reserve for excess and obsolete inventory	20,153	(78)	(6)	(14,300)	(4)	5,775
Deferred tax assets valuation allowance	67,605	(8,673)	(5)	--		58,932

(1)	Accounts written off, net of recoveries
(2)	This item represents a net reserve reversal.
(3)	Includes a $0.6 million reversal of excess and obsolete inventory reserve as the Company was able to sell inventory at its Westell Limited subsidiary that had been reserved at March 31, 2004.
(4)	Inventory scrapped against inventory reserves
(5)	Reversal of deferred tax asset valuation allowance
(6)	Includes a $2.2 million reversal of excess and obsolete inventory reserve as the Company was able to sell modem inventory that had been reserved at March 31, 2002.