Form 10-Q
period 2005-06-30
WESTELL TECHNOLOGIES INC
filed 2005-08-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-27266

Westell Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

750 N. Commons Drive, Aurora, IL	60504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(630) 898-2500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2005:

Class A Common Stock, $0.01 Par Value – 55,392,575 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets		3
-	As of June 30, 2005(unaudited) and March 31, 2005

Consolidated Statements of Operations (unaudited)		4
-	Three months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited)		5
-	Three months ended June 30, 2005 and 2004

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risks	15

Item 4. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits	16

Safe Harbor Statement

Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate” or derivatives thereof and other words of similar meaning, are forward-looking statements. Such forward-looking statements include risks and uncertainties, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” set forth in Westell Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2005	March 31, 2005

	(unaudited)
(in thousands)
Current assets:
Cash and cash equivalents	$ 30,625	$ 26,350
Investments	1,283	610
Accounts receivable (net of allowance of $306,000 and $278,000 respectively)	33,928	30,167
Inventories	23,923	26,419
Prepaid expenses and other current assets	2,545	2,806
Deferred income tax asset	3,980	3,980
Total current assets	96,284	90,332

Property and equipment:
Machinery and equipment	43,534	44,505
Office, computer and research equipment	25,505	25,270
Leasehold improvements	8,779	8,810

	77,818	78,585
Less accumulated depreciation and amortization	62,340	62,067

Property and equipment, net	15,478	16,518

Goodwill	6,990	6,990
Intangibles, net	6,307	6,893
Deferred income tax asset and other assets	57,955	59,357

Total assets	$ 183,014	$ 180,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,788	$ 19,671
Accrued expenses	8,684	7,962
Accrued compensation	2,656	6,627
Deferred revenue	1,076	1,234
Current portion of long-term debt	174	318

Total current liabilities	31,378	35,812
Other long-term liabilities	2,089	2,080

Total liabilities	33,467	37,892

Minority interest	2,628	2,540
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 54,240,298 shares at March 31, 2005 and 54,943,798 shares at June 30, 2005	549	542
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,741,872 shares at March 31, 2005 and June 30, 2005	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding - none	--	--
Deferred compensation	(2,270)	(2,476)
Additional paid-in capital	391,881	389,242
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	(412)	(672)
Accumulated deficit	(242,729)	(246,878)

Total stockholders' equity	146,919	139,658

Total liabilities and stockholders' equity	$ 183,014	$ 180,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2005	2004

	(unaudited) (in thousands, except per share data)

Equipment revenue	$ 63,736	$ 44,920
Service revenue	11,905	11,252

Total revenues	75,641	56,172

Cost of equipment sales	47,134	31,638
Cost of services	5,864	5,988

Cost of goods sold	52,998	37,626

Gross margin	22,643	18,546
Operating expenses:
Sales and marketing	6,170	5,352
Research and development	4,657	3,574
General and administrative	4,354	4,014
Intangible amortization	324	364

Total operating expenses	15,505	13,304

Operating income	7,138	5,242

Other (expense) income, net	(178)	361
Interest expense	(4)	(36)

Income before minority interest and income taxes	6,956	5,567
Income taxes	2,713	2,183
Minority interest	94	97

Net income	$ 4,149	$ 3,287

Net income per common share:
Basic	$ 0.06	$ 0.05

Diluted	$ 0.06	$ 0.05

Weighted average number of common shares outstanding:
Basic	69,124	68,294

Diluted	71,566	70,975

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,

	2005	2004

	(unaudited) (in thousands)

Cash flows from operating activities:
Net income	$ 4,149	$ 3,287
Reconciliation of net income to net cash provided by (used in) operating activities:
Capitalization of software development costs	--	(358)
Depreciation and amortization	2,558	2,275
Gain on sale of fixed assets	(130)	--
Restructuring	(98)	(163)
Deferred Taxes	1,417	2,006
Minority interest	94	97
Tax benefit received on stock option exercises	1,103	178
Changes in assets and liabilities:
Accounts receivable	(3,507)	859
Inventory	2,496	(2,136)
Prepaid expenses and other current assets	261	43
Other assets	(15)	97
Accounts payable and accrued expenses	(240)	(2,101)
Accrued compensation	(3,971)	(4,288)

Net cash provided by (used in) operating activities	4,117	(204)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(294)
Proceeds from the sale of equipment	130	--
Purchase of investments	(673)

Net cash used in investing activities	(1,270)	(294)

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(144)	(2,872)
Proceeds from the issuance of common stock	1,544	1,917

Net cash provided by (used in) financing activities	1,400	(955)

Effect of exchange rate changes on cash	28	3
Net increase (decrease) in cash	4,275	(1,450)
Cash and cash equivalents, beginning of period	26,350	11,241

Cash and cash equivalents, end of period	$ 30,625	$ 9,791

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Uaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at June 30, 2005 and for all periods presented. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 ("fiscal year 2006").

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,

Dollars in thousands, except per share amounts	2005	2004

Basic Earnings per Share:
Net income	$ 4,149	$ 3,287
Average basic shares outstanding	69,124	68,294
Basic net income per share	$ 0.06	$ 0.05

Diluted Earnings per Share:
Net income	$ 4,149	$ 3,287
Average basic shares outstanding	69,124	68,294
Effect of dilutive securities: stock options and warrants	2,442	2,681

Average diluted shares outstanding	71,566	70,975

Diluted net income per share	$ 0.06	$ 0.05

Options to purchase 3,489,051and 2,632,108 shares of common stock for the three months ended June 30, 2005 and June 30, 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Restructuring Charge

The Company recognized a restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of June 30, 2005, the Company paid approximately $2.0 million of these accrued restructuring costs leaving a balance of $90,000.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Uaudited)

The Company's restructuring accrual balances, all of which are legal, facility and other costs are presented in the following table:

(in thousands)	Balance March 31, 2005	Paid through June 30, 2005	Balance June 30, 2005

Legal, facility and other costs	$188	(98)	90

Note 4. Interim Segment Information

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month periods ended June 30, 2004 and 2005, are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

Three months ended June 30, 2004
Revenues	$ 44,920	$ 11,252	$ 56,172
Operating income	3,639	1,603	5,242
Depreciation and amortization	1,316	959	2,275
Total assets	108,292	17,593	125,885

Three months ended June 30, 2005
Revenues	$ 63,736	$ 11,905	$ 75,641
Operating income	5,468	1,670	7,138
Depreciation and amortization	1,751	807	2,558
Total assets	164,128	18,886	183,014

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three Months Ended June 30,

(in thousands)	2005	2004

Operating income	$ 7,138	$ 5,242
Other income (expense), net	(178)	361
Interest expense	(4)	(36)

Income before income taxes and minority interest	$ 6,956	$ 5,567

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Uaudited)

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three Months Ended June 30,

(in thousands)	2005	2004

Net income	$ 4,149	$ 3,287
Other comprehensive income
Foreign currency translation adjustment	260	49

Comprehensive income	$ 4,409	$ 3,336

Note 6. Inventories

The components of inventories are as follows:

	June 30,	March 31,

(in thousands)	2005	2005

Raw material	$ 12,922	$ 16,827
Work in process	96	217
Finished goods	15,795	14,507
Reserve for excess and obsolete inventory and net realizable value	(4,890)	(5,132)

	$ 23,923	$ 26,419

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

Three months ended June 30,

(in thousands, except per-share amounts)	2005	2004

Net income, as reported	$ 4,149	$ 3,287
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	--	--
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,130)	(967)

Pro forma net income	$ 3,019	$ 2,320
Earnings per common share:
As reported	$ 0.06	$ 0.05
Pro forma	$ 0.04	$ 0.03
Earnings per common share, assuming dilution:
As reported	$ 0.06	$ 0.05
Pro forma	$ 0.04	$ 0.03

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Uaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2005 and 2006:

	2005	2006

Expected volatility	95%	89%
Risk-free interest rate	3.65%	3.75%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Note 8. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include the number of units shipped historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,

(in thousands)	2005	2004

Total product warranty reserve at the beginning of the period	$1,806	$1,853
Warranty expense	548	539
Charged to other accounts	--	--
Deductions	(509)	(554)

Total product warranty reserve at the end of the period	$1,845	$1,838

Note 9. Deferred Compensation

The Company has a deferred compensation program with the Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.3 of cash has been funded into the rabbi trust as of June 30, 2005 and the Company has recorded a $1.3 million long term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.

Note 10. Guarantee

In conjunction with a sale of product lines and specified fixed assets in fiscal year 2005, the Company provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term note payable to the lender that financed the transaction. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. In fiscal year 2005, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The Company will evaluate the liability periodically and adjust the value as required. No adjustments in the liability have been made to date.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Uaudited)

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

In January 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company beginning in fiscal year 2007. The impact of SFAS 151 is not expected to have a significant impact to the consolidated financial statements.

Note 12. Subsequent Event

In July 2005 all 512,820 outstanding warrants were exercised on a cashless basis resulting in the issuance by the Company of 369,036 shares of Class A Common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Below is a table that compares equipment and service revenues for the quarter ended June 30, 2005 with the quarter ended June 30, 2004 by product line.

	Three months ended June 30,

(in thousands)	2005	%	2004	%

CNE	$ 53,044	70.1%	$ 31,803	56.6%

NSA	10,692	14.2%	13,117	23.4%

Total equipment	63,736	84.3%	44,920	80.0%

Services	11,905	15.7%	11,252	20.0%

Total revenues	$ 75,641		$ 56,172

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, VoIP, wireless systems, video, multimedia distribution and control and user interfaces. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005.

In the equipment manufacturing segment, the Company is focusing on new product opportunities such as the DSL wireless gateway, voice/media-over-IP, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM, TriLinkTM and TR-069 compliant software which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company continues to support the Verizon One product, a multimedia gateway. The Company has multiple evaluations and is entering trials for TriLinkTM, UltraLineTM and the Westell Media Gateway, a variation of the VerizonOne product marketed outside of the United States. The Company continues to focus on expanding existing and new products into the international markets such as Europe, Canada, Mexico and the Pacific Rim.

The Company expects revenue and earnings per share in the quarter ended September 30, 2005 to be lower than revenue and earnings per share in the June 30, 2005 quarter as a result of seasonal weakness, a change in customers promotional strategies, deferred product transitions and additional pricing pressures. The Company expects to sell a higher mix of its ProlineTM product and fewer VersaLinkTM units in the quarter ended September 30, 2005 compared to June 30, 2005. As the selling price of VersaLinkTM is higher than that of the ProlineTM product, lower revenue is expected. The Company believes that its customers continue to expect growth in the broadband market that the Company’s CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver newer applications that require higher broadband speed.

The NSA market continues to decline as the transition to high-speed digital service continues. The Company expects NSA revenue to continue to decline 10% to 15% per year. The Company’s goal is to increase market share in mountings and NIUs in the NSA market to offset in part reduced prices for NIUs and mountings. The Company is investing in new products in the NSA product line that complement the broadband market products such as PowerSpan that may support the deployment of VoIP in residential markets and partnership derived products such as VirtualEdgeTM and INTELePORTTM.

Results of Operations

Revenues	Three months ended June 30,

	2005	2004	Change

Consolidated revenue	$75,641	$56,172	$19,469
Equipment revenue:
CNE	53,044	31,803	21,241
NSA	10,692	13,117	(2,425)
Total equipment revenue	63,736	44,920	18,816
Services revenue	11,905	11,252	653

CNE revenue increased due to a 45% increase in unit sales and an overall increase in selling price per unit of 12% due to the sale of VersaLinkTM product in fiscal 2005 which has a higher selling price per unit than traditional modems. Traditional modem units sales decreased 10% and had price reduction of 13% in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. NSA revenues decreased due to lower unit sales and lower selling prices per unit. In addition, NSA product revenue in the June 30, 2004 quarter includes an $883,000 contractual settlement from a customer, $900,000 of non-recurring revenue and approximately $500,000 of revenue from a product line subsequently sold. The overall decrease in NSA product revenue is due to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products. Revenue in the services segment increased due to an increase in minutes billed in the fiscal year 2005 quarter offset in part by lower revenue per minute at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin	Three months ended June 30,

	2005	2004	Change

Consolidated Margin	29.9%	33.0%	(3.1)%
Equipment Margin	26.0%	29.6%	(3.6)%
Service Margin	50.7%	46.8%	3.9%

Gross margin as a percent of sales in the equipment segment declined due primarily to a higher mix of CNE sales and lower NSA sales in the three months ended June 30, 2005 compared to June 30, 2004. In addition, the June 30, 2004 margin includes the $833,000 contractual settlement mentioned above. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. The service margins increase is due to a reduction in long distance rates and a decrease in depreciation expense. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing	Three months ended June 30,

	2005	2004	Change

Consolidated sales and marketing expense	$6,170	$5,352	$818
Equipment sales and marketing expense	4,017	3,808	209
Services sales and marketing expense	2,153	1,544	609

The equipment segment sales and marketing expenses increase was primarily due to salary increases. Sales and marketing expense increase in the Company’s services segment was due primarily to more employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended June 30,

	2005	2004	Change

Consolidated research and development expense	4,657	3,574	1,083
Equipment research and development expense	4,200	3,172	1,028
Services research and development expense	457	402	55

The increase in research and development expense is primarily a result of more employees in the period ended June 30, 2005. In addition, the Company capitalized $358,000 of engineering expenses as an intangible asset for TR-069 compliant software in the three months ended June 30, 2004. No costs were capitalized in the period ended June 30, 2005. The Company believes that research and development expenses will increase in fiscal year 2006 as the Company continues to expand its product offerings. Areas of focus include VoIP, video, multimedia distribution and control, wireless systems, user interfaces and other broadband applications.

General and Administrative	Three months ended June 30,

	2005	2004	Change

Consolidated general and administrative expense	$4,354	$4,014	$340
Equipment general and administrative expense	2,579	2,281	298
Services general and administrative expense	1,775	1,733	42

The increase in general and administrative expense in the equipment segment was due primarily to increased fees relating to Sarbanes-Oxley 404 compliance.

Intangible amortization Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. Intangible amortization expense, which is attributed to the equipment segment, was $324,000 and $364,000 for the three months ended June 30, 2005 and 2004, respectively.

Other income (expense), net Other income (expense), net was $178,000 of expense in the three months ended June 30, 2005 and $361,000 of income for the three-month period ended June 30, 2005. The June 30, 2004 quarter contained income from a $400,000 legal settlement in the equipment segment. The remainder of other income (expense), net for the three-month period ended June 30, 2004 and all of the three month period ended June 30, 2005 was comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest expense Interest expense decreased to $4,000 in the three months ended June 30, 2005 from $36,000 in the three months ended June 30, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $2.7 and $2.2 million of income tax expense in the three-month periods ended June 30, 2005 and 2004, respectively, based on an estimated tax rate for the year of approximately 39%.

Liquidity and Capital Resources

At June 30, 2005, the Company had $30.6 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At June 30, 2005, the Company had no amounts outstanding and $28.4 million available under its secured revolving credit facility.

On June 30, 2005, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $4.0 million as of June 30, 2005. The $4.0 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on June 30, 2005 and expects to comply with these covenants for the term of the credit facility. The Company expects to replace the existing credit facility with a new facility with similar borrowing capacity prior to June 30, 2006.

In connection with the Company’s management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million payable in cash and promissory notes. The purchase price was based upon the minority interest value set forth in an appraisal of Conference Plus, Inc. As of June 30, 2005, there was $126,000 outstanding under these notes.

The Company’s operating activities generated cash of $4.1 million in the three month period ended June 30, 2005. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in inventory offset in part by increases in accounts receivable and reductions in accrued compensation in the equipment segment

Capital expenditures for the three month period ended June 30, 2005 were $727,000. The capital expenditures in the equipment segment were $400,000 and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $327,000. These expenditures were primarily for computer and telecom bridge equipment.

At June 30, 2005 the Company’s principle sources of liquidity were $30.6 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $28.4 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

The Company had deferred tax assets of approximately $68.5 million at June 30, 2005, consisting primarily of net operating loss carryforwards. The Company has recorded a valuation allowance reserve of $7.3 million to reduce the recorded net deferred tax asset to $61.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $695,000 in additional other expense based on the ending intercompany balance outstanding at June 30, 2005. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

As of June 30, 2005, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $412,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s market risk is the potential loss arising from adverse changes in interest rates. In the past 12 months the Company’s debt consisted primarily of subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $5,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June 30, 2005. The Company does not feel such additional expense is significant.

The Company does not currently use any derivative financial instruments relating to the risk associated with changes in foreign currency or interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various other legal proceedings incidental to the Company’s business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended.

Exhibit 3.2	Amended and Restated By-laws, as amended.

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of

the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 9, 2005	By: /s/ E. VAN CULLENS
E. VAN CULLENS
Chief Executive Officer

By: /s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer

