Form 10-Q
period 2005-09-30
WESTELL TECHNOLOGIES INC
filed 2005-11-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2005:

Class A Common Stock, $0.01 Par Value – 55,051,057 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets	3
•	As of September 30, 2005(unaudited) and March 31, 2005

Consolidated Statements of Operations (unaudited)	4
•	Three months ended September 30, 2005 and 2004
•	Six months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited)	5
•	Six months ended September 30, 2005 and 2004

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risks	16

Item 4. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	17

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2005	March 31, 2005

	(unaudited)
	(in thousands)
Current assets:
Cash and cash equivalents	$43,977	$ 26,350
Investments	1,287	610
Accounts receivable (net of allowance of $318,000 and $278,000 respectively)	27,873	30,167
Inventories	18,786	26,419
Prepaid expenses and other current assets	3,610	2,806
Deferred income tax asset	3,990	3,980
Total current assets	99,523	90,332

Property and equipment:
Machinery and equipment	44,091	44,505
Office, computer and research equipment	25,523	25,270
Leasehold improvements	8,932	8,810

	78,546	78,585
Less accumulated depreciation and amortization	63,555	62,067

Property and equipment, net	14,991	16,518

Goodwill	6,990	6,990
Intangibles, net	5,509	6,893
Deferred income tax asset and other assets	55,949	59,357

Total assets	$ 182,962	$ 180,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 14,437	$ 19,671
Accrued expenses	7,266	7,962
Accrued compensation	6,044	7,898
Deferred revenue	903	1,234
Current portion of long-term debt	79	318

Total current liabilities	28,729	37,083
Other long-term liabilities	809	809

Total liabilities	29,538	37,892

Minority interest	2,687	2,540
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 54,240,298 shares at March 31, 2005 and 55,450,332 shares at September 30, 2005	555	542
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,741,872 shares at March 31, 2005 and September 30, 2005	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding - none	--	--
Deferred compensation	(2,064)	(2,476)
Additional paid-in capital	392,378	389,242
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	(326)	(672)
Accumulated deficit	(239,706)	(246,878)

Total stockholders' equity	150,737	139,658

Total liabilities and stockholders' equity	$ 182,962	$ 180,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(unaudited) (in thousands, except per share data)

Equipment sales	$ 55,127	$ 50,582	$ 118,863	$ 95,502
Services	11,189	10,817	23,094	22,069

Total revenues	66,316	61,399	141,957	117,571

Cost of equipment sales	40,075	36,964	87,209	68,602
Cost of services	5,782	5,156	11,646	11,144

Total cost of goods sold	45,857	42,120	98,855	79,746

Gross margin	20,459	19,279	43,102	37,825
Operating expenses:
Sales and marketing	5,987	5,530	12,157	10,882
Research and development	4,975	3,528	9,632	7,102
General and administrative	4,164	4,762	8,518	8,776
Restructuring	--	(452)	--	(452)
Intangible amortization	324	324	648	688

Total operating expenses	15,450	13,692	30,955	26,996
Gain on sale of product line	--	1,453	--	1,453

Operating income	5,009	7,040	12,147	12,282

Other income, net	192	32	14	393
Interest expense	(5)	(15)	(9)	(51)

Income before minority interest and income taxes	5,196	7,057	12,152	12,624
Income taxes	2,115	2,567	4,828	4,750
Minority interest	58	120	152	217

Net income	$ 3,023	$ 4,370	$ 7,172	$ 7,657

Net income per common share:
Basic	$ 0.04	$ 0.06	$ 0.10	$ 0.11

Diluted	$ 0.04	$ 0.06	$ 0.10	$ 0.11

Weighted average number of common shares outstanding:
Basic	70,097	68,379	69,610	68,336

Diluted	71,584	70,420	71,497	70,805

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended September 30,

	2005	2004

	(unaudited) (in thousands)

Cash flows from operating activities:
Net income	$ 7,172	$ 7,657
Reconciliation of net income to net cash provided by (used in) operating activities:
Capitalization of software development costs	--	(929)
Sale of product technology	--	(2,052)
Depreciation and amortization	5,079	4,418
Deferred compensation	412	--
Gain (loss) on sale of fixed assets	(130)	47
Restructuring	(153)	(1,261)
Deferred Taxes	3,530	4,884
Minority interest	152	217
Tax benefit received on stock option exercises	1,260	199
Changes in assets and liabilities:
Accounts receivable	2,640	(5,084)
Inventory	7,633	(7,669)
Prepaid expenses and other current assets	(804)	(352)
Other assets	(132)	(239)
Accounts payable and accrued expenses	(6,139)	8,502
Accrued compensation	(1,854)	(2,357)

Net cash provided by operating activities	18,666	5,981

Cash flows from investing activities:
Purchases of property and equipment	(2,168)	(849)
Proceeds from the sale of equipment	130	--
Sale of product line	--	2,000
Purchase of investments	(677)	--

Net cash provided by (used in) investing activities	(2,715)	1,151

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(239)	(3,086)
Proceeds from stock options exercised	1,891	1,934

Net cash provided by (used in) financing activities	1,652	(1,152)

Effect of exchange rate changes on cash	24	(15)
Net increase in cash	17,627	5,965
Cash and cash equivalents, beginning of period	26,350	11,241

Cash and cash equivalents, end of period	$ 43,977	$ 17,206

The accompanying notes are an integral part of these Consolidated Financial Statements

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at September 30, 2005 and for all periods presented. The results of operations for the three and six month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 ("fiscal year 2006").

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,

Dollars in thousands, except per share amounts	2005	2004	2005	2004

Basic Earnings per Share:
Net income	$ 3,023	$ 4,370	$7,172	$ 7,657
Average basic shares outstanding	70,097	68,379	69,610	68,336
Basic net income per share	$ 0.04	$ 0.06	$ 0.10	$ 0.11

Diluted Earnings per Share:
Net income	$ 3,023	$ 4,370	$7,172	$ 7,657
Average basic shares outstanding	70,097	68,379	69,610	68,336
Effect of dilutive securities: stock options and warrants	1,487	2,041	1,887	2,469

Average diluted shares outstanding	71,584	70,420	71,497	70,805

Diluted net income per share	$ 0.04	$ 0.06	$ 0.10	$ 0.11

Options to purchase 5,025,588 and 3,823,723 shares of common stock for the three months ended September 30, 2005 and September 30, 2004, respectively, and options to purchase 4,723,041 and 2,632,891 shares of common stock for the six months ended September 30, 2005 and September 30, 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Restructuring Charge

The Company recognized a restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $0.5 million of restructuring for facility costs. As of September 30, 2005, the Company paid approximately $2.1 million of these accrued restructuring costs leaving a balance of $35,000.

The Company's restructuring accrual balances, all of which are legal, facility and other costs are presented in the following table:

(in thousands)	Balance March 31, 2005	Paid through September 30, 2005	Balance September 30, 2005

Legal, facility and other costs	$188	(153)	35

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three-month and six periods ended September 30, 2004 and 2005, are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

Three months ended September 30, 2004
Revenues	$ 50,582	$ 10,817	$ 61,399
Operating income	4,695	2,345	7,040
Depreciation and amortization	1,267	876	2,143
Total assets	123,364	17,943	141,307

Three months ended September 30, 2005
Revenues	$ 55,127	$ 11,189	$ 66,316
Operating income	3,679	1,330	5,009
Depreciation and amortization	1,992	736	2,728
Total assets	164,586	18,376	182,962

Six months ended September 30, 2004
Revenues	$ 95,502	$ 22,035	$ 117,571
Operating income	8,334	2,670	12,282
Depreciation and amortization	2,583	2,045	4,418
Total assets	123,364	19,013	141,307

Six months ended September 30, 2005
Revenues	$ 118,863	$ 23,094	$ 141,957
Operating income	9,148	2,999	12,147
Depreciation and amortization	3,536	1,543	5,079
Total assets	164,586	18,376	182,962

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended September 30,		Six months ended September 30,

(in thousands)	2005	2004	2005	2004

Operating income	$ 5,009	$ 7,040	$ 12,147	$12,282
Other income, net	192	32	14	393
Interest expense	(5)	(15)	(9)	(51)

Income before income taxes and minority interest	$ 5,196	$ 7,057	$ 12,152	$12,624

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,

(in thousands)	2005	2004	2005	2004

Net income	$ 3,023	$ 4,370	$ 7,172	$ 7,657
Other comprehensive income Foreign currency translation adjustment	86	(14)	346	35

Comprehensive Income	$ 3,109	$ 4,356	$ 7,518	$ 7,692

Note 6. Inventories

The components of inventories are as follows:

	September 30,	March 31,

(in thousands)	2005	2005

Raw material	14,171	$ 16,827
Work in process	111	217
Finished goods	9,767	14,507
Reserve for excess and obsolete inventory and net realizable value	(5,263)	(5,132)

	$ 18,786	$ 26,419

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

	Three months ended September 30,		Six months ended September 30,

(in thousands, except per-share amounts)	2005	2004	2005	2004

Net income, as reported	$ 3,023	$ 4,370	$ 7,172	$ 7,657
Stock-based employee compensation expense included in reported net earnings, net of related tax effects		--		--
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,135)	(606)	(2,287)	(1,205)

Pro forma net income	$ 1,888	$ 3,764	$ 4,885	$ 6,452
Earnings per common share:
As reported	$ 0.04	$ 0.06	$ 0.10	$ 0.11
Pro forma	$ 0.03	$ 0.06	$ 0.07	$ 0.09
Earnings per common share, assuming dilution:
As reported	$ 0.04	$ 0.05	$ 0.10	$ 0.11
Pro forma	$ 0.03	$ 0.05	$ 0.07	$ 0.09

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

	Three months ended September 30,		Six months ended September 30,

(in thousands)	2005	2004	2005	2004

Total product warranty reserve at the beginning of the period	$ 1,845	$ 1,838	$ 1,806	$ 1,853
Warranty expense	346	478	894	1,017
Adjustments	--	--	--	--
Deductions	(259)	(409)	(768)	(963)

Total product warranty reserve at the end of the period	$ 1,932	$ 1,907	$ 1,932	$ 1,907

Note 9. Deferred Compensation

The Company has a deferred compensation program with the Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.3 million of cash has been funded into the rabbi trust as of September 30, 2005 and the Company has recorded a $1.7 million short term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.

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

Below is a table that compares equipment and service revenues for the quarter and six months ended September 30, 2005 with the quarter and six months ended September 30, 2004 by product line.

	Three months ended September 30,				Six months ended September 30,

(in thousands)	2005	%	2004	%	2005	%	2004	%

CNE	$ 44,035	66.4%	$ 39,305	64.0%	$ 97,079	68.4%	$ 71,108	60.5%

NSA	11,092	16.7%	11,277	18.4%	21,784	15.3%	24,394	20.7%

Total equipment	55,127	83.1%	50,582	82.4%	118,863	83.7%	95,502	81.2%

Services	11,189	16.9%	10,817	17.6%	23,094	16.3%	22,069	18.8%

Total revenues	$ 66,316		$ 61,399		$ 141,957		$ 117,571

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. The Company expects average selling prices on its CNE products to decline less than 20% in fiscal year 2006.

The Company's customer base is highly concentrated and comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant upfront investments in product and market development prior to actual commencement of sales of new products.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as networking, VoIP, wireless systems, video, multimedia distribution and control and user interfaces. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company is currently increasing research and development investment levels in the areas of video, VoIP and home networking applications. In view of the Company’s reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005.

In the equipment manufacturing segment, the Company is focusing on new product opportunities such as the DSL wireless gateway, voice/media-over-IP, and vertical applications. The Company has introduced new products including UltralineTM, ProLineTM, VersaLinkTM, TriLinkTM and TR-069 compliant software which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company continues to support the Verizon One product, a multimedia gateway. Revenue is expected from these products in fiscal year 2006 but a greater impact in fiscal year 2007 is anticipated. The Company has multiple evaluations and is entering trials for TriLinkTM, UltraLineTM and the Westell Media Gateway, a variation of the Verizon One product marketed outside of the United States. The Company continues to focus on expanding existing and new products into the international markets such as the Europe, Canada, Mexico and the Pacific Rim.

The Company expects DSL service promotions by several customers to generate stronger demand for ProLineTM modems in the December 31, 2005 quarter than it has experienced in the past. As a result of the stronger demand for ProLineTM modems, the demand for VersaLinkTM modems, which has a higher selling price than ProLineTM modems, has correspondingly declined. The Company believes that its customers continue to expect growth in the broadband market that the Company’s CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver newer applications that require higher broadband speed.

The NSA market continues to decline as the transition to high-speed digital service continues. The Company expects the NSA market to continue to decline 10% to 15% per year which could impact the Company’s future revenue. The Company’s goal is to increase market share in mountings and NIUs in the NSA market to offset in part reduced prices for NIUs and mountings. The Company is investing in new products in the NSA product line that complement the broadband market products such as PowerSpan that may support the deployment of VoIP in residential markets and partnership derived products such as VirtualEdgeTM.

Results of Operations

Revenues	Three months ended September 30,			Six months ended September 30,

	2005	2004	Change	2005	2004	Change

Consolidated revenue	66,316	61,399	4,917	141,957	117,571	24,386
Equipment revenue:
CNE	44,035	39,305	4,730	97,079	71,108	25,971
NSA	11,092	11,277	(185)	21,784	24,394	(2,610)
Total equipment revenue	55,127	50,582	4,545	118,863	95,502	23,361
Services revenue	11,189	10,817	372	23,094	22,069	1,025

CNE revenue increased in the second quarter of fiscal 2006 compared to the same quarter in the prior year due to a 9.3% increase in the number of units shipped offset in part by a 1.7% decrease in selling price per unit. CNE revenue increased in the first half of fiscal 2006 compared to the same period in the prior year due to a 25.1% increase in the number of units shipped and a 5.5% increase in selling price per unit. The selling price per unit in fiscal year 2006 was positively impacted by the sale of VersaLinkTM product that has a higher selling price per unit than traditional modems. Traditional modems unit sales decreased 6.6% and 8.5% and the average selling price per unit decreased 9.9% and 11.4% in the second quarter and first half of fiscal 2006 compared to the same periods last year. NSA revenues decreased due to lower unit sales and lower selling prices per unit. In addition, NSA product revenue in the first half of fiscal 2005 included an $883,000 contractual settlement from a customer, $900,000 of non-recurring revenue and approximately $500,000 of revenue from a product line subsequently sold. The overall decrease in NSA product revenue is due to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products. Revenue in the services segment increased due to an increase in minutes billed in the fiscal year 2006 offset in part by lower revenue per minute at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin	Three months ended September 30,			Six months ended September 30,

	2005	2004	Change	2005	2004	Change

Consolidated Margin	30.9%	31.4%	(0.5)%	30.4%	32.2%	(1.8)%
Equipment Margin	27.3%	26.9%	0.4%	26.6%	28.2%	(1.6)%
Service Margin	48.3%	52.3%	(4.0)%	49.6%	49.5%	0.1%

Gross margin as a percent of sales in the equipment segment increased in the second quarter of fiscal 2006 compared to the same period in fiscal 2005 due primarily to non recurring expediting and other costs related to the introduction of the VersaLinkTM product in the second quarter of fiscal 2005. This more than offset the change in sales mix from higher margin NSA products to lower margin CNE products and a $600,000 charge taken for excess and obsolete inventory in the second fiscal quarter of 2006. The decrease in equipment margin percentage in the first half of fiscal 2006 when compared to the same period in fiscal 2005 was due primarily to a higher mix of lower margin CNE sales compared to NSA sales and a $600,000 charge taken for excess and obsolete inventory. In addition, the September 30, 2004 margin includes the $883,000 contractual settlement mentioned above. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. The service margins decrease in the second quarter of fiscal 2006 compared to the same period in fiscal 2005 is due to increased overhead costs related to web outsourcing and credit card fees. The increase in services margin for the first half of fiscal 2006 compared to the same period in fiscal 2005 is primarily due to a reduction in long distance expense which more than offset increases in overhead expenses. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing	Three months ended September 30,			Six months ended September 30,

	2005	2004	Change	2005	2004	Change

Consolidated sales and marketing expense	5,987	5,530	457	12,157	10,882	1,275
Equipment sales and marketing expense	3,904	4,038	(134)	7,935	7,845	90
Services sales and marketing expense	2,083	1,492	591	4,222	3,037	1,185

The equipment segment sales and marketing expenses were relatively flat in the second quarter and first half of fiscal 2006 compared to the same periods last year. Sales and marketing expense increased in the Company’s services segment in the second quarter and first half of fiscal 2006 compared to the same periods last year due primarily to more employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended September 30,			Six months ended September 30,

	2005	2004	Change	2005	2004	Change

Consolidated research and development expense	4,975	3,528	1,447	9,632	7,102	2,530
Equipment research and development expense	4,536	3,139	1,397	8,737	6,311	2,426
Services research and development expense...	439	389	50	895	791	104

Engineering expenses have increased in the second quarter and first half of fiscal year 2006 compared to the same periods in fiscal year 2005. The increase is due in part to recording a $900,000 credit for customer reimbursed engineering costs offset in part by a $300,000 expense for engineering period performed by a third party in fiscal year 2005. No such offset existed in fiscal year 2006. In addition, there were approximately 17% more engineering employees in fiscal year 2006 which resulted in $413,000 and $773,000 more salary expense in the second quarter and first half of fiscal 2006 compared to same periods in fiscal 2005. In fiscal year 2005, the Company capitalized $570,000 and $929,000 of engineering expenses as an intangible asset for TR-069 compliant software in the three and six months ended September 30, 2004. No costs were capitalized in the periods ended September 30, 2005. The Company believes that research and development expenses will increase in fiscal year 2006 as the Company continues to expand its product offerings. Areas of focus include VoIP, video, multimedia distribution and control, wireless systems, user interfaces and other broadband applications.

General and Administrative	Three months ended September 30,			Six months ended September 30,

	2005	2004	Change	2005	2004	Change

Consolidated general and administrative expense	4,164	4,762	(598)	8,518	8,776	(258)
Equipment general and administrative expense	2,609	2,855	(246)	5,187	5,136	51
Services general and administrative expense...	1,555	1,907	(352)	3,331	3,640	(309)

The decrease in general and administrative expense in the equipment segment for the second quarter of fiscal 2006 compared to the same periods in fiscal 2005 is due primarily to lower franchise tax expense. The increase in general and administrative expense in the equipment segment for the first half of fiscal 2006 compared to the same period in fiscal 2005 is due primarily to increased personnel costs in the UK entity offset in part by lower franchise tax expense. The decrease in general and administrative expense in the services segment for the second quarter and first half of fiscal 2006 period compared to the same periods in fiscal 2005 is due primarily to lower franchise tax expense.

Intangible amortization Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. Intangible amortization expense, which is attributed to the equipment segment, was $324,000 for the three months ended September 30, 2005 and 2004. Intangible amortization was $648,000 and $687,000 in the six months ended September 30, 2005 and 2004, respectively.

Other income, net Other income, net was $192,000 and $32,000 in the three months and $14,000 and $393,000 in the six months ended September 30, 2005 and 2004, respectively. The June 30, 2004 quarter contained income from a $400,000 legal settlement in the equipment segment. The remainder of other income, net was comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency.

Interest expense Interest expense decreased to $5,000 in the three months ended September 30, 2005 from $15,000 in the three months ended September 30, 2004 and decreased from $9,000 in the six months ended September 30, 2005 from $51,000 in the six months ended September 30, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $2.1 million and $4.8 million of income tax expense in the three and six month periods ended September 30, 2005 based on an estimated tax rate for the year of approximately 40% compared to $2.6 million and $4.8 million of income tax expense in the three and six month periods ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, the Company had $44.0 million in cash and cash equivalents consisting primarily of federal government agency instruments and the highest rated grade corporate commercial paper. At September 30, 2005, the Company had no amounts outstanding and $26.7 million available under its secured revolving credit facility.

On September 30, 2005, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $3.4 million as of September 30, 2005. The $3.4 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or LIBOR rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on September 30, 2005 and expects to comply with these covenants for the term of the credit facility. The Company expects to replace the existing credit facility with a new facility with similar borrowing capacity prior to June 30, 2006.

In connection with the Company’s management changes implemented at its subsidiary Conference Plus, Inc., in fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus, Inc. for approximately $1.6 million payable in cash and promissory notes. The purchase price was based upon the minority interest value set forth in an appraisal of Conference Plus, Inc. As of September 30, 2005, there was $67,000 outstanding under these notes.

The Company’s operating activities generated cash of $18.7 million in the six month period ended September 30, 2005. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in inventory offset in part by reductions in accounts payable and accrued expenses and in accrued compensation in the equipment segment

Capital expenditures for the six month period ended September 30, 2005 were $2.2 million. The capital expenditures in the equipment segment were $1.6 million and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $565,000. These expenditures were primarily for computer and telecom bridge equipment.

At September 30, 2005 the Company’s principle sources of liquidity were $44.0 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $26.7 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

The Company had deferred tax assets of approximately $66.6 million at September 30, 2005, consisting primarily of net operating loss carryforwards. The Company has recorded a valuation allowance reserve of $7.3 million to reduce the recorded net deferred tax asset to $59.3 million.

The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and a tax planning strategy that involves the potential sale of the Company’s 91.5% subsidiary Conference Plus, Inc. to assess the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $775,000 in additional other expense based on the ending intercompany balance outstanding at September 30, 2005. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

As of September 30, 2005, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $326,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s market risk is the potential loss arising from adverse changes in interest rates. In the past 12 months the Company’s debt consisted primarily of subordinated term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 6.3% to approximately 6.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $2,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended September 30, 2005. The Company does not believe such additional expense is significant.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings

Item 4. SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2005, the Company held its annual meeting of stockholders.

The following directors were re-elected to serve until the annual meeting of stockholders in 2006:

Nominee	For	Withheld
John W. Seazholtz	107,629,398	2,225,243
E. Van Cullens	107,854,667	1,999,974
Paul A. Dwyer.	107,502,042	2,352,599
Eileen A. Kamerick	107,787,123	2,067,518
Robert C. Penny III	107,073,946	2,780,695
Roger L. Plummer	107,638,908	2,215,733
Bernard F. Sergesketter	107,781,013	2,073,627
Melvin J. Simon	107,779,549	2,075,092

The stockholders voted to approve the proposal to ratify the appointment of Ernst &Young LLP, independent auditors as auditors for fiscal year ending March 31, 2006:

	For	Against	Abstain
Appointment of independent auditors	109,566,741	287,903	451,805

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant . to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 9, 2005	By: /s/ E. VAN CULLENS
E. VAN CULLENS
Chief Executive Officer

By: /s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer

