Form 10-Q
period 2005-12-31
WESTELL TECHNOLOGIES INC
filed 2006-02-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 26, 2006:

Class A Common Stock, $0.01 Par Value – 55,569,348 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets		3
-	As of December 31, 2005(unaudited) and March 31, 2005

Consolidated Statements of Operations (unaudited)		4
-	Three months ended December 31, 2005 and 2004
-	Nine months ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited)		5
-	Nine months ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risks	17

Item 4. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	March 31, 2005

	(unaudited)
	(in thousands)
Current assets:
Cash and cash equivalents	$ 45,346	$ 26,350
Investments	1,281	610
Accounts receivable (net of allowance of $285,000 and $278,000 respectively)	22,147	30,167
Inventories	26,221	26,419
Prepaid expenses and other current assets	3,225	2,806
Deferred income tax asset	4,113	3,980
Total current assets	102,333	90,332

Property and equipment:
Machinery and equipment	44,679	44,505
Office, computer and research equipment	25,534	25,270
Leasehold improvements	8,931	8,810

	79,144	78,585
Less accumulated depreciation and amortization	64,809	62,067

Property and equipment, net	14,335	16,518

Goodwill	18,378	6,990
Intangibles, net	4,883	6,893
Deferred income tax asset and other assets	53,846	59,357

Total assets	$ 193,775	$ 180,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 20,715	$ 19,671
Accrued expenses	7,836	7,962
Accrued compensation	6,278	7,898
Deferred revenue	832	1,234
Current portion of long-term debt	50	318

Total current liabilities	35,711	37,083
Long-term debt	24	--
Other long-term liabilities	809	809

Total liabilities	36,544	37,892
Minority interest	2,733	2,540
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 54,240,298 shares at March 31, 2005 and 55,512,664 shares at December 31, 2005	555	542
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,741,872 shares at March 31, 2005 and December 31, 2005	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding - none	--	--
Deferred compensation	(1,858)	(2,476)
Additional paid-in capital	392,628	389,242
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	(186)	(672)
Accumulated deficit	(236,541)	(246,878)

Total stockholders' equity	154,498	139,658

Total liabilities and stockholders' equity	$ 193,775	$ 180,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

	(unaudited) (in thousands, except per share data)

Equipment sales	$ 57,716	$ 63,574	$ 176,579	$ 159,076
Services	10,433	10,877	33,527	32,946

Total revenues	68,149	74,451	210,106	192,022

Cost of equipment sales	41,902	48,484	129,110	117,086
Cost of services	5,333	5,409	16,979	16,553

Total cost of goods sold	47,235	53,893	146,089	133,639

Gross margin	20,914	20,558	64,017	58,383
Operating expenses:
Sales and marketing	6,181	5,740	18,338	16,622
Research and development	5,228	4,053	14,860	11,155
General and administrative	3,826	4,446	12,344	13,222
Restructuring	443	--	443	(452)
Intangible amortization	324	324	972	1,012

Total operating expenses	16,002	14,563	46,957	41,559
Gain on sale of product line	--	--	--	1,453

Operating income	4,912	5,995	17,060	18,277

Other income, net	385	395	399	788
Interest expense	(2)	(7)	(11)	(58)

Income before minority interest and income taxes	5,295	6,383	17,448	19,007
Income taxes	2,082	2,614	6,910	7,364
Minority interest	48	106	201	323

Net income	$ 3,165	$ 3,663	$ 10,337	$ 11,320

Net income per common share:
Basic	$ 0.05	$ 0.05	$ 0.15	$ 0.17

Diluted	$ 0.04	$ 0.05	$ 0.14	$ 0.16

Weighted average number of common shares outstanding:
Basic	70,224	68,421	69,815	68,364

Diluted	71,637	71,081	71,556	70,874

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended December 31,

	2005	2004

	(unaudited) (in thousands)

Cash flows from operating activities:
Net income	$ 10,337	$ 11,320
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,233	6,624
Sale of product technology	--	(2,053)
Deferred compensation	618	--
(Gain) loss on sale of fixed assets	(130)	55
Restructuring	22	(1,337)
Deferred Taxes	5,383	7,036
Minority interest	201	329
Tax benefit received on stock option exercises	1,393	329
Changes in assets and liabilities:
Accounts receivable	10,155	(4,711)
Inventory	4,426	(12,009)
Capitalization of software development costs	--	(1,436)
Prepaid expenses and other current assets	(348)	(682)
Other assets	(7)	(139)
Accounts payable and accrued expenses	(2,617)	11,782
Accrued compensation	(1,784)	(2,067)

Net cash provided by operating activities	34,882	13,041

Cash flows from investing activities:
Purchases of property and equipment	(2,747)	(3,486)
Proceeds from the sale of equipment	130	5
Sale of product line	--	2,000
Purchase of investments	(671)	(618)
Acquisition of a business	(14,349)	--

Net cash used in investing activities	(17,637)	(2,099)

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(318)	(3,251)
Proceeds from stock options and warrants exercised	2,006	2,172

Net cash provided by (used in) financing activities	1,688	(1,079)

Effect of exchange rate changes on cash	63	(63)
Net increase in cash	18,996	9,800
Cash and cash equivalents, beginning of period	26,350	11,241

Cash and cash equivalents, end of period	$ 45,346	$ 21,041

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at December 31, 2005 and for all periods presented. The results of operations for the three and nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 ("fiscal year 2006").

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

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,

Dollars in thousands, except per share amounts	2005	2004	2005	2004

Basic Earnings per Share:
Net income	$3,165	$3,663	$10,337	$11,320
Average basic shares outstanding	70,224	68,421	69,815	68,364
Basic net income per share	$0.05	$0.05	$0.15	$0.17

Diluted Earnings per Share:
Net income	$3,165	$3,663	$10,337	$11,320
Average basic shares outstanding	70,224	68,421	69,815	68,364
Effect of dilutive securities: stock options and warrants	1,413	2,660	1,741	2,510

Average diluted shares outstanding	71,637	71,081	71,556	70,874

Diluted net income per share	$0.04	$0.05	$0.14	$0.16

Options to purchase 4,957,962 and 2,568,180 shares of common stock for the three months ended December 31, 2005 and December 31, 2004, respectively, and options to purchase 4,718,054 and 2,552,370 shares of common stock for the nine months ended December 31, 2005 and December 31, 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Restructuring Charge

The Company recognized a restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $0.5 million of restructuring for facility costs. As of December 31, 2005, the Company has paid all of these accrued restructuring costs.

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of December 31, 2005, $210,000 of these accrued costs remain unpaid.

On December 29, 2005, the Company acquired the stock HyperEdge Corporation (see footnote 11). There is a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common product lines. The Company estimates the costs of employee terminations, which was capitalized as part of the purchase price, to be $300,000. Approximately 15 employees are estimated to be impacted by this plan. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of December 31, 2005, none of these costs have been paid.

The Company's restructuring accrual balances are presented in the following table:

(in thousands)	Balance March 31, 2005	Accrued through December 31, 2005	Paid through December 31, 2005	Balance December 31, 2005

Employee costs	$0	$743	$(233)	$510
Legal, facility and other costs	188	0	(188)	0

Total	$188	$743	$(421)	$510

Note 4. Interim Segment Information

Westell’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. They consist of:

1)	A telecommunications equipment manufacturer of broadband products, and
2)

A multi-point telecommunications service bureau specializing in audio teleconferencing, web conferencing, multi-point video conferencing, and value-added services related to conferencing such as billing, cost allocation and equipment management.

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine month periods ended December 31, 2004 and 2005, are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

Three months ended December 31, 2004
Revenues	$ 63,574	$ 10,877	$ 74,451
Operating income	4,179	1,816	5,995
Depreciation and amortization	1,316	890	2,206
Total assets	131,030	17,431	148,461

Three months ended December 31, 2005
Revenues	$ 57,716	$ 10,433	$ 68,149
Operating income	3,807	1,105	4,912
Depreciation and amortization	1,548	606	2,154
Total assets	177,049	16,726	193,775

Nine months ended December 31, 2004
Revenues	$ 159,076	$ 32,946	$ 192,022
Operating income	12,513	5,764	18,277
Depreciation and amortization	3,899	2,725	6,624
Total assets	131,030	17,431	148,461

Nine months ended December 31, 2005
Revenues	$ 176,579	$ 33,527	$ 210,106
Operating income	12,956	4,104	17,060
Depreciation and amortization	5,084	2,149	7,233
Total assets	177,049	16,726	193,775

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended December 31,		Nine months ended December 31,

(in thousands)	2005	2004	2005	2004

Operating income	$ 4,912	$ 5,995	$ 17,060	$ 18,277
Other income, net	385	395	399	788
Interest expense	(2)	(7)	(11)	(58)

Income before income taxes and minority interest	$ 5,295	$ 6,383	$ 17,448	$ 19,007

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,

(in thousands)	2005	2004	2005	2004

Net income	$ 3,165	$ 3,663	$ 10,337	$ 11,320
Other comprehensive income Foreign currency translation adjustment	140	(268)	486	(233)

Comprehensive Income	$ 3,305	$ 3,395	$ 10,823	$ 11,087

Note 6. Inventories

The components of inventories are as follows:

	December 31,	March 31,

(in thousands)	2005	2005

Raw material	$ 19,702	$ 16,827
Work in process	523	217
Finished goods	11,631	14,507
Reserve for excess and obsolete inventory and net realizable value	(5,635)	(5,132)

	$ 26,221	$ 26,419

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

	Three months ended December 31,		Nine months ended December 31,

(in thousands, except per-share amounts)	2005	2004	2005	2004

Net income, as reported	$ 3,165	$ 3,663	$ 10,337	$ 11,320
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	74	--	223	--
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(607)	(376)	(2,101)	(1,122)

Pro forma net income	$2,632	$3,287	$ 8,459	$10,198
Earnings per common share:
As reported	$0.05	$0.05	$0.15	$0.17
Pro forma	$0.04	$0.05	$0.12	$0.15
Earnings per common share, assuming dilution:
As reported	$0.04	$0.05	$0.14	$0.16
Pro forma	$0.04	$0.05	$0.12	$0.14

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

	Three months ended December 31,		Nine months ended December 31,

(in thousands)	2005	2004	2005	2004

Total product warranty reserve at the beginning of the period	$1,932	$1,907	$1,806	$1,853
Warranty expense	618	541	1,512	1,558
Adjustments*	72	--	72	--
Deductions	(505)	(351)	(1,273)	(1,314)

Total product warranty reserve at the end of the period	$2,117	$2,097	$2,117	$2,097

*Adjustments represents the addition of HyperEdge warranty obligations obtained through acquisition.

Note 9. Deferred Compensation

The Company has a deferred compensation program with the Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.3 million of cash has been funded into the rabbi trust as of December 31, 2005 and the Company has recorded a $1.7 million short term liability to accrue for the deferred compensation liability. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vest on the earlier of March 31, 2006, the executive's death, permanent disability or a change in control of the Company.

Note 10. Guarantee

In conjunction with a sale of product lines and specified fixed assets in fiscal year 2005, the Company provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term note payable to the lender that financed the transaction. The balance of the term loan is $1.46 million as of December 31, 2005. This guarantee will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. In fiscal year 2005, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The Company will evaluate the liability periodically and adjust the value as required. No adjustments in the liability have been made to date.

Note 11. Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $600,000 in estimated transaction costs, including costs for employee severance. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The purchase price allocation for HyperEdge has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition, and the completion of integration plans and valuation reports. The estimated excess purchase price of $11.4 million has been shown as goodwill on the December 31, 2005 balance sheet.

Had the acquisition taken place as of April 1, 2004, proforma revenue for the three and nine months ended December 31, 2005 and 2004 would have been $73.3 million, $227.0 million, $79.0 million and $209.1 million, respectively. The Company has not completed the proforma consolidated results of operations and earnings per share for the periods presented due to the pending completion of the valuation of intangibles. The Company expects the impact of the acquisition to be dilutive in the fourth quarter of fiscal year 2006 due to one time integration costs and inventory step up and accretive in fiscal year 2007 and thereafter.

Note 12. New Accounting Pronouncements

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

Below is a table that compares equipment and service revenues for the three and nine months ended December 31, 2005 with the three and nine months ended December 31, 2004 by product line.

	Three months ended December 31,				Nine months ended December 31,

(in thousands)	2005	%	2004	%	2005	%	2004	%

CNE	$ 48,603	71.3%	$ 54,484	73.2%	$ 145,682	69.3%	125,592	65.4%

NSA	9,113	13.4%	9,090	12.2%	30,897	14.7%	33,484	17.4%

Total equipment	57,716	84.7%	63,574	85.4%	176,579	84.0%	159,076	82.8%

Services	10,433	15.3%	10,877	14.6%	33,527	16.0%	32,946	17.2%

Total revenues	$ 68,149		$ 74,451		$ 210,106		$ 192,022

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

On January 31, 2005, SBC and AT&T announced that they had entered into an agreement for SBC to acquire AT&T. The acquisition was completed on November 18, 2005. In the nine months ended December 31, 2005, sales to SBC (now AT&T) generated approximately 7.9% of the Company's total revenues, 0.4% for the equipment segment (primarily NSA products excluding sales made to SBC through minority business enterprises) and 7.5% for the services segment. AT&T is the largest customer of Conference Plus. AT&T offers services similar to Conference Plus. The Company is unable to predict at this time how the merger will impact the Company's results of operations in the future.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as home networking, VoIP, wireless systems, wireless wireline convergence, IMS (IP Multimedia Subsystem), video / IPTV, multimedia distribution and control and more powerful user interfaces. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company is currently increasing research and development investment levels in the areas of fixed mobile wireline wireless convergence (FMC), IMS, VoIP and home networking applications. In view of the Company’s reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues from NSA products such as NIUs have declined in recent years due primarily to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products and the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. The December 29, 2005 acquisition of HyperEdge Corporation will increase revenues from NSA products.

In the CNE equipment manufacturing segment, the Company is focusing on new product opportunities such as the DSL wireless gateway, voice/video-over-IP, and always-on-broadband appliances. The Company has introduced new products including the Westell Media Gateway (WMG), UltraLine II™, ProLineTM, VersaLinkTM, VersaLink with PowerBoost™ , and TriLinkTM which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company continues to support the multimedia always-on-broadband appliance gateway product Verizon One. Revenue is expected from Verizon One in the fourth quarter of fiscal year 2006, but other new products are anticipated to have a greater impact in fiscal year 2007. The Company has multiple evaluations and is entering trials for TriLinkTM, TriLink IMS, UltraLineIITM and the Westell Media Gateway, a variation of the Verizon One product marketed outside of the United States. The Company continues to focus on expanding existing and new products into the international market consisting primarily of Europe and Canada.

The Company expects the fourth fiscal quarter of 2006 to be very dependent on the sales of existing products such as ProLineTM and VersaLinkTM. The Company believes that its customers continue to expect growth and replacement in the broadband market that the Company’s CNE products serve. More users are subscribing to DSL services and some subscribers currently using DSL technology desire new DSL technology as the older modems cannot deliver newer applications that require higher broadband speed.

The Company expects the overall NSA market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenue. The Company acquired 100% of the common stock of HyperEdge Corporation, on December 29, 2005 with the goal of strengthening its position in the NSA market. With the addition of HyperEdge the Company hopes to increase its market share in mountings and NIU’s. The Company also plans to invest in new product areas to compliment wireless and fiber applications.

Results of Operations

Revenues	Three months ended December 31,			Nine months ended December 31,

	2005	2004	Change	2005	2004	Change

Consolidated revenue	$68,149	$74,451	$(6,302)	$210,106	$192,022	$18,084
Equipment revenue:
CNE	48,603	54,484	(5,881)	145,682	125,592	20,090
NSA	9,113	9,090	23	30,897	33,484	(2,587)
Total equipment revenue	57,716	63,574	(5,858)	176,579	159,076	17,503
Services revenue	10,433	10,877	(444)	33,527	32,946	581

CNE revenue decreased in the third quarter of fiscal 2006 compared to the same quarter in the prior year due to a reduction in unit sales of VersaLinkTM product which was partially offset by an increase in unit sales of modems. VersaLinkTM product has a higher selling price per unit than modems. VersaLinkTM unit sales decreased by 73% and the price per unit decreased by 12%. Modem unit sales increased 119% with a price per unit decrease of 19%. CNE revenue increased in the nine months ended December 31, 2005 compared to the same period in the prior year due to increased unit sales offset in part by decreased unit prices. VersaLinkTM unit sales increased by 49% and the price per unit decreased by 14%. Modem unit sales increased 24% with a price per unit decrease of 15%. NSA revenues were flat in the third quarter of fiscal 2006 compared to the same quarter in the prior year but down only slightly after excluding the one time items in the nine months ended December 31, 2005 compared to the same period in the prior year. NSA product revenue in the nine month period ended December 31, 2004 included an $883,000 contractual settlement from a customer, $900,000 of non-recurring revenue and approximately $500,000 of revenue from a product line subsequently sold. The overall decrease in NSA product revenue is due to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products. Revenue in the services segment decreased in the third quarter of fiscal 2006 compared to the same quarter in the prior year due to the loss of a customer and lower revenue per minute offset in part by an increase in minutes billed. Service revenue increased in the nine months ended December 31, 2005 compared to the comparable prior year period due to an increase in minutes billed offset in part by lower revenue per minute at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin	Three months ended December 31,			Nine months ended December 31,

	2005	2004	Change	2005	2004	Change

Consolidated Margin	30.7%	27.6%	3.1%	30.5%	30.4%	0.1%
Equipment Margin	27.4%	23.7%	3.7%	26.9%	26.4%	0.5%
Service Margin	48.9%	50.3%	(1.4)%	49.4%	49.8%	(0.4)%

Gross margin as a percent of sales in the equipment segment increased in the third quarter of fiscal 2006 compared to the same period in fiscal 2005 due primarily to non-recurring expediting and other costs related to the introduction of the VersaLinkTM product in the third quarter of fiscal 2005. The increase in equipment margin percentage in the three and nine months ended December 31, 2005 when compared to the same period in fiscal 2005 was due primarily to improvements in material costs. In addition, the December 31, 2004 margin includes the $883,000 contractual settlement mentioned above. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment could continue to adversely impact margins in the future. The service margins decrease in the three and nine months ended December 31, 2005 compared to the same periods in fiscal 2005 due to increased overhead costs related to credit card fees, maintenance and web outsourcing. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing	Three months ended December 31,			Nine months ended December 31,

	2005	2004	Change	2005	2004	Change

Consolidated sales and marketing expense	$6,181	$5,740	$441	$18,338	$16,622	$1,716
Equipment sales and marketing expense	4,084	4,194	(110)	12,000	12,039	(39)
Services sales and marketing expense	2,097	1,546	551	6,338	4,583	1,755

The equipment segment sales and marketing expenses were relatively flat in the third quarter and nine months end December 31, 2005 compared to the same periods last year. Sales and marketing expense increased in the Company’s services segment in the three and nine months end December 31, 2005 compared to the same periods last year due primarily to more employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended December 31,			Nine months ended December 31,

	2005	2004	Change	2005	2004	Change

Consolidated research and development expense	$5,228	$4,053	$1,175	$14,860	$11,155	$3,705
Equipment research and development expense	4,776	3,648	1,128	13,513	9,959	3,554
Services research and development expense	452	405	47	1,347	1,196	151

Engineering expenses have increased in the third quarter and nine months end December 31, 2005 compared to the same periods in fiscal year 2005. The year -to -date increase is due in part to recording a $900,000 credit for customer reimbursed engineering costs offset in part by a $300,000 expense for engineering period performed by a third party in fiscal year 2005. No such offset existed in fiscal year 2006. In addition, there were approximately 12% more engineering employees in fiscal year 2006 which resulted in $42,000 and $756,000 more salary expense in the three and nine months ended December 31, 2005 compared to same periods in fiscal 2005. The Company capitalized $490,000 and $1.4 million of engineering expenses for TR-069 compliant software in the three and nine months ended December 31, 2004. No costs were capitalized in the periods ended December 31, 2005. The Company believes that research and development expenses will increase in fiscal year 2006 as the Company continues to expand its product offerings. Areas of focus include Westell Media Gateway, VoIP, video, multimedia distribution and control, wireless systems, wireless wireline convergence, user interfaces and other broadband applications.

General and Administrative	Three months ended December 31,			Nine months ended December 31,

	2005	2004	Change	2005	2004	Change

Consolidated general and administrative expense	$3,826	$4,446	$(1,620)	$12,344	$13,222	$(878)
Equipment general and administrative expense	2,361	2,724	(363)	7,548	7,860	(312)
Services general and administrative expense	1,465	1,722	(257)	4,796	5,362	(566)

The decrease in general and administrative expense in the equipment segment for the third quarter of fiscal 2006 compared to the same period in fiscal 2005 is due primarily to lower consulting and professional service fees. The decrease in general and administrative expense in the equipment segment for the nine months ended December 31, 2005 compared to the same period last year is due primarily to lower franchise tax expense. The decrease in general and administrative expense in the services segment for the third quarter and nine months ended December 31, 2005 compared to the same period last year is due primarily to lower sales tax and professional expenses.

Intangible amortization Intangible assets include product technology related to the March 17, 2000 acquisition of Teltrend Inc. Intangible amortization expense, which is attributed to the equipment segment, was $324,000 for the three months ended December 31, 2005 and 2004. Intangible amortization was $972,000 and $1,012,000 in the nine months December 31, 2005 and 2004, respectively.

Other income, net Other income, net was $385,000 and $395,000 in the three months and $399,000 and $788,000 in the nine months ended December 31, 2005 and 2004, respectively. The June 30, 2004 quarter contained income from a $400,000 legal settlement in the equipment segment. The remainder of other income, net was comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currencies.

Interest expense Interest expense decreased to $2,000 in the three months ended December 31, 2005 from $7,000 in the three months ended December 31, 2004 and decreased from $11,000 in the nine months ended December 31, 2005 from $58,000 in the nine months ended December 31, 2004. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $2.1 million and $6.9 million of income tax expense in the three and nine month periods ended December 31, 2005 based on an estimated tax rate for the year of approximately 40% compared to $2.6 million and $7.4 million of income tax expense in the three and nine month periods ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, the Company had $45.3 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At December 31, 2005, the Company had no amounts outstanding and $17.3 million available under its secured revolving credit facility.

On December 31, 2005, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $3.1 million as of December 31, 2005. The $3.1 million inventory limitation is reduced by $0.1 million on the first day of each month. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or LIBOR rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on December 31, 2005 and expects to comply with these covenants for the term of the credit facility. The Company expects to replace the existing credit facility with a new facility with similar borrowing capacity prior to June 30, 2006.

The Company’s operating activities generated cash of $34.9 million in the nine month period ended December 31, 2005. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in accounts receivable, inventory and deferred taxes offset in part by reductions in accounts payable and accrued expenses and in accrued compensation in the equipment segment.

The Company’s investing activities used $17.6 million for the nine month period ended December 31, 2005. The Company used cash of $14.3 million to acquire HyperEdge Corporation. Capital expenditures for the nine month period ended December 31, 2005 were $2.7 million. The capital expenditures in the equipment segment were $2.1 million and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $608,000. These expenditures were primarily for computer and telecom bridge equipment.

At December 31, 2005 the Company’s principle sources of liquidity were $45.3 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $17.3 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis in federal government agency instruments and the highest rated grade commercial paper. The Company believes its future cash requirements for the next twelve months will be satisfied by cash generated from operations and its current credit facility.

The Company had deferred tax assets of approximately $64.5 million at December 31, 2005, consisting primarily of net operating loss carryforwards. The Company has recorded a valuation allowance reserve of $7.3 million to reduce the recorded net deferred tax asset to $57.2 million.

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

Critical Accounting Policies

There were no changes in critical accounting policies during the quarter. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $787,000 in additional other expense based on the ending intercompany balance outstanding at December 31, 2005. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British pound and the Euro.

As of December 31, 2005, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $186,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s market risk is the potential loss arising from adverse changes in interest rates. In the past 12 months the Company’s debt consisted primarily of term notes. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 3.5% to approximately 3.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $2,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended December 31, 2005. The Company does not believe such additional expense is significant.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 6. EXHIBITS

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

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: February 9, 2006	By: /s/ E. VAN CULLENS
E. VAN CULLENS
Chief Executive Officer

By: /s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer