Form 10-K
period 2006-03-31
WESTELL TECHNOLOGIES INC
filed 2006-06-14
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 N. Commons Drive, Aurora, Illinois 60504

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐

Accelerated Filer ☒	Non-Accelerated Filer ☐

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on September 30, 2005 (based upon an estimate that 72% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $204 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 2, 2006, 55,607,834 shares of the registrant's Class A Common Stock were outstanding and 14,741,872 shares of registrant's Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Part III Form 10-K (and any amendments thereto) by reference:

Portions of the Proxy Statement for 2006 Annual Meeting of Stockholders.

WESTELL TECHNOLOGIES, INC.

2006 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report of Form 10-K including, without limitation, statements containing the words "believe," ”goal,” “on track, “ "anticipate," “committed” "expectation," ”expect,” "estimate", "await," "continue," "intend," “may,” “will,” “should,” and similar expressions are forward looking statements that involve risks and uncertainties. The Company can give no assurance that the expectations reflected in the forward-looking statements will prove to be correct. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, any economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2006 under the section “Risk Factors”. These statements are not guaranties of future performance. Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. At any time when the Company makes forward-looking statements, it desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995.

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

The equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper infrastructure and fiber. The Company’s NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products. Westell realizes the majority of its revenues from the North American market.

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

Revenues and total assets from Westell's two reportable segments and product groups for the fiscal years ended March 31 are as follows (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K):

(in thousands, except percentages)	Fiscal year ended March 31,

Revenue:	2006	%	2005	%	2004	%

CNE products	$194,782	69%	$183,384	68%	$135,704	58%
NSA products	43,319	15%	42,481	16%	54,736	23%
Total Telecom equipment	238,101	84%	225,865	84%	190,440	81%
Telecom services	45,070	16%	44,398	16%	45,299	19%

Total revenue	$283,171		$270,263		$235,739

Assets:
Telecom equipment	$174,131	91%	$160,416	89%	$109,493	84%
Telecom services	17,682	9%	19,674	11%	20,288	16%

Total assets	$191,813		$180,090		$129,781

Financial information for each of the Company’s business and operations by geographic area and segments is located in Note 12 of the consolidated financial statements included in this Annual Report and is incorporated herein by reference.

The Company’s stock is divided into two classes. Class A common stock is entitled to one vote per share while Class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 47.8% of the voting control of the Company as of June 2, 2006. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.7% of the voting stock and therefore effectively control the Company.

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

Digital subscriber line (DSL) technology uses complex modulation methods to enable high-speed services over copper phone lines. Current DSL equipment allows the simultaneous transmission of data at speeds up to 8 megabits per second when receiving information on the Internet, or 140 times faster than standard 56k modem dial up service, and up to 1 megabits per second when sending information on the Internet, or 17 times faster than standard 56k modem dial up service, while also providing standard analog telephone service over a single pair of copper wires. Current DSL equipment operates at distances of up to 18,000 feet from the telephone company’s central office. A new DSL standard termed ADSL2+ has been introduced and is now being deployed by service providers. ADSL2+ increases downstream speed to 24 megabits per second while extending the reach of the equipment to potentially from 18,000 to 22,000 feet in certain circumstances. To increase the data rate of ADSL2+ for IPTV video applications, carriers are bonding ADSL2+ pairs together to double the speed of standard ADSL2+. Additionally, a higher-speed standard, VDSL2, is now being introduced and some limited deployment has begun. VDSL2 is targeted at IPTV solutions with a maximum data rate of 100Mbps on loops shorter than 3,000 feet. Westell has evolved its product line and introduced new products that support these new ADSL2/2+, bonded and VDSL standards. These new standards improve delivery of new services like Voice over Internet Protocol (VoIP) and Video in addition to high-speed internet.

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

LiteLineTM ADSL2+ Modem

Customer premise equipment that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL and ADSL2+) service from the telephone company. The LiteLineTM is a plug-and-play device that offers Network Address Translation (NAT) routing and a built-in firewall. NAT is a method of connecting multiple computers to the Internet (or any other IP network) using one IP address. NAT routing also provides security for devices on the local area network (LAN).

Enables residential and SOHO customers of ADSL service to connect a PC to the ADSL service for basic high speed Internet access with routing and security protection all in one box.

ProLineTM ADSL2+ manageable Modem/NAT Router	Similar in all ways to the LiteLineTM, the ProLineTM provides the added benefit of allowing remote diagnostics, maintenance, software upgrades and other remote services.

In addition to providing the same applications as the LiteLineTM, the ProLineTM offers service providers the ability to provide customers a higher level of service and performance than the LiteLineTM product.

VersaLinkTM Gateway	A fully featured, versatile gateway device that combines an ADSL2+ modem along with wired Ethernet, 802.11g WiFi wireless and optional VersaPortTM fiber access for home or small businesses.	Enables residential, SOHO, and small businesses to network their broadband services to multiple PCs and other computing devices with wired and wireless access.

Westell MediaStationTM

A converged, IP-enabled device that is capable of delivering media rich voice, video and data content simultaneously to subscribers. Multi-function device comes in four models; WMG, WMG-AV, WMT and WMT-AV. The products contain such capabilities as DSL modem, 802.11g wireless router, cordless telephone, color touch screen and Windows CE operating system.

Verizon OneTM , is the first Westell MediaStationTM commercial offering. This is a customized version of the Westell Media Gateway designed for Verizon. This version offers customers Internet access, cordless 5.8Ghz telephony, wired and wireless networking, home info service kiosk, video applications and personal planner.

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

In fiscal 2005, the Company received $900,000 from customers to fund engineering projects which was offset in part by a $300,000 expense for engineering performed by a third party. The $600,000 was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2004 or 2006. The Company capitalized $1.9 million in software development costs in fiscal 2005. The Company did not capitalize any software development costs in fiscal 2004 or 2006. In fiscal 2006, 2005 and 2004 the Company spent approximately $20.3 million, $15.9 million and $17.4 million on research and development activities, net of customer funding and software capitalization.

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

The following table lists the principal products currently under development along with their description and expected application:

Product	Description	Applications

UltraLine IITM Home DSL Router	An easy to use line of high-performance routers with enhanced software designed to support secure, high-quality, multicast IP video delivery over a variety of WAN access methods.	Offers users the ability to utilize multiple wired and wireless broadband applications, particularly video and IPTV, while managing service quality and security preferences.

TriLinkTM Gateway	Integrated gateway device offering Voice over IP (VoIP), ADSL2+ modem with Quality of Service, wired Ethernet, 802.11g WiFi router and VersaPort2 uplink port for fiber or LAN access.	Provides home or small businesses with new VoIP service with traditional telephone voice service as backup, and wired / wireless networking without the need to purchase multiple devices.

TriLinkTM IMS Gateway	Integrated gateway device offering Voice over IP (VoIP) in an IMS network, ADSL2+ modem with Quality of Service, wired Ethernet, 802.11g WiFi router and VersaPort2 uplink port for fiber or LAN access.

In addition to the VoIP software features of the TriLinkTM Gateway, the TriLinkTM IMS product includes unique Westell IMS software features allowing carriers to offer support fixed mobile convergence (FMC) services.

The Company anticipates that it will generate revenue from the products listed in the above table in fiscal year 2007 and fiscal year 2008. However, there can be no assurance that the Company will be able to introduce such products as planned.

Customers

The Company's principal customers historically have been large Regional Bell Operating Companies (RBOCs) within the United States. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, Internet service providers, and business enterprises. Revenues from international customers represented approximately $7.5 million, $8.4 million and $6.3 million of the Company's revenues in fiscal 2006, 2005 and 2004, respectively, accounting for 2.7%, 3.1% and 2.7% of the Company's revenues in such periods.

The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 78.1%, 77.5% and 76.8% of the Company's revenues in fiscal 2006, 2005 and 2004, respectively. Sales to the Company’s largest three customers, Verizon, BellSouth and AT&T (formerly SBC) accounted for 50.7%, 17.9% and 7.9% of the Company's revenues in fiscal 2006, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake the internal production of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

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

The Company has general purchase agreements with most of its major customers. These agreements may require the Company to accept returns of products within certain time limits, or indemnify such customers against certain liabilities arising out of the use of the Company's products. Although, to date, the Company has not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on the Company's business and results of operations.

The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall.

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

The Company has purchase contracts with suppliers of material components. Most purchased items are standard commercial components available from multiple suppliers. There are also single-sourced components needed to produce products. One of the single-sourced items in broadband consists of the license to run an operating platform. There are a number of other suppliers in the market that could supply the Company with this same technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company’s business. Broadband product sales accounted for 68.8% of revenue in fiscal 2006. All purchase contracts are short term in nature with the exception of three long-term commitments to purchase memory chips.

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

Competition

The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future, especially in the rapidly changing markets for broadband products. Westell’s primary competitors vary by market segment. The Company’s principal competitors with respect to its NSA products are Adtran, ADC Telecommunications and Pulsecom. The Company's principal competitors with respect to its CNE broadband products are primarily Siemens Information and Communication Network Inc. (Efficient), Netopia Inc., 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., ActionTec Electronics Inc., Thomson and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company’s competitors are significantly larger and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time to market and the ability to react quickly to market changes resulting from U.S. based operations including manufacturing and product development. The Company expects that new competitive pressure from Asian based manufactures will continue downward pressure on pricing.

Additional competition is seen from products that increase the efficiency of digital transmission over copper wire such as fiber, wireless, cable modems and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2005, 24 million customers used cable modems in the U.S. in contrast to 18.5 million DSL subscribers. By 2009, according to Infonetics, a service that provides industry trend data, is forecasting there to be 35.6 million cable modem users in North America versus 41.4 million DSL users resulting in a 54% market share for DSL modems. In addition, the deployment of products and technologies for copper wire may also reduce the demand for NSA products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S. reduces telephone companies' need for T-1 repeaters, which results in a decrease in demand for Westell's T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed NSA transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. See the risk factor captioned “Our products face competition from other existing products, products under development and changing technology, and if we do not remain competitive, our business will suffer and we may not remain profitable”.

Teleconference Services

Conference Plus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. Conference Plus is an 91.5% owned subsidiary of Westell and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois and a facility in Dublin, Ireland. Conference Plus services generated $45.1 million, $44.4 million and $45.3 million in revenues in fiscal 2006, 2005 and 2004, respectively.

Conference Plus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of voice, video or web such as graphs or spreadsheets. Conference Plus offers conference call services that can include a blend of audio, graphics, spreadsheets or other documents that can be carried over and archived on the Internet to enhance the traditional voice conference call. By enabling the sharing of this blend of information, Conference Plus can help organizations increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconference and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

Conference Plus is distinguished by three strategies:

•	Diverse Distribution Channels
•	State-of-the-Art Network and Integrated Systems
•	International Reach

Diverse Distribution Channels

Conference Plus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. About half of Conference Plus’ revenues come from indirect commercial teleconferencing services to customers who market or use Conference Plus services under their own brand name. Such companies choose to outsource and private label audio, web and video teleconferencing services to maintain continuity, save costs and focus on their core competencies. By selling into indirect or resale customers, Conference Plus effectively increases the size of their sales organization without incurring the expense necessary with a direct sales force.

Conference Plus also sells its services directly to companies through its National Accounts Sales force. This area continues to be a strong part of Conference Plus’s business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue distribution. The deployment of this strategy is designed to improve the recognition of the Conference Plus brand, which has strategic long term benefits to the Company.

State of the Art Network and Integrated Systems

A critical part of Conference Plus’ approach is its state of the art network and integrated systems. Conference Plus has a state of the art network infrastructure that enables it to take advantage of the relationships it has with major telecommunications providers to provide quality service. Conference Plus has deployed equipment in carrier Points-of-Presence to take advantage of the higher capacity and the lower cost structure available with such deployments.

Conference Plus has built an integrated reservations, scheduling and billing system called Conferencing and Reservation Billing System (“CRBS”) that is a significant differentiator in the conferencing market. CRBS allows Conference Plus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated in the operational environment from the point of reservation through the billing process. This integration allows Conference Plus to enjoy scale advantages and to be able to provide transparent branded services to its customers. This system is built and maintained by an in-house team of engineers, developers and technicians who continually work to improve and enhance the system based on industry trends, customer requests and strategic direction.

Conference Plus has extended certain capabilities of CRBS to a publicly available web portal where customers can sign up for service, manage their accounts and control their conferences. Conference Plus has also tightly integrated with third party suppliers of web conferencing services to enhance our audio and video services. In addition to making these services available to customers, Conference Plus has the ability to privately brand the entire web experience to match any other brand visualization that may be required. This capability is beneficial for both indirect customers where this helps support the indirect brand as well as for large enterprise customers where branding can help drive corporate adoption.

Conference Plus has also begun leveraging the capabilities of CRBS for certain large scale conferencing deployments where the technology can simplify and streamline the usage, billing and cost accounting services for select customers.

International Reach

As customers globalize their telecommunications services, Conference Plus has expanded its operational presence internationally to meet these needs. In addition to its main operational centers in Schaumburg, Illinois and Dublin, Ireland, Conference Plus has teleconferencing bridges located in Chicago, Illinois, Broadview, Illinois and London, England. Conference Plus is able to serve the teleconferencing needs of customers headquartered anywhere in the world through these facilities. The Conference Plus facility in Dublin, Ireland was established in 1998 to help meet the growing demand for global conferencing service. The international market for teleconferencing is expected to grow as a result of deregulation and improved networks with associated reductions in end user costs.

Conference Plus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, Conference Plus. Conference Plus depends on two customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on Conference Plus’s business. Prior to selling its services, Conference Plus must undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a large reseller.

Competition in the teleconferencing business is intense and Conference Plus expects that competition will increase due to low barriers of entry and recent entrants into the audio teleconferencing service market. Many of Conference Plus' competitors, including InterCall, AT&T, Verizon, Premiere Global and British Telecom, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than Conference Plus. There can be no assurance that Conference Plus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

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

Proprietary Rights and Intellectual Property

The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 26 patents and has an additional 24 U.S. patents pending relating to its NSA and CNE products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

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

Employees

As of March 31, 2006, the Company had 858 full-time employees. Westell and HyperEdge’s domestic equipment manufacturing business combined had a total of 586 full-time employees, consisting of 129 in sales, marketing, distribution and service, 110 in research and development, 312 in manufacturing and 35 in administration. Conference Plus had a total of 256 full-time employees. Westell Limited had a total of 16 full-time employees. The Company's employees are not represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the company makes these reports available free of charge on the Company’s internet website, www.westell.com. Westell maintains a corporate governance page on the Company’s website. This website includes, among other items, the Code of Conduct, Audit Committee Charter and Nominating Committee Charter. The corporate governance information can be found at www.westell.com under Investor Relations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this Form 10-K. If any of the following risks occurs, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline.

We have incurred losses in the past and may incur losses in the future.

Although we have had sixteen consecutive profitable quarters, in the past, due to our significant ongoing investment in DSL and other new technology, we incurred losses through fiscal 2002. Through fiscal 2002, we incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. The Company had an accumulated deficit of $234.0 million as of March 31, 2006.

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

Due to the rapid technological changes in our industry, our products may become obsolete before we can realize significant revenues from our products, which could cause us to incur charges for excess and obsolete inventory and materially harm our business.

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

There is no guarantee that we will be able to secure significant additional business and reduce per unit costs that we have factored into our forward priced products. As a result, we could incur low or negative margins in connection with sales of forward priced products even if our unit volume increases. Low margins from our sales of products and services could result in fluctuations in our quarterly operating results and would materially and adversely affect our profitability and ability to implement our business goals.

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

New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. Specifically, the drive by telephone companies to offer new VoIP, IPTV, Video and FMC services will cause the current products to be replaced with newer, more compatible technology. Further, we believe that the domestic market for many of our traditional T-1 products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. For example, our Network Interface Unit product revenue decreased 0.7% in fiscal 2006 and an additional 24.6% in fiscal 2005. Our future success will largely depend upon our ability to continue to enhance and upgrade our existing products, such as T-1 and DSL, and to successfully develop and market new products.

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

Industry wide standardization organizations such as the International Telecommunications Union, American National Standards Institute and the European Telecommunications Standards Institute are responsible for setting transceiver technology standards for DSL and other products. We are dependent on transceiver technologies from third parties to manufacture our products. If transceiver technologies needed for standards-based products are not available to us in a timely manner and under reasonable terms, then our revenues would significantly decrease and our business and operating results would suffer significantly.

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

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, it would take us approximately nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay would materially adversely affect our business and operating results.

We are dependent on sole or limited source suppliers, the loss of which would harm our business.

Integrated circuits and other electronic components used in our products are currently available from only one source or a limited number of suppliers. Our inability to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed. For example, it would take the Company approximately nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products.

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

We may be adversely impacted by the rising cost of product material components such as copper, petroleum, gold, platinum and silver.

The rising costs of commodities such as copper and petroleum, and to a lesser extent; gold, platinum and silver, all components of the Company’s products, could increase the cost of the Company’s products thereby adversely impacting our business and operating results.

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

We may experience significant fluctuations in quarterly operating results. Due to the risks identified below and elsewhere in "Risk Factors," sales to our three largest customers have fluctuated and could fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule without penalty. As a result, our quarterly operating results have fluctuated significantly in the past. Other factors that have influenced and may continue to influence our quarterly operating results include:

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

Due to fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our manufacturing and purchasing needs and revenues. It is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on DSL products and new products, there is substantial risk of widely varying quarterly results, including the so-called “missed quarter” relative to investor expectations.

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

We have and will continue to depend on the large Regional Bell Operating Companies as well as other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 78.1%, 77.5% and 76.8% of our revenues in fiscal 2006, 2005 and 2004, respectively. Consequently, our future success will depend upon:

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

Any attempt by a Regional Bell Operating Company or our other customers to seek out additional or alternative suppliers or to undertake the internal production of products would have a material adverse effect on our business and operating results. The loss of any of our customers could result in an immediate decrease in product sales and materially and adversely affect our business.

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

The requirement that telephone companies obtain FCC or state regulatory approval for most new telephone company services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse affect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals or that ensuing sales of such products will continue to occur.

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

Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. Although historically we have not experienced material problems with product defects, recalls, returns or indemnification claims, if such claims exceed our reserves for such claims, our business could be harmed. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit.

Investors could be adversely affected by future issuances and sales of our securities.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell has 55,607,834 shares of common stock outstanding as of June 2, 2006. Options to purchase 9,098,258 shares of class A common stock, 7,370,396 of which are currently exercisable, are also outstanding on June 2, 2006. These obligations could result in substantial future dilution with respect to our common stock.

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

As of June 2, 2006, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 47.8% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.7% of the voting stock. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class A common stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company property leases consist of the following:

Location	Purpose	Square footage	Termination year

Aurora, IL	Office and manufacturing	185,000	2017
Batavia, IL	Office and manufacturing	25,000	2006
Basingstoke, England	Office	4,250	2010
Schaumburg, IL	Office, Conferencing Services	41,860	2011
Dublin, Ireland	Office, Conferencing Services	2,000	2024

The Basingstoke lease has an early termination clause that allows the Company to exit the lease at 12 and 24 months with a 6 month lease penalty. Although the Company’s Aurora, Illinois manufacturing facility is currently operating below maximum capacity, the Company utilizes third-party subcontractors to help fulfill fluctuations in customer demands that could be at times beyond the manufacturing capacity of the Aurora facility. The Company has a plan to expand the manufacturing capacity of its Aurora facility when and if that is necessary.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business. In the ordinary course of our business, we are routinely audited and subject to inquiries by governmental and regulatory agencies.

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

	High	Low

Fiscal Year 2005
First Quarter ended June 30, 2004	$8.32	$4.46
Second Quarter ended September 30, 2004	5.28	3.59
Third Quarter ended December 31, 2004	7.02	4.92
Fourth Quarter ended March 31, 2005	7.86	5.20

Fiscal Year 2006
First Quarter ended June 30, 2005	$6.73	$5.04
Second Quarter ended September 30, 2005	7.15	3.56
Third Quarter ended December 31, 2005	4.95	3.64
Fourth Quarter ended March 31, 2006	4.90	3.94

Fiscal Year 2007
First Quarter through June 2, 2006	$4.15	$2.55

As of June 2, 2006, there were approximately 840 holders of record of the outstanding shares of Class A Common Stock and 6 holders of record of Class B Common Stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of March 31, 2006, 2005, 2004, 2003 and 2002 and for each of the five fiscal years in the period ended fiscal year 2006 have been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	(in thousands, except per share data)

Statement of Operations Data:	2006	2005	2004	2003	2002

Revenues	$ 283,171	$ 270,263	$ 235,739	$ 210,021	$ 239,823
Cost of goods sold	197,372	189,063	155,998	146,261	205,793

Gross margin	85,799	81,200	79,741	63,760	34,030
Operating expenses:
Sales and marketing	24,852	22,211	20,242	16,017	19,883
Research and development	20,274	15,911	17,385	16,483	22,444
General and administrative	16,543	17,368	17,506	17,513	24,028
Goodwill and intangible amortization	1,386	1,335	1,455	1,766	25,560
Goodwill impairment	--	--	--	--	97,500
Restructuring charge	443	(793)	698	1,678	6,258

Total operating expenses	63,498	56,032	57,286	53,457	195,673

Gain on sale of product line	--	1,453	--	--	--
Operating profit (loss)	22,301	26,621	22,455	10,303	(161,643)
Other income, net	974	896	615	262	172
Interest expense	(12)	(60)	(743)	(2,648)	(5,564)

Income (loss) before income taxes and minority interest	23,263	27,457	22,327	7,917	(167,035)
Income tax expense (benefit)	10,112	(12,757)	(12,923)	372	--
Minority Interest	304	520	373	271	394

Net income (loss)	$ 12,847	$ 39,694	$ 34,877	$ 7,274	$ (167,429)

Net income (loss) per basic share	$ 0.18	$ 0.58	$ 0.52	$ 0.11	$ (2.60)
Average number of basic common shares outstanding	69,938	68,473	66,858	64,925	64,317
Net income (loss) per diluted share	$ 0.18	$ 0.56	$ 0.49	$ 0.11	$ (2.60)
Average number of diluted common shares outstanding	71,622	71,042	70,667	65,126	64,317

Balance Sheet Data (at end of period):
Working capital	$ 76,542	$ 53,249	$ 26,171	$ 7,116	$ 16,811
Total assets	191,813	180,090	129,781	109,474	126,153
Current debt	51	318	3,416	17,057	11,186
Total debt	61	318	3,742	34,817	50,655
Total stockholders' equity	157,276	139,658	91,765	43,493	36,273

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Network Service Access (NSA) product lines, particularly the sale of Network Interface Unit (NIU) products and related products. NIU products accounted for approximately 10%, 10% and 15% of revenues in fiscal years 2006, 2005 and 2004, respectively. The Company introduced its first DSL products in fiscal 1993 and these products accounted for approximately 69%, 68% and 58% of revenues in fiscal 2006, 2005 and 2004, respectively. NIU products and DSL products are the two major products within the Company’s telecom equipment business. Telecom equipment constituted approximately 84%, 84% and 81% of revenues in fiscal 2006, 2005 and 2004, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 16%, 16% and 19% of revenues in fiscal 2006, 2005 and 2004, respectively. Westell realizes the majority of its revenues from the North American market.

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

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. The Company expects average selling prices on its CNE products to decline less than 20% in fiscal year 2007.

On November 18, 2005, SBC (now AT&T Inc.) acquired AT&T Corp. In the fiscal year ended March 31, 2006, sales to AT&T Inc. generated approximately 7.9% of the Company's total revenues, 0.5% in the equipment segment (primarily NSA products excluding sales made to AT&T Inc. through minority business enterprises) and 7.4% for the services segment. The largest customer of Conference Plus is AT&T Inc. and offers services similar to

Conference Plus. The Company is unable to predict at this time how the merger will impact the Company's results of operations in the future.

On March 5, 2006 AT&T Inc. and BellSouth announced an agreement to merge the two companies. The merger indicated that the merger is subject to approval by shareholders of both companies as well as regulatory authorities and is subject to other customary closing conditions. The merger is expected to close within calendar 2006 or early 2007. BellSouth is the Company’s second largest customer. The Company is unable to predict at this time how the merger will impact the Company’s results from operations in the future.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing by approximately 25% in fiscal year 2007 compared to fiscal year 2006 to take advantage of these market opportunities. In view of the Company’s reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment manufacturing segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets, converged capabilities and higher complexity. The Company has introduced products including the Westell MediaStationsTM, UltraLine ™, ProLineTM, VersaLinkTM, and TriLinkTM, which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company continues to support the multimedia always-on-broadband appliance gateway product Verizon One. The Company has multiple evaluations and is entering trials for TriLinkTM, TriLinkTM IMS, UltraLineIITM and the Westell MediaStationTM, a variation of the Verizon One product marketed outside of the United States. The Company continues to focus on expanding existing and new products into the international market consisting primarily of Europe and Canada.

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

Valuation Allowance for Deferred Tax Assets

The Company has significant deferred tax assets that resulted primarily from historically generated net operating losses. A valuation allowance has been provided for a portion of these deferred tax assets that management believes it is more likely than not that will not be utilized. The Company assesses the realizability of deferred tax assets through an analysis of projected future taxable income in the jurisdictions where the deferred tax assets reside.

Goodwill and Intangibles

Accounting rules require that the Company evaluate goodwill for impairment annually. The Company determined that it operated in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes the comparison of its market capitalization and third party appraisal of its telecom services reporting unit to book value as an indicator of potential impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2006. These tests showed no impairment of goodwill. On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Software Development

The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company reviews software development to determine when technological feasibility is reached. At such time, development costs will be capitalized as intangible assets. These intangible assets will be amortized over the product life once the product is available for customer use. At of March 31, 2006, the Company had $413,000 in capitalized costs.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense over the service period.   On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June

15, 2005.  The Company will adopt this statement in the first quarter of its 2007 fiscal year using the modified prospective method. The adoption of SFAS 123R is expected to result in an additional pre-tax expense of $1.0 million in fiscal year 2007 plus an amount to be determined for options granted in the fiscal year.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

	Fiscal Year Ended March 31,

	2006	2005	2004

Equipment	84.1%	83.6%	80.8%
Services	15.9	16.4	19.2

Total revenues	100.0	100.0	100.0

Cost of equipment	61.7	62.0	54.9
Cost of services	8.0	8.0	11.3

Total cost of goods sold	69.7	70.0	66.2

Gross margin	30.3	30.0	33.8

Operating expenses:
Sales and marketing	8.8	8.2	8.6
Research and development	7.2	5.9	7.4
General and administrative	5.8	6.4	7.4
Intangible amortization	0.5	0.5	0.3
Restructuring charge	0.1	(0.3)	0.6

Total operating expenses	22.4	20.7	24.3

Gain on sale of product line	0.0	0.5	0.0
Operating income	7.9	9.8	9.5
Other income, net	0.3	0.3	0.3
Interest expense	(0.0)	(0.0)	(0.3)

Income before income taxes and minority interest	8.2	10.1	9.5
Income tax expense (benefit)	3.6	(4.7)	(5.5)
Minority interest	0.1	0.2	0.2

Net income	4.5%	14.6%	14.8%

Fiscal Years Ended March 31, 2006, 2005 and 2004

Revenues	Year Ended March 31,			Increase/Decrease

(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Consolidated revenue	$ 283,171	$ 270,263	$ 235,739	$ 12,908	$ 34,524
Equipment revenue:
CNE	194,782	183,384	135,704	11,398	47,680
NSA	43,319	42,481	54,736	838	(12,255)
Total equipment revenue	238,101	225,865	190,440	12,236	35,425
Services revenue	45,070	44,398	45,299	672	(901)

In fiscal year 2006 consolidated revenues increased 4.8%. Revenue in the equipment segment increased 5.4% comprising of a 6.2% increase in CNE product revenue and 2.0% increase in NSA product sales. The increase in CNE product revenue was due to a 24.1% increase in unit volume offset in part by a 17.4% decrease in the average selling price per unit. The increase in NSA was due to the inclusion of approximately $4.6 million of revenue resulting from the acquisition of HyperEdge. Without the acquisition, revenue would have decreased by $3.7 million or 8.8%. This decrease in revenue is due primarily to $2.3 million of non-recurring revenue noted below that was present in fiscal year 2005 and not in fiscal year 2006. In addition, the overall decrease in NSA product revenue is due to reduced demand resulting from the migration by telephone companies to high-speed digital transmission products. Revenue in the services segment increased by 1.5% in fiscal year 2006. This increase was due to an increase in minutes billed offset in part by lower revenue per minute at the Company’s Conference Plus, Inc. subsidiary. In fiscal year 2005 consolidated revenues increased 14.6%. Revenue in the equipment segment increased 18.6% comprising of a 35.1% increase in CNE product revenue offset in part by a 22.4% decrease in NSA product sales. NSA product revenue in the fiscal year 2005 included an $883,000 contractual settlement from a customer, $900,000 of non-recurring revenue and approximately $500,000 of revenue from a product line subsequently sold. The increase in CNE revenue was due to a 37% increase in units sold and offset in part by a 4.6% decrease in average sell price per unit. The decrease in NSA revenue was due to price reductions and the transition by telephone companies to networks that deliver high speed digital transmission services. The decrease in NSA product revenue was also impacted by the sale of Data Station Termination product lines that occurred in the first quarter of fiscal 2005. Revenue in the services segment decreased 2.0% due to less revenue per call minute offset in part by an increase in minutes at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin	Year Ended March 31,			Increase/Decrease

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Consolidated Margin	30.3%	30.0%	33.8%	0.3%	(3.8)%
Equipment Margin	26.6%	25.9%	32.0%	0.7%	(6.1)%
Service Margin	49.9%	51.0%	41.3%	(1.1)%	9.7%

The improved gross margin in the equipment segment in fiscal year 2006 was due primarily to improvements in material costs. An $883,000 and $875,000 contractual settlement positively impacted the fiscal 2005 and 2004 equipment gross margin, respectively, that had no corresponding cost of sales. Fiscal year 2005 gross margins were negatively impacted by $3.8 million of expediting costs from the VersaLinkTM product. Fiscal 2004 also benefited from reduced per unit material, labor, and handling costs, particularly in the CNE product group that resulted from a 45% increase in unit volume. The gross margin in the services segment decrease in fiscal year 2006 was due primarily to increased overhead costs related to credit card fees, maintenance and web outsourcing costs. Services margin improved in fiscal year 2005 due to lower long distance rates and the absence of a contract termination charge of $775,000 that was present in fiscal year 2004. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions and introducing new products that have higher sales prices and margins.

Sales and Marketing	Year Ended March 31,			Increase/Decrease

(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Consolidated sales and marketing expense	$ 24,852	$ 22,211	$ 20,242	$ 2,641	$ 1,969
Equipment sales and marketing expense	16,453	16,087	15,411	366	676
Services sales and marketing expense	8,399	6,124	4,831	2,275	1,293

Sales and marketing expenses were 8.8%, 8.2% and 8.6% of revenues, in fiscal year 2006, 2005 and 2004 respectively. Sales and marketing expense in the equipment segment increased in fiscal year 2006 due primarily to the acquisition of HyperEdge. The services segment sales and marketing expense increase in fiscal year 2006 was due primarily to 25% more employees hired to increase sales made directly to end users at Conference Plus. The equipment segment sales and marketing expense increase in fiscal year 2005 was due primarily to increased use of temporary consulting and labor. The services segment sales and marketing expense increase in fiscal year 2005 was due to an increase in the number of sales and marketing employees. Sales and marketing expense is expected to increase in fiscal year 2007, primarily in the equipment segment. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Year Ended March 31,			Increase/Decrease

(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Consolidated research and development expense	$ 20,274	$ 15,911	$ 17,385	$ 4,363	$ (1,474)
Equipment research and development expense	18,467	14,290	15,977	4,177	(1,687)
Services research and development expense	1,807	1,621	1,408	186	213

Research and development expenses in fiscal 2006, 2005 and 2004 were 7.2%, 5.9% and 7.4% of revenues, respectively. Research and development expenses are incurred primarily in the equipment segment of the business. The fiscal year 2006 increase was due primarily to $1.9 million of software capitalization in fiscal year 2005 that offset engineering expenses. No such offset occurred in fiscal 2006. In addition, the Company spent an additional $1.3 million on outside engineering services and there were approximately 11% more engineering employees in fiscal 2006 compared to 2005 that resulted in $725,000 more salary expense for the year. The increase in engineering service and employees was primarily to support the development of the Verizon One and video transport products. The fiscal year 2005 decrease was due primarily to software capitalization of $1.9 million. In addition, the Company received $900,000 from customers to fund engineering projects which was offset in part by a $300,000 expense for engineering performed by a third party in fiscal 2005. There were no customer funded engineering projects in fiscal 2004 or fiscal 2006. The Company believes that research and development expenses will increase in fiscal year 2007 as the Company continues to focus on VoIP, in-premise networking, wireless/wireline convergence including IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence), video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications.

General and Administrative	Year Ended March 31,			Increase/Decrease

(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Consolidated general and administrative expense	$ 16,543	$ 17,368	$ 17,506	$ (825)	$ (138)
Equipment general and administrative expense	10,401	10,855	10,846	(454)	9
Services general and administrative expense	6,142	6,513	6,660	(371)	(147)

General and administrative expenses in fiscal 2006, 2005 and 2004, respectively, were 5.8%, 6.4% and 7.4% of revenues, respectively. The fiscal year 2006 decrease in general and administrative expenses in the equipment segment was due primarily to lower franchise and sales and use tax expense. The fiscal year 2006 decrease in general and administrative expenses in the services segment was due primarily to lower bad debt expense and professional services expenses. The fiscal year 2005 decrease resulted from the services segment of the business. The equipment segment expenses in fiscal year 2005 were flat overall with reductions in legal and bad debt expense offset by increases in professional services expense resulting from Sarbanes Oxley compliance costs.

Intangible amortization. Intangible amortization was $1.4 million, $1.3 million and $1.5 million in fiscal 2006, 2005 and 2004, respectively. The intangibles consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc. and product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition.

Restructuring charge. The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of March 31, 2006, $107,000 of these accrued costs remain unpaid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. The Company is currently implementing a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimates the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $300,000. Approximately 17 employees are estimated to be impacted by this plan. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of March 31, 2006, $8,000 of these costs have been paid leaving an unpaid balance of $292,000.

The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus due to product performance issues at Westell Limited that caused a workforce reduction of approximately 5 employees. In the quarter ended March 31, 2005, $248,000 of these charges were reversed as the Company was able to resolve these performance issues. As of March 31, 2006 no amounts remain unpaid.

The Company recognized restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of March 31, 2006 no amounts remain unpaid.

A table that summarizes the restructuring charges and their utilization can be found in Note 13 to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

Other income, net. Other income, net was $974,000, $896,000 and $615,000 million for fiscal years 2006, 2005, and 2004, respectively. Other income, net was primarily comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency. The increases in fiscal year 2006 over 2005 was due to higher levels of cash invested at better interest rates offset in part by an unrealized loss recorded on intercompany balances denominated in British Pounds. The increase in fiscal year 2005 over 2004 was due to higher levels of cash invested at higher interest rates and an unrealized gain recorded on intercompany balances denominated in British Pounds.

Interest Expense. Interest expense was $12,000, $60,000 and $743,000 for fiscal 2006, 2005 and 2004, respectively. The decrease in interest expense during each year is a result of lower obligations outstanding during the period under promissory notes, capital leases and vendor debt.

Income Taxes. Income tax expense was $10.1 million in fiscal year 2006. The Company increased its valuation allowance by $1.4 million in fiscal year 2006 to reserve for a portion of the state net operating loss carryforward that the Company expects to expire prior to usage. An income tax benefit of $12.8 million and $12.9 million was recorded in fiscal years 2005 and 2004, respectively. The benefit in fiscal year 2005 and 2004 was the result of the Company reducing its valuation allowances when it was determined that the deferred tax assets that were previously reserved could be realized through the generation of future taxable income.

Minority Interest. Minority interest expense was $304,000, $520,000 and $373,000 in fiscal years 2006, 2005 and 2004, respectively. Minority interest expense is the minority shareholders’ share of income at 91.5% owned subsidiary, Conference Plus Inc.

Quarterly Results of Operations

The following tables present certain financial information for each of the last eight fiscal quarters The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.

	Quarter Ended

	Fiscal 2006				Fiscal 2005

	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005

(in thousands, except per share amounts)
Revenue	$ 75,641	$ 66,316	$ 68,149	$ 73,065	$ 56,172	$ 61,399	$ 74,451	$ 78,241
Gross margin	22,643	20,459	20,914	21,782	18,546	19,279	20,558	22,817
Net income	4,149	3,023	3,165	2,510	3,287	4,370	3,663	28,374
Net income per common share:
Basic	$0.06	$0.04	$0.05	$0.04	$0.05	$0.06	$0.05	$0.41
Diluted	$0.06	$0.04	$0.04	$0.04	$0.05	$0.06	$0.05	$0.40

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

Liquidity and Capital Resources

At March 31, 2006, the Company had $40.9 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At March 31, 2006, the Company had no amounts outstanding and $27.9 million available under its secured revolving credit facility.

At March 31, 2006, the Company had a secured revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $3.1 million as of March 31, 2006. The $3.1 million inventory limitation is reduced by $0.1 million on the first day of each month. The amount available under the revolving credit facility at March 31, 2006 was $27.9 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or LIBOR rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on March 31, 2006 and expects to comply with these covenants for the term of the debt. The Company is in the process of renegotiating this credit facility and expects to have a new facility with more favorable terms in place by June 30, 2006.

The Company’s operating activities generated cash of $31.7 million, $21.3 million and $27.7 million in fiscal 2006, 2005, and 2004 respectively. Cash generated by operations in fiscal 2006 resulted primarily from net income, non-cash depreciation and amortization, decreases in deferred tax assets and inventory and was offset in part by the decrease in accounts payable. Cash generated by operations in fiscal 2005 resulted primarily from net income, non-cash depreciation and amortization, increase in accounts payable and tax benefit received from the exercise of employee stock options and was offset in part by the increase in deferred tax assets and inventories. Cash generated by operations in fiscal 2004 resulted primarily from net income, non-cash depreciation and amortization and tax benefit received from the exercise of employee stock options and was offset in part by the increase in deferred tax assets and inventories.

The Company’s investing activities used $19.0 million, $5.2 million and $5.2 million in fiscal 2006, 2005 and 2004 respectively. In fiscal 2006, the Company used cash of $14.0 million to acquire HyperEdge Corporation.     Capital expenditures in fiscal 2006, 2005 and 2004 were $4.5 million, $6.7 million and $5.3 million, respectively. The equipment segment capital expenditures in fiscal 2004, 2005, and 2006 were $3.1 million, $5.8 million and $4.0 million, respectively. The capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2006, 2005 and 2004 were $1.4 million, $0.9 million and $1.3 million, respectively. These expenditures were primarily for teleconference bridge equipment.

At March 31, 2006 the Company’s principle sources of liquidity were $40.9 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $27.9 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis primarily in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the next twelve months.

Future obligations and commitments consisted of the following:

	Payments due by fiscal year

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Debt and capital leases	$ 51	$ 10	$ --	$ --	$ --	$ --	$ 61
Purchase obligations	41,289	3,001	794	652	217	--	45,953
Future minimum lease payments for operating leases	3,183	2,838	2,795	2,833	2,877	14,453	28,979

Future obligations and commitments	$ 44,523	$ 5,849	$ 3,589	$ 3,485	$ 3,094	$ 14,453	$ 74,993

Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that arise in the normal course of business operations.

The Company had deferred tax assets of approximately $68.1 million at March 31, 2006. The Company has recorded a valuation allowance reserve of $9.5 million to reduce the recorded net deferred tax asset to $58.6 million.

The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $898 in additional other expense based on the ending intercompany balance outstanding at March 31, 2006. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling and the Euro.

As of March 31, 2006, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $241,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s risk is the potential increase in interest expense arising from adverse changes in interest rates. The Company’s debt consisted primarily of term notes and capital leases. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 3.5% to approximately 3.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $1,200 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2006. The Company does not feel such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 42-64 of this report. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 65 of this report and should be read in conjunction with the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal controls over financial reporting as of March 31, 2006.

Because of its inherent limitations, although designed and operated to provide reasonable assurance that the objectives of the control system are met, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

The Company’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst and Young, LLP, an independent registered public accounting firm, as stated in its report which is included on page 43.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2006 under the caption “Election of Directors and Section 16(a). Beneficial Ownership Reporting Compliance ” which information is incorporated herein by reference.

(b)	Executive Officers of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2006 under the caption “Executive Officers,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2006 under the caption “Compensation of Directors and Executive Officers,” and “Report of the Compensation Committee of the Board of Directors,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2006 under the caption “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2006 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees to the Company’s Auditors” in our Proxy Statement for the annual meeting to be held in September 2006.

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The consolidated financial statements of Westell Technologies, Inc. at March 31, 2006 and 2005 and for each of the three fiscal years in the period ended March 31, 2006, together with the Report of Independent Auditors, are set forth on pages 42 through 64 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

(2)	Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2004, 2005 and 2006 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 65

Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
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

*10.9

Deferred Compensation Arrangement between Westell Technologies, Inc. and E. Van Cullens (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

*10.10	Severance Agreement between Conference Plus, Inc. and Tim Reedy.
10.11

Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit 10.11 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024)

10.12

Amended and Restated Loan and Security Agreement dated August 31, 2000 among LaSalle National Bank, Harris Bank National Association, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K for the year ended March 31, 2001).

10.15	Revolving Note dated as of June 29, 2001 payable to LaSalle National Bank and made by Westell Technologies, Inc., Westell, Inc., Westell International, Inc.,

Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.15 to Company's Annual Report on Form 10-K for the year ended March 31, 2001).

10.16

Amended and Restated Loan and Security Agreement dated June 29, 2001 among LaSalle National Bank, Westell Technologies, Inc., Westell, Inc., Westell International, Inc., Conference Plus, Inc. and Teltrend, Inc. (incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form 10-K for the year ended March 31, 2001).

10.18

Lease dated December 10, 1993 between LaSalle National Trust, N.A., as Trustee under Trust Agreement dated August 1, 1979, known as Trust No. 101293, and Westell Incorporated, as amended and modified (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for fiscal year ended March 31, 1996).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2006.

WESTELL TECHNOLOGIES, INC.

By /s/ E. Van Cullens
E. Van Cullens
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 14, 2006.

Signature	Title

/s/ Nicholas C. Hindman, Sr.	Chief Financial Officer, Treasurer and Senior Vice President
Nicholas C. Hindman, Sr.	(Principal Financial Officer and
Principal Accounting Officer)

/s/ E. Van Cullens	President, Chief Executive Officer and Director
E. Van Cullens	(Principal Executive Officer)

/s/ John W. Seazholtz	Chairman of the Board of Directors
John W. Seazholtz

/s/ Paul A. Dwyer	Director
Paul A. Dwyer

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Roger L. Plummer	Director
Roger L. Plummer

/s/ Bernard F. Sergesketter	Director
Bernard F. Sergesketter

/s/ Melvin J. Simon	Director
Melvin J. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Consolidated Financial Statements:

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts	65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 9, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westell Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 9, 2006

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands, except share and per share amounts)

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands except share amounts)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share amounts)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Comprehensive Income	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Deferred Compensation	Accum. Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, March 31, 2003		$ 460	$190	$ 364,661	$ (168)	$ 46	$ (321,449)	$ (247)	$ 43,493

Net income	$ 34,877	--	--	--	--	--	34,877	--	34,877
Translation adjustment	(317)	--	--	--	(317)	--	--	--	(317)

Total comprehensive income	$ 34,560

Deferred compensation		--	--	--	--	(46)	--	--	(46)
Class B stock converted to class A stock		43	(43)	--	--	--	--	--	--
Options and warrants exercised including tax benefit		29	--	13,729	--	--	--	--	13,758

Balance, March 31, 2004		$ 532	$ 147	$ 378,390	$ (485)	$ --	$ (286,572)	$ (247)	$ 91,765

Net income	$ 39,694	--	--	--	--	--	39,694	--	39,694
Translation adjustment	(187)	--	--	--	(187)	--	--	--	(187)

Total comprehensive income	$ 39,507

Options and warrants exercised including tax benefit		6	--	8,036	--	--	--	--	8,042
Shares sold under Employee Stock Purchase Plan		0	--	137	--	--	--	--	137
Restricted stock grant		4	--	2,679	--	(2,476)	--	--	207

Balance, March 31, 2005		$ 542	$ 147	$ 389,242	$ (672)	$ (2,476)	$ (246,878)	$ (247)	$ 139,658

Net income	$12,847	--	--	--	--	--	12,847	--	12,847
Translation adjustment	431	--	--	--	431	--	--	--	431

Total comprehensive income	$13,278

Options and warrants exercised including tax benefit		13	--	3,273	--	--	--	--	3,286
Shares sold under Employee Stock Purchase Plan		1	--	204	--	--	--	--	205
Deferred compensation						849			849
Restricted stock grant		0	--	124	--	(124)	--	--	--

Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (234,031)	$ (247)	$ 157,276

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$12,847	$ 39,694	$ 34,877
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9,476	9,209	9,324
Sale of product line	--	(1,453)	--
Deferred compensation	849	206	--
(Gain) loss on sale of fixed assets	(119)	77	191
Restructuring	(89)	(1,741)	(916)
Deferred Taxes	8,438	(18,820)	(18,585)
Minority interest	304	520	373
Tax benefit received on stock option exercises	1,344	5,741	5,506
Changes in assets and liabilities:
Accounts receivable	2,039	(6,467)	(1,491)
Inventory	6,653	(10,344)	(4,232)
Capitalization of software development costs	--	(1,876)	--
Prepaid expenses and other current assets	(1,031)	(466)	(433)
Other assets	107	248	(395)
Accounts payable and accrued expenses	(9,019)	6,340	1,155
Accrued compensation	(81)	474	2,321

Net cash provided by operating activities	31,718	21,342	27,695

Cash flows from investing activities:
Purchases of property and equipment	(4,489)	(6,720)	(5,311)
Proceeds from the sale of equipment	130	22	75
Sale of product line	87	2,113	--
Purchase of investments	(677)	(610)	--
Acquisition of a business	(14,049)	--	--

Net cash used in investing activities	(18,998)	(5,195)	(5,236)

Cash flows from financing activities:
Net repayment under revolving promissory notes	--	--	(19,956)
Repayment of long-term debt and leases payable	(331)	(3,424)	(11,119)
Proceeds from stock options and warrants exercised	2,147	2,438	8,206

Net cash provided by (used in) financing activities	1,816	(986)	(22,869)

Effect of exchange rate changes on cash	42	(52)	177

Net increase in cash	14,578	15,109	(233)
Cash and cash equivalents, beginning of period	26,350	11,241	11,474

Cash and cash equivalents, end of period	$ 40,928	$ 26,350	$ 11,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiaries, Westell, Inc., HyperEdge Corporation and Teltrend LLC design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers.

Business Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $649,000 in estimated transaction costs, including costs for employee severance. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The total purchase price was $14.3 million, including direct acquisition costs of $349,000. The allocation of the purchase price to the net assets acquired is as follows:

(in thousands)
Current asset (primarily inventory and accounts receivable)	$ 5,870
Fixed assets	76
Amortizable intangible assets	3,660
Goodwill	3,623
Deferred income tax asset	4,398

Total assets acquired	17,627
Current liabilities	(3,204)
Long term debt	(74)

Total liabilities assumed	(2,978)

Total purchase price	$ 14,349

Amortizable intangible assets consist of $1.2 million of product technology and $2.5 million of customer relationships, both with 10 year lives. HyperEdge’s products are reported in the revenue category called Network Service Access (NSA) for segment reporting. The audited and pro forma results of operations based on historical results of operations including adjustments for interest and amortization, as though HyperEdge were acquired at on April 1, 2004:

	(As Reported)		( Pro forma Unaudited)
	March 31,		March 31,
(in thousands except per share amounts)	2006	2005	2006	2005

Revenue	$ 283,171	$270,263	$ 300,328	$ 292,048
Net income	12,847	39,694	12,890	38,306
Basic earnings per share	$ 0.18	$ 0.58	$ 0.18	$ 0.56
Diluted earnings per share	$ 0.18	$ 0.56	$ 0.18	$ 0.54

The pro forma results of operations is presented for illustrative proposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and commercial paper. The Company invests its excess cash in deposits with major financial institutions and the highest grade commercial paper of companies from a variety of industries. These securities have maturity dates not exceeding three months and can be liquidated at any time without penalty. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Investments

Investments consist primarily of fixed income mutual funds. These investments are accounted for at market prices and are considered available for sale marketable securities. There have been no significant gains or losses on these investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in commercial paper. The Company had cash and cash equivalents in one U.S. bank in excess of federally insured amounts.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

The components of inventories are as follows:

	March 31,

(in thousands)	2006	2005

Raw material	$ 16,982	$ 16,827
Work in process	312	217
Finished goods	10,452	14,507
Reserve for excess and obsolete inventory and net realizable value	(3,828)	(5,132)

	$ 23,918	$ 26,419

Accrued purchase commitments totaled $77,000 and $87,000 at March 31, 2006 and March 31, 2005, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter. Depreciation expense was $6.8 million, $7.7 million and $7.9 million for fiscal 2006, 2005 and 2004, respectively.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under FASB No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company determined that there has been no impairment of goodwill in any of the fiscal years presented. All goodwill and intangibles are related to the equipment segment of the business.

Goodwill increased by $3.6 million during fiscal 2006 due to the purchase of HyperEdge.

The Company has finite lived intangible assets related to the acquisitions of HyperEdge in fiscal year 2006 and Teltrend in fiscal year 2000. The following table presents details of the Company’s intangibles from acquisitions:

	March 31,

(in thousands)	2006	2005

Gross assets	$ 36,560	$ 32,900
Accumulated amortization	(5,306)	(3,920)
Impairment and write off	(23,800)	(23,800)

Net	$ 7,454	$ 5,180

These intangibles are being amortized over a period of 5 to 10 years. Finite lived intangible amortization included in expense was $1.4 million, $1.3 million and $1.5 million in fiscal years 2006, 2005 and 2004 respectively. The estimated amortization expense for the next three years is $1.7 million per year and $366,000 in years four through ten.

Software Development

The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All software related costs related to the equipment segment of the business. The Company capitalized $1.9 million of software costs in fiscal 2005. Amortization expense of $1.0 million and $163,000 was recorded in fiscal 2006 and 2005 respectively in cost of goods sold. An impairment charge of $300,000 was taken in fiscal year 2006 and is included in cost of goods sold. The capitalized balance was $412,000 and $1.7 million as of March 31, 2006 and March 31, 2005, respectively. This intangible will be amortized in fiscal year 2007. Revenue generated from software was $691,000 and $160,000 in fiscal 2006 and 2005, respectively.

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

Net carrying amounts of amortizable intangible assets are as follows:

	March 31,

(in thousands)	2006	2005

Product technology – Telrend acquisition	$ 3,885	$ 5,180
Product technology- HyperEdge acquisition	1,170	--
Customer relationship- HyperEdge acquisition	2,399	--
Software	412	1,713

Total	$ 7,866	$ 6,893

>Revenue Recognition

Revenue is recognized when title has passed to the customer. On certain sales contracts where new products are built to customer specifications, revenue is not recognized until the customer has tested and determined it to function as intended.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, is within specified time limits and is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns that is not significant.

The Company’s subsidiary Conference Plus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.

Shipping and handling

The Company records costs related to shipping and handling expense of $1.1 million in sales and marketing expense.

Product Warranties

Most of the Company's products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products. The Company accrues for estimated warranty costs as products are shipped.

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

The expense in fiscal year 2006 includes the impact of the Company accelerating vesting on options. See Note 9 for further discussion of the Company’s option plans.

                Supplemental Cash Flow Disclosures

The following represents supplemental disclosures to the consolidated statements of cash flows:

	March 31,

(in thousands)	2006	2005	2004

Cash paid for:
Interest	$ 7	$ 75	$ 1,721
Income taxes	311	557	132

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.
•	Investments in mutual funds, within the rabbi trust, have carrying value which approximate market as of March 31, 2006.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense over the service period.   On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  The Company will adopt this statement in the first quarter of its 2007 fiscal year using the modified prospective method. The adoption of SFAS 123R is expected to result in an additional pre-tax expense of $1.0 million in fiscal year 2007 plus an amount that has not been determined for options granted in the fiscal year.

In May 2005 the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3,

“Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Company’s consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if we implement a voluntary change in accounting principle or correct accounting errors in future periods.

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

Note 2. Revolving Credit Agreements:

On March 31, 2006, the Company had a revolving credit facility that provided for maximum borrowings of up to $30 million. The term on the credit facility expires on June 30, 2006. This asset based revolving credit facility, which was secured by substantially all assets of the Company, provides for total borrowings based upon 85% of eligible accounts receivable and 30% of eligible inventory not to exceed $3.1 million as of March 31, 2006. The $3.1 million inventory limitation is reduced by $0.1 million on the first day of each month. The amount available under the revolving credit facility at March 31, 2006 was $27.9 million. Borrowings under this facility provide for the interest to be paid by the Company at the prime rate or Libor rate plus 2.5%. This credit facility contains covenants regarding EBITDA, tangible net worth and maximum capital expenditures. The Company was in compliance with these covenants on March 31, 2006 and expects to comply with these covenants for the term of the debt. The Company is in the process of renegotiating this credit facility and expects to have a new facility with more favorable terms in place by June 30, 2006.

Note 3. Long-Term Debt and Notes Payable:

Long-term debt and notes payable consists of the following:

	March 31,

(in thousands)	2006	2005

Capitalized lease obligations secured by related equipment	$ 61	$ 83
Term notes payable	--	235

Total debt and notes payable	61	318
Less current portion	51	318

Long-term debt and notes payable	$ 10	$ 0

Future maturities of long-term debt at March 31, 2006 are as follows (in thousands):

2007	$ 51
2008	$ 10

In fiscal year 2003, the Company purchased 3.2% of the outstanding shares of common stock of Conference Plus, Inc. from former officers of Conference Plus Inc. for approximately $1.6 million. The purchase price was based upon the minority interest value set forth in an appraisal of Conference Plus, Inc. obtained by the Company that was completed by an independent financial advisor. The Company issued term notes payable bearing an interest rate of

3.5% per annum to be paid over a one to three year term to finance this stock purchase. These notes were paid in full during fiscal year 2006. At March 31, 2005 there was $235,000 outstanding under these notes.

Note 4. Convertible Debentures and Warrants:

In April 1999, the Company completed a subordinated secured convertible debenture private placement totaling $20 million. In connection with the financing, the Company issued five-year warrants for approximately 909,000 shares of Class A Common stock at an exercise price equal to $8.921 per share, which was approximately 140% of the initial conversion price of the debentures. These warrants were determined to have a fair market value of $1 million. Subsequently, in December 1999, the Company repriced the warrants from $8.921 to $5.92 per share and, due to this debt modification, increased the value of the warrants by approximately $838,000. The total value of the warrants was approximately $1.8 million. In fiscal 2005 and 2004, 382,000 and 527,000 warrants were exercised, respectively. The Company issued 266,322 and 97,310 shares of stock relating to these exercises in fiscal 2005 and 2004, respectively. These warrants have been exercised in full and are no longer outstanding.

On June 29, 2001, in consideration of a guarantee given by several shareholders to support the credit facility, the Company granted warrants to purchase 512,820 shares of Class A common stock at an exercise price of $1.95 per share. The warrants are exercisable at any time until June 29, 2006. All of the warrants were exercised in fiscal year 2006. The Company issued 369,036 shares of stock relating to these exercises and 143,784 warrants were exchanged in lieu of paying cash for the exercise price.

Note 5. Income Taxes:

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

	Fiscal Year Ended March 31,

(in thousands)	2006	2005	2004

Federal:
Current	$ 304	$ 296	$ 144
Deferred	9,029	(12,015)	(12,016)

	9,333	(11,719)	(11,872)

State:
Current	25	26	13
Deferred	754	(1,064)	(1,064)

	779	(1,038)	(1,051)

Total	$ 10,112	$ (12,757)	$ (12,923)

The Company utilizes the flow-through method to account for tax credits. In fiscal 2006, 2005 and 2004, the Company generated no tax credits.

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	34.0%
Meals and entertainment	0.4	0.2	0.4
State income tax, net of federal tax effect	1.9	3.1	3.1
Valuation allowance	3.4	(84.6)	(95.0)
Bad debt in foreign subsidiary	(1.1)	--	--
Other	3.9	(0.2)	(0.4)

	43.5%	(46.5)%	(57.9)%

Components of the net deferred income tax asset are as follows:

	March 31,

(in thousands)	2006	2005

Deferred income tax assets:
Allowance for doubtful accounts	$ 72	$ 53
Alternative minimum tax credit	1,442	1,132
Research and development credit carryforward	4,589	4,589
Compensation accruals	923	607
Inventory reserves	1,372	1,725
Warranty reserve	636	662
Net operating loss carryforward	54,637	58,166
Intangibles	1,758	1,785
Other	2,626	1,961

	68,055	70,680
Valuation allowance	(9,475)	(8,060)

Net deferred income tax asset	$ 58,580	$ 62,620

Record in consolidated balance sheet as follows:

	March 31,

(in thousands)	2006	2005

Deferred income tax assets-current	$ 7,540	$ 3,980
Deferred income tax assets and other assets – noncurrent	51,040	58,640

Net deferred income tax asset	$ 58,580	$ 62,620

The Company has approximately $6.0 million in income tax credit carryforwards and a $126.6 million federal net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in 2008. The federal net operating loss carryforward begins to expire in 2012. State net operating loss carryforwards have varying carryforward periods from five to twenty years.

The Company evaluates the need for a valuation allowances on the net deferred tax assets under the rules of SFAS 109 “Accounting for Income Taxes”. In fiscal 2006, the Company projects that future taxable income will be sufficient to be able to use a significant portion of the recorded net deferred tax assets. A valuation allowance has been recorded for tax credits and state net operating loss carryforwards that are expected to expire before they can be used. The valuation allowance increased $1.4 million in fiscal 2006. In fiscal 2005, after the Company’s evaluation of its ability to recover deferred tax assets, it was determined that a valuation allowance was no longer required on the majority of the deferred tax assets. In conjunction with the evaluation, the Company reduced the valuation allowance to $8.1 million as of March 31, 2005.

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

The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for manufacturing equipment, computer equipment, photocopiers and autos. Total rent expense was $4.2 million, $4.4 million and $4.0 million for 2006, 2005, and 2004, respectively.

Total minimum future rental payments at March 31, 2006 are as follows (in thousands):

2007	$ 3,183
2008	2,838
2009	2,795
2010	2,833
2011	2,877
Thereafter	14,453

Total minimum lease payments	$ 28,979

Note 7. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to two year for CNE products and seven to ten years for NSA products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into our estimate of our warranty reserve include the number of units shipped historically and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The following table presents the changes in our product warranty reserve:

	Fiscal years ended March 31,

(in thousands)	2006	2005	2004

Total product warranty reserve at the beginning of the period	$ 1,806	$ 1,853	$ 1,567
Acquired	73	--	--
Warranty expense	812	2,278	1,667
Charged to other accounts	--	--	--
Deductions	(915)	(2,325)	(1,381)

Total product warranty reserve at the end of the period	$ 1,776	$ 1,806	$ 1,853

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

Stock Restriction Agreements

The members of the Penny family (majority stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. A total of 18,824,908 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

Shares issued and outstanding

The following table summarizes Common Stock transactions for fiscal years 2004, 2005 and 2006:

	Common Shares Issued and Outstanding

(in thousands)	Class A	Class B	Treasury

Balance, March 31, 2003	45,966	19,015	(93)
Options Exercised	2,889	--	--
Class B stock converted to Class A	4,274	(4,274)	--
Warrants Exercised	97	--	--

Balance, March 31, 2004	53,226	14,742	(93)

Options Exercised	324	--	--
Shares sold under Employee Stock Purchase Plan	24	--	--
Warrants Exercised	266	--	--
Restricted Stock Grant	400	--	--

Balance, March 31, 2005	54,240	14,742	(93)

Options Exercised	918	--	--
Shares sold under Employee Stock Purchase Plan	55	--	--
Warrants Exercised	369	--	--
Restricted Stock Grant	26	--	--

Balance, March 31, 2006	55,608	14,742	(93)

Note 9. Employee Benefit Plans:

401(k) Benefit Plan

The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $1.0 million, $1.2 million and $1.2 million for fiscal 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

The Company maintains a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Class A Common Stock for 85% of the average of the high and low reported sales prices at specified dates. There are 517,950 shares authorized under the stock purchase plan with 150,915 available for issuance as of March 31, 2006. The weighted average purchase price of shares purchased under the plan in fiscal 2006 was $3.78.

Employee Stock Incentive Plan

In October 1995, the Company adopted a stock incentive plan (the “1995 SIP Plan”) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company and advisory board members and consultants. No stock awards were issued in fiscal 2006, 2005 or 2004.

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

In September 2004 shareholders approved the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, stock appreciation rights and performance share awards to selected officers, employees, and non-employee directors of the Company.

On February 24, 2006, the Company accelerated the vesting of approximately 1.4 million unvested "out of the money" stock options with exercise prices greater than $6.50 per share which were held by current employees and certain executive officers of the Company. The immediate vesting included a restriction on the resale of the underlying shares of common stock. Under SFAS 123R, the Company will be required to recognize the expense associated with its outstanding unvested stock options beginning in the first quarter of fiscal year 2007. The acceleration of vesting was made to reduce compensation expense that otherwise would be recorded in future periods.

In January 2006 and January 2005 the Company granted 26,100 and 400,000 shares of restricted stock awards under the Westell Technologies, Inc. 2004 Stock Incentive Plan. Vesting of restricted stock is subject to continued employment with the Company. The restricted stock award granted in 2006 will vest in full on March 31, 2007. The restricted stock awards granted in 2005 will vest in full on June 1, 2008 with the exception of 20,000 restricted stock awards that will vest on March 31, 2007 subject to continued services to the Company on that date. Each restricted stock award is subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The Company recognizes compensation expense on a straight-line basis over the vesting period based on the market value of Westell Technologies stock on the date of grant. The market value of the restricted stock awarded in fiscal year 2006 was $4.73. The Company recorded $849,000 and $206,000 of expense in fiscal year 2006 and 2005, respectively, related to these grants.

Under the Company’s 2004 SIP Plan, the 1995 SIP Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1997 Director Option Plan (“all stock plans”), 18,500,000 shares were authorized and there were 4.3 million shares available for further issuance at March 31, 2006. The stock option activity under all stock plans is as follows:

	2006		2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of year	10,427,415	$ 5.53	9,536,685	$ 5.37	11,532,799	$ 4.60
Granted	302,000	4.64	1,480,700	6.61	1,326,100	7.01
Exercised	(917,808)	2.12	(323,425)	2.96	(2,889,311)	2.84
Expired	--	--	--	--	--	--
Canceled	(610,435)	6.46	(266,545)	9.07	(432,903)	6.82

Outstanding – end of year	9,201,172	$ 5.78	10,427,415	$ 5.53	9,536,685	$ 5.37

The exercise price of the stock options granted is generally established at the market price on the date of the grant. The Company has reserved Class A Common Stock for issuance upon exercise of these options granted.

In computing the fair value of stock options granted as disclosed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal year 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility	89%	95%	98%
Risk-free interest rate	3.9%	3.7%	2.8%
Expected life in years	5	5	7
Expected dividend yield	0.0%	0.0%	0.0%

Options granted to employees’ vest over a period from two to five years, upon the earlier of the achievement of company and individual goals established, or 8 years. The weighted average fair value of the options granted during the years ended March 31, 2006, 2005 and 2004 were $4.64, $6.61 and $7.01, respectively.

The following table summarizes information about all stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding As of 3/31/2006	Remaining Life	Weighted- Average Exercise Price	Number Exercisable As of 3/31/2006	Weighted Average Exercise Price

$ 1.07-1.95	2,403,482	5.67	$ 1.51	1,559,707	$ 1.56
2.00-4.37	2,015,055	5.57	2.98	1,318,199	2.87
4.38-6.71	2,764,700	5.02	5.95	2,221,875	6.17
6.76-21.44	1,941,485	4.76	12.70	1,911,485	12.78
21.44-36.18	76,450	3.93	31.50	76,450	31.50

$ 1.07-36.18	9,201,172	5.24	$ 5.78	7,087,716	$ 6.60

Note 10. Deferred Compensation:

The Company has a deferred compensation program with it’s Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.3 million and $618,000 of cash has been funded into the rabbi trust as of March 31, 2006 and March 31, 2005 respectively. The Company has recorded a $1.9 million and $1.3 million long-term liability to accrue for the deferred compensation liability as of March 31, 2006 and March 31, 2005, respectively. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2006.

Note 11. Sale of Product Line:

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million and an intangible write off of $439,000. Revenue and pre-tax income of this product line were insignificant in fiscal 2004.

The Company evaluated FIN 46R Consolidation of Variable Interest Entities and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

2006
Revenues	$ 238,101	$ 45,070	$ 283,171
Operating income	16,103	6,198	22,301
Depreciation and amortization	6,739	2,737	9,476
Total assets	174,131	17,682	191,813

2005
Revenues	$ 225,865	$ 44,398	$ 270,263
Operating income	17,599	9,022	26,621
Depreciation and amortization	5,565	3,644	9,209
Total assets	160,416	19,674	180,090

2004
Revenues	$ 190,440	$ 45,299	$ 235,739
Operating income	16,564	5,891	22,455
Depreciation and amortization	5,345	3,979	9,324
Total assets	109,493	20,288	129,781

Enterprise-wide Information

The Company’s revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2006, 2005 and 2004.

Significant Customers and Concentration of Credit:

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,

	2006	2005	2004

Verizon	50.7%	51.9%	42.8%
BellSouth	17.9	16.7	18.0
AT&T	7.9	8.3	13.1

Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,

	2006	2005

Verizon	42.8%	51.0%
BellSouth	15.8	10.0
AT&T	12.4	14.0

Geographic Information

The Company's financial information by geographic area was as follows for the years ended March 31:

(in thousands)	Domestic	International	Total

2006
Revenues	$ 275,631	$ 7,540	$ 283,171
Operating income (loss)	23,546	(1,245)	22,301
Identifiable assets	187,766	4,047	191,813

2005
Revenues	$ 261,907	$ 8,356	$ 270,263
Operating income (loss)	26,627	(6)	26,621
Identifiable assets	175,908	4,182	180,090

2004
Revenues	$ 229,422	$ 6,317	$ 235,739
Operating income (loss)	25,261	(2,806)	22,455
Identifiable assets	127,188	2,593	129,781

International identifiable assets and operating loss are related to Westell Ltd., which is located in the United Kingdom and Conference Plus Global Services, Ltd., which is located in Dublin, Ireland.

Note 13. Restructuring charge:

The Company recognized restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of March 31, 2006 no amounts remain unpaid.

The Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus due to product performance issues at Westell Limited that caused a workforce reduction of approximately 5 employees. In the quarter ended March 31, 2005, $248,000 of these charges were reversed as the Company was able to resolve these performance issues. As of March 31, 2006 no amounts remain unpaid.

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of March 31, 2006, $107,000 of these accrued costs remain unpaid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation (see footnote 1). The Company is currently implementing a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimates the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $300,000. Approximately 17 employees are estimated to be impacted by this plan. All terminations are expected to be completed by the second quarter of fiscal year 2007. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of March 31, 2006, $8,000 of these costs have been paid leaving an unpaid balance of $292,000.

The restructuring charges and their utilization are summarized as follows:

	Employee related	Legal, other and facility costs	Total

Accrued at March 31, 2003	$ 769	$ 2,076	$ 2,845
Charged	698	--	698
Utilized	769	845	1,614

Accrued at March 31, 2004	698	1,231	1,929

Reversal	261	532	793
Utilized	437	511	948

Accrued at March 31, 2005	0	188	188

HyperEdge acquisition	300	--	300
Charged	398	45	443
Utilized	327	205	532

Accrued at March 31, 2006	371	28	399

Note 14. Other income, net:

Other income, net for the years ended March 31, 2006, 2005 and 2004 was primarily due to interest income and unrealized gains and losses on intercompany balances denominated in foreign currency.

Note 15. Earnings Per Share:

	Year ended March 31,

(in thousands, except per share amounts)	2006	2005	2004

Basic Earnings per Share:
Net income	$12,847	$ 39,694	$ 34,877
Average basic shares outstanding	69,938	68,473	66,858
Basic net income per share	$ 0.18	$ 0.58	$ 0.52

Diluted Earnings per Share:
Net income	$12,847	$ 39,694	$ 34,877
Average basic shares outstanding	69,938	68,473	66,858
Effect of dilutive securities: stock options and warrants	1,684	2,569	3,809

Average diluted shares outstanding	71,622	71,042	70,667

Diluted net income per share	$ 0.18	$ 0.56	$ 0.49

The Company had 4.6 million, 3.9 million and 1.0 million options outstanding as of March 31, 2006, 2005 and 2004, respectively which were not included in the computation of average diluted shares outstanding as they were antidilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Year	Net Additions Charged to Costs and Expenses		Acquired	Deductions		Balance at End of Year

2006
Accounts receivable allowances	$ 278	$ (16)	(2)	$ 25	$ (41)		$ 246
Reserve for excess and obsolete inventory	5,132	707		502	(2,513)	(4)	3,828
Deferred tax assets valuation allowance	8,060	786		629	--		9,475
Reserve for returns	70	235		--	(270)		35

2005
Accounts receivable allowances	$ 662	$ (298)	(2)	--	$ (86)	(1)	$ 278
Reserve for excess and obsolete inventory	5,755	(14)	(3)	--	(609)	(4)	5,132
Deferred tax assets valuation allowance	35,360	(27,300)	(5)	--	--		8,060
Reserve for returns	140	117			(187)		70

2004
Accounts receivable allowances	$ 905	$ 179		--	$ (422)	(1)	$ 662
Reserve for excess and obsolete inventory	5,775	1,315		--	(1,335)	(4)	5,755
Deferred tax assets valuation allowance	58,932	(23,572)	(5)	--	--		35,360
Reserve for returns	210	395		--	(465)		140

(1)	Accounts written off, net of recoveries
(2)	This item represents a net reserve reversal.
(3)	Includes a $0.6 million reversal of excess and obsolete inventory reserve, as the Company was able to sell inventory at its Westell Limited subsidiary that had been reserved at March 31, 2004.
(4)	Inventory scrapped against inventory reserves
(5)	Reversal of deferred tax asset valuation allowance