Form 10-Q
period 2006-06-30
WESTELL TECHNOLOGIES INC
filed 2006-08-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-27266

Westell Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154957
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

750 N. Commons Drive, Aurora, IL	60504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(630) 898-2500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 24, 2006:

Class A Common Stock, $0.01 Par Value – 55,716,175 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets	3
•	As of June 30, 2006 (unaudited) and March 31, 2006

Consolidated Statements of Operations (unaudited)	4
•	Three months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited)	5
•	Three months ended ended June 30, 2006 and 2005

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risks	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1a. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Safe Harbor Statement

Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate” or derivatives thereof and other words of similar meaning, are forward-looking statements. Such forward-looking statements include risks and uncertainties, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” set forth in Westell Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Our actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share and per share amounts)	June 30, 2006	March 31, 2006

Current assets:	(unaudited)
Cash and cash equivalents	$ 44,237	$ 40,928
Investments	1,923	1,287
Accounts receivable (net of allowance of $278, and $246 respectively)	27,542	30,121
Inventories	25,776	23,918
Prepaid expenses and other current assets	3,537	3,607
Deferred income tax asset	7,540	7,540

Total current assets	110,555	107,401

Property and equipment:
Machinery and equipment	45,538	45,347
Office, computer and research equipment	26,134	26,282
Leasehold improvements	8,932	8,811

	80,604	80,440
Less accumulated depreciation and amortization	66,906	66,157

Property and equipment, net	13,698	14,283

Goodwill	10,613	10,613
Intangibles, net	7,294	7,866
Deferred income tax asset and other assets	49,993	51,650

Total assets	$ 192,153	$ 191,813

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2006	March 31, 2006

Current liabilities:	(unaudited)
Accounts payable	$ 14,247	$ 14,880
Accrued expenses	7,059	6,926
Accrued compensation	5,687	8,280
Deferred revenue	734	722
Current portion of long-term debt	42	51

Total current liabilities	27,769	30,859
Long-term debt	5	10
Other long-term liabilities	829	829

Total liabilities	28,603	31,698
Minority interest	2,905	2,839
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 55,711,375 shares at June 30, 2006 and 55,607,834 shares at March 31, 2006	557	556
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,741,872 shares at June 30, 2006 and March 31, 2006	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding – none	--	--
Deferred compensation	--	(1,751)
Additional paid-in capital	391,652	392,843
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	(110)	(241)
Accumulated deficit	(231,354)	(234,031)

Total stockholders' equity	160,645	157,276

Total liabilities and stockholders' equity	$ 192,153	$ 191,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unauditied)

	Three Months Ended June 30

	2006	2005

Equipment sales	$ 53,554	$ 63,736
Services	11,822	11,905

Total revenues	65,376	75,641

Cost of equipment sales	37,741	47,134
Cost of services	5,903	5,864

Total cost of goods sold	43,644	52,998

Gross margin	21,732	22,643
Operating expenses:
Sales and marketing	7,151	6,170
Research and development	5,697	4,657
General and administrative	4,652	4,354
Intangible amortization	415	324

Total operating expenses	17,915	15,505

Operating income	3,817	7,138

Other income (expense), net	668	(178)
Interest expense	(1)	(4)

Income before minority interest and income taxes..............	4,484	6,956
Income taxes	1,745	2,713
Minority interest	62	94

Net income	$ 2,677	$ 4,149

Net income per common share:
Basic	$ 0.04	$ 0.06

Diluted	$ 0.04	$ 0.06

Weighted average number of common shares outstanding:
Basic	70,378	69,124

Diluted	71,049	71,566

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unauditied)

	Three months ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$ 2,677	$ 4,149
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,085	2,558
Gain on sale of fixed assets	(45)	(130)
Restructuring	(130)	(98)
Deferred Taxes	1,628	1,417
Minority interest	62	94
Stock based compensation	345	--
Excess tax benefit related to stock based compensation	(39)	--
Tax benefit received on stock option exercises	--	1,103
Changes in assets and liabilities:
Accounts receivable	2,579	(3,507)
Inventory	(1,858)	2,496
Prepaid expenses and other current assets	246	261
Other assets	29	(15)
Accounts payable and accrued expenses	(313)	(240)
Accrued compensation	(2,593)	(3,971)

Net cash provided by operating activities	4,673	4,117

Cash flows from investing activities:
Purchases of property and equipment	(928)	(727)
Proceeds from the sale of equipment	45	130
Purchase of investments	(636)	(673)
Acquisition of a business	(176)	--

Net cash used in investing activities	(1,695)	(1,270)

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(14)	(144)
Proceeds from stock purchase, option plans and warrants	216	1,544
Tax benefit received on stock option exercises	39	--

Net cash provided by financing activities	241	1,400

Effect of exchange rate changes on cash	90	28
Net increase in cash	3,309	4,275
Cash and cash equivalents, beginning of period	40,928	26,350

Cash and cash equivalents, end of period	$ 44,237	$ 30,625

The accompanying notes are an integral part of these Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at June 30, 2006 and for all periods presented. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 ("fiscal year 2007").

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,

(in thousands, except per share amounts)	2006	2005

Basic Earnings per Share:
Net income	$ 2,677	$ 4,149
Average basic shares outstanding	70,378	69,124
Basic net income per share	$ 0.04	$ 0.06

Diluted Earnings per Share:
Net income	$ 2,677	$ 4,149
Average basic shares outstanding	70,378	69,124
Effect of dilutive securities: stock options and warrants	671	2,442

Average diluted shares outstanding	71,049	71,566

Diluted net income per share	$ 0.04	$ 0.06

Options to purchase 5,846,334 and 3,489,051 shares of common stock for the three months ended June 30, 2006 and June 30, 2005, respectively were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year as well as other non financial covenants. The Company was in compliance with these covenants on June 30, 2006 and expects to comply with these covenants for the term of the debt. There was nothing outstanding under this facility at June 30, 2006.

Note 4. Restructuring Charge

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of June 30, 2006, $415,000 of these costs have been paid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. The Company is currently implementing a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimates the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $300,000. Approximately 17 employees are estimated to be impacted by this plan. All terminations are expected to be completed by the second quarter of fiscal year 2007. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of June 30, 2006, $59,000 of these costs have been paid leaving an unpaid balance of $241,000.

The restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee related	Legal, other and facility costs	Total

Accrued at March 31, 2006	$ 371	$ 28	$ 399
Charged	--	--	--
Utilized	130	--	130

Accrued at June 30, 2006	$ 241	$ 28	$ 269

Note 5. Interim Segment Information

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three month periods ended June 30, 2005 and 2006 are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

Three months ended June 30, 2005
Revenues	$ 63,736	$ 11,905	$ 75,641
Operating income	5,468	1,670	7,138
Depreciation and amortization	1,751	807	2,558
Total assets	164,128	18,886	183,014

Three months ended June 30, 2006
Revenues	$ 53,554	$ 11,822	$ 65,376
Operating income	2,356	1,461	3,817
Depreciation and amortization	1,522	563	2,085
Total assets	174,296	17,857	192,153

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended June 30,

(in thousands)	2006	2005

Operating income	$ 3,817	$ 7,138
Other income (expense), net	668	(178)
Interest expense	(1)	(4)

Income before income taxes and minority interest	$ 4,484	$ 6,956

Note 6. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended June 30,

(in thousands)	2006	2005

Net income	$ 2,677	$ 4,149
Other comprehensive income Foreign currency translation adjustment	131	260

Comprehensive Income	$ 2,808	$ 4,409

Note 7. Inventories

The components of inventories are as follows:

	June 30,	March 31,

(in thousands)	2006	2006

Raw material	$ 19,746	$ 16,982
Work in process	66	312
Finished goods	9,648	10,452
Reserve for excess and obsolete inventory and net realizable value	(3,684)	(3,828)

$ 25,776	$ 23,918

Note 8. Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company previously used.

On April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. As a result, the Company’s income before income taxes for the three months ended June 30, 2006 is $295,000 lower than if it had continued to account for share-based compensation under APB No. 25. The $295,000 of expense is inclusive of a $62,000 reduction of expense resulting from the application of an estimated forfeiture rate to its existing unvested awards which is included in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2006. The Company previously recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R on a straight-line basis over the service period of the award, unless the award has a performance condition in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25 and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net earnings as if the fair value based method had been applied to all awards are as follows:

Three months ended June 30,

(in thousands, except per-share amounts)	2005

Net income, as reported	$ 4,149
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	126
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(853)

Pro forma net income	$ 3,422
Earnings per common share:
As reported	$ 0.06
Pro forma	$ 0.05
Earnings per common share, assuming dilution:
As reported	$ 0.06
Pro forma	$ 0.05

On February 24, 2006, the Company accelerated the vesting of approximately 1.4 million unvested "out of the money" stock options held by current employees and certain executive officers of the Company. No options were accelerated for board members or the Chief Executive Officer. The immediate vesting included a restriction on the resale of the underlying shares of common stock. The acceleration of vesting was made to reduce compensation expense that otherwise would be recorded in future periods. For pro forma disclosure purposes, these options were treated as if they were expensed in the fourth quarter of fiscal 2006.

Non-qualified stock options

Stock options granted by the Company generally have an exercise price that is equal to the fair value of the

Company’s stock on the grant date. Options vest over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or 8 years. The Company recorded expense of $228,000 in the three month period ended June 30, 2006 related to stock options. The excess tax benefit of $39,000 was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Total cash received from options exercised was $123,000 and $1.5 million in the three months ended June 30, 2006 and 2005, respectively. The option activity for the three months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on March 31, 2006	9,201,172	$ 5.78	5.3
Granted	92,800	2.79
Exercised	(72,450)	1.69		99
Expired	--	--
Forfeited	(216,301)	3.57

Outstanding on June 30, 2006	9,005,221	5.83	5.0	1,236

Exercisable on June 30, 2006	7,388,046	6.42	4.8	859

As of June 30, 2006, there was $1.4 million pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30,

	2006	2005

Expected volatility	67%	89%
Risk-free interest rate	4.6%	3.8%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Non-qualified subsidiary stock options

The Company’s Conference Plus subsidiary has a stock option plan for the purchase of Conference Plus stock. Stock options granted under this plan have an exercise price that is equal to the fair value of Conference Plus stock on the grant date. Options can not be exercised until the earliest of the following to occur; an initial public offering, a spin off, a change in control of Conference Plus, or the fifth anniversary of the option grant date. The Company recorded expense of $57,000 in the three month period ended June 30, 2006 related to these stock options. The option activity for the three months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on March 31, 2006	2,015,304	$ 1.65	6.2
Granted	--	--
Exercised	--	--		--
Expired	--	--
Forfeited	(39,126)	1.79

Outstanding on June 30, 2006	1,976,178	1.65	6.00	327

Exercisable on June 30, 2006	377,358	1.14	2.5	253

As of June 30, 2006, there was $408,000 pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended June 30,

2005

Expected volatility	50%
Risk-free interest rate	3.6%
Expected life	7 years
Expected dividend yield	0.0%

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. Restricted stock awards granted in fiscal year 2006 will vest in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 will vest in full on June 1, 2008 with the exception of 20,000 awards that will vest on March 31, 2007. Each restricted stock award is subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The Company recognizes compensation expense on a straight-line basis over the vesting period based on the market value of Westell Technologies stock on the date of grant. The Company recorded $50,000 and $206,000 of expense in the three months ended June 30, 2006 and 2005, respectively, related to these grants. The following table sets forth restricted stock activity for the three months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of March 31, 2006	426,100	6.58
Granted	--	--
Vested	--	--
Forfeited	(60,000)	6.71

Outstanding as of June 30, 2006	366,100	6.56

As of June 30, 2006, there was $1.3 million of unrecognized compensation expense related to restricted stock expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

There were 31,091 and 17,260 shares of common stock purchased under the employee stock purchase plan (ESPP) on June 30, 2006 and 2005, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. The Company recorded $10,000 of expense in the three months ended June 30, 2006 related to stock purchased under this plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and the employee stock purchase plan during the first quarter of fiscal 2007:

(in thousands)	Three months ended June 30, 2006
Cost of equipment sales	$ 101
Cost of services	17
Sales and marketing	(14)
Research and development	90
General and administrative	151

Stock-based compensation expense	345
Income tax benefit	136

Total stock-based compensation expense after taxes	$ 209

Note 9. Warranty Reserve

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

	Three months ended June 30,

(in thousands)	2006	2005

Total product warranty reserve at the beginning of the period	$ 1,776	$ 1,806
Warranty expense	346	548
Adjustments	--	--
Deductions	318	(509)

Total product warranty reserve at the end of the period	$ 1,804	$ 1,845

Note 10. Deferred Compensation

The Company has a deferred compensation program with its Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.9 million of cash has been funded into the rabbi trust as June 30, 2006. The Company has recorded a $2.1 million long-term liability to accrue for the deferred compensation liability as of June 30, 2006. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2006.

Note 11. Sale of Product Line:

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.4 million as of June 30, 2006. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN 46R Consolidation of Variable Interest Entities and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter and reduced the liability to $200,000 in the quarter ended June 30, 2006 based on Enginuity operating performance and current status of the guaranteed debt obligation.

Note 12. Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $649,000 in estimated transaction costs, including costs for employee severance. The Company paid $176,000 of transaction costs consisting of legal fees and accounting fees for intangible valuation in the quarter ended June 30 2006. The acquisition was accounted for using the purchase method of accounting in accordance with

SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The purchase price allocation for HyperEdge has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition and the completion of integration plans.

Note 13. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No 48, "Accounting for Uncertainty in Income taxes__an interpretation of FASB Statement No. 109." Fin. No 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN no 48 is effective for annual periods beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN no. 48 will have on its financial condition and results of operations, which will be required to be adopted in the June 30, 2007 quarter.

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

The equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

Customer Networking Equipment (CNE): Westell’s family of broadband products enable the delivery of VoIP voice, video / IPTV and high-speed data over local telephone lines. The CNE broadband products allow telecommunications companies to provide media-rich broadband services regardless of whether the telephone company is using their existing copper infrastructure or newly installed fiber to the curb (FTTC) or fiber to the home (FTTH) infrastructure. The Company’s broadband products using both wired Ethernet and wireless 802.11b/g networking technologies enable residential, small business and Small Office Home Office (SOHO) users to establish networks which provide for multiple computers, telephones and other devices to access the Internet simultaneously. Digital Subscriber Lines (ADSL2+), VDSL2 and fiber enabled products make up the majority of the revenue in this product group.

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

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. The Company expects average selling prices on its VersaLink TM and modem products to decline 20% or less in fiscal year 2007.

On November 18, 2005, SBC (now AT&T Inc.) acquired AT&T Corp. In the fiscal year ended March 31, 2006, sales to AT&T Inc. generated approximately 7.9% of the Company's total revenues, 0.5% in the equipment segment (primarily NSA products excluding sales made to AT&T Inc. through minority business enterprises) and 7.4% for the services segment. The largest customer of Conference Plus is AT&T Inc. which offers services similar to Conference Plus. The Company is unable to predict at this time how the merger will impact the Company's results of operations in the future.

On July 21, 2006 AT&T Inc. and BellSouth stockholders approved the acquisition of BellSouth by AT&T. The merger is subject to approval of regulatory authorities and is subject to other customary closing conditions. The merger is expected to close in 2007. BellSouth is the Company’s second largest customer. The Company is unable to predict at this time how the merger will impact the Company’s results from operations in the future.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing and technical suuport by approximately 25% in fiscal year 2007 compared to fiscal year 2006 to take advantage of these market opportunities. In view of the Company’s reliance on the broadband CPE for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment manufacturing segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets, converged capabilities and higher complexity. The Company has introduced products including the Westell MediaStations TM, UltraLineTM , ProLine TM VersaLink TM and TriLink TM, which are targeted at the broadband access, home networking, small office/home office (SOHO) and small business markets. The Company continues to support the multimedia always-on-broadband appliance gateway product Verizon One. The Company has multiple evaluations and is entering trials for TriLink TM, TriLink TM IMS, UltraLineII TM and the Westell MediaStation TM, a variation of the Verizon One product. The Company continues to focus on expanding existing and new products into the international market consisting primarily of Europe and Canada.

The Company expects the overall NSA market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenue. The Company acquired 100% of the common stock of HyperEdge Corporation, on December 29, 2005 with the goal of strengthening its position in the NSA market. With the addition of HyperEdge the Company hopes to increase its market share in mountings and NIU’s. The Company also plans to invest in new product areas to complement wireless and fiber applications.

Results of Operations

The Company adopted SFAS No. 123R on April 1, 2006 using the modified prospective method. As a result, the Company’s income before income taxes for the three months ended June 30, 2006 is $295,000 lower due to the adoption of this statement. See Note 8 to the consolidated financial statements for further discussion on stock based compensation.

Revenues	Three months ended June 30,

(in thousands)	2006	%	2005	%	Change

Consolidated revenue	$ 65,376	100%	$ 75,641	100%	$ (10,265)
Equipment revenue:
CNE	39,502	60.4%	53,044	70.1%	(13,542)
NSA	14,052	21.5%	10,692	14.2%	3,360
Total equipment revenue	53,554	81.9%	63,736	84.3%	(10,182)
Services revenue	11,822	18.1%	11,905	15.7%	(83)

CNE revenue decreased due to a 24% decrease in average selling price per unit in the three month period ended June 30, 2006 compared to June 30, 2005. In the three month period ended June 30, 2006, VersaLink product represented 12% of unit sales compared to 37% in the three month period ended June 30, 2005. The VersaLink product has a higher average sell price per unit than modems. Overall unit sales declined 1% in the three month period ended June 30, 2006 compared to June 30, 2005. NSA revenue increased due to the acquisition of HyperEdge, which occurred in December of 2005. Revenue in the services segment was relatively flat in the three month period ended June 30, 2006 and 2005.

Gross Margin	Three months ended June 30,

	2006	2005	Change

Consolidated Margin	33.2%	29.9%	3.3%
Equipment Margin	29.5%	26.0%	3.5%
Service Margin	50.1%	50.7%	(0.6)%

Gross margin increased as a percent of revenue in the equipment segment primarily due to a higher mix of NSA revenue resulting from the acquisition of HyperEdge in the three months ended June 30, 2006 compared to June 30, 2005. The CNE margin improved in the quarter ended June 30, 2006 compared to the same period last year due to cost reductions in the ProlineTM and VersalinkTM products. Margins in the services segment declined slightly due to higher overhead costs relating to third party Web products.

Sales and Marketing	Three months ended June 30,

(in thousands)	2006	2005	Change

Consolidated sales and marketing expense	$ 7,151	$ 6,170	$ 981
Equipment sales and marketing expense	4,779	4,017	762
Services sales and marketing expense	2,372	2,153	219

The sales and marketing expense increase in the equipment segment was due to less billable warranty repair work and higher product certification expense in the current period compared to the same periods last year. Sales and marketing expense increased in the Company’s services segment in the three month ended June 30, 2006 compared to the same period last year due primarily to a 10% increase in employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended June 30,

(in thousands)	2006	2005	Change

Consolidated research and development expense	$ 5,697	$ 4,657	$ 1,040
Equipment research and development expense	5,226	4,200	1,026
Services research and development expense	471	457	14

Engineering expenses have increased in the first quarter end June 30, 2006 compared to the same periods in fiscal year 2006 due to a 15% increase in the number of employees resulting in $356,000 more compensation and related expenses and an increase in external consulting expense of $495,000. The increase in engineering consulting and employees was primarily to support the development of the Verizon One and video transport products and to a lesser extent the acquisition of HyperEdge. The Company believes that research and development expenses will increase in fiscal year 2007 as the Company continues to focus on VoIP, in-premise networking, wireless/wireline convergence including IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence), video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications.

General and Administrative	Three months ended June 30,

(in thousands)	2006	2005	Change

Consolidated general and administrative expense	$ 4,652	$ 4,354	$ 298
Equipment general and administrative expense	3,019	2,579	440
Services general and administrative expense	1,633	1,775	(142)

The increase in general and administrative expense in the equipment segment in the first quarter end June 30, 2006 compared to the same periods in fiscal year 2006 is due primarily to a $256,000 in fee paid to an executive search firm for the purpose of conducting a search for the successor CEO. The decrease in general and administrative expense in the services segment in the first quarter end June 30, 2006 compared to the same periods in fiscal year 2006 is due primarily to less administrative employees in the current period.

Intangible amortization Intangible amortization was $415,000 and $324,000 for the three months ended June 30, 2006 and 2005, respectively. The intangibles consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc. and product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition.

Other income(expense), net Other income(expense), net was income of $668,000 and expense of $178,000 in the three months ended June 30, 2006 and 2005, respectively. Interest income was higher in the June 30, 2006 quarter compared to the June 30, 2005 quarter due to higher cash balances on hand in addition to higher interest rates. The June 30, 2005 quarter contained $375,000 of expense for unrealized losses on intercompany balances denominated in foreign currency.

Interest expense Interest expense decreased to $1,000 in the three months ended June 30, 2006 from $4,000 in the three months ended June 30, 2005. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $1.7 million and $2.7 million of income tax expense based on an estimated tax rate of 39% in the three ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”. The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes and for other general corporate purposes.

The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on June 30, 2006 and expects to comply with these covenants for the term of the debt.

At June 30, 2006, the Company had $44.2 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At June 30, 2006, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company’s operating activities generated cash of $4.7 million in the three month period ended June 30, 2006. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization in both segments and reductions in accounts receivable and deferred taxes offset in part by a reduction in accrued compensation in both segments and an increase in inventory in the equipment segment.

The Company’s investing activities used $1.7 million for the three month period ended June 30, 2006. Capital expenditures for the three month period ended June 30, 2006 were $928,000. The capital expenditures in the equipment segment were $667,000 and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $261,000. These expenditures were primarily for computer and telecom bridge equipment.

At June 30, 2006 the Company’s principle sources of liquidity were $44.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the next twelve months.

The Company had deferred tax assets of approximately $66.4 million at June 30, 2006. The Company has recorded a valuation allowance reserve of $9.5 million to reduce the recorded net deferred tax asset to $56.9 million.

The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and tax planning strategies by specific jurisdiction to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) using the fair value of awards at grant date and recognizing compensation expense over the vesting period of the award. The determination of fair value of share-based awards at the grant date requires several assumptions including expected stock volatility, risk-free interest rate, expected option term and expected forfeitures of awards. See footnote 8 for more detailed information on these assumptions. For a description of our other critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $25,000 in additional other expense based on the ending intercompany balance outstanding at June 30, 2006 that is expected to repaid in the foreseeable future. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling and the Euro. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in foreign currency rates.

As of June 30, 2006, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $110,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s risk is the potential increase in interest expense arising from adverse changes in interest rates. The Company’s debt consisted primarily of term notes and capital leases. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 3.5% to approximately 3.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $1,000 per annum in additional interest expense based on the average debt borrowed during the twelve months ended June 30, 2006. . The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1 Second Amended and Restated Credit Agreement

Exhibit 10.2 Amended and Restated Guaranty and Collateral Agreement

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

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 9, 2006	By: /s/ E. VAN CULLENS
E. VAN CULLENS
Chief Executive Officer

By: /s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer