Form 10-Q
period 2006-09-30
WESTELL TECHNOLOGIES INC
filed 2006-11-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-27266

Westell Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 N. Commons Drive, Aurora, IL	60504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(630) 898-2500

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of a October 24, 2006:

Class A Common Stock, $0.01 Par Value – 55,680,773 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Consolidated Balance Sheets		3
-	As of September 30, 2006 (unaudited) and March 31, 2006

Consolidated Statements of Operations (unaudited)		4
-	Three and six months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited)		5
-	Three and six months ended ended September 30, 2006 and 2005

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risks	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share and per share amounts)	September 30, 2006	March 31, 2006
Current assets:	(unaudited)
Cash and cash equivalents	$ 66,092	$ 40,928
Investments	1,950	1,287
Accounts receivable (net of allowance of $285, and $246 respectively)	22,594	30,121
Inventories	24,145	23,918
Prepaid expenses and other current assets	3,498	3,607
Deferred income tax asset	7,540	7,540
Total current assets	125,819	107,401
Property and equipment:
Machinery and equipment	45,720	45,347
Office, computer and research equipment	26,903	26,282
Leasehold improvements	8,941	8,811
	81,564	80,440
Less accumulated depreciation and amortization	68,555	66,157
Property and equipment, net	13,009	14,283
Goodwill	10,613	10,613
Intangibles, net	6,780	7,866
Deferred income tax asset and other assets	47,604	51,650
Total assets	$ 203,825	$ 191,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	March 31, 2006
Current liabilities:	(unaudited)
Accounts payable	$ 18,151	$ 14,880
Accrued expenses	7,549	6,926
Accrued compensation	8,755	8,280
Deferred revenue	745	722
Current portion of long-term debt	33	51
Total current liabilities	35,233	30,859
Long-term debt	--	10
Other long-term liabilities	829	829
Total liabilities	36,062	31,698
Minority interest	2,953	2,839
Stockholders’ equity:
Class A common stock, par $0.01	557	556
Authorized – 109,000,000 shares
Issued and outstanding – 55,677,173 shares at September 30, 2006 and 55,607,834 shares at March 31, 2006
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,741,872 shares at September 30, 2006 and March 31, 2006
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Deferred compensation	--	(1,751)
Additional paid-in capital	392,170	392,843
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	(70)	(241)
Accumulated deficit	(227,747)	(234,031)
Total stockholders’ equity	164,810	157,276
Total liabilities and stockholders’ equity	$ 203,825	$ 191,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unauditied)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Equipment sales	$ 60,026	$ 55,127	$ 113,580	$ 118,863
Services	11,773	11,189	23,595	23,094
Total revenues	71,799	66,316	137,175	141,957

Cost of equipment sales	42,110	40,075	79,851	87,209
Cost of services	5,950	5,782	11,853	11,646
Total cost of goods sold	48,060	45,857	91,704	98,855

Gross margin	23,739	20,459	45,471	43,102
Operating expenses:
Sales and marketing	7,306	5,987	14,457	12,157
Research and development	6,252	4,975	11,949	9,632
General and administrative	4,506	4,164	9,158	8,518
Intangible amortization	415	324	830	648
Total operating expenses	18,479	15,450	36,394	30,955
Operating income	5,260	5,009	9,077	12,147

Other income, net	772	192	1,440	14
Interest expense	(1)	(5)	(2)	(9)
Income before minority interest and income taxes	6,031	5,196	10,515	12,152
Income taxes	2,376	2,115	4,121	4,828
Minority interest	48	58	110	152
Net income	3,607	3,023	6,284	7,172

Net income per common share:
Basic	$ 0.05	$ 0.04	$ 0.09	$ 0.10
Diluted	$ 0.05	$ 0.04	$ 0.09	$ 0.10
Weighted average number of common shares outstanding:
Basic	70,399	70,097	70,388	69,610
Diluted	70,927	71,584	71,133	71,497

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unauditied)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 6,284	$ 7,172
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,222	5,079
Loss on sale of fixed assets	(48)	(130)
Restructuring	(181)	(153)
Deferred Taxes	4,003	3,530
Minority interest	110	152
Stock based compensation	823	412
Excess tax benefit related to stock based compensation	(39)	--
Tax benefit received on stock option exercises	--	1,260
Changes in assets and liabilities:
Accounts receivable	7,527	2,640
Inventory	(227)	7,633
Prepaid expenses and other current assets	221	(804)
Other assets	43	(132)
Accounts payable and accrued expenses	4,175	(6,139)
Accrued compensation	475	(1,854)
Net cash provided by operating activities	27,388	18,666

Cash flows from investing activities:
Purchases of property and equipment	(1,862)	(2,168)
Proceeds from the sale of equipment	48	130
Purchase of investments	(663)	(677)
Acquisition of a business	(112)	--
Net cash used in investing activities	(2,589)	(2,715)

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(28)	(239)
Proceeds from stock purchase, option plans and warrants	256	1,891
Tax benefit received on stock option exercises	39	--
Net cash provided by financing activities	267	1,652

Effect of exchange rate changes on cash	98	24
Net increase in cash	25,164	17,627
Cash and cash equivalents, beginning of period	40,928	26,350
Cash and cash equivalents, end of period	$ 66,092	$ 43,977

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at September 30, 2006 and for all periods presented. The results of operations for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 (“fiscal year 2007”).

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Basic Earnings per Share:
Net income	$ 3,607	$ 3,023	$ 6,284	$ 7,172
Average basic shares outstanding	70,399	70,097	70,388	69,610
Basic net income per share	$ 0.05	$ 0.04	$ 0.09	$ 0.10

Diluted Earnings per Share:
Net income	$ 3,607	$ 3,023	$ 6,284	$ 7,172
Average basic shares outstanding	70,399	70,097	70,388	69,610
Effect of dilutive securities: stock options and warrants	528	1,487	745	1,887
Average diluted shares outstanding	70,927	71,584	71,133	71,497
Diluted net income per share	$ 0.05	$ 0.04	$ 0.09	$ 0.10

Options to purchase 5,985,350 and 5,025,588 shares of common stock for the three months ended September 30, 2006 and September 30, 2005, respectively and options to purchase 5,960,272 and 4,723,041 shares of common stock for the six months ended September 30, 2006 and September 30, 2005, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum Fixed Charge

Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year as well as other non financial covenants. The Company was in compliance with these covenants on September 30, 2006 and expects to comply with these covenants for the term of the debt. There were no borrowings under this facility at September 30, 2006.

Note 4. Restructuring Charge

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of September 30, 2006, all of these costs have been paid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. The Company has implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimates the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $400,000. Approximately 20 employees were impacted by this plan. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of September 30, 2006, $182,000 of these costs have been paid leaving an unpaid balance of $218,000.

The restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee related	Legal, other and facility costs	Total
Accrued at March 31, 2006	$ 371	$ 28	$ 399
Charged	--	--	--
HyperEdge acquisition	100	--	100
Utilized	266	15	281
Accrued at September 30, 2006	205	13	218

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six month periods ended September 30, 2005 and 2006 are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total
Three months ended September 30, 2005
Revenues	$ 55,127	$ 11,189	$ 66,316
Operating income	3,679	1,330	5,009
Depreciation and amortization	1,992	736	2,728
Total assets	164,586	18,376	182,962

Three months ended September 30, 2006
Revenues	$ 60,026	$ 11,773	$ 71,799
Operating income	4,115	1,145	5,260
Depreciation and amortization	1,690	447	2,137
Total assets	185,797	18,028	203,825

Six months ended September 30, 2005
Revenues	$ 118,863	$ 23,094	$ 141,957
Operating income	9,148	2,999	12,147
Depreciation and amortization	3,536	1,543	5,079
Total assets	164,586	18,376	182,962

Six months ended September 30, 2006
Revenues	$ 113,580	$ 23,595	$ 137,175
Operating income	6,471	2,606	9,077
Depreciation and amortization	3,212	1,010	4,222
Total assets	185,797	18,028	203,825

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2006	2005	2006	2005
Operating income	$ 5,260	$ 5,009	$ 9,077	$ 12,147
Other income, net	772	192	1,440	14
Interest expense	(1)	(5)	(2)	(9)
Income before income taxes and minority interest	$ 6,031	$ 5,196	$ 10,515	$ 12,152

Note 6. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2006	2005	2006	2005
Net income	$ 3,607	$ 3,023	$ 6,284	$ 7,172
Other comprehensive income: Foreign currency translation adjustment	40	86	171	346
Comprehensive Income	$ 3,647	$ 3,109	$ 6,455	$ 7,518

Note 7. Inventories

The components of inventories are as follows:

	September 30,	March 31,
(in thousands)	2006	2006
Raw material	$ 15,243	$ 16,982
Work in process	29	312
Finished goods	12,360	10,452
Reserve for excess and obsolete inventory and net realizable value	(3,487)	(3,828)
	$ 24,145	$ 23,918

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

On April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. As a result, the Company’s income before income taxes for the three and six months ended September 30, 2006 is $277,000 and $572,000 lower than if it had continued to account for share-based compensation under APB No. 25. The $572,000 of expense is inclusive of a $62,000 reduction of expense resulting from the application of an estimated forfeiture rate to its existing unvested awards which is included in the accompanying Consolidated Statement of Operations for the six months ended September 30, 2006. The Company previously recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R over the service period of the award, unless the award has a performance condition in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

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

(in thousands, except per-share amounts)	Three months ended September 30, 2005	Six months ended September 30, 2005
Net income, as reported	$ 3,023	$ 7,172
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	129	255
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(828)	(1,681)
Pro forma net income	2,324	5,746
Earnings per common share:
As reported	$ 0.04	$ 0.10
Pro forma	$ 0.03	$ 0.08
Earnings per common share, assuming dilution:
As reported	$ 0.04	$ 0.10
Pro forma	$ 0.03	$ 0.08

On February 24, 2006, the Company accelerated the vesting of approximately 1.4 million unvested “out of the money” stock options held by current employees and certain executive officers of the Company. No options were accelerated for board members or the Chief Executive Officer. The immediate vesting included a restriction on the resale of the underlying shares of common stock. The acceleration of vesting was made to reduce compensation expense that otherwise would be recorded in future periods. For pro forma disclosure purposes, these options were treated as if they were expensed in the fourth quarter of fiscal 2006.

Non-qualified stock options

Stock options granted by the Company generally have an exercise price that is equal to the fair value of the Company’s stock on the grant date. Options vest over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or 8 years. The Company recorded expense of $218,000 and $446,000 in the three and six month periods ended September 30, 2006 related to stock options. The excess tax benefit of $39,000 was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Total cash received from options exercised was $137,000 and $1.7 million in the six months ended September 30, 2006 and 2005, respectively. The option activity for the six months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	9,201,172	$ 5.78	5.3
Granted	367,800	2.39
Exercised	(84,150)	1.63		110
Forfeited / Expired	(560,461)	5.00
Outstanding on September 30, 2006	8,924,361	5.72	5.0	1,250

Exercisable on September 30, 2006	7,248,271	6.27	4.5	1,079

As of September 30, 2006, there was $1.4 million pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended Sept. 30,
	2006	2005
Expected volatility	67%	89%
Risk-free interest rate	4.8%	3.8%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Non-qualified subsidiary stock options

The Company’s Conference Plus subsidiary has a stock option plan for the purchase of Conference Plus stock. Stock options granted under this plan have an exercise price that is equal to the fair value of Conference Plus stock on the grant date. Options can not be exercised until the earliest of the following to occur; an initial public offering, a spin off, a change in control of Conference Plus, or the fifth anniversary of the option grant date. The Company recorded expense of $55,000 and $112,000 in the three and six month periods ended September 30, 2006 related to these stock options. The option activity for the three months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	2,015,304	$ 1.65	6.2
Granted	154,750	1.81
Exercised	--	--		--
Forfeited / Expired	(88,377)	1.78
Outstanding on September 30, 2006	2,081,677	1.66	6.0	325

Exercisable on September 30, 2006	377,358	1.14	2.1	253

As of September 30, 2006, there was $352,000 pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended Sept. 30,
	2006	2005
Expected volatility	50%	50%
Risk-free interest rate	4.8%	3.7%
Expected life	7 years	7 years
Expected dividend yield	0.0%	0.0%

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. Restricted stock awards granted in fiscal year 2006 will vest in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 will vest in full on June 1, 2008 with the exception of 20,000 awards that will vest on March 31, 2007. Each restricted stock award is subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The Company recognizes compensation expense on a straight-line basis over the vesting period based on the market value of Westell Technologies stock on the date of grant. The Company recorded $200,000 and $206,000 of expense in the three months ended September 30, 2006 and 2005, respectively, and $250,000 and $412,000 of expense in the six months ended September 30, 2006 and 2005, respectively, related to these grants. The following table sets forth restricted stock activity for the six months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2006	426,100	6.58
Granted	--	--
Vested	--	--
Forfeited	(60,000)	6.71
Outstanding as of September 30, 2006	366,100	6.56

As of September 30, 2006, there was $1.1 million of unrecognized compensation expense related to restricted stock expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

There were 45,189 and 34,219 shares of common stock purchased under the employee stock purchase plan (ESPP) during the six months ended September 30, 2006 and 2005, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. The Company recorded $4,000 and $14,000 of expense in the three and six months ended September 30, 2006 related to stock purchased under this plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and the employee stock purchase plan:

(in thousands)	Three months ended Sept. 30, 2006	Six months ended Sept. 30, 2006
Cost of equipment sales	96	197
Cost of services	16	33
Sales and marketing	119	105
Research and development	130	220
General and administrative	117	268
Stock-based compensation expense	478	823
Income tax benefit	189	325
Total stock-based compensation expense after taxes	289	498

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

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2006	2005	2006	2005
Total product warranty reserve at the beginning of the period	$ 1,804	$ 1,845	$ 1,776	$ 1,806
Warranty expense	297	346	643	894
Adjustments	--	--	--	--
Deductions	(404)	(259)	(722)	(768)
Total product warranty reserve at the end of the period	$ 1,697	$ 1,932	$ 1,697	$ 1,932

Note 10. Deferred Compensation

The Company has a deferred compensation program with its Chief Executive Officer that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company’s financial statements. Approximately $1.9 million of cash has been funded into the rabbi trust as September 30, 2006. The Company has recorded a $2.4 million short-term liability to accrue for the deferred compensation liability as of September 30, 2006. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2006.

Note 11. Sale of Product Line

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.6 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.4 million as of September 30, 2006. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN 46R Consolidation of Variable Interest Entities and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter and reduced the liability to $200,000 in the quarter ended June 30, 2006 based on Enginuity operating performance and current status of the guaranteed debt obligation.

Note 12. Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $649,000 in estimated transaction costs, including costs for employee severance. The Company paid $112,000 of transaction costs consisting of legal fees and accounting fees for intangible valuation in the six months ended September 30 2006. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

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

Note 13. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning on April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its financial condition and results of operations, which will be required to be adopted in the June 30, 2007 quarter.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning April 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company in its year ended March 31, 2007, and allows a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is in the process of determining the effects, if any, that SAB 108 will have on its financial statements.

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

The equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company’s central office and end user customers. These two product lines are:

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

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company’s products. The Company expects average selling prices on its VersaLinkTM and modem products to decline 20% or less in fiscal year 2007.

On November 18, 2005, SBC (now AT&T Inc.) acquired AT&T Corp. In the fiscal year ended March 31, 2006, sales to AT&T Inc. generated approximately 7.9% of the Company’s total revenues. The largest customer of Conference Plus is AT&T Inc. which offers services similar to Conference Plus. AT&T accounted for 46.2% of the service segment revenue in the fiscal year ended March 31, 2006. The Company is unable to predict at this time how the merger will impact the Company’s results of operations in the future.

On July 21, 2006 AT&T Inc. and BellSouth stockholders approved the acquisition of BellSouth by AT&T. Subject to approval of regulatory authorities and other customary closing conditions, the merger is expected to close in 2006.

BellSouth is the Company’s second largest customer. The Company is unable to predict at this time how the merger will impact the Company’s results from operations in the future.

In September 2006 the Company announced an end to joint development of the Verizon One product with Verizon Communications Inc. The Company will complete its orders for Verizon One, and the companies will each pursue independent development and marketing strategies for their respective multimedia terminal product programs. Westell continues as Verizon’s primary supplier of DSL modems and gateway products and continues to be engaged on video and convergence product opportunities at Verizon.

The Company’s customer base is highly concentrated and comprised primarily of the Regional Bell Operating Companies (RBOCs), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company’s business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities.

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing and technical support by approximately 25% in fiscal year 2007 compared to fiscal year 2006 to take advantage of these market opportunities. In view of the Company’s reliance on the broadband CPE for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment manufacturing segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets, converged capabilities and higher complexity. The Company has introduced products including the UltraLineTM , ProLineTM VersaLinkTM and TriLinkTM, which are targeted at the broadband access, home networking, small office/home office (SOHO) and small business markets. The Company has multiple evaluations and its entering trials for TriLinkTM, TriLinkTMIMS and UltraLineIITM The Company continues to focus on expanding existing and new products into the international market consisting primarily of Europe and Canada.

The Company expects the overall NSA market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenue. The Company acquired 100% of the common stock of HyperEdge Corporation, on December 29, 2005 with the goal of strengthening the NSA business by improving margin through economies of scale. With the addition of HyperEdge the Company hopes to increase its market share in mountings and NIU’s. The Company also plans to invest in new product areas to complement wireless and fiber applications.

Results of Operations

The Company adopted SFAS No. 123R on April 1, 2006 using the modified prospective method. As a result, the Company’s income before income taxes for the three and six months ended September 30, 2006 is $277,000 and $572,000 lower due to the adoption of this statement. See Note 8 to the consolidated financial statements for further discussion on stock based compensation.

Revenue	Three months ended September 30,			Six months ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated revenue	$ 71,799	$ 66,316	$ 5,483	$ 137,175	$ 141,957	$ (4,782)
Equipment revenue:
CNE	44,779	44,035	744	84,281	97,079	(12,798)
NSA	15,247	11,092	4,155	29,299	21,784	7,515
Total equipment revenue	60,026	55,127	4,899	113,580	118,863	(5,283)
Services revenue	11,773	11,189	584	23,595	23,094	501

CNE revenue for the three months ended September 30, 2006 increased due to a 21% increase in unit volume compared to the three month period ended September 30, 2005 offset in part by an 8% decrease in average selling price per unit. CNE revenue decreased 13% in the six months ended September 30, 2006 compared to September 30, 2005 due to a 16% decrease in average selling price per unit offset in part by a 9% increase in units sold. NSA revenue increased in the three and six months ended September 30, 2006 by 37% and 35%, respectively, compared to same periods ended September 30, 2005 due to the acquisition of HyperEdge, which occurred in December of 2005. Revenue in the services segment was increased 5% and 2% in the three and six month periods ended September 30, 2006 compared to the same periods ended September 30, 2005.

Gross Margin	Three months ended September 30,			Six months ended September 30,
	2006	2005	Change	2006	2005	Change
Consolidated Margin	33.1%	30.9%	2.2%	33.1%	30.4%	2.7%
Equipment Margin	29.8%	27.3%	2.5%	29.7%	26.6%	3.1%
Service Margin	49.5%	48.3%	1.2%	49.8%	49.6%	0.2%

Gross margin increased as a percent of revenue in the equipment segment in both the three and six month periods ended September 30, 2006 compared to the same periods ended September 30, 2005 primarily due to a higher mix of NSA revenue resulting from the acquisition of HyperEdge as well as benefit received from product cost reductions on ProlineTM and VersalinkTM products offset in part by a $646,000 excess and obsolete inventory charge in the second quarter. Margins in the services segment increased slightly in the three and six months ended September 30, 2006 when compared to the same periods ended September 30, 2005.

Sales and Marketing	Three months ended September 30,			Six months ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated sales and marketing expense	$7,306	$5,987	$ 1,319	$14,457	$12,157	$2,300
Equipment sales and marketing expense	4,889	3,891	998	9,668	7,908	1,760
Services sales and marketing expense	2,417	2,096	321	4,789	4,249	540

The sales and marketing expense increase in the equipment segment in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to $192,000 of less billable warranty repair work, $140,000 of increased health insurance expense, $129,000 of bonus expense and $129,000 of media gateway test and evaluation units. The sales and marketing expense increase in the equipment segment in the six months ended September 30, 2006 compared to the six months ended September 30, 2005 was due primarily to $737,000 of less billable warranty repair work, $176,000 of increased bonus expense and $143,000 of higher product certification expense. Sales and marketing expense increased in the Company’s services segment in the three and six month period ended September 30, 2006 compared to the same period last year due primarily to a 10% increase in the number of employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended September 30,			Six months ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated research and development expense	$6,252	$4,975	$1,277	$11,949	$9,632	$2,317
Equipment research and development expense	5,776	4,536	1,240	11,002	8,737	2,265
Services research and development expense	476	439	37	947	895	52

Engineering expenses have increased in the three and six months ended September 30, 2006 compared to the same periods in fiscal year 2006. A portion of this increase was due to an increase in external consulting expense of $901,000 and $1.4 million in the three and six month ended September 30, 2006 compared to the same periods ended September 30, 2005. In addition, there was a 15% increase in the number of employees in the fiscal year 2007 periods resulting in $350,000 and $706,000 more compensation and employee related expenses. The increase in engineering consulting and employees was primarily to support the development of the media gateway and video transport products and to a lesser extent the acquisition of HyperEdge. The Company believes that research and development expenses will increase in fiscal year 2007 as the Company continues to focus on VoIP, in-premise networking, wireless/wireline convergence including IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence), video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications.

General and Administrative	Three months ended September 30,			Six months ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated general and administrative expense	$4,506	$4,164	$342	$9,158	$8,518	$640
Equipment general and administrative expense	2,705	2,609	96	5,724	5,187	537
Services general and administrative expense	1,801	1,555	246	3,434	3,331	103

The increase in general and administrative expense in the equipment segment in the six months ended September 30, 2006 compared to the same period ended September 30, 2005 is due primarily to a $256,000 fee paid to an executive search firm for the purpose of conducting a search for the successor CEO. The increase in general and administrative expense in the services segment in the quarter ended September 30, 2006 compared to the same period ended September 30, 2005 is due primarily to increased information technology costs.

Intangible amortization Intangible amortization was $415,000 and $324,000 for the three months and $830,000 and $648,000 for the six months ended September 30, 2006 and 2005, respectively. The intangibles consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc. and product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition.

Other income net Other income, net was $772,000 and $192,000 in the three months and $1.4 million and $14,000 in the six months ended September 30, 2006 and 2005, respectively. Interest income was $722,000 and $1.3 million in the three and six months ended September 30, 2006 compared to $301,000 and $472,000 in the three and six months ended September 30, 2005. The increase in the current year interest income is due to higher cash balances on hand in addition to higher interest rates. The September 30, 2005 quarter and six months contained $121,000 and $496,000 of expense for unrealized losses on intercompany balances denominated in foreign currency.

Interest expense Interest expense decreased to $1,000 and $2,000 in the three and six months ended September 30, 2006 from $5,000 and $9,000 in the three and six months ended September 30, 2005. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $2.4 million and $4.1 million of income tax expense based on an estimated tax rate of 39% in the three and six months ended September 30, 2006 and $2.1 million and $4.8 million in the three and six months ended September 30, 2005, respectively.

Liquidity and Capital Resources

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement, which has improved terms over the prior agreement, is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes and for other general corporate purposes. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on September 30, 2006 and expects to comply with these covenants for the term of the debt.

At September 30, 2006, the Company had $66.1 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At September 30, 2006, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company’s operating activities generated cash of $27.5 million in the six month period ended September 30, 2006. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization and reductions in accounts receivable and deferred taxes and an increase in accounts payable and accrued expenses in both segments.

The Company’s investing activities used $2.7 million for the six month period ended September 30, 2006. Capital expenditures for the six month period ended September 30, 2006 were $1.9 million. The capital expenditures in the equipment segment were $1.4 million and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $477,000. These expenditures were primarily for computer and telecom bridge equipment.

At September 30, 2006 the Company’s principle sources of liquidity were $66.1 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the foreseeable future.

The Company had deferred tax assets of approximately $64.1 million at September 30, 2006. The Company has recorded a valuation allowance reserve of $9.5 million to reduce the recorded net deferred tax asset to $54.6 million. The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and tax planning strategies by specific jurisdiction to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

The Company accounts for stock-based compensation in accordance with SFAS No. 123R using the fair value of awards at grant date and recognizing compensation expense over the vesting period of the award. The determination of fair value of share-based awards at the grant date requires several assumptions including expected stock volatility, risk-free interest rate, expected option term and expected forfeitures of awards. See footnote 8 for more detailed information on these assumptions. For a description of our other critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $31,000 in additional other expense based on the ending intercompany balance outstanding at September 30, 2006 that is expected to repaid in the foreseeable future. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling and the Euro. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in foreign currency rates.

As of September 30, 2006, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $70,000.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 2006, the Company held its annual meeting of stockholders.

The following directors were re-elected to serve until the annual meeting of stockholders in 2007:

Nominee	For	Withheld
John W. Seazholtz	110,190,375	577,935
E. Van Cullens	110,230,864	537,446
Paul A. Dwyer	110,153,003	615,307
Eileen A. Kamerick	110,231,355	536,955
Robert C. Penny III	110,206,144	562,166
Roger L. Plummer	110,232,675	535,635
Bernard F. Sergesketter	110,222,964	545,346
Melvin J. Simon	110,205,600	562,710

The stockholders voted to approve the proposal to ratify the appointment of Ernst &Young LLP, independent auditors as auditors for fiscal year ending March 31, 2007:

	For	Against	Abstain
Appointment of independent auditors	110,621,102	147,212	69,776

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1A, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 9, 2006	By:	/s/ E. VAN CULLENS
E. VAN CULLENS
Chief Executive Officer

	By:	/s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer