Form 10-Q
period 2006-12-31
WESTELL TECHNOLOGIES INC
filed 2007-02-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 25, 2007:

Class A Common Stock, $0.01 Par Value – 56,011,066 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Consolidated Balance Sheets	3
-	As of December 31, 2006 (unaudited) and March 31, 2006

Consolidated Statements of Operations (unaudited)	4
-	Three and nine months ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited)	5
-	Three and nine months ended December 31, 2006 and 2005

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risks	20

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share and per share amounts)	December 31, 2006	March 31, 2006
Current assets:	(unaudited)
Cash and cash equivalents	$ 65,152	$ 40,928
Investments	1,963	1,287
Accounts receivable (net of allowance of $263, and $246 respectively)	27,108	30,121
Inventories	17,886	23,918
Prepaid expenses and other current assets	3,472	3,607
Deferred income tax asset	7,540	7,540
Total current assets	123,121	107,401
Property and equipment:
Machinery and equipment	45,412	45,347
Office, computer and research equipment	27,703	26,282
Leasehold improvements	9,087	8,811
	82,202	80,440
Less accumulated depreciation and amortization	69,377	66,157
Property and equipment, net	12,825	14,283
Goodwill	11,195	10,613
Intangibles, net	6,266	7,866
Deferred income tax asset and other assets	47,285	51,650
Total assets	$ 200,692	$ 191,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2006	March 31, 2006
Current liabilities:	(unaudited)
Accounts payable	$ 12,084	$ 14,880
Accrued expenses	7,918	6,926
Accrued compensation	8,404	8,280
Deferred revenue	1,097	722
Current portion of long-term debt	19	51
Total current liabilities	29,522	30,859
Long-term debt	--	10
Other long-term liabilities	829	829
Total liabilities	30,351	31,698
Minority interest	2,992	2,839
Stockholders’ equity:
Class A common stock, par $0.01	559	556
Authorized – 109,000,000 shares
Issued and outstanding – 55,988,357 shares at December 31, 2006 and 55,607,834 shares at March 31, 2006
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,741,872 shares at December 31, 2006 and March 31, 2006
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Deferred compensation	--	(1,751)
Additional paid-in capital	392,775	392,843
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	24	(241)
Accumulated deficit	(225,909)	(234,031)
Total stockholders’ equity	167,349	157,276
Total liabilities and stockholders’ equity	$ 200,692	$ 191,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Equipment sales	$ 51,668	$ 57,716	$ 165,248	$ 176,579
Services	11,594	10,433	35,189	33,527
Total revenues	63,262	68,149	200,437	210,106

Cost of equipment sales	36,431	41,902	116,281	129,110
Cost of services	5,992	5,333	17,845	16,979
Total cost of goods sold	42,423	47,235	134,126	146,089

Gross margin	20,839	20,914	66,311	64,017
Operating expenses:
Sales and marketing	8,178	6,181	22,635	18,338
Research and development	6,250	5,228	18,199	14,860
General and administrative	3,934	3,826	13,092	12,344
Restructuring	0	443	0	443
Intangible amortization	415	324	1,245	972
Total operating expenses	18,777	16,002	55,171	46,957
Operating income	2,062	4,912	11,140	17,060

Other income, net	871	385	2,311	399
Interest expense	(2)	(2)	(4)	(11)
Income before minority interest and income taxes	2,931	5,295	13,447	17,448
Income taxes	1,053	2,082	5,174	6,910
Minority interest	41	48	151	201
Net income	$ 1,837	$ 3,165	$ 8,122	$ 10,337

Net income per common share:
Basic	$ 0.03	$ 0.05	$0.12	$ 0.15
Diluted	$0.03	$ 0.04	$0.11	$ 0.14
Weighted average number of common shares outstanding:
Basic	70,566	70,224	70,447	69,815
Diluted	71,094	71,637	71,125	71,556

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 8,122	$ 10,337
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,142	7,233
Gain on sale of fixed assets	(48)	(130)
Restructuring	(273)	22
Deferred taxes	4,524	5,383
Minority interest	151	201
Stock based compensation	1,330	618
Excess tax benefit related to stock based compensation	(92)	--
Tax benefit received on stock option exercises	--	1,393
Changes in assets and liabilities:
Accounts receivable	3,013	10,155
Inventory	6,032	4,426
Prepaid expenses and other current assets	502	(348)
Other assets	(159)	(7)
Accounts payable and accrued expenses	(1,690)	(2,617)
Accrued compensation	124	(1,784)
Net cash provided by operating activities	27,678	34,882

Cash flows from investing activities:
Purchases of property and equipment	(3,084)	(2,747)
Proceeds from the sale of equipment	48	130
Purchase of investments	(677)	(671)
Acquisition of a business	(335)	(14,349)
Net cash used in investing activities	(4,048)	(17,637)

Cash flows from financing activities:
Net repayment of long-term debt and leases payable	(42)	(318)
Proceeds from stock purchase, option plans and warrants	356	2,006
Tax benefit received on stock option exercises	92	--
Net cash provided by financing activities	406	1,688

Effect of exchange rate changes on cash	188	63
Net increase in cash	24,224	18,996
Cash and cash equivalents, beginning of period	40,928	26,350
Cash and cash equivalents, end of period	$ 65,152	$ 45,346

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at December 31, 2006 and for all periods presented. The results of operations for the three and nine months periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 (“fiscal year 2007”).

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
(in thousands, except per share amounts)	2006	2005	2006	2005
Basic Earnings per Share:
Net income	$ 1,837	$ 3,165	$ 8,122	$ 10,337
Average basic shares outstanding	70,566	70,224	70,447	69,815
Basic net income per share	$ 0.03	$ 0.05	$ 0.12	$ 0.15

Diluted Earnings per Share:
Net income	$ 1,837	$ 3,165	$ 8,122	$ 10,337
Average basic shares outstanding	70,566	70,224	70,447	69,815
Effect of dilutive securities: stock options and warrants	528	1,413	678	1,741
Average diluted shares outstanding	71,094	71,637	71,125	71,556
Diluted net income per share	$ 0.03	$ 0.04	$ 0.11	$ 0.14

Options to purchase 5,884,999 and 4,957,962 shares of common stock for the three months ended December 31, 2006 and December 31, 2005, respectively and options to purchase 5,934,749 and 4,718,054 shares of common stock for the nine months ended December 31, 2006 and December 31, 2005, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement, which has improved terms over the prior agreement, is a three-year revolving credit facility in an amount of up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year as well as other non financial covenants. The Company was in compliance with these covenants on December 31, 2006 and expects to comply with these covenants for the term of the debt. There were no borrowings under this facility at December 31, 2006.

Note 4. Restructuring Charge

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of December 31, 2006, all of these costs have been paid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. The Company has implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimates the restructuring costs, which were primarily employee terminations, to be approximately $400,000. These costs were recorded as liabilities assumed in the acquisition. Twenty employees were impacted by this plan. Any adjustments to this plan will be accounted for in accordance with SFAS No. 141. As of December 31, 2006, $273,000 of these costs have been paid leaving an unpaid balance of $127,000.

The restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee related	Legal, other and facility costs	Total
Accrued at March 31, 2006	$ 371	$ 28	$ 399
Charged to expense	--	--	--
HyperEdge acquisition liability	100	--	100
Utilized	(358)	(14)	(372)
Accrued at December 31, 2006	$ 113	$ 14	$ 127

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and nine months periods ended December 31, 2005 and 2006 are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total
Three months ended December 31, 2005
Revenues	$ 57,716	$ 10,433	$ 68,149
Operating income	3,807	1,105	4,912
Depreciation and amortization	1,548	606	2,154
Total assets	177,049	16,726	193,775

Three months ended December 31, 2006
Revenues	$ 51,668	$ 11,594	$ 63,262
Operating income	1,205	857	2,062
Depreciation and amortization	1,499	421	1,920
Total assets	184,146	16,546	200,692

Nine months ended December 31, 2005
Revenues	$ 176,579	$ 33,527	$ 210,106
Operating income	12,956	4,104	17,060
Depreciation and amortization	5,084	2,149	7,233
Total assets	177,049	16,726	193,775

Nine months ended December 31, 2006
Revenues	165,248	35,189	200,437
Operating income	7,678	3,462	11,140
Depreciation and amortization	4,711	1,431	6,142
Total assets	184,146	16,546	200,692

Reconciliation of Operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2006	2005	2006	2005
Operating income	$ 2,062	$ 4,912	$ 11,140	$ 17,060
Other income, net	871	385	2,311	399
Interest expense	(2)	(2)	(4)	(11)
Income before income taxes and minority interest	$ 2,931	$ 5,295	$ 13,447	$ 17,448

Note 6. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2006	2005	2006	2005
Net income	$ 1,837	$ 3,165	$ 8,122	$ 10,337
Other comprehensive income: Foreign currency translation adjustment	93	140	265	486
Comprehensive Income	$ 1,930	$ 3,305	$ 8,387	$ 10,823

Note 7. Inventories

The components of inventories are as follows:

	December 31,	March 31,
(in thousands)	2006	2006
Raw material	$ 13,746	$ 16,982
Work in process	12	312
Finished goods	7,417	10,452
Reserve for excess and obsolete inventory and net realizable value	(3,289)	(3,828)
	$ 17,886	$ 23,918

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

On April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. As a result, the Company’s income before income taxes for the three and nine months ended December 31, 2006 is $268,000 and $841,000 lower than if it had continued to account for share-based compensation under APB No. 25. The $841,000 of expense is inclusive of a $62,000 reduction of expense resulting from the application of an estimated forfeiture rate to its existing unvested awards which is included in the accompanying Consolidated Statement of Operations for the nine months ended December 31, 2006. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R over the service period of the award, unless the award has a performance condition in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

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

(in thousands, except per-share amounts)	Three months ended December 31, 2005	Nine month ended December 31, 2005
Net income, as reported	$ 3,165	$ 10,337
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	129	384
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(684)	(2,366)
Pro forma net income	2,610	8,355
Earnings per common share:
As reported	$ 0.05	$ 0.15
Pro forma	$ 0.04	$ 0.12
Earnings per common share, assuming dilution:
As reported	$ 0.04	$ 0.14
Pro forma	$ 0.04	$ 0.12

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

Non-qualified stock options

Stock options granted by the Company have an exercise price that is equal to or higher than the fair value of the Company’s stock on the grant date. Options vest over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or 8 years. The Company recorded expense of $199,000 and $645,000 in the three and nine month periods ended December 31, 2006 related to stock options. The excess tax benefit of $92,000 was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Total cash received from options exercised was $164,000 and $1.8 million in the nine months ended December 31, 2006 and 2005, respectively. The option activity for the nine months ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	9,201,172	$ 5.78	5.3
Granted	400,300	2.39
Exercised	(105,750)	1.55		134
Forfeited / Expired	(667,692)	5.36
Outstanding on December 31, 2006	8,828,030	5.70	4.7	2,698

Exercisable on December 31, 2006	7,167,945	6.26	4.31	2,204

As of December 31, 2006, there was $1.3 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.34 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended Dec. 30,
	2006	2005
Expected volatility	67%	89%
Risk-free interest rate	4.7%	3.8%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Non-qualified subsidiary stock options

The Company’s Conference Plus subsidiary has a stock option plan for the purchase of Conference Plus stock. Stock options granted under this plan have an exercise price that is equal to the fair value of Conference Plus stock on the grant date. Options can not be exercised until the earliest of the following to occur; an initial public offering, a spin off, a change in control of Conference Plus, or the fifth anniversary of the option grant date. The Company recorded expense of $66,000 and $178,000 in the three and nine months periods ended December 31, 2006 related to these stock options. The option activity for the nine months ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	2,015,304	$ 1.65	6.2
Granted	154,750	1.81
Exercised	--	--		--
Forfeited / Expired	(112,003)	1.78
Outstanding on December 31, 2006	2,058,051	1.65	5.7	323

Exercisable on December 31, 2006	377,358	1.14	1.9	253

As of December 31, 2006, there was $382,000 of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.1 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended Dec. 31,
	2006	2005
Expected volatility	50%	50%
Risk-free interest rate	4.7%	3.7%
Expected life	7 years	7 years
Expected dividend yield	0.0%	0.0%

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. Restricted stock awards granted in fiscal year 2006 will vest in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 will vest in full on June 1, 2008 with the exception of 20,000 awards that will vest on March 31, 2007. Each restricted stock award is subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The Company recognizes compensation expense on a straight-line basis over the vesting period based on the market value of Westell Technologies stock on the date of grant. The Company recorded $239,000 and $206,000 of expense in the three months ended December 31, 2006 and 2005, respectively, and $489,000 and $618,000 of expense in the nine months ended December 31, 2006 and 2005, respectively, related to these grants. The following table sets forth restricted stock activity for the nine months ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2006	426,100	6.58
Granted	280,000	2.26
Vested	--	--
Forfeited	(60,000)	6.71
Outstanding as of December 31, 2006	646,100	4.70

As of December 31, 2006, there was $1.5 million of unrecognized compensation expense related to restricted stock expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

There were 54,773 and 42,360 shares of common stock purchased under the employee stock purchase plan (ESPP) during the nine months ended December 31, 2006 and 2005, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. The

Company recorded $4,000 and $18,000 of expense in the three and nine months ended December 31, 2006 related to stock purchased under this plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations, resulting from stock options, restricted stock and the employee stock purchase plan:

(in thousands)	Three months ended Dec. 31, 2006	Nine months ended Dec. 31, 2006
Cost of equipment sales	$ 78	$ 275
Cost of services	19	52
Sales and marketing	192	297
Research and development	60	280
General and administrative	158	426
Stock-based compensation expense	507	1,330
Income tax benefit	(200)	(525)
Total stock-based compensation expense after taxes	$ 307	$ 805

Note 9. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include the number of units shipped historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The Company recorded an additional liability in the amount of $1.1 million relating to a specific product warranty issue during the quarter ended December 31, 2006. The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2006	2005	2006	2005
Total product warranty reserve at the beginning of the period	$ 1,697	$ 1,932	$ 1,776	$ 1,806
Warranty expense	1,676	618	2,319	1,512
Adjustments	--	72	--	72
Deductions	(306)	(505)	(1,028)	(1,273)
Total product warranty reserve at the end of the period	$ 3,067	$ 2,117	$ 3,067	$ 2,117

Note 10. Deferred Compensation

The Company has a deferred compensation program with its former Chief Executive Officer, E. Van Cullens, that is funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and as such is consolidated in the Company’s financial statements. Approximately $1.9 million of cash has been funded into the rabbi trust as of December 31, 2006. The Company has recorded a $2.4 million short-term liability to accrue for the deferred compensation liability as of December 31, 2006. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2006.

Note 11. Sale of Product Line

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.6 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.4 million as of December 31, 2006. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

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

Note 12. Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $649,000 in transaction costs, including costs for employee severance. The Company paid $335,000 of transaction costs consisting of legal fees and accounting fees for intangible valuations in the nine months ended December 31 2006. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. During the quarter ended December 31, 2006, the Company adjusted the purchase price in the amount of $0.6 million (net of deferred tax) to accrue for the cost to exit a purchase agreement that was outstanding as of the acquisition date, but was not recorded or disclosed to the Company upon acquisition. This adjustment resulted in recording of an additional $0.6 million to goodwill. With this adjustment, the purchase price allocation for HyperEdge has been finalized.

On January 2, 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. Noran Tel employs approximately 57 people and will remain in Canada as part of the Company’s Network Service Access product group. The purchase price for Noran Tel was $6.0 million CND, with a potential earn-out of an additional $4.0 million CND if certain financial performance goals are met. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of Noran Tel will be included in the Company’s consolidated financial results from the acquisition date.

In accordance with SFAS No. 141, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The purchase price allocation for Noran Tel has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition and the completion of valuation reports.

Note 13. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning on April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its financial condition and results of operations, which will be required to be adopted in the June 30, 2007 quarter.

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

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company’s products. The Company expects average selling prices on its VersaLinkTM and ProLine™ products to decline 20% or less in fiscal year 2007.

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

On December 29, 2006 AT&T Inc. completed its acquisition of BellSouth Corporation. BellSouth was the Company’s second largest customer. The Company is unable to predict at this time how this merger will impact the Company’s results from operations in the future.

In September 2006 the Company announced an end to joint development of the Verizon One product with Verizon Communications Inc. The Company completed the remaining orders for Verizon One in the December quarter, and is now pursuing an independent development and marketing strategy for its own multimedia terminal product. Westell continues as Verizon’s primary supplier of DSL modems and gateway products and continues to be engaged on video and convergence product opportunities at Verizon.

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

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company’s business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities for the foreseeable future.

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing and technical support by approximately 20% in fiscal year 2007 compared to fiscal year 2006 to take advantage of these market opportunities. In view of the Company’s reliance on the broadband CPE for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment manufacturing segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets, converged capabilities and higher complexity. The Company has introduced products including the UltraLineTM , ProLineTM VersaLinkTM and TriLinkTM, which are targeted at the broadband access, home networking, small office/home office (SOHO) and small business markets. The Company has multiple evaluations and is engaging in trials for TriLinkTM , TrilinkTM IMS, UltraLineIITM and Ultraline Series 3™. The Company continues to focus on expanding existing and new products into the international market consisting primarily of Europe and Canada.

The Company expects the overall NSA market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenue. The Company acquired 100% of the common stock of HyperEdge Corporation, on December 29, 2005 with the goal of strengthening the NSA business by improving margin through economies of scale. With the addition of HyperEdge, the Company has increased its market share in mountings and NIU’s. The Company also plans to invest in new product areas to complement wireless and fiber applications.

Results of Operations

On April 1, 2006 the Company adopted SFAS No. 123R, “Share-Based Payments”, using the modified prospective method for its stock-based compensation plans. As a result, the Company’s income before income taxes for the three and nine months ended December 31, 2006 is $268,000 and $841,000 lower due to the adoption of this statement. See Note 8 to the consolidated financial statements for further discussion on stock based compensation.

Revenue	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated revenue	$ 63,262	$ 68,149	$ (4,887)	$ 200,437	$ 210,106	$ (9,669)
Equipment revenue:
CNE	37,452	48,603	(11,151)	121,733	145,682	(23,949)
NSA	14,216	9,113	5,103	43,515	30,897	12,618
Total equipment revenue	51,668	57,716	(6,048)	165,248	176,579	(11,331)
Services revenue	11,594	10,433	1,161	35,189	33,527	1,662

CNE revenue for the three months ended December 31, 2006 decreased due to a 25.2% decrease in unit volume compared to the three month period ended December 31, 2005 offset in part by a 2.3% increase in average selling price per unit. This increase in average selling price is due to product mix. CNE revenue decreased 16% in the nine months ended December 31, 2006 compared to December 31, 2005 due to a 9.6% decrease in average selling price per unit and a 5.8% decrease in units sold. NSA revenue increased in the three and nine months ended December 31, 2006 by 56% and 41%, respectively, compared to same periods ended December 31, 2005 due to the acquisition of HyperEdge, which occurred in December of 2005. Revenue in the services segment increased 11% and 5% in the three and nine months periods ended December 31, 2006 compared to the same periods ended December 31, 2005.

Gross Margin	Three months ended December 31,			Nine months ended December 31,
	2006	2005	Change	2006	2005	Change
Consolidated Margin	32.9%	30.7%	2.2%	33.1%	30.5%	2.6%
Equipment Margin	29.5%	27.4%	2.1%	29.6%	26.9%	2.7%
Service Margin	48.3%	48.9%	(0.6%)	49.3%	49.4%	(0.1%)

Gross margin increased as a percent of revenue in the equipment segment in both the three and nine months periods ended December 31, 2006 compared to the same periods ended December 31, 2005 primarily due to a higher mix of NSA revenue resulting from the acquisition of HyperEdge as well as benefit received from product cost reductions on ProlineTM and VersalinkTM. Margins in the services segment decreased slightly in the three and nine months ended December 31, 2006 when compared to the same periods ended December 31, 2005.

Sales and Marketing	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated sales and marketing expense	$8,178	$6,181	$1,997	$22,635	$18,338	$4,297
Equipment sales and marketing expense	5,620	4,092	1,528	15,288	12,000	3,288
Services sales and marketing expense	2,558	2,089	469	7,347	6,338	1,009

The sales and marketing expense increase in the equipment segment in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 was due primarily to a $1,200,000 increase in warranty expense, $200,000 salary and bonus expense and $204,000 test and evaluation units for CNE products. The sales and marketing expense increase in the equipment segment in the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 was due primarily to a $1.0 million increase in warranty expense $500,000 of less billable warranty repair work, and $320,000 increase in salary and bonus expense. The increase in warranty expense was from the Company recording a liability in the amount of $1.1 million relating to a specific product warranty issue. The reserve recorded reflected the Company’s best estimate of the total cost to correct the problem and does not include any offset for the potential recovery against the component supplier. Sales and marketing expense increased in the Company’s services segment in the three and nine month periods ended December 31, 2006 compared to the same period last year due primarily to a 15% increase in the number of employees at Conference Plus. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated research and development expense	$6,250	$5,228	$1,022	$18,199	$14,860	$3,339
Equipment research and development expense	5,733	4,776	957	16,735	13,513	3,222
Services research and development expense	517	452	65	1,464	1,347	117

Engineering expenses have increased in the three and nine months ended December 31, 2006 compared to the same periods in fiscal year 2006. A portion of this increase was due to an increase in external consulting expense of $160,000 and $1.5 million in the three and nine months ended December 31, 2006 compared to the same periods ended December 31, 2005. In addition, there was an 8% increase in the number of employees in the fiscal year 2007 periods resulting in $650,000 and $1,355,000 more compensation and employee related expenses. The increase in engineering consulting and employees was primarily to support the development of the media gateway and video transport products and to a lesser extent the acquisition of HyperEdge. The Company believes that research and development expenses will increase in fiscal year 2007 as the Company continues to focus on VoIP, in-premise networking, wireless/wireline convergence including IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence), video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications.

General and Administrative	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2006	2005	Change	2006	2005	Change
Consolidated general and administrative expense	$3,934	$3,826	$108	$13,092	$12,344	$748
Equipment general and administrative expense	2,248	2,361	(113)	7,972	7,548	424
Services general and administrative expense	1,686	1,465	221	5,120	4,796	324

The increase in general and administrative expense in the equipment segment in the nine months ended December 31, 2006 compared to the same period ended December 31, 2005 is due primarily to a $270,000 fee paid to an executive search firm for the purpose of conducting a search for the new CEO. The increase in general and administrative expense in the services segment in the quarter ended December 31, 2006 compared to the same period ended December 31, 2005 is due primarily to increased information technology costs.

Intangible amortization Intangible amortization was $415,000 and $324,000 for the three months and $1.2 million and $972,000 for the nine months ended December 31, 2006 and 2005, respectively. The intangibles consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc. and product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition.

Other income net Other income, net was $871,000 and $385,000 in the three months and $2.3 million and $399,000 in the nine months ended December 31, 2006 and 2005, respectively. Interest income was $846,000 and $2.1 million in the three and nine months ended December 31, 2006 compared to $575,000 and $1.2 million in the three and nine months ended December 31, 2005. The increase in the current year interest income is due to higher cash balances on hand in addition to higher interest rates. The December 31, 2005 quarter and nine months contained $185,000 and $681,000 of expense for unrealized losses on intercompany loans denominated in foreign currency. For the three months and nine months ended December 31, 2006 the Company designated the intercompany loans as long term and therefore did not recognize any unrealized foreign currency losses.

Interest expense Interest expense was $2,000 and $4,000 in the three and nine months ended December 31, 2006 compared to $2,000 and $11,000 in the three and nine months ended December 31, 2005. The decrease in interest expense during the current period is a result of lower net obligations outstanding during the period.

Income taxes The Company recorded $1.0 million and $5.2 million of income tax expense based on an estimated annual effective tax rate of 39% in the three and nine months ended December 31, 2006 and $2.1 million and $6.9 million in the three and nine months ended December 31, 2005, respectively.

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

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on December 31, 2006 and expects to comply with these covenants for the term of the debt.

At December 31, 2006, the Company had $65.2 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. On January 3, 2007, the Company used $5.2 million of cash for the acquisition of Noran Tel. At December 31, 2006, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company’s operating activities generated cash of $27.7 million in the nine months period ended December 31, 2006. Cash generated by operations resulted primarily from net income, non-cash depreciation and amortization and reductions in inventory, accounts receivable and deferred taxes offset by a decrease in accounts payable.

The Company’s investing activities used $4.0 million for the nine months period ended December 31, 2006. Capital expenditures for the nine months period ended December 31, 2006 were $3.1 million. The capital expenditures in the equipment segment were $2.3 million and were primarily for machinery and research and development equipment purchases. The services segment capital expenditures were $724,000. These expenditures were primarily for computer and telecom bridge equipment.

At December 31, 2006 the Company’s principle sources of liquidity were $65.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the foreseeable future.

The Company had deferred tax assets of approximately $63.5 million at December 31, 2006. The Company has recorded a valuation allowance reserve of $9.5 million to reduce the recorded net deferred tax asset to $54.0 million. The net operating loss carryforwards begin to expire in 2012. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and tax planning strategies by specific jurisdiction to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom and Ireland that develop and sell products and services in those respective countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $29,000 in additional other expense based on the ending intercompany balance outstanding at December 31, 2006 that is expected to repaid in the foreseeable future. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling and the Euro. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in foreign currency rates.

As of December 31, 2006, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $24,000.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit 10.1

Employment agreement by and between Westell Technologies. Inc., Westell, Inc. and Thomas E. Mader (incorporated by reference to the registrant’s; Current report on Form 8-K filed with the commission on January 12, 2007.)

Exhibit 10.2	Form of Restricted Stock Award for Thomas E. Mader. (incorporated by reference to the registrant’s; Current report on Form 8-K filed with the commission on January 12, 2007.)

Exhibit 10.3

Consulting agreement by and Between Westell Technologies, inc and E. Van Cullens (incorporated by reference to the registrant’s; Current report on Form 8-K filed with the commission on January 26, 2007.).

Exhibit 10.4	Amendment to deferred Incentive Compensation program for E. Van Cullens. (incorporated by reference to the registrant’s; Current report on Form 8-K filed with the commission on January 26, 2007.)

Items 1A, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: February 9, 2007	By:	/s/ THOMAS E. MADER
THOMAS E. MADER
Chief Executive Officer

	By:	/s/ NICHOLAS C. HINDMAN, Sr.
NICHOLAS C. HINDMAN, Sr.
Chief Financial Officer