Form 10-K
period 2007-03-31
WESTELL TECHNOLOGIES INC
filed 2007-06-14
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The registrant estimates that the aggregate market value of the registrant's Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) on September 30, 2006 (based upon an estimate that 95% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ National Market on that date) was approximately $109 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of June 1, 2007, 56,568,074 shares of the registrant's Class A Common Stock were outstanding and 14,741,872 shares of registrant's Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

The following documents are incorporated into this Part III Form 10-K (and any amendments thereto) by reference:

Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders.

WESTELL TECHNOLOGIES, INC.

2007 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report of Form 10-K including, without limitation, statements containing the words "believe," ”goal,” “on track, “ "anticipate," “committed” "expectation," ”expect,” "estimate", "await," "continue," "intend," “may,” “will,” “should,” and similar expressions are forward looking statements that involve risks and uncertainties. The Company can give no assurance that the expectations reflected in the forward-looking statements will prove to be correct. These risks include, but are not limited to, product demand and market acceptance risks, need for financing, any economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, product development, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2007 under the section “Risk Factors”. These statements are not guaranties of future performance. Westell undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. At any time when the Company makes forward-looking statements, it desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and its headquarters are located at 750 North Commons Drive, Aurora, Illinois. The Company is comprised of two segments: equipment sales and teleconference services. In the equipment segment, the Company designs, manufactures markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers to deliver broadband services over both existing copper telephone wires and the fiber network that connect end users to a telephone company's central office. The central office is a telephone company building where subscriber lines are joined to switching equipment that can connect subscribers to each other. The copper wires and fiber that connect users to these central offices are part of the telephone companies' networks and are commonly referred to as the local loop or the local access network.

The equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. The CNE product line includes broadband and digital subscriber line (DSL) technology products that allow the transport of high-speed data over the local loop and enable telecommunications companies to provide broadband services over existing copper or fiber infrastructure. The Company’s NSA product line consists of manageable and non-manageable T1 transmission equipment, associated mountings and special service plugs for the legacy copper telephone network. On January 2, 2007, the Company acquired Noran Tel, Inc. a manufacturer of network service access products. Westell realizes the majority of its revenues from the North American market.

The Company’s service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private reseller program.

Revenues and total assets from Westell's two reportable segments and product groups for the fiscal years ended March 31 are as follows (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K):

(in thousands, except percentages)	Fiscal year ended March 31,
Revenue:	2007	%	2006	%	2005	%
CNE products	$153,844	59%	$194,782	69%	$183,384	68%
NSA products	57,702	22%	43,319	15%	42,481	16%
Total Telecom equipment	211,546	81%	238,101	84%	225,865	84%
Telecom services	48,544	19%	45,070	16%	44,398	16%
Total revenue	$260,090		$283,171		$270,263

Assets:
Telecom equipment	$190,088	92%	$174,131	91%	$160,416	89%
Telecom services	17,262	8%	17,682	9%	19,674	11%
Total assets	$207,350		$191,813		$180,090

Financial information for each of the Company’s segments and operations by geographic area are located in Note 11 of the consolidated financial statements included in this Annual Report.

The Company’s stock is divided into two classes. Class A common stock is entitled to one vote per share while Class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 47.5% of the voting control of the Company as of June 1, 2007. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.3% of the voting stock and therefore effectively control the Company.

The Company’s Products

The equipment segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

Customer Networking Equipment (CNE): Westell’s family of broadband products enable the transport of high-speed data and service over existing local telephone lines and the fiber network, allowing telecommunications companies to provide broadband services using their current copper and fiber infrastructure . The Company’s broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products currently make up the majority of the revenue in this product group.

•

Network Service Access (NSA): Westell’s NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services, along with an array of flexible T1 product mountings and new power distribution and remote monitoring products these products along with their associated cables and connectors serve as a point of demarcation between the telephone service and the end users equipment. The T1 transmission equipment termed Network Interface Units (NIU) and the associated T1 mounting products make up the majority of revenue from this product group.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications equipment manufacturers. Increasing competition, in terms of the number of entrants and their size, and the increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. At some point the Company may elect to eliminate some products and exit some markets based on an analysis of current and future prospects.

Digital subscriber line (DSL) technology uses complex modulation methods to enable high-speed Broadband services over copper phone lines. Current DSL equipment allows the simultaneous transmission of data at speeds up to 8 megabits per second when receiving information on the Internet, or 140 times faster than standard 56k modem dial up service, and up to 1 megabits per second when sending information on the Internet, or 17 times faster than standard 56k modem dial up service, while also providing standard analog telephone service over a single pair of copper wires. Current DSL equipment operates at distances of up to 18,000 feet from the telephone company’s central office. A new DSL standard termed ADSL2+ is now being deployed by service providers. ADSL2+ increases downstream speed to 24 megabits per second while extending the reach of the equipment to potentially from 18,000 to 22,000 feet in certain circumstances. To increase the data rate of ADSL2+ for IPTV video applications, carriers are bonding ADSL2+ pairs together to double the speed of standard ADSL2+. Additionally, a higher-speed standard, VDSL2, is now being introduced and some limited deployment has begun. VDSL2 is targeted at IPTV solutions with a maximum data rate of 100Mbps on loops shorter than 3,000 feet. Westell has evolved its product line and introduced new products that support these new ADSL2/2+, bonded and VDSL standards. These new standards improve delivery of new services like Voice over Internet Protocol (VoIP) and Video in addition to high-speed Internet.

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
LiteLineTM ADSL2+ Modem

Customer premise equipment that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL and ADSL2+) service from the telephone company. The LiteLineTM is a plug-and-play device that offers Network Address Translation (NAT) routing and a built-in firewall with a single Ethernet or USB port. NAT is a method of connecting multiple computers to the Internet (or any other IP network) using one IP address. NAT routing also provides security for devices on the local area network (LAN).

Enables residential and SOHO customers of ADSL service to connect one or more PC’s and other computer networking equipment to the ADSL service for basic high speed Internet access with routing and security protection all in one box.

ProLineTM ADSL2+ manageable Modem/NAT Router	Similar in all ways to the LiteLineTM, the ProLineTM provides the added benefit of allowing remote diagnostics, maintenance, software upgrades and other remotely managed services.

In addition to providing the same applications as the LiteLineTM, the ProLineTM offers service providers the ability to provide customers a higher level of service and performance than the LiteLineTM product.

VersaLinkTM Gateway

A fully featured, versatile gateway device that combines an ADSL2+ modem along with wired Ethernet, 802.11g WiFi wireless and optional USB and VersaPortTM Ethernet WAN (Wide Area Network) access for home or small businesses.

Enables residential, SOHO, and small businesses to network their broadband service to multiple PCs and other computing devices with wired and wireless access.
UltraLine Series IITM Wireless Broadband Home Router	An easy to use line of high-performance routers with enhanced software designed to support secure, high-quality, multicast IP video delivery over a variety of WAN access methods.

Offers users the ability to utilize multiple wired and wireless broadband applications, particularly video and IPTV in addition to high speed Internet access, while managing service quality and security preferences.

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

VirtualEdgeTM	A flexible ethernet cable connectivity panel that offers wall or rack mount capability within a single chassis design. It also offers use with Cat5E cable, copper, GigE fiber and Coax cable.	Provides a physical demarcation for services at the customer premise. Mounting and connector flexibility provides customers multiple applications, and minimizes space required in equipment rooms.
Shade™	A GR-487 Issue 2 compliant universal environmental equipment enclosure supporting up to 200W of internal heat dissipation using Westell’s Dynamic Cooling System

Provides an actively cooled outdoor equipment enclosure to compensate for the effects of solar loading and internal equipment heat generation to help ensure maintenance free equipment operation in conditions ranging from -40°C to +65°C.

Power Distribution Products	Fuse and breaker panels, battery distribution bays	Point of secondary DC power distribution to operate equipment. Safely protecting operating equipment in the event of fault current. Providing fault current alarms through visual and remote indicators.
SiteVu Remote Monitoring Systems	A powerful compact and flexible monitoring system that provides visibility to remote site environmental and equipment status issues.

A remote monitoring product that provides complete real time visibility to remote sites from the user’s desk top. Applications include; environmental information such as temperature, air flow, humidity and smoke, battery condition, and equipment operating status.

Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband Internet access to more sophisticated applications such as home wireless networking, voice, video and information service delivery converged services and IPTV/Video. Westell works closely with its current and potential customers as part of the product development process.

In fiscal 2005, the Company received $900,000 from customers to fund engineering projects which was offset in part by a $300,000 expense for engineering performed by a third party. The $600,000 was offset against research and development expenses. The Company did not receive any funding from customers for engineering projects in fiscal 2006 or fiscal 2007. The Company capitalized $1.9 million in software development costs in fiscal 2005. The Company did not capitalize any software development costs in fiscal 2006 or fiscal 2007. In fiscal 2007, 2006 and 2005 the Company spent approximately $24.4 million, $20.3 million and $15.9 million on research and development activities, net of customer funding and software capitalization.

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

The Company believes that the key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. Westell’s products are designed in conjunction with input from procurement and an analysis of manufacturability to reduce costs. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge between design and manufacturing teams. Successful execution of this strategy also requires that the Company continue to attract and recruit highly qualified engineers.

The Company’s products are subject to industry wide standardization organizations which include the Internet Engineering Task Force, the DSL Forum, the American National Standards Institute (“ANSI”) in the United States and the European Telecommunications Standards Institute (“ETSI”) which are responsible for specifying transmission standards for telecommunications technologies. The industry transmission standard for ADSL adopted by ANSI and ETSI is based upon Discrete Multitone Technology (DMT). DMT is technology that allows digital information to be sent at high-speeds over copper phone lines and prevents the digital information from interfering with other services provided on the same copper phone line. Westell incorporates DMT technology into its DSL products. The Company has not developed a DMT transceiver technology for its product offerings and is dependent on transceiver technologies sourced from third parties. The Company has established multiple strategic relationships with transceiver technology vendors for DSL chipsets to be used in ADSL systems by the Company. Absent the proper relationships with key silicon chipset vendors, the Company’s products may not comply with standards set forth by ANSI and ETSI. Should customers require standards based products containing transceiver technology not available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

The following table lists the principal products currently under development along with their description and expected application:

Product	Description	Applications
TriLinkTM IMS Gateway

Integrated gateway device offering VoIP (Voice over Internet Protocol) ports for connecting existing analog telephones to an IMS network, plus a ADSL2+ modem with Quality of Service, wired Ethernet, 802.11g WiFi router and VersaPort2 uplink for non-ADSL2+ access.

In addition to the VoIP software features of the TriLinkTM Gateway, the TriLinkTM IMS product provides features which support a high quality FMC (Fixed Mobile Convergence) service by offloading calls and data access from the cellular network on to the broadband access network.

UltraLine ™ Series3 Wireless Broadband Home Router

An easy to use line of high-performance router with enhanced software designed to support secure high-quality multicast IP delivery over a variety of WAN access methods. The UltraLine Series 3 is cable of handling traffic loads seen in GPON (Gigabit Passive Optical Networking) fiber to the premise networks and the highest current speed variant of VDSL technology.

Offers users the ability to utilize multiple wired and wireless broadband applications, particularly video and IPTV in addition to high speed Internet access, while managing service quality and security preferences.

Westell MediaStationTM

A converged, IP-enabled broadband smartphone device that is capable of delivering media rich voice, video and data content simultaneously to subscribers. This multi-function device comes in various form factors, but primarily Westell Media Terminal AV (WMT AV). The product contains capabilities such as; a digital cordless phone with speaker, a color LCD (Liquid Crystal Display) with touch screen, an application processor running Windows CE operating system, broadband access via Ethernet or WiFi client ports and optional features such as an embedded 802.11g wireless router and DSL modem.

Westell MediaStationTM (WMS) is designed for residential applications. It is both a cordless phone system and information terminal with in the home. Depending on the installed applications WMS can provide a wide variety of information services and media content such as; news, sports, weather, address book management, streaming audio and video, search services and e-commerce transactions.

Light Jack™	An optical network interface unit providing a point of demarc between the network and customer.

As fiber is pushed deeper into the service providers’ network, Light Jack™ is designed to provide a clear point of demarcation between the service providers’ network and the customer. This clean hand off of service allows the service provider to determine whether a problem is in their network or on the customer side before they dispatch costly truck rolls.

The Company anticipates that it will generate revenue from the products listed in the above table in fiscal year 2008 and fiscal year 2009. However, there can be no assurance that the Company will be able to introduce such products as planned.

Customers

The Company's principal customers historically have been large Regional Bell Operating Companies (RBOCs) within the United States. In addition, Westell sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, Internet service providers, and business enterprises. Revenues from international customers represented approximately $7.3 million, $7.5 million and $8.4 million of the Company's revenues in fiscal 2007, 2006 and 2005, respectively, accounting for 2.8%, 2.7% and 3.1% of the Company's revenues in such periods.

The Company depends, and will continue to depend, on the Regional Bell Operating Companies (RBOCs) and other independent local exchange carriers for substantially all of its revenues. Sales to the RBOCs accounted for 67.8%, 78.1% and 77.5% of the Company's revenues in fiscal 2007, 2006 and 2005, respectively. Sales to the Company’s largest two customers, Verizon and AT&T accounted for 37.0% and 28.9% of the Company's revenues in fiscal 2007, respectively. Consequently, the Company's future success will depend upon the timeliness and size of future purchase orders from the RBOCs, the product requirements of the RBOCs, the financial and operating success of the RBOCs and the success of the RBOCs' services that use the Company's products. Any attempt by an RBOC or other telephone company access providers to seek out additional or alternative suppliers or to undertake the internal production of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

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

Technical Trial. Access lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

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

The Company is exploring new channels, markets and partners for its newer products. The deployment of emerging fixed mobile convergence (FMC), IPTV/video and information services all represent opportunities for the Company’s TriLink, UltraLine Series3 and Westell MediaStation products at customers beyond its traditional base of customers.

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

Manufacturing

On May 21, 2007 the Company announced a restructuring plan which included its intent to move substantially all of the manufacturing of CNE and NSA products from Aurora, Illinois to offshore suppliers. This decision represents a new operating strategy, adopted by the Company’s Board of Directors, to better align the Company with the requirements of the marketplace. The aim of this new operating strategy is to reduce costs, while maintaining the Company’s reputation for quality products and services. The transition affects approximately 300 Aurora employees. The Company will continue to be housed in the current Aurora facility. Alternative uses for the factory portion of the building made idle by this decision are being explored. The Company expects to complete the restructuring by March 31, 2008. Reliance on third-party offshore subcontractors involves several risks. (See Risk Factors)

The Company has purchase contracts with suppliers of material components. Most purchased items are standard commercial components available from multiple suppliers. There are also single-sourced components needed to produce products. One of the single-sourced items in broadband consists of the license to run an operating platform. There are a number of other suppliers in the market that could supply the Company with this same technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company’s business. Broadband product sales accounted for 59.2% of revenue in fiscal 2007. All purchase contracts are short term in nature with the exception of three long-term commitments to purchase memory chips.

A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Westell's processes are also registered to TL9000, as well as to ISO9001:2000. Further, a significant percentage of orders, such as Network Interface Units, or NIUs, may require delivery within 48 hours. To meet this demand, the Company maintains raw materials inventory and/or finished goods inventory at its facilities or outsource suppliers. In addition, the Company maintains some finished goods inventory at the customers’ sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a reoccurring risk that the inventory it holds may become obsolete.

Competition

The markets for the Company's products are intensely competitive and the Company has no reason to believe that this competitive environment will ease in the future, especially in the rapidly changing markets for broadband products. Westell’s primary competitors vary by market. The Company’s principal competitors with respect to its NSA products are Adtran, ADC Telecommunications and Pulsecom. The Company's principal competitors with respect to its CNE broadband products are primarily Siemens Information and Communication Network Inc.,, Motorola (Netopia), 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., ActionTec Electronics Inc., Thomson and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company’s competitors are significantly larger and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time to market and the ability to react quickly to market changes resulting from U.S. based product development teams. The Company expects that continuing competitive pressure from Asian based manufacturers will continue downward pressure on pricing.

Additional competition is seen from products that increase the efficiency of digital transmission over copper wire such as wireless, cable and other products delivering broadband digital transmission. Telephone companies face competition from cable operators, new local access providers and wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2006, 29 million customers used cable broadband in the U.S. in contrast to 24 million DSL subscribers. By 2009, Infonetics, a service that provides industry trend data, is forecasting there to be 56 million cable broadband users in North America versus 48 million DSL users resulting in a 46% market share for DSL. In addition, the deployment of products and technologies for copper wire may also reduce the demand for NSA products currently manufactured by the Company. The deployment of HDSL2 and HDSL4 systems in the U.S. reduces telephone companies' need for T-1 repeaters, which results in a decrease in demand for Westell's T-1 products such as its Network Interface Units. The Company believes that the domestic market for some of its older, low speed NSA transmission products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. (See the Risk Factors)

Teleconference Services

Conference Plus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. Conference Plus is a 91.5% owned subsidiary of Westell and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois and a facility in Dublin, Ireland. Conference Plus services generated $48.5 million, $45.1 million and $44.4 million in revenues in fiscal 2007, 2006 and 2005, respectively.

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

Conference Plus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, Conference Plus. Conference Plus depends on large customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on Conference Plus’s business. The Company has a strategy in place to mitigate the loss of a major customer. Prior to selling its services, Conference Plus must undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a large reseller.

Competition in the teleconferencing business is intense and Conference Plus expects that competition will increase due to low barriers of entry and recent entrants into the audio teleconferencing service market. Many of Conference Plus' competitors, including InterCall, AT&T, Verizon, Premiere and British Telecom, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than Conference Plus. There can be no assurance that Conference Plus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

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

Proprietary Rights and Intellectual Property

The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 26 patents and has an additional 17 U.S. patents pending relating to its NSA and CNE products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

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

Employees

As of March 31, 2007, the Company had 898 full-time employees. Westell’s domestic equipment manufacturing business had a total of 536 full-time employees, consisting of 131 in sales, marketing, distribution and service, 112 in research and development, 264 in manufacturing and 29 in administration. Conference Plus had a total of 291 full-time employees. Noran Tel had a total of 57 full-time employees. Westell Limited had a total of 14 full-time employees. The Company's employees are not represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

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

Although we have had 20 consecutive profitable quarters, in the past, due to our significant ongoing investment in DSL and other new technology, we incurred losses through fiscal 2002. Through fiscal 2002, we incurred operating losses, net losses and negative cash flow on both an annual and quarterly basis. The Company had an accumulated deficit of $226.5 million as of March 31, 2007.

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

In fiscal 2000, Westell Technologies, Inc. and certain of its officers and directors were named in consolidated class actions. Although these class actions were settled, we could face securities litigation in the future that could result in the payment of substantial damages or settlement costs in excess of our insurance coverage. Any adverse outcome could harm our business. Even if we were to prevail in any such litigation, we could incur substantial legal costs and management's attention and resources could be diverted from our business that could cause our business to suffer.

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

We have and may in the future offer products and services based upon forward pricing, which is the pricing of products below production costs to take into account the expectation of large future volumes and corresponding reduction of manufacturing costs. Forward pricing would cause us to incur lower margins on product or service sales unless we can reduce the associated costs. We believe that costs may decrease if:

•	more cost-effective technologies become available;
•	product design efficiencies and component integration are obtained
•	we achieve economies of scale related to increased volume.

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

The markets for our products are characterized by:

•	intense competition within the DSL and broadband market in general and from other industries such as cable and wireless industries;
•	rapid technological advances;
•	evolving industry standards;
•	changes in end-user requirements;
•	frequent new product introductions and enhancements;
•	evolving customer requirements and service offerings.

New products introductions or changes in services offered by telephone companies or over the Internet could render our existing products and products under development obsolete and unmarketable. Specifically, the drive by telephone companies to offer new VoIP, IPTV, Video and FMC services will cause the current products to be replaced with newer, more compatible technology. Further, we believe that the domestic market for many of our traditional NSA products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. For example, our Network Interface Unit (“NIU”) product revenue decreased 24.6% in fiscal 2005 and an additional 0.7% in fiscal 2006. Our fiscal 2007 NIU revenue increased by 70.4% due to the acquisition of HyperEdge. Our future success will largely depend upon our ability to successfully develop and market new products.

In addition, our current product offerings primarily enable telephone companies to deliver communications over copper telephone wires in the local access network. Telephone companies also face competition in the delivery of digital communications from cable operators and wireless service providers. If end users obtain their high-speed data transmission services from these alternative providers, then the overall demand for our DSL and other broadband products will be impaired.

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

Integrated circuits and other electronic components used in our products may only be currently available from only one source or a limited number of suppliers. Our inability to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed. For example, it would take the Company approximately nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating platform used in its DSL products.

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

We have few long-term contracts or arrangements with our suppliers. We may not be able to obtain components at competitive prices, in sufficient quantities or under other commercially reasonable terms. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement, then our business would also be harmed. We enter into short term contracts with our suppliers in the form of purchase orders. Purchase orders are often non-cancelable within contractual time periods. These purchase orders are issued to vendors based on forecasted demand. If the forecasted demand is materially incorrect, we may find that we cannot use the products ordered, then our business would also be harmed.

We will become dependent on our third party offshore outsource manufacturing partners to produce and deliver our products timely which could adversely impact our ability to meet the delivery requirements of our customers.

On May 21, 2007 the Company announced its intent to move substantially all of the manufacturing of CNE and NSA products from Aurora, Illinois to offshore suppliers. Reliance on third-party offshore outsource manufacturing partners involves a number of risks, including:

•	over reliance on a limited number of vendors;
•	increased transportation time, costs and possible port closures;
•	political instability;
•	increased exposure to currency fluctuations;
•	compromising of intellectual property;
•	inadequate production capacity and
•	reduced control over product quality.

We may be adversely impacted by the rising cost of product material components such as copper, petroleum, gold, platinum and silver.

The costs of commodities such as copper and petroleum, and to a lesser extent; gold, platinum and silver, all components of the Company’s products, could increase the cost of the Company’s products thereby adversely impacting our business and operating results.

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

•	write-offs for obsolete inventory;
•	other risks that are contained in this “Risk Factors” section.

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

We expect continuing competition as the DSL and broadband market in general continues to evolve. Because we are significantly smaller than many of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a telephone company’s business than we do.

We expect continued aggressive tactics from many of our competitors such as:

•	Forward pricing of products;
•	Early announcements of competing products;
•	Bids that bundle DSL products with other product and service offerings;
•	Intellectual property disputes.

Our lack of backlog may affect our ability to adjust to an unexpected shortfall in orders.

Because of customer ordering demands we generally ship products within a short period after receipt of an order. We typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based on anticipated future revenues and are relatively fixed in the short-term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

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

We have and will continue to depend on the large Regional Bell Operating Companies as well as other telephone carriers including smaller local telephone carriers and new alternative telephone carriers, for substantially all of our revenues. Sales to the Regional Bell Operating Companies accounted for approximately 67.8%, 78.1% and 77.5% of our revenues in fiscal 2007, 2006 and 2005, respectively. Consequently, our future success will depend upon:

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

Conference Plus’s customer base is very concentrated as its top ten customers represent a large portion of total revenue. Customers of Conference Plus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, Conference Plus’s customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that Conference Plus’s customers will not bring some portion or all of their conferencing and meeting services in-house. Conference Plus must continually provide higher quality, lower cost services to maintain and grow its customer base. Any loss of a major account, would have a material adverse effect on Conference Plus. In addition, any merger or acquisition of a major customer could have a material adverse effect on Conference Plus.

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

In addition, our business and operating results may also be adversely affected by the imposition of tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers or by the imposition of export restrictions on products that we sell internationally. Internationally, some governments actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect our business and operating results.

Potential product recalls and warranty expenses could adversely affect our ability to remain profitable.

Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. Historically we have not experienced material problems with product defects, recalls, returns or indemnification claims, however, if such claims exceed our reserves for such claims, our business could be harmed. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit.

Investors could be adversely affected by future issuances and sales of our securities.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. Westell had 56,568,074 shares of common stock outstanding as of June 1, 2007. Options to purchase 8,872,739 shares of class A common stock, 7,116,525 of which were exercisable, are also outstanding on June 1, 2007. These obligations could result in substantial future dilution with respect to our common stock.

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

Conference Plus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. Conference Plus’s ability to sustain growth and performance is dependent on it’s:

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

As of June 1, 2007, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 47.5% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.3% of the voting stock. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of class A common stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company leases the following real property:

Location	Purpose	Square footage	Termination year
Aurora, IL	Office and manufacturing	185,000	2017
Basingstoke, England	Office	4,250	2010
Schaumburg, IL	Office, Conferencing Services	41,860	2011
Dublin, Ireland	Office, Conferencing Services	2,000	2024
Regina, Saskatchewan	Office and manufacturing	24,000	2012

The Basingstoke lease has an early termination clause that allows the Company to exit the lease at June 2008 with a 6 month lease penalty. The Company has announced its intent to move substantially all of the manufacturing of CNE and NSA products to offshore suppliers. Alternative uses are currently being explored for the portion of the Aurora facility that will be impacted. Among those possible uses is a product distribution operation.

The Company does not own any real property.

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

	High	Low
Fiscal Year 2006
First Quarter ended June 30, 2005	$6.73	$5.04
Second Quarter ended September 30, 2005	7.15	3.56
Third Quarter ended December 31, 2005	4.95	3.64
Fourth Quarter ended March 31, 2006	4.90	3.94

Fiscal Year 2007
First Quarter ended June 30, 2006	$4.15	$1.95
Second Quarter ended September 30, 2006	2.93	1.84
Third Quarter ended December 31, 2006	2.71	2.04
Fourth Quarter ended March 31, 2007	3.16	2.09

Fiscal Year 2008
First Quarter through June 1, 2007	$2.82	$2.19

As of June 1, 2007, there were approximately 868 holders of record of the outstanding shares of Class A Common Stock and 6 holders of record of Class B Common Stock.

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

The following selected consolidated financial data as of March 31, 2007, 2006, 2005, 2004 and 2003 and for each of the five fiscal years in the period ended fiscal year 2007 have been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	(in thousands, except per share data)
Statement of Operations Data:	2007	2006	2005	2004	2003
Revenues	$260,090	$ 283,171	$ 270,263	$ 235,739	$ 210,021
Cost of goods sold	174,166	197,372	189,063	155,998	146,261
Gross margin	85,924	85,799	81,200	79,741	63,760
Operating expenses:
Sales and marketing	29,786	24,852	22,211	20,242	16,017
Research and development	24,387	20,274	15,911	17,385	16,483
General and administrative	18,064	16,543	17,368	17,506	17,513
Goodwill and intangible amortization	1,699	1,386	1,335	1,455	1,766
Restructuring charge	343	443	(793)	698	1,678
Total operating expenses	74,278	63,498	56,032	57,286	53,457
Gain on sale of product line	--	--	1,453	--	--
Operating profit	11,645	22,301	26,621	22,455	10,303
Other income, net	3,183	974	896	615	262
Interest expense	(7)	(12)	(60)	(743)	(2,648)
Income before income taxes and minority interest	14,821	23,263	27,457	22,327	7,917
Income tax expense (benefit)	5,892	10,112	(12,757)	(12,923)	372
Minority Interest	236	304	520	373	271
Net income	$8,694	$ 12,847	$ 39,694	$ 34,877	$ 7,274

Net income per basic share	$0.12	$ 0.18	$ 0.58	$ 0.52	$ 0.11
Average number of basic common shares outstanding	70,588	69,938	68,473	66,858	64,925
Net income per diluted share	$0.12	$ 0.18	$ 0.56	$ 0.49	$ 0.11
Average number of diluted common shares outstanding	71,237	71,622	71,042	70,667	65,126

Balance Sheet Data (at end of period):
Working capital	$88,431	$ 76,542	$ 53,249	$ 26,171	$ 7,116
Total assets	207,350	191,813	180,090	129,781	109,474
Current debt	5	51	318	3,416	17,057
Total debt	5	61	318	3,742	34,817
Total stockholders' equity	167,339	157,276	139,658	91,765	43,493

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Network Service Access (NSA) product lines, particularly the sale of Network Interface Unit (NIU) products and related products. NIU products accounted for approximately 17.5%, 10% and 10% of revenues in fiscal years 2007, 2006 and 2005, respectively. The Company introduced its first DSL products in fiscal 1993 and these products accounted for approximately 59%, 69% and 68% of revenues in fiscal 2007, 2006 and 2005, respectively. NIU products and DSL products are the two major products within the Company’s telecom equipment business. Telecom equipment constituted approximately 81%, 84% and 84% of revenues in fiscal 2007, 2006 and 2005, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 19%, 16% and 16% of revenues in fiscal 2007, 2006 and 2005, respectively. Westell realizes the majority of its revenues from the North American market.

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

The equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

Customer Networking Equipment (CNE): Westell’s family of broadband products enable the transport of high-speed data and service over existing local telephone lines and the fiber network, allowing telecommunications companies to provide broadband services using their current copper and fiber infrastructure . The Company’s broadband products also enable residential, small business and Small Office Home Office (SOHO) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (DSL) products currently make up the majority of the revenue in this product group.

•

Network Service Access (NSA): Westell’s NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services, along with an array of flexible T1 product mountings and new power distribution and remote monitoring products These products along with their associated cables and connectors serve as a point of demarcation between the telephone service and the end users equipment. The T1 transmission equipment termed Network Interface Units (NIU) and the associated T1 mounting products make up the majority of revenue from this product group.

The Company’s teleconference service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

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

On November 18, 2005, SBC (now AT&T Inc.) acquired AT&T Corp. On December 29, 2006 AT&T, Inc. completed its acquisition of BellSouth. In the fiscal year ended March 31, 2007, sales to AT&T Inc. generated approximately 28.9% of the Company's total revenues, 21.3% in the equipment segment (primarily NSA products excluding sales made to AT&T Inc. through minority business enterprises) and 7.6% for the services segment. The largest customer of Conference Plus is AT&T Inc. AT&T offers services similar to Conference Plus. The Company is unable to predict at this time how the merger will impact the Company's results of operations in the future.

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

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to launch new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities.

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing by approximately 8% in fiscal year 2008 compared to fiscal year 2007 in an attempt to take advantage of these market opportunities. In view of the Company’s current reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment manufacturing segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the Westell MediaStationsTM, UltraLine ™, ProLineTM, VersaLinkTM, and TriLinkTM, which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company has multiple evaluations and is entering trials for TriLinkTM, TriLinkTM IMS, UltraLine™ Series 3 and the Westell MediaStationTM. The Company continues to focus on expanding existing and new products into the international market.

The Company expects the overall NSA market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenue. The Company acquired 100% of the common stock of HyperEdge Corporation, on December 29, 2005 with the goal of strengthening its position in the NSA market. With the addition of HyperEdge the Company hopes to increase its market share in mountings and NIU’s. The Company acquired 100% of the common stock of Noran Tel, Inc on January 2, 2007. With the addition of Noran Tel, the Company has obtained a Canadian market channel for some of its existing products, has added additional transmission products and has gained new products in the areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to compliment wireless and fiber applications.

Critical Accounting Policies

The Company uses estimates and judgments in applying its accounting policies that have a significant impact on the results reported in the consolidated financial statements. The following are the Company’s most critical accounting policies.

Accounts receivable

The Company sells products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer’s financial condition. Historically, we have not had significant losses due to the inability for the Company to collect delinquent accounts. However, bankruptcy by a significant customer would have a material impact on our results of operations.

Inventory reserves

The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reserve for obsolete and potential obsolete inventory. The Company also evaluates inventory valuation for lower of cost or market concerns. Prices related to future inventory demand are compared to current and committed inventory values.

Inventory purchase commitments

In the normal course of business, the Company enters into commitments for the purchase of inventory. The commitments are at market rates and normally do not extend beyond one year. Should there be a dramatic decline in revenues the Company may incur excess inventory and subsequent losses as a result of these commitments. The Company has established reserves for potential losses on such commitments.

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

Goodwill and Intangibles

Accounting rules require that the Company evaluate goodwill for impairment annually. The Company determined that it operates in two reporting units for the purpose of completing the impairment test of goodwill. These reporting units are telecom equipment and telecom services. The Company utilizes third party appraisals of its telecom equipment and services reporting units fair values compared to book value to determine if there is a potential impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2007. These tests showed no impairment of goodwill. On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies no longer account for share-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies are required to account for such transactions using a fair-value method and recognize the expense over the service period.   On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  The Company adopted this statement in the first quarter of its fiscal year 2007 using the modified prospective method. The adoption of SFAS 123R resulted in an additional pre-tax expense of $1.2 million in fiscal year.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company's statements of operations for the periods indicated:

	Fiscal Year Ended March 31,
	2007	2006	2005
Equipment	81.3%	84.1%	83.6%
Services	18.7	15.9	16.4
Total revenues	100.0	100.0	100.0

Cost of equipment	57.6	61.7	62.0
Cost of services	9.4	8.0	8.0
Total cost of goods sold	67.0	69.7	70.0

Gross margin	33.0	30.3	30.0

Operating expenses:
Sales and marketing	11.5	8.8	8.2
Research and development	9.4	7.2	5.9
General and administrative	6.9	5.8	6.4
Intangible amortization	0.7	0.5	0.5
Restructuring charge	0.1	0.1	(0.3)
Total operating expenses	28.6	22.4	20.7

Gain on sale of product line	0.0	0.0	0.5
Operating income	4.5	7.9	9.8
Other income, net	1.2	0.3	0.3
Interest expense	(0.0)	(0.0)	(0.0)

Income before income taxes and minority interest	5.7	8.2	10.1
Income tax expense (benefit)	2.3	3.6	(4.7)
Minority interest	0.1	0.1	0.2

Net income	3.3%	4.5%	14.6%

Fiscal Years Ended March 31, 2007, 2006 and 2005

Revenues	Fiscal Year Ended March 31,			Increase/Decrease
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Consolidated revenue	$ 260,090	$ 283,171	$ 270,263	$ (23,081)	$ 12,908
Equipment revenue:
CNE	153,844	194,782	183,384	(40,938)	11,398
NSA	57,702	43,319	42,481	14,383	838
Total equipment revenue	211,546	238,101	225,865	(26,555)	12,236
Services revenue	48,544	45,070	44,398	3,474	672

In fiscal year 2007 consolidated revenues decreased 8.2%. Revenue in the equipment segment decreased 11.1% consisting of a 21.0% decrease in CNE product revenue and 33.2% increase in NSA product revenues. The decrease in CNE product revenue was due primarily to a 22.0% decrease in unit volume. The increase in NSA was due to the inclusion of revenue resulting from the acquisition of HyperEdge and Noran Tel. Revenue in the services segment increased by 7.7% in fiscal year 2007. This increase was due to an increase in minutes billed. In fiscal year 2006 consolidated revenues increased 4.8%. Revenue in the equipment segment increased 5.4% consisting of a 6.2% increase in CNE product revenue and by a 2.0% increase in NSA product revenues. The increase in CNE revenue was due to a 24.1% increase in units sold and offset in part by a 17.4% decrease in average sell price per unit. The increase in NSA revenue was due to the inclusion of approximately $4.6 million of revenue resulting from the acquisition of HyperEdge. Revenue in the services segment increased 2.0% due an increase in minutes billed offset in part by lower revenue per minute at the Company’s Conference Plus, Inc. subsidiary.

Gross Margin	Fiscal Year Ended March 31,			Increase/Decrease
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Consolidated Margin	33.0%	30.3%	30.0%	2.7%	0.3%
Equipment Margin	29.2	26.6	25.9	2.6	0.7
Service Margin	49.7	49.9	51.0	(0.2)	(1.1)

The improved gross margin in the equipment segment in fiscal year 2007 was due primarily to the sales mix of less low-margin broadband products and the increased mix of sales of NSA products. Fiscal year 2006 gross margins were positively impacted by improvements in material costs. The gross margin in the services segment decrease in fiscal year 2006 was due primarily to increased overhead costs related to credit card fees, maintenance and web outsourcing costs. The Company believes continued pricing pressures and continued reduction of NSA sales affecting its equipment segment could continue to adversely impact margins in the future. It is the Company’s strategy to offset the effects of these anticipated price reductions with continued cost reductions, such as moving manufacturing offshore, and introducing new products that have higher sales prices and margins.

Sales and Marketing	Fiscal Year Ended March 31,			Increase/Decrease
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Consolidated sales and marketing expense	$29,786	$ 24,852	$ 22,211	$4,934	$ 2,641
Equipment sales and marketing expense	19,984	16,453	16,087	3,531	366
Services sales and marketing expense	9,802	8,399	6,124	1,403	2,275

Sales and marketing expenses were 11.5%, 8.8% and 8.2% of revenues, in fiscal year 2007, 2006 and 2005 respectively. Sales and marketing expense in the equipment segment increased in fiscal year 2007 due primarily to the acquisition of HyperEdge as well as $1.0 million of additional warranty expense. The services segment sales and marketing expense increase in fiscal year 2007 was due primarily to 16% more employees hired to increase sales made directly to end users. The equipment segment sales and marketing expense increase in fiscal year 2006 was due primarily to the acquisition of HyperEdge. The services segment sales and marketing expense increase in fiscal year 2006 was due to an increase in the number of sales and marketing employees. Sales and marketing expense is expected to increase in fiscal year 2008, primarily in the equipment segment. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Fiscal Year Ended March 31,			Increase/Decrease
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Consolidated research and development expense	$24,387	$ 20,274	$ 15,911	$4,113	$ 4,363
Equipment research and development expense	22,356	18,467	14,290	3,889	4,177
Services research and development expense	2,031	1,807	1,621	224	186

Research and development expenses in fiscal 2007, 2006 and 2005 were 9.4%, 7.2% and 5.9% of revenues, respectively. Research and development expenses are incurred primarily in the equipment segment of the business. The fiscal year 2007 increase was due primarily to an increase in engineering headcount from the HyperEdge acquisition. In addition, the Company spent an additional $1.5 million on outside engineering services and there were approximately 15% more engineering employees in fiscal 2007 compared to 2006 that resulted in a $2.6 million increase in salary expense for the year. The increase in engineering service and employees was primarily to support the development of the video transport products as well as fixed mobile convergence products. The fiscal year 2006 increase was due primarily to software capitalization of $1.9 million that occurred in fiscal year 2005 when the Company was developing a managed software application. No software development was capitalized in fiscal 2006 or fiscal 2007 as the organization focused on hardware designs. No such offset occurred in fiscal 2006. In addition, the company spent an additional $1.3 million on outside engineering services and there were approximately 11% more engineering employees in fiscal 2006 compared to 2005 that resulted in $725,000 more salary expense for the fiscal 2006 year. The Company believes that research and development expenses will increase in fiscal year 2008 as the Company continues to focus on VoIP, in-premise wireless networking, wireless/wireline convergence including IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence), video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications.

General and Administrative	Fiscal Year Ended March 31,			Increase/Decrease
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Consolidated general and administrative expense	$ 18,064	$ 16,543	$ 17,368	$ 1,521	$ (825)
Equipment general and administrative expense	10,825	10,401	10,855	424	(454)
Services general and administrative expense	7,239	6,142	6,513	1,097	(371)

General and administrative expenses in fiscal 2007, 2006 and 2005, respectively, were 6.9%, 5.8% and 6.4% of revenues, respectively. The fiscal year 2007 increase in general and administrative expenses in the equipment segment was due primarily to higher salary related expense. The fiscal year 2007 increase in general and administrative expenses in the services segment was due primarily to increase in salary related expenses, increased bad debt expense, increased franchise and other taxes and professional services expenses. The equipment segment’s slight decrease in expense in fiscal year 2006 was primarily due to lower franchise and sales and use tax expense. The fiscal year 2006 services segment of the business was virtually flat when compared to fiscal 2005.

Intangible amortization. Intangible amortization was $1.7 million, $1.4 million and $1.3 million in fiscal 2007, 2006 and 2005, respectively. The intangibles consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc., product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition and product technology and customer relationships related to the January 2, 2007 Noran Tel acquisition.

Restructuring charge. The Company recognized a restructuring expense of $343,000 in the fourth quarter of fiscal year 2007. This charge included personnel costs relating to the termination of 18 employees at Westell Inc. As of March 31, 2007, $213,000 of these costs have been paid leaving an unpaid balance of $130,000.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation (see Note 1 to the Consolidated Financial Statements of the Company and is incorporated herein by reference). The Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimated the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $550,000. Fifteen employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. As of March 31, 2007, $434,000 of these costs have been paid leaving an unpaid balance of $116,000.

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of March 31, 2007, no amounts remain unpaid.

In fiscal 2005, the company recorded $793,000 of income related to restructuring activities due to two reversals of previously recorded charges. First, the Company recognized a restructuring expense of $698,000 in fiscal year 2004. This restructuring resulted from realigning the product focus due to product performance issues at Westell Limited that caused a workforce reduction of approximately 5 employees. In the quarter ended March 31, 2005, $248,000 of these charges were reversed as the Company was able to resolve these performance issues. As of March 31, 2007 no amounts remain unpaid. Second, the Company recognized restructuring expense of $2.6 million in fiscal year 2003. This charge included personnel and facility costs related primarily to the closing of a Conference Plus, Inc. facility and personnel and facility charges at Westell Limited. Approximately 25 employees were impacted by these reorganizations. In fiscal year 2005, the Company terminated a lease that was partially reserved for in the 2003 restructuring. This termination resulted in the reversal of $545,000 of restructuring for facility costs. As of March 31, 2007 no amounts remain unpaid.

A table that summarizes the restructuring charges and their utilization can be found in Note 13 to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

Other income, net. Other income, net was $3.2 million, $974,000 and $896,000 for fiscal years 2007, 2006, and 2005, respectively. Other income, net was primarily comprised of interest income earned on temporary cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency. The increases in fiscal year 2007 over 2006 was due to higher levels of cash invested at better interest rates offset in part by an unrealized loss recorded on intercompany balances denominated in British Pounds.

Interest Expense. Interest expense was $7,000, $12,000 and $60,000 for fiscal 2007, 2006 and 2005, respectively. The decrease in interest expense during each year is a result of lower obligations outstanding during the period under promissory notes, capital leases and vendor debt.

Income Taxes. Income tax expense was $5.9 million in fiscal year 2007, a 39.8% effective tax rate compared to tax expense of $10.1 million, a 43.5% effective tax rate in fiscal 2006. The decrease in expense in fiscal 2007 is due to lower pre-tax earnings as well as the reduction of a portion of the Company’s valuation allowance related to state net operating loss carryforwards (“NOL’s”). In fiscal 2005, the Company recorded a net tax benefit of $12.8 million due to the reduction of all the remaining valuation allowance against federal NOL’s as the Company had determined it was now more likely than not able to utilize these NOL’s.

Minority Interest. Minority interest expense was $236,000, $304,000 and $520,000 in fiscal years 2007, 2006 and 2005, respectively. Minority interest expense is the minority shareholders’ share of income at 91.5% owned subsidiary, Conference Plus Inc.

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

	Quarter Ended
	Fiscal 2007				Fiscal 2006
	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006
(in thousands, except per share amounts)
Revenue	$ 65,376	$ 71,799	$ 63,262	$ 59,653	$ 75,641	$ 66,316	$ 68,149	$73,065
Gross margin	21,732	23,739	20,839	19,614	22,643	20,459	20,914	21,782
Net income	2,677	3,607	1,837	572	4,149	3,023	3,165	2,510
Net income per common share:
Basic	$0.04	$0.05	$0.03	$0.01	$0.06	$0.04	$0.05	$0.04
Diluted	$0.04	$0.05	$0.03	$0.01	$0.06	$0.04	$0.04	$0.04

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

Liquidity and Capital Resources

At March 31, 2007, the Company had $70.2 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At March 31, 2007, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement, which has improved terms over the prior agreement, is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes, acquisitions and for other general corporate purposes. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on March 31, 2007 and expects to comply with these covenants for the term of the debt.

The Company’s operating activities generated cash of $39.3 million, $31.7 million and $21.3 million in fiscal 2007, 2006, and 2005 respectively. Cash generated by operations in fiscal 2007 and 2006 resulted primarily from net income, non-cash depreciation and amortization, decreases in deferred tax assets, accounts receivable and inventory and was offset in 2006, in part by the decrease in accounts payable. Cash generated by operations in fiscal 2005 resulted primarily from net income, non-cash depreciation and amortization, increase in accounts payable and tax benefit received from the exercise of employee stock options and was offset in part by the increase in deferred tax assets, accounts receivables and inventories.

The Company’s investing activities used $10.6 million, $19.0 million and $5.2 million in fiscal 2007, 2006 and 2005 respectively. In fiscal 2007, the Company used cash of $5.9 million to acquire Noran Tel, Inc. In fiscal 2006, the Company used cash of $14.0 million to acquire HyperEdge Corporation.     Capital expenditures in fiscal 2007, 2006 and 2005 were $4.0 million, $4.5 million and $6.7 million, respectively. The equipment segment capital expenditures in fiscal 2007, 2006, and 2005 were $3.1 million, $3.1 million and $5.8 million, respectively. The capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2007, 2006 and 2005 were $0.9 million, $1.4 million and $0.9 million, respectively. These expenditures were primarily for teleconference bridge equipment.

At March 31, 2007 the Company’s principle sources of liquidity were $70.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40.0 million based upon receivables and inventory levels. Cash in excess of operating requirements, if any, will be invested on a short-term basis primarily in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the next twelve months.

Future obligations and commitments as of March 31, 2007 consisted of the following:

	Payments due by fiscal year
(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Debt and capital leases	$ 5	$ --	$ --	$ --	$ --	$ --	$ 5
Purchase obligations	29,992	797	667	208	--	--	31,664
Future minimum lease payments for operating leases	3,515	3,348	3,314	3,165	2,938	12,407	28,687
Future obligations and commitments	$ 33,511	$ 4,145	$ 3,981	$ 3,373	$ 2,938	$ 12,407	$ 60,356

Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that arise in the normal course of business operations.

The Company had deferred tax assets of approximately $62.4 million at March 31, 2007. The Company has recorded a valuation allowance reserve of $8.5 million to reduce the recorded net deferred tax asset to $53.9 million.

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

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom, Ireland and Canada that develop and sell products and services in those respective countries and in other countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $786,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2007. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling, Euro and Canadian dollar.

As of March 31, 2007, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $86,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. The Company’s risk is the potential increase in interest expense arising from adverse changes in interest rates. The Company’s debt consisted primarily of capital leases. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical increase in interest rates of 10% (i.e. from approximately 3.5% to approximately 3.9%) average interest rate on the Company’s debt. If such an increase occurred, the Company would incur approximately $716 per annum in additional interest expense based on the average debt borrowed during the twelve months ended March 31, 2007. The Company does not believe such additional expense is significant. The Company does not currently use any derivative financial instruments relating to the risk associated with changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the independent auditors set forth on pages 43 - 68 of this report. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 69 of this report and should be read in conjunction with the financial statements.

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

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal controls over financial reporting as of March 31, 2007.

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

The Company’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst and Young, LLP, an independent registered public accounting firm, as stated in its report which is included on page 44.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2007 under the caption “Election of Directors and Section 16(a). Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference.

(b)	Executive Officers of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2007 under the caption “Executive Officers,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2007 under the caption “Compensation of Directors and Executive Officers,” and “Report of the Compensation Committee of the Board of Directors,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2007 under the caption “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2007 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees to the Company’s Auditors” in our Proxy Statement for the annual meeting to be held in September 2007.

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The consolidated financial statements of Westell Technologies, Inc. at March 31, 2007 and 2006 and for each of the three fiscal years in the period ended March 31, 2007, together with the Report of Independent Auditors, are set forth on pages 43 through 68 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

(2)	Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2007, 2006 and 2005 as applicable:

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
10.11

Lease dated September 25, 1995 between Westell-Meridian LLC and Westell, Inc. (incorporated herein by reference to Exhibit 10.11 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024)

10.12

Second Amended and Restated Credit Agreement dated as of June 30, 2006 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and Conference Plus, Inc., the various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 to be the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2006)

10.13

Amended and Restated Guaranty and Collateral Agreement dated as of June 30, 2006 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and Conference Plus, Inc., the other parties thereto, as grantors, and LaSalle Bank National Association, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.14

Employment Agreement by and among Westell Technologies, Inc, Westell, Inc. and Thomas E. Mader (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2007).

*10.15

Restricted Stock Award for Thomas E. Mader (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2007).

*10.16

Consulting Agreement by and between Westell Technologies, Inc and E. Van Cullens (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007).

*10.17

Amendment to Deferred Compensation Program for E. Van Cullens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on January 26, 2007).

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

10.25	Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2007.

WESTELL TECHNOLOGIES, INC.

By /s/ Thomas E. Mader
                                                                                                               Thomas E. Mader

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 14, 2007.

Signature	Title

/s/ Nicholas C. Hindman, Sr.	Chief Financial Officer, Treasurer and Senior Vice President
Nicholas C. Hindman, Sr.	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Thomas E. Mader	President, Chief Executive Officer and Director
Thomas E. Mader	(Principal Executive Officer)

/s/ John W. Seazholtz	Chairman of the Board of Directors
John W. Seazholtz

/s/ E. Van Cullens	Director
E. Van Cullens

/s/ Paul A. Dwyer	Director
Paul A. Dwyer

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Roger L. Plummer	Director
Roger L. Plummer

/s/ Bernard F. Sergesketter	Director
Bernard F. Sergesketter

/s/ Melvin J. Simon	Director
Melvin J. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Consolidated Financial Statements:

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, in Stock Based Compensation, to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock based compensation. Also discussed in Note 1, in New Accounting Pronouncements, effective April 1, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 12, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westell Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 12, 2007

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007	March 31, 2006
Current assets:
Cash and cash equivalents	$ 70,183	$ 40,928
Investments	1,984	1,287
Accounts receivable (net of allowance of $290, and $246 respectively)	25,986	30,121
Inventories	18,604	23,918
Prepaid expenses and other current assets	3,248	3,607
Deferred income tax asset	4,580	7,540
Total current assets	124,585	107,401
Property and equipment:
Machinery and equipment	45,593	45,347
Office, computer and research equipment	28,147	26,282
Leasehold improvements	9,263	8,811
	83,003	80,440
Less accumulated depreciation and amortization	70,674	66,157
Property and equipment, net	12,329	14,283
Goodwill	12,592	10,613
Intangibles, net	7,791	7,866
Deferred income tax asset and other assets	50,053	51,650
Total assets	$ 207,350	$ 191,813

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007	March 31, 2006
Current liabilities:
Accounts payable	$ 15,287	$ 14,880
Accrued expenses	9,377	6,926
Accrued compensation	10,518	8,280
Income tax payable	88	--
Deferred revenue	879	722
Current portion of long-term debt	5	51
Total current liabilities	36,154	30,859
Long-term debt	--	10
Other long-term liabilities	807	829
Total liabilities	36,961	31,698
Minority interest	3,050	2,839
Stockholders’ equity:
Class A common stock, par $0.01	565	556
Authorized – 109,000,000 shares
Issued and outstanding – 56,530,761 shares at March 31, 2007 and 55,607,834 shares at March 31, 2006
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,741,872 shares at March 31, 2007 and March 31, 2006
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Deferred compensation	--	(1,751)
Additional paid-in capital	393,334	392,843
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	86	(241)
Accumulated deficit	(226,546)	(234,031)
Total stockholders’ equity	167,339	157,276
Total liabilities and stockholders’ equity	$ 207,350	$ 191,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share amounts)

	Year ended March 31,
	2007	2006	2005
Equipment sales	$ 211,546	$ 238,101	$ 225,865
Services	48,544	45,070	44,398
Total revenues	260,090	283,171	270,263

Cost of equipment sales	149,730	174,795	167,322
Cost of services	24,436	22,577	21,741
Total cost of goods sold	174,166	197,372	189,063
Gross margin	85,924	85,799	81,200

Operating expenses:
Sales and marketing	29,786	24,852	22,211
Research and development	24,387	20,274	15,911
General and administrative	18,064	16,543	17,368
Intangible amortization	1,699	1,386	1,335
Restructuring	343	443	(793)
Total operating expenses	74,279	63,498	56,032
Gain on sale of product line	--	--	1,453
Operating income	11,645	22,301	26,621

Other income, net	3,183	974	896
Interest expense	(7)	(12)	(60)
Income before minority interest and income taxes	14,821	23,263	27,457
Income taxes	5,892	10,112	(12,757)
Minority interest	235	304	520
Net income	$ 8,694	$ 12,847	$ 39,694

Net income per common share:
Basic	$ 0.12	$ 0.18	$ 0.58
Diluted	$ 0.12	$ 0.18	$ 0.56
Weighted average number of common shares outstanding:
Basic	70,588	69,938	68,473
Diluted	71,237	71,622	71,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Comprehensive Income	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Deferred Compensation	Accum. Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, March 31, 2004		$ 532	$147	$ 378,390	$ (485)	--	$ (286,572)	$ (247)	$ 91,765

Net income	$ 39,694	--	--	--	--	--	39,694	--	39,694
Translation adjustment	(187)	--	--	--	(187)	--	--	--	(187)

Total comprehensive income	$ 39,507

Options and warrants exercised including tax benefit		6	--	8,036	--	--	--	--	8,042
Shares sold under Employee Stock Purchase Plan		0	--	137	--	--	--	--	137
Restricted stock grant		4	--	2,679	--	(2,476)	--	--	207

Balance, March 31, 2005		$ 542	$ 147	$ 389,242	$ (672)	$ (2,476)	$ (246,878)	$ (247)	$ 139,658

Net income	$ 12,847	--	--	--	--	--	12,847	--	12,847
Translation adjustment	431	--	--	--	431	--	--	--	431

Total comprehensive income	$ 13,278

Options and warrants exercised including tax benefit		13	--	3,273	--	--	--	--	3,286
Shares sold under Employee Stock Purchase Plan		1	--	204	--		--	--	205
Deferred Compensation						849			849
Restricted stock grant		0	--	124	--	(124)	--	--	--

Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (234,031)	$ (247)	$ 157,276

Cumulative effect of adjustments resulting from the adoption of SAB No. 108		--	--	--	--	--	(1,209)	--	(1,209)

Adjusted Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (235,240)	$ (247)	$ 156,067

Net income	$ 8,694	--	--	--	--	--	8,694	--	8,694
Translation adjustment	327	--	--	--	327	--	--	--	327

Total comprehensive income	$ 9,021

Options exercised		1	--	197	--	--	--	--	198
Shares sold under Employee Stock Purchase Plan		1	--	122	--	--	--	--	123
Restricted stock grant.....		7	--	--	--	--	--	--	7
Reclass deferred stock-based compensation upon adoption of SFAS No. 123R		--	--	(1,751)	--	1,751	--	--	--
Stock based compensation		--	--	1,853	--	--	--	--	1,853
Tax benefits related to stock-option exercises		--	--	70	--	--	--	--	70

Balance, March 31, 2007		$ 565	$ 147	$ 393,334	$ 86	$ 0	$ (226,546)	$ (247)	$ 167,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$ 8,694	$ 12,847	$ 39,694
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,978	9,476	9,209
Sale of product line	--	--	(1,453)
Stock based compensation	1,853	849	206
(Gain) loss on sale of fixed assets	16	(119)	77
Restructuring	(154)	(89)	(1,741)
Deferred taxes	5,214	8,438	(18,820)
Minority interest	235	304	520
Tax benefit received on stock option exercises	--	1,344	5,741
Changes in assets and liabilities:
Accounts receivable	4,774	2,039	(6,467)
Inventory	6,809	6,653	(10,344)
Capitalization of software development costs	--	--	(1,876)
Prepaid expenses and other current assets	764	(1,031)	(466)
Other assets	(164)	107	248
Accounts payable and accrued expenses	1,249	(9,019)	6,340
Accrued compensation	2,192	(81)	474
Net cash provided by operating activities	39,460	31,718	21,342

Cash flows from investing activities:
Purchases of property and equipment	(3,835)	(4,489)	(6,720)
Proceeds from the sale of equipment	50	130	22
Sale of product line	--	87	2,113
Purchase of investments	(697)	(677)	(610)
Acquisition of businesses	(6,246)	(14,049)	--
Net cash used in investing activities	(10,728)	(18,998)	(5,195)

Cash flows from financing activities:
Repayment of long-term debt and leases payable	(56)	(331)	(3,424)
Proceeds from stock options and warrants exercised	321	2,147	2,438
Tax benefits related to stock-based compensation	70	--	--
Net cash provided by (used in) financing activities	335	1,816	(986)

Effect of exchange rate changes on cash	188	42	(52)
Net increase in cash	29,255	14,578	15,109
Cash and cash equivalents, beginning of period	40,928	26,350	11,241
Cash and cash equivalents, end of period	$ 70,183	$ 40,928	$ 26,350

      The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. It’s wholly owned subsidiaries, Westell, Inc., HyperEdge Corporation and Teltrend LLC design, manufacture and distribute telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers. Noran Tel, Inc. is a wholly owned subsidiary of Westell,Inc.

Business Acquisition

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company has accrued $649,000 in transaction costs, including costs for employee severance. The Company paid $335,000 of transaction costs principally consisting of legal fees for the year ended March 31, 2007. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of HyperEdge have been included in the consolidated financial statements from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. During the quarter ended December 31, 2006, the Company adjusted the purchase price in the amount of $0.6 million (net of deferred tax) to accrue for the estimated cost to exit a purchase agreement that was outstanding as of the acquisition date, but was not recorded or disclosed to the Company upon acquisition.

On January 2, 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. Noran Tel employs approximately 57 people and will remain in Canada as part of the Company’s Network Service Access product group. The purchase price for Noran Tel was $6.5 million CND ($5.6 million USD), with a potential earn-out of an additional $4.0 million CND ($3.4 million USD) if certain financial performance goals are met. Any earn-out would be considered additional purchase consideration. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The total purchase price was $5.6 million USD. The allocation of the purchase price to the net assets acquired is as follows:

(in thousands)
Current asset (primarily inventory and accounts receivable)	$ 2,172
Fixed assets	171
Intangible assets	2,021
Goodwill	1,694

Total assets acquired	6,058

Current liabilities	(494)

Total liabilities assumed	(494)

Total purchase price	$ 5,564

Intangible assets consist of amortizable intangible assets of $39,000 of product technology, $629,000 of customer relationships for Power products and $978,000 of customer relationships for Transmission products. Product technology is amortized over 5 years, customer relationships for Power products are amortized over 10 years and customer relationships for Transmission products are amortized over 12 years. Intangible assets also includes $375,000 for the trade name which is not amortizable. Noran Tel’s products are reported in the revenue category called Network Service Access (NSA) for segment reporting. The audited and pro forma results of operations based on historical results of operations including adjustments for interest and amortization, as though Noran Tel were acquired at on April 1, 2006:

	(As Reported)		(Pro forma Unaudited)
	March 31,		March 31,
(in thousands except per share amounts)	2007	2006	2007	2006

Revenue	$ 260,090	$ 283,171	$ 264,842	$ 289,458
Net income	8,694	12,847	8,799	13,170
Basic earnings per share	$ 0.12	$ 0.18	$ 0.12	$ 0.19
Diluted earnings per share	$ 0.12	$ 0.18	$ 0.12	$ 0.18

The pro forma results of operations is presented for illustrative proposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period.

On March 31, 2007 Conference Plus, Inc entered into a settlement agreement with a former executive to buy back shares of its operation located in Dublin, Ireland for $347,000. The shares had been issued to the employee when the Dublin company was acquired in 1998. In accordance with FASB Statement No. 141, the purchase of the minority shareholder’s interest was accounted for using purchase accounting and resulted in an addition to goodwill of $322,000.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in commercial paper. The Company has cash and cash equivalents in one U.S. bank in excess of federally insured amounts.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The components of inventories are as follows:

The components of inventories are as follows:

	March 31,

(in thousands)	2007	2006

Raw material	$ 11,901	$ 16,982
Work in process	47	312
Finished goods	9,672	10,452
Reserve for excess and obsolete inventory and net realizable value	(3,016)	(3,828)

	$ 18,604	$ 23,918

Accrued purchase commitments totaled $86,000 and $77,000 at March 31, 2007 and March 31, 2006, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets which range from 2 to 10 years using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases, or the useful life of the asset, whichever is shorter. Depreciation expense was $5.9 million, $6.8 million and $7.7 million for fiscal 2007, 2006 and 2005, respectively.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under FASB No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company determined that there has been no impairment of goodwill in any of the fiscal years presented. Goodwill and intangibles are primarily related to the equipment segment of the business.

Goodwill increased by $1.7 million during fiscal 2007 due to the purchase of Noran Tel and final purchase accounting adjustments related to the HyperEdge acquisition in fiscal 2006. On March 31, 2007 Conference Plus, Inc. entered into a settlement agreement with a former executive to buy back shares of its operation located in Dublin, Ireland. The shares had been issued to the employee when the Dublin company was acquired in 1998. In accordance with FASB Statement 141 the purchase of the minority shareholder’s interest was accounted for using purchase accounting and resulted in an addition to goodwill of $322,000.

The Company has finite and infinite lived intangible assets related to the acquisitions of Noran Tel in fiscal year 2007, HyperEdge in fiscal year 2006 and Teltrend in fiscal year 2000. The following table presents details of the Company’s intangibles from acquisitions:

	March 31,

(in thousands)	2007	2006

Gross assets	$ 38,596	$ 36,560
Accumulated amortization	(7,005)	(5,306)
Impairment and write off	(23,800)	(23,800)

Net	$ 7,791	$ 7,454

These intangibles are being amortized over a period of 5 to 12 years. Finite lived intangible amortization included in expense was $1.7 million, $1.4 million and $1.3 million in fiscal years 2007, 2006 and 2005 respectively. The following is the expected amortization by year:

	2008	2009	2010	2011	2012	thereafter
Intangible amortization expense	$ 1,814	1,814	519	519	517	2,228

Software Development

The Company accounts for software development costs under FAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All software related costs related to the equipment segment of the business. The Company capitalized $1.9 million of software costs in fiscal 2005. Amortization expense of $413,000, $1.0 million and $163,000 was recorded in fiscal 2007, 2006 and 2005 respectively in cost of goods sold. An impairment charge of $300,000 was taken in fiscal year 2006 and is included in cost of goods sold. The capitalized balance was zero and $413,000 as of March 31, 2007 and March 31, 2006, respectively. Revenue generated from software was $489,000, $691,000 and $160,000 in fiscal 2007, 2006 and 2005, respectively.

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

Net carrying amounts of intangible assets are as follows:

	March 31,

(in thousands)	2007	2006

Finite lived intangible assets:
Product technology – Teltrend acquisition	$ 2,590	$ 3,885
Product technology- HyperEdge acquisition	1,050	1,170
Customer relationship- HyperEdge acquisition	2,153	2,399
Product technology - Noran Tel acquisition	37	--
Customer relationships – Noran Tel acquisition	1,583
Software	--	412

Total finite lived intangible assets	$7,413	$ 7,866

Infinite lived intangible assets:
Trade Name – Noran Tel acquisition	378	--

Total intangible assets	$7, 791	$ 7,866

Revenue Recognition

Revenue is recognized when title has passed to the customer. On certain sales contracts where new products are built to customer specifications, revenue is not recognized until the customer has tested and determined it to function as intended.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product is within specified time limits and is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns that is not significant.

The Company’s subsidiary Conference Plus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.

Shipping and handling

The Company records costs related to shipping and handling expense of $1.2 million in sales and marketing expense.

Product Warranties

Most of the Company's products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products. The Company accrues for estimated warranty costs as products are shipped.

Research and Development Costs

Engineering and product development costs are charged to expense as incurred.

Stock Based Compensation

At the beginning of fiscal year 2007, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payments”, requiring the Company to recognize expense related to the fair value of our stock-based compensations awards. The Company elected to use the modified prospective method, and therefore did not restate prior periods. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to April 1, 2006 are recognized over the remaining service period using the compensation cost calculated for proforma disclosure purposes under SFAS No. 123, and (ii) compensation expense for all share based awards granted subsequent to March 31, 2006 are based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result, the Company’s income before income taxes for the three and twelve months ended March 31, 2007 is $232,000 and $1.1 million lower than if it had continued to account for share-based compensation under APB No. 25. The $1.1 million of expense is inclusive of a $62,000 reduction of expense resulting from the application of an estimated forfeiture rate to its existing unvested awards which is included in the accompanying Consolidated Statement of Operations for the twelve months ended March 31, 2007. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R over the service period of the award, unless the award has a performance condition in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature. In addition, the Company eliminated the balance of deferred compensation expense in stockholders equity against Additional Paid-in Capital as required by this statement.

Prior to the adoption of SFAS 123(R), the Company accounted for the equity based compensations plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R).

(in thousands except per share data)	2006	2005

Net income, as reported	$ 12,847	$ 39,694
Add: Stock based employee compensation expense included in reported net income, net of tax	532	128
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	7,638	2,769

Pro forma net income	$ 5,741	$ 37,053

Net income per share:
Basic as reported	$ 0.18	$ 0.58
Basic Pro forma	$ 0.08	$ 0.54
Diluted as reported	$ 0.18	$ 0.56
Diluted Pro forma	$ 0.08	$ 0.52

The expense in fiscal year 2006 includes the impact of the Company accelerating vesting on options. See Note 9 for further discussion of the Company’s option plans.

Supplemental Cash Flow Disclosures

The following represents supplemental disclosures to the consolidated statements of cash flows:

	March 31,

(in thousands)	2007	2006	2005

Cash paid for:
Interest	$ 7	$ 7	$ 75
Income taxes	341	311	557

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.
•	Investments in mutual funds, within the rabbi trust, have carrying value which approximate market as of March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company in its year ended March 31, 2007, and allows a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. In accordance with SAB 108, the Company has recorded an adjustment of $1,209,000 to beginning Retained Earnings for fiscal year 2007 in the accompanying Consolidated Financial Statements for the items described below.

During the Company’s review of its deferred taxes, it was determined that certain deferred tax assets were recorded in error, causing the deferred tax asset to be overstated by $785,000. This error first impacted the deferred tax asset and earnings in fiscal 2005. The company also identified during its fiscal 2007 year end review process that certain state tax accruals were understated. The impact of this error of was an underpayment of tax expense, net of federal benefit, of approximately $195,000 in fiscal 2005 and $229,000 in fiscal 2006.

The Company does not believe the effect of these adjustments was material, either quantitatively or qualitatively, on the Company’s consolidated financial statements in any of the prior years effected. In reaching that determination, the following quantitative measures were considered (dollars in thousands):

Fiscal Year	Net After tax effect of adjustments	Reported Net Income	Percent of reported Net Income

2006	$ 229	$ 12,847	1.79%
2005	980	39,694	2.47%

Reclassification of Accounts

Certain prior year amounts have been reclassified in order to conform to the current-year presentation.

Note 2. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement, which has improved terms over the prior agreement, is a three-year revolving credit facility in an amount of up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year as well as other non financial covenants. The Company was in compliance with these covenants on March 31, 2007 and expects to comply with these covenants for the term of the debt. There were no borrowings under this facility at March 31, 2007.

Note 3. Long-Term Debt and Notes Payable:

Long-term debt and notes payable consists of the following:

	March 31,

(in thousands)	2007	2006

Capitalized lease obligations secured by related equipment	$ 5	$ 61
Term notes payable	--	--

Total debt and notes payable	5	61
Less current portion	5	51

Long-term debt and notes payable	$ --	$ 10

At March 31, 2007 the company had no Long term debt or notes payable...

Note 4. Income Taxes:

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

	Fiscal Year Ended March 31,

(in thousands)	2007	2006	2005

Federal:
Current	$ (66)	$ 304	$ 296
Deferred	5,433	9,029	(12,015)

	5,367	9,333	(11,719)

State:
Current	744	25	26
Deferred	(219)	754	(1,064)

	525	779	(1,038)

Total	$ 5,892	$ 10,112	$ (12,757)

The Company utilizes the flow-through method to account for tax credits. In fiscal 2007, 2006 and 2005, the Company generated no tax credits.

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.5	0.4	0.2
State income tax, net of federal tax effect	2.9	1.9	3.1
Valuation allowance	(0.4)	3.4	(84.6)
Bad debt in foreign subsidiary	--	(1.1)	--
Other	1.8	3.9	(0.2)

	39.8%	43.5%	(46.5)%

Components of the net deferred income tax asset are as follows:

	March 31,

(in thousands)	2007	2006

Deferred income tax assets:
Allowance for doubtful accounts	$ 80	$ 72
Alternative minimum tax credit	1,846	1,442
Research and development credit carryforward	4,589	4,589
Compensation accruals	1,125	923
Inventory reserves	1,131	1,372
Warranty reserve	980	636
Net operating loss carryforward	48,027	54,637
Intangibles	1,784	1,758
Other	2,820	2,626

	62,382	68,055
Valuation allowance	(8,461)	(9,475)

Net deferred income tax asset	$ 53,921	$ 58,580

Recorded in consolidated balance sheet as follows:

	March 31,

(in thousands)	2007	2006

Deferred income tax assets-current	$ 4,580	$ 7,540
Deferred income tax assets and other assets – noncurrent	49,341	51,040

Net deferred income tax asset	$ 53,921	$ 58,580

The Company has approximately $6.4 million in income tax credit carryforwards and a $121.5 million federal net operating loss carryforward that is available to offset taxable income in the future. A valuation allowance of $4.6 million is recorded against the tax credits. The tax credit carryforwards begin to expire in 2008. The federal net operating loss carryforward begins to expire in 2013. State net operating loss carryforwards have varying carryforward periods from five to twenty years.

The Company evaluates the need for a valuation allowances on the net deferred tax assets under the rules of SFAS 109 “Accounting for Income Taxes”. At March 31, 2007, the Company projects that future taxable income will be sufficient to be able to use a significant portion of the recorded net deferred tax assets. A valuation allowance has been recorded for tax credits and state net operating loss carryforwards that are expected to expire before they can be utilized. The valuation allowance decreased $1 million in fiscal 2007. In fiscal 2006, the company increased the valuation allowance to $1.4 million.

The American Jobs Creation Act of 2004 (the “AJCA”), signed into law in October 2004, includes a provision that allows the Company to elect to claim a one-time dividend received deduction with respect to a qualifying cash repatriation from its foreign subsidiaries. The Company does not expect to make this election.

Note 5. Commitments:

The Company leases an 185,000 square foot corporate facility in Aurora, Illinois to house manufacturing, engineering, sales, marketing and administration pursuant to a lease that runs through 2017.

The Company also has lease commitments to lease other office and warehouse facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for manufacturing equipment, computer equipment, photocopiers and autos. Total rent expense was $4.0 million, $4.2 million and $4.4 million for 2007, 2006, and 2005, respectively.

Total minimum future rental payments at March 31, 2007 are as follows (in thousands):

2008	$ 3,515
2009	3,348
2010	3,314
2011	3,165
2012	2,938
Thereafter	12,407

Total minimum lease payments	$ 28,687

Note 6. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to two years for CNE products and seven to ten years for NSA products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into our estimate of our warranty reserve include the number of units shipped historically and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The Company reports warranty reserve as both current and long term liabilities. The following table presents the changes in our product warranty reserve:

	Fiscal years ended March 31,

(in thousands)	2007	2006	2005

Total product warranty reserve at the beginning of the period	$ 1,776	$ 1,806	$ 1,853
Acquired	--	73	--
Warranty expense	2,529	812	2,278
Charged to other accounts	--	--	--
Deductions	(1,641)	(915)	(2,325)

Total product warranty reserve at the end of the period	$ 2,664	$ 1,776	$ 1,806

Note 7. Capital Stock and Stock Restriction Agreements:

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

Shares issued and outstanding

The following table summarizes Common Stock transactions for fiscal years 2005, 2006 and 2007:

	Common Shares Issued and Outstanding

(in thousands)	Class A	Class B	Treasury

Balance, March 31, 2004	53,226	14,742	(93)
Options Exercised	324	--	--
Shares sold under Employee Stock Purchase Plan	24	--	--
Warrants Exercised	266	--	--
Restricted Stock Grant	400	--	--

Balance, March 31, 2005	54,240	14,742	(93)

Options Exercised	918	--	--
Shares sold under Employee Stock Purchase Plan	55	--	--
Warrants Exercised	369	--	--
Restricted Stock Grant	26	--	--

Balance, March 31, 2006	55,608	14,742	(93)

Options Exercised	132	--	--
Shares sold under Employee Stock Purchase Plan	71	--	--
Warrants Exercised	--	--	--
Restricted Stock Grant	720	--	--

Balance, March 31, 2007	56,531	14,742	(93)

Note 8. Stock-based Compensation:

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

Employee Stock Incentive Plan

In October 1995, the Company adopted a stock incentive plan (the “1995 SIP Plan”) that permits the issuance of Class A Common Stock, restricted shares of Class A Common Stock, nonqualified stock options and incentive stock options to purchase Class A Common Stock, performance awards and stock appreciation rights to selected employees, officers, non-employee directors of the Company and advisory board members and consultants. No stock awards were issued in fiscal 2007, 2006 or 2005.

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

Non-qualified stock options

Stock options granted by the Company have an exercise price that is equal to or higher than the fair value of the Company’s stock on the grant date. Options vest over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or 8 years. The Company recorded expense of $834,000 in the twelve months ended March 31, 2007 related to stock options. The excess tax benefit of $70,000 was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Total cash received from options exercised was $198,000 and $1.9 million in the twelve months ended March 31, 2007 and 2006, respectively. The option activity for the twelve months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	9,201,172	$ 5.78	5.3
Granted	509,801	2.44
Exercised	(132,400)	1.50		176
Forfeited / Expired	(830,445)	5.04
Outstanding on March 31, 2007	8,748,128	5.72	4.5	1,570

Exercisable on March 31, 2007	7,109,139	6.27	4.1	1,361

As of March 31, 2007, there was $1.2 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.28 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve months ended Mar. 31,
	2007	2006
Expected volatility	67%	89%
Risk-free interest rate	4.7%	3.8%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Non-qualified subsidiary stock options

The Company’s Conference Plus subsidiary has a stock option plan for the purchase of Conference Plus stock. Stock options granted under this plan have an exercise price that is equal to the fair value of Conference Plus stock on the grant date. Options can not be exercised until the earliest of the following to occur; an initial public offering, a spin off, a change in control of Conference Plus, or the fifth anniversary of the option grant date. The Company recorded expense of $221,000 in the twelve month period ended March 31, 2007 related to these stock options. The option activity for the twelve months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2006	2,015,304	$ 1.65	6.2
Granted	154,750	1.81
Exercised	--	--		--
Forfeited / Expired	(153,253)	1.79
Outstanding on March 31, 2007	2,016,801	1.65	5.4	325

Exercisable on March 31, 2007	377,358	1.14	1.6	253

As of March 31, 2007, there was $265,000 of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Twelve months ended Mar. 31,
	2007	2006
Expected volatility	50%	50%
Risk-free interest rate	4.7%	3.7%
Expected life	7 years	7 years
Expected dividend yield	0.0%	0.0%

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. Restricted stock awards granted in fiscal year 2006 vested in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 will vest in full on June 1, 2008 with the exception of 20,000 awards that vested on March 31, 2007. Two restricted stock awards were made in fiscal year 2007. The first was for 280,000 restricted stock awards that will vest in full on October 31, 2009. The second fiscal 2007 award was for 500,000 restricted stock awards that will vest one-fifth on each February 1, 2008 through February 1, 2012 provided there is continual employment. Each restricted stock award made in fiscal year 2005 and the 280,000 restricted stock award in fiscal 2007 are subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The fiscal 2007 grant of 500,000 restricted stock awards will also fully vest upon change of control or with the termination of employment without cause or for good reason. In fiscal 2007, 60,000 restricted shares granted in fiscal 2005 were forfeited. The Company recognizes compensation expense on a straight-line basis over the vesting period based on the market value of Westell Technologies stock on the date of grant adjusted for an estimated forfeiture factor. The Company recorded $780,000 and $849,000 of expense in the twelve months ended March 31, 2007 and 2006, respectively, related to these grants. The following table sets forth restricted stock activity for the twelve months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2006	426,100	6.58
Granted	780,000	2.31
Vested	(46,100)	5.59
Forfeited	(60,000)	6.71
Outstanding as of March 31, 2007	1,100,000	3.59

As of March 31, 2007, there was $2.4 million of unrecognized compensation expense related to restricted stock expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

There were 70,566 and 54,592 shares of common stock purchased under the employee stock purchase plan (ESPP) during the twelve months ended March 31, 2007 and 2006, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. The Company recorded $18,000 of expense in the twelve months ended March 31, 2007 related to stock purchased under this plan. There are 517,950 shares authorized under the stock purchase plan with 80,349 available for issuance as of March 31, 2007. The weighted average purchase price of shares purchased under the plan in fiscal 2007 was $1.84.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations, resulting from stock options, restricted stock and the employee stock purchase plan:

(in thousands)	Twelve months ended Mar. 31, 2007
Cost of equipment sales	$ 352
Cost of services	59
Sales and marketing	444
Research and development	365
General and administrative	633
Stock-based compensation expense	1,853
Income tax benefit	(732)
Total stock-based compensation expense after taxes	$ 1,121

401(k) Benefit Plan

The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer up to 15% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. The Company provided for discretionary and matching contributions to the Plan totaling approximately $1.0 million, $1.0 million and $1.2 million for fiscal 2007, 2006 and 2005, respectively.

Note 9. Deferred Compensation:

The Company had a deferred compensation program with its former Chief Executive Officer that was funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $1.9 million and $1.3 million of cash has been funded into the rabbi trust as of March 31, 2007 and March 31, 2006 respectively. The Company has recorded a $2.5 million and $1.9 million liability to accrue for the deferred compensation liability as of March 31, 2007 and March 31, 2006, respectively. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007.

Note 10. Sale of Product Line:

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million including an intangible write off of $439,000. Revenue and pre-tax income of this product line were insignificant in fiscal 2004.

The Company evaluated FIN 46R Consolidation of Variable Interest Entities and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the value of the guarantee. The Company will evaluate the liability periodically and adjust the value as required. As a result of this evaluation during the year ended March 31, 2007, the liability was reduced to $200,000.

Note 11. Segment and Related Information:

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

Performance of these segments is evaluated utilizing, revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, are as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

2007
Revenues	$ 211,546	$ 48,544	$ 260,090
Operating income	6,545	5,100	11,645
Depreciation and amortization	6,170	1,808	7,978
Total assets	190,088	17,262	207,350

2006
Revenues	$ 238,101	$ 45,070	$ 283,171
Operating income	16,103	6,198	22,301
Depreciation and amortization	6,739	2,737	9,476
Total assets	174,131	17,682	191,813

2005
Revenues	$ 225,865	$ 44,398	$ 270,263
Operating income	17,599	9,022	26,621
Depreciation and amortization	5,565	3,644	9,209
Total assets	160,416	19,674	180,090

Reconciliation of operating income for the reportable segments to income before income taxes:

	Fiscal Year Ended March 31,

(in thousands)	2007	2006	2005

Operating income	$ 11,645	$ 22,301	$ 26,621
Other income, net	3,183	974	896
Interest expense	(7)	(12)	(60)

Income before income taxes and minority interest	$ 14,822	$ 23,263	$ 27,457

Enterprise-wide Information

The Company’s revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2007, 2006 and 2005.

Significant Customers and Concentration of Credit:

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,

	2007	2006	2005

Verizon	37.0%	50.7%	51.9%
AT&T	28.9	25.8	25.0

Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,

	2007	2006

Verizon	28.1%	42.8%
AT&T	19.4	28.2

Geographic Information

The Company's financial information by geographic area was as follows for the years ended March 31:

(in thousands)	Domestic	International	Total

2007
Revenues	$ 251,199	$8,891	$ 260,090
Operating income	11,135	510	11,645
Identifiable assets	196,093	11,257	207,350

2006
Revenues	$ 275,631	$ 7,540	$ 283,171
Operating income (loss)	23,546	(1,245)	22,301
Identifiable assets	187,766	4,047	191,813

2005
Revenues	$ 261,907	$ 8,356	$ 270,263
Operating income (loss)	26,627	(6)	26,621
Identifiable assets	175,908	4,182	180,090

International identifiable assets, revenues and operating income (loss) are related to Westell Ltd., which is located in the United Kingdom, Conference Plus Global Services, Ltd., which is located in Dublin, Ireland, and Noran Tel, Inc. which is located in Regina, Saskatchewan.

Note 12. Restructuring charge:

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

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of March 31, 2007, no amounts remain unpaid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation (see footnote 1). The Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common NSA product lines. The Company estimated the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $300,000. Fifteen employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. An additional $250,000 was accrued in the second quarter of fiscal year 2007 for personnel costs. As of March 31, 2007, $434,000 of these costs have been paid leaving an unpaid balance of $116,000.

The Company recognized a restructuring expense of $343,000 in the fourth quarter of fiscal year 2007. This charge was primarily personnel costs relating to the termination of 18 employees at Westell Inc. As of March 31, 2007, $213,000 of these costs have been paid leaving an unpaid balance of $130,000.

The restructuring charges and their utilization are summarized as follows:

	Employee related	Legal, other and facility costs	Total

Accrued at March 31, 2004	$ 698	$ 1,231	$ 1,929
Reversal	(261)	(532)	(793)
Utilized	(437)	(511)	(948)
Accrued at March 31, 2005	0	188	188
HyperEdge acquisition	300	--	300
Charged	398	45	443
Utilized	(327)	(205)	(532)
Accrued at March 31, 2006	371	28	399
Hyperedge acquisition	250	--	250
Charged	304	39	343
Utilized	(727)	(19)	(746)
Accrued at March 31, 2007	$ 198	$ 48	$ 246

Note 13. Other income, net:

Other income, net for the years ended March 31, 2007, 2006 and 2005 was primarily due to interest income and unrealized gains and losses on intercompany balances denominated in foreign currency.

Note 14. Earnings Per Share:

	Fiscal Year ended March 31,
(in thousands, except per share amounts)	2007	2006	2005
Basic Earnings per Share:
Net income	$ 8,694	$ 12,847	$ 39,694
Average basic shares outstanding	70,588	69,938	68,473
Basic net income per share	$ 0.12	$ 0.18	$ 0.58

Diluted Earnings per Share:
Net income	$ 8,694	$ 12,847	$ 39,694
Average basic shares outstanding	70,588	69,938	68,473
Effect of dilutive securities: stock options and warrants	649	1,684	2,569
Average diluted shares outstanding	71,237	71,622	71,042
Diluted net income per share	$ 0.12	$ 0.18	$ 0.56

The Company had 5.7 million, 4.6 million and 3.9 million options outstanding as of March 31, 2007, 2006 and 2005, respectively which were not included in the computation of average diluted shares outstanding as they were antidilutive. In accordance with SAB 108, the Company has recorded a cumulative effect adjustment for an accounting change of $1,209,000 which would have decreased basic and diluted earnings per share by $0.02.

Note 15. Subsequent Event:

On May 21, 2007 the Company announced its intent to move substantially all of the manufacturing of CNE and NSA products from Aurora, Illinois to offshore suppliers. This decision represents a new operating strategy, adopted by the Company’s Board of Directors, to better align the Company with the requirements of the marketplace. The aim of this new operating strategy is to reduce costs, while maintaining the Company’s reputation for quality products and services. The transition affects approximately 300 Aurora employees. The Company will continue to be housed in the current Aurora facility. Alternative uses for the factory portion of the building made idle by this decision are being explored. The Company expects to complete the restructuring by March 31, 2008. The company estimates that the total after tax impact of this action will be approximately $6 million.

.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance Beginning Of Year	Net Additions Charged to Cost And Expenses		Acquired	Deductions		Balance at End of Year

2007
Accounts receivable allowances	$ 246	$ 69		$ 8	$ (33)	(1)	$ 290
Reserve for excess and obsolete inventory	3,828	452		47	(1,311)	(4)	3,016
Deferred tax assets valuation allowance	9,475	(1,014)	(5)	--	--		8,461
Reserve for returns	35	266		--	(271)		30

2006
Accounts receivable allowances	$ 278	$ (16)	(2)	$ 25	$ (41)	(1)	$ 246
Reserve for excess and obsolete inventory	5,132	707		502	(2,513)	(4)	3,828
Deferred tax assets valuation allowance	8,060	786		629	--		9,475
Reserve for returns	70	235		--	(270)		35

2005
Accounts receivable allowances	$ 662	$ (298)	(2)	--	$ (86)	(1)	$ 278
Reserve for excess and obsolete inventory	5,755	(14)	(3)	--	(609)	(4)	5,132
Deferred tax assets valuation allowance	35,360	(27,300)	(5)	--	--		8,060
Reserve for returns	140	117		--	(187)		70

(1)	Accounts written off, net of recoveries
(2)	This item represents a net reserve reversal.
(3)	Includes a $0.6 million reversal of excess and obsolete inventory reserve, as the Company was able to sell inventory at its Westell Limited subsidiary that had been reserved at March 31, 2004.
(4)	Inventory scrapped against inventory reserves
(5)	Reversal of deferred tax asset valuation allowance