Form 10-K/A
period 2007-03-31
WESTELL TECHNOLOGIES INC
filed 2007-07-30
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

(Mark One)

[ X ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ____.

Commission file number: 0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3154957 (I.R.S. Employer Identification No.)

750 N. Commons Drive, Aurora, Illinois 60504

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes [	] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [	] No [ X ]

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [	] No [ X ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of Westell Technologies, Inc. for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (the “Original 10-K”). The purpose of this Amendment is to amend Items 10, 11, 12, 13 and 14 to include information that was originally intended to be incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders. We have not updated the disclosures contained in the Original 10-K to reflect any events that have occurred after the filing date of our Original 10-K.

WESTELL TECHNOLOGIES, INC.

FORM 10 K/A CONTENTS

Item	Page

PART III	1
ITEM 10.	Directors, Executive Officers and Corporate Governance	1
ITEM 11.	Executive Compensation	3
ITEM 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters 16
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	18
ITEM 14.	Principal Accounting Fees and Services	18
PART IV	20

ITEM 15	Exhibits	20
Signatures	22

-i-

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information with respect to the members of our Board of Directors.

Name	Age	Principal Occupation and Other Information

John W. Seazholtz	70

John W. Seazholtz has served as Director of the Company since December 1997 and was elected Chairman in April 2000. Mr. Seazholtz was President and Chief Executive Officer of Telesoft America, Inc. from May 1998 to May 2000. In April 1998, Mr. Seazholtz retired as Chief Technology Officer - Bell Atlantic where he had served since June 1995. Mr. Seazholtz previously served as Vice President Technology and Information Services - Bell Atlantic and in other executive capacities with Bell Atlantic beginning in 1962. Mr. Seazholtz currently serves as a Director for Iteris, Inc. (formerly Odetics, Inc.), a supplier of digital data management products for the security and vehicle traffic management. He is Chairman of eWay Group, a private consulting firm. He is on the Board of Overseers of N.J. Institute of Technology.

Thomas E. Mader	58

Thomas E. Mader has served as President, Chief Executive Officer and Director of the Company since January 2007. Prior to joining the Company, from 2005 to 2006, Mr. Mader served as Vice President and General Manager of the Wireline Network business of Motorola, Inc. From 2004 to 2005, Mr. Mader was a Principal of Mader & Associates a VoIP equipment company. Mr. Mader was Chief Executive Officer of Netrake Corporation, a networking company, from 2001 to 2003. Mr. Mader served as Managing Director of Lucent Technologies in Nurnberg, Germany and was responsible for product management of the global fiber optic networking products from 1998 to 2001 and was Regional Vice President for Lucent in Dallas, Texas from 1996 to 1998 with responsibility for global sales and marketing to large independent telecom customers. From 1994 to 1996 Mr. Mader was Senior Vice President and Chief Marketing Officer for Norrell Corporation a national provider of outsourcing services to business and government. Mr. Mader was President and Chief Executive Officer from 1992 to 1994, of a joint venture of Nortel Ltd. and Bell Atlantic Meridan Systems and from 1990 to 1992 was a Vice President of Sales and Marketing for Nortel Network Systems focused on the Ameritech account. From 1986 to 1990 Mr. Mader served as Vice President of Enterprise Markets Distributor Support for Nortel Meridian Systems. From 1975 to 1986 Mr. Mader served is various division and district level positions at AT&T Information Systems.

E. Van Cullens	61

E. Van Cullens served as President, Chief Executive Officer and Director of the Company since July 2001 until his retirement in January 2007. Prior to joining the Company, Mr. Cullens operated Cullens Enterprises, LLC, a management consulting firm focused in telecommunications, from June 2000 through June 2001. From June 1999 to May 2000, Mr. Cullens served as President and Chief Operating Officer of Harris Corporation and served as President, Communications Sector from May 1997 to June 1999. Mr. Cullens served in various executive capacities with Siemens A. G. and affiliated companies from January 1991 to April 1997. Mr. Cullens was with Stromberg-Carlson from May 1984 until January 1991 when Stromberg-Carlson was acquired by Siemens. From May 1972 to April 1984, Mr. Cullens held various management positions with GTE Corporation.

Paul A. Dwyer	73

Paul A. Dwyer has served as a Director of the Company since January 1996. Mr. Dwyer, now retired, served as Chief Financial Officer of Henry Crown and Company, a private investment firm from February 1981 to December 1999, and as Vice President - Administration of Longview Management Group, LLC, a registered investment advisor, from October 1998 to December 1999. Mr. Dwyer serves as a Director for McHenry Bancorp Inc. and McHenry Savings Bank.

Eileen A. Kamerick	48

Eileen A. Kamerick has served as a Director of the Company since December 2003. Ms. Kamerick currently serves as the Executive Vice President, Chief Financial and Chief Administrative Officer of Heidrick and Struggles (NASDAQ HSII), an international provider of senior level executive search and leadership development services. Previously, Ms. Kamerick was Executive Vice President and Chief Financial Officer of Bcom3 Group, Inc., a leading international holding company specializing in advertising and marketing services. Ms. Kamerick serves as a Board member for ServiceMaster, Inc. (NYSE SVM) and serves on the Company's Audit Committee. She also serves as a Board member for Associated Bancorp (NASDAQ ASBC) and serves on the Company’s Audit Committee. In addition, Ms. Kamerick serves as a Board member of The Boys and Girls Club of Chicago, The Senior Businesswomen's Forum and Core School.

Robert C. Penny III	54

Robert C. Penny III has served as a Director of the Company since September 1998. He is the owner of Eastwood Land & Cattle and has been the managing partner of P.F. Management Co., a private investment company, since May 1980.

Roger L. Plummer	65

Roger L. Plummer has served as a Director of the Company since September 2001. Mr. Plummer currently serves as the Managing Director of the International Engineering Consortium. Mr. Plummer also serves as a consultant in communication technology and corporate organization and culture. Mr. Plummer previously served in various executive capacities at Ameritech and its predecessor, Illinois Bell, including President of the Ameritech Custom Business Services unit. Mr. Plummer serves as a Board member of; DePaul University, University of Illinois Foundation, Chicago public television Channel 11, Accreditation Council of Graduate Medical Education, Rush Hospital Neurobehavioral Center, and the Chicago Symphony Orchestra Governing Members Organization.

Bernard F. Sergesketter	71

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

Melvin J. Simon	61

Melvin J. Simon has served as Assistant Secretary of the Company since July 1995 and as a Director of the Company since August 1992. From July 1995 to April 2003, Mr. Simon served as Assistant Treasurer of the Company. From August 1992 to July 1995, Mr. Simon served as Secretary and Treasurer of the Company. A Certified Public Accountant, Mr. Simon founded and has served as President of Melvin J. Simon & Associates, Ltd., a public accounting firm, since May 1980. Mr. Simon serves as a Director of the Company’s 91.5% owned subsidiary Conference Plus, Inc.

Executive Officers

The following sets forth certain information with respect to our executive officers as of March 31, 2007. Please refer to the information contained above under the heading “Directors” for biographical information of executive officers who are also directors of the Company.

Name	Age	Position

Thomas E. Mader	58	President and Chief Executive Officer
Timothy J. Reedy	44	President and Chief Executive Officer of Conference Plus, Inc.
Nicholas C. Hindman, Sr.	56	Chief Financial Officer
John C. Clark	59	Sr. Vice President of Operations
William J. Noll	65	Sr. Vice President and Chief Technology Officer

Timothy J. Reedy – Timothy J. Reedy has served as Chief Executive Officer of Conference Plus, Inc since October 2002. Prior to joining the Company, Mr. Reedy was Vice President, Finance and Marketing with MCI/WorldCom Conferencing. From 1993 to 1995, Mr. Reedy also served as Vice President, Finance and Marketing at Darome Teleconferencing. From 1984 to 1993, Mr. Reedy held several management positions with the former Ameritech Mobile Communications, Inc.

Nicholas C. Hindman, Sr. – Nicholas C. Hindman, Sr. served as Chief Financial Officer since March, 2000 and as acting Treasurer, Secretary, Vice President and Chief Financial Officer of the Company from May 1999 to February 2000. Mr. Hindman was appointed to the newly created position of Chief Operating Officer in July 2007.

John C. Clark – John C. Clark served as Senior Vice President of Operations since April 2001. Prior to joining the Company, Mr. Clark was Vice President of Manufacturing from September 1998 to October 2000 with 3COM. Mr. Clark was Director of Material Management at US Robotics/3COM from January 1996 to September 1998. From 1994 to 1996, Mr. Clark served as Area Vice President of Operations for Caremark. He also served as Director of Materials Management for Caremark from 1991 to 1996. Mr. Clark resigned from the Company in June 2007.

William J. Noll – William J. Noll served as Senior Vice President and Chief Technology Officer of Westell, Inc. since May 1997. Prior to joining the Company, Mr. Noll was Vice President and General Manager of Residential Broadband at Northern Telecom from October 1995 to May 1997. Mr. Noll held other various Vice President and Assistant Vice President positions at Northern Telecom from June 1988 to October 1996, and was Vice President Network Systems at Bell Northern Research from November 1986 to June 1988. Mr. Noll retired from the Company in March 2007.

Audit Committee

The Audit Committee is comprised of Eileen A. Kamerick (Chair), Paul A. Dwyer and Bernard F. Sergesketter. The Audit Committee generally has direct responsibility for appointing, compensating, retaining and overseeing the work of any independent auditors. The Committee also is responsible for reviewing the plan and scope of the annual audit, reviewing our audit and control functions, reviewing and pre-approving audit and permissible non-audit services and reporting to the full Board of Directors regarding all of the foregoing and carrying out the other responsibilities set forth in its charter. The Board of Directors has designated each member of the Audit Committee as an "audit committee financial expert," as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act. The Board of Directors has determined that each current member of the Audit Committee is independent as defined in the Nasdaq listing standards and in the Sarbanes-Oxley Act of 2002. The Audit Committee charter is available on our website at www.westell.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of documents in the our possession and on written representations from reporting persons, we believe that during fiscal 2007, all such persons filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act of 1934, except for William Noll, who filed a late Form 4 to report a stock option granted on January 16, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Our Compensation Committee, which is comprised exclusively of four independent, non-employee directors, has responsibility for determining the compensation of our Chief Executive Officer (the “CEO”) and other officers. In carrying out these responsibilities, the Committee evaluates the Company’s past performance and each officer’s contribution to our achievements during the year.

Compensation Philosophy

The compensation program for executive officers, including named executive officers, and other key employees is based on a “pay-for-performance” philosophy ensuring that a significant percentage of total compensation is contingent on achievement of performance goals.

Compensation Objectives

We have designed our compensation program to:

•	attract, retain, and motivate highly talented individuals by ensuring our compensation is competitive with other employment opportunities;

•	ensure that compensation reinforces achievement of business unit and individual performance objectives and our business strategy by rewarding performance for the past year; and

•	align the long-term interests of the executive officers with those of our stockholders through the use of long-
term equity incentives.

Decisions regarding cash and equity compensation include subjective determinations and consideration of various factors as they apply to individual circumstances, such as an executive officer’s experience in the industry, the market value and the expected benefit of the executive officer’s position at the Company.

Our compensation program includes three major components: base salary and benefits, annual incentive compensation and long-term equity incentives. Each element is intended to reward and motivate executives in different ways consistent with our overall guiding principles for compensation. The portion of total compensation intended to come from each element reflects our belief that total compensation should increase with position and responsibility while, at the same time, making a greater percentage of an executive’s compensation tied to corporate and individual performance. We do not have any form of pension or retirement arrangements other than a company-wide 401(k) plan and the deferred compensation arrangement with Mr. Cullens, our former Chief Executive Officer, described below.

The Compensation Committee believes that for fiscal 2007, the overall compensation levels for our executive officers, including our named executive officers, were consistent with our “pay-for-performance” philosophy and the Company’s fiscal 2007 performance.

Methodology

The Compensation Committee considers various measures of the Company and the performance of other companies in the telecommunications equipment and/or conferencing industries that are similar in the number of employees, revenue and capitalization.  The Compensation Committee determines appropriate levels of compensation for each executive officer and makes allocations between cash and non-cash elements of compensation.  Our financial and business objectives, the salaries of executive officers in similar positions with comparably sized companies in similar industries, and individual performance are considered.  We receive information on executive compensation of other companies by reviewing published materials such as proxy statements or through information provided by consultants. The Compensation Committee considers relevant industry data but does not target any overall industry percentage level or peer group average.

The Compensation Committee evaluates and establishes executive compensation on an annual basis and seeks the input of the CEO. The CEO does not participate in deliberations relating to his own compensation. The executive compensation process begins with consideration of the Company’s overall annual budget for employee compensation, which is created as part of the Company’s annual operating plan process under which business and financial objectives are initially developed by executive officers and then discussed with and approved by the CEO.  These objectives are then reviewed by the Board of Directors and the Board sets the financial and business objectives for the Company from which incentive compensation is based.  The Compensation Committee considers the salary data that is part of the annual budget and sets individual executive officer salaries with the goal of keeping the average executive officer salary within the budgeted range for all other employees.

For fiscal 2007, the Compensation Committee reviewed and approved the total compensation package for all the executive officers, including the elements of compensation discussed below. The committee determined the amounts to be reasonable and competitive.

Components of Executive Compensation for Fiscal 2007

Base Salaries and Benefits. Base salaries of our executive officers are reviewed annually.  When setting base salaries, the Compensation Committee reviews the business and financial objectives for the Company as a whole, and the objectives for each of the individual officers relative to their respective areas of responsibility.  The Committee may also consider the salaries of executive officers in similar positions with comparably sized companies in the telecommunications equipment and/or conferencing industries.  This review encompasses the objectives for both the preceding fiscal year and the upcoming fiscal year. After consideration of the factors described above, the average base salaries for our named executive officers were increased approximately 4.5% for fiscal 2007 over fiscal 2006.

Annual Incentive Compensation. A significant portion of each executive’s total compensation is variable and is dependent on the Company’s performance. Annual incentive cash bonuses are payable to executive officers and key employees under the Westell Management Incentive Compensation Plan, and semi-annually under our Conference Plus Incentive Compensation Plan (collectively, the “Incentive Compensation Plans”).

The Compensation Committee sets performance goals which, if met, result in payments to participants under the Incentive Compensation Plan.  The Plans are designed to induce participants to achieve superior financial results and to award them for accomplishing strategic goals. The Plans are comprised of financial criteria and strategic objectives. The performance goals are established at levels that are expected to be achievable, but require a high level of performance.  The aggregated bonus pool for the Incentive Compensation Plans budgets a fixed amount for each position, with amounts varying by position and responsibility. Actual payments under the Incentive Compensation Plans are predicated on Westell and/or Conference Plus meeting specific operating goals. Cash bonuses under the Incentive Compensation Plans are subject to a maximum award of 200% of target per individual on an annual basis at Westell and 150% at Conference Plus. All incentive compensation awards to date have been less than the maximum amount.

Financial Criteria:

The amount of a named executive officer’s cash bonus under the Incentive Compensation Plans is based on the following performance metrics in the relative proportions set forth below:

For executives of Westell:

Revenue	40%
Margin	30%
Earnings Before Taxes	30%

For executives of Conference Plus:

Revenue	60%
Operating Income	40%

Actual performance is measured based on the consolidated results of the Company. The results of Noran Tel, which we acquired in January 2007, were not included in determining bonus attainment.

Revenue – The pay out is the square of the actual percent attainment of the revenue target (beginning at 80%) up to a maximum pay out of 200%.

Margin – The pay out is 100% if the margin target is attained. For every $1,000,000 above or below the target, the pay out percentage will be increased or decreased by 1%. The pay out is capped at 200%

Earnings Before Tax – The pay out is the square of the actual percent attainment of the target (beginning at 80%) up to a maximum pay out of 200%.

Strategic objectives:

The Compensation Committee also established strategic objectives which, if achieved, would enhance the bonus to which the named executive officer would otherwise be entitled based on the financial performance of the Company. The strategic objectives included key customer wins and achieving specified sales of certain products. Fulfilling the strategic objectives would result in bonus accelerators to be applied to the total bonus percentage as calculated based on financial performance, not to exceed 200%.

The table below outlines the attainment of the annual incentive goals.

(Amounts in Millions)

Criteria	Pay out %	Target	Actual	% Attained	Earned	% Payout

Revenue	40%	$285	$259	91%	82%	33%
Margin	30%	$86	$85	99%	99%	30%
Earnings before taxes	30%	$8	$15	196%	200%	60%

Total						123%

Achieved one Strategic objective						1.2

Total payout rate to be applied to individuals bonus targets						147% (1)
(1)	Amount equal to the total of 123% multiplied by the strategic objective accelerator of 1.2 based on the achievement of one strategic objective.

Long-Term Equity Incentives. Equity compensation, including stock option grants and restricted stock, constitutes a significant portion of our compensation program because we believe that officers and key employees should hold a long-term equity stake in the Company to align their collective interests with the interests of our stockholders.  We adopted and stockholders approved a Stock Incentive Plan in 2004 to achieve these goals. We typically make equity compensation grants to executive officers and key employees in connection with their initial employment, and periodic equity grants are issued to incentivize employees on a continuing basis.

We also make grants of stock options and restricted stock under the 2004 Stock Incentive Plan in connection with promotions or changes in responsibilities, in recognition of other individual achievements, or in conjunction with patent filings.  On March 31, 2007, all full-time employees worldwide held restricted stock or options to purchase our common stock.

In granting equity compensation awards to executive officers, we consider numerous factors, including:

•	the individual’s position and responsibilities;

•	the individual’s future potential to influence our mid- and long-term growth;

•	the vesting schedule of the awards; and

•	the number and value of awards previously granted.

We do not separately target the equity element of our executive officer compensation programs as a specific percentage of overall compensation.   However, overall total compensation is structured to be competitive so that we can attract and retain highly qualified executive officers.  In setting equity award levels, we also take into consideration the impact of the equity-based awards on the dilution of our stockholders’ interests in our common stock.

Tax Considerations

Internal Revenue Code section 162(m), in general, precludes a public corporation from claiming a tax deduction for compensation in excess of $1 million in any taxable year for any executive officer named in the summary compensation table in such corporation’s proxy statement. Certain performance-based compensation is exempt from this tax deduction limitation. The Compensation Committee’s policy is to structure executive compensation in order to maximize the amount of the Company’s tax deduction.

Overview of Fiscal 2007 Summary

In fiscal 2007, we did not grant stock options to our executive officers as a group. However, we did award shares of restricted stock to executives of Conference Plus, Inc., including Tim Reedy.  In addition, Tom Mader received a restricted stock grant of 500,000 shares in connection with his appointment as our Chief Executive Officer. For fiscal 2007, payments under the Incentive Compensation Plans for our named executive officers totaled $1,008,846.

Management Transition

On January 22, 2007, Thomas E. Mader became our President and Chief Executive Officer and a member of our Board of Directors. E. Van Cullens, the outgoing President and Chief Executive Officer, agreed to make himself available at our request to advise the Board and Mr. Mader on strategic and transitional matters, pursuant to the terms of a consulting agreement. Because Mr. Mader and Mr. Cullens both served as Chief Executive Officer during fiscal 2007, both are considered named executive officers under the federal securities laws and therefore appear in the compensation tables below.

On March 30, 2007, William J. Noll retired from his position as our Senior Vice President and Chief Technology Officer to pursue other interests. On June 11, 2007, John C. Clark, the Senior Vice President of Operations, was separated from the Company. Because both executives were among our most highly compensated executive officers during fiscal 2007, both are named executive officers under the federal securities laws and therefore appear in the compensation tables below.

In addition, Nicholas C. Hindman, Sr. served as our Chief Financial Officer during fiscal 2007, and accordingly, he is listed as a named executive officer in the tables below. On July 2, 2007, Mr. Hindman assumed the responsibilities of the newly created position of Chief Operating Officer (COO). Amy Forster assumed the position of Senior Vice President and Chief Financial Officer. Ms. Forster will be included as a named executive officer in our compensation tables for fiscal 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is currently composed of Messrs. Dwyer (Chair), Penny, Plummer and Seazholtz. No interlocking relationships exist between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

We have granted Robert C. Penny III and Melvin J. Simon, as Trustees of the Voting Trust, certain registration rights with respect to the shares of Common Stock held in the Voting Trust.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

This report is submitted by the Compensation Committee of the Board of Directors.

Respectfully Submitted By:

The Compensation Committee

Paul A. Dwyer (Chair)
Robert Penny III
Roger Plummer
John W. Seazholtz

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of our named executive officers for fiscal 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Thomas E. Mader (4)	2007	69,230	60,000(5)	39,083	--	--	--	--	168,313
Chief Executive Officer
E. Van Cullens (4)	2007	410,346	--	--	48,338	165,623	630,000	6,300	1,260,607
Former Chief Executive Officer

Nicholas C. Hindman,	2007	259,765	--	140,805	12,371	220,830	--	4,400	638,171
Chief Operating Officer and Secretary, former Chief Financial Officer

John C. Clark (6)	2007	261,346	--	100,575	19,230	220,830	--	4,400	606,381
Former Senior Vice President of Operations

William J. Noll (7)	2007	249,400	800	158,362	11,996	221,663	--	4,400	646,621
Former Senior Vice President of Research & Development and Chief Technology Officer

Timothy J. Reedy	2007	264,231	--	20,764	--	179,900	--	6,600	471,495
Chief Executive Officer of Conference Plus, Inc.

(1)	See the “Grants of Plan-Based Awards” for information regarding these stock and option awards.
(2)

Reflects the dollar amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with the FAS 123(R) and thus may include amounts from awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company’s audited financial statements for fiscal 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2007.

(3)	Other compensation includes Company 401(k) contributions and group term life and disability insurance premiums as outlined in the table below.
(4)	E. Van Cullens was Chief Executive Officer until January 22, 2007, at which time he retired and was replaced by Thomas Mader. Mr. Cullens remains a member of the board of directors.
(5)	Thomas Mader received a $60,000 bonus for relocation payable on his start date.
(6)	John C. Clark, the Senior Vice President of Operations, was separated from the Company on June 11, 2007.
(7)	William J. Noll retired from his position as our Senior Vice President and Chief Technology Officer on March 30, 2007.

ALL OTHER COMPENSATION

Name	Year	Company 401(k) Contributions ($)	Group Term Life and AD&D Insurance Premiums ($)	Total

Thomas E. Mader	2007	--	--	--

E. Van Cullens	2007	4,400	1,900	6,300

Nicholas C. Hindman	2007	4,400	--	4,400
Chief Financial Officer

John C. Clark	2007	4,400	--	4,400

William J. Noll	2007	4,400	--	4,400

Timothy J. Reedy	2007	6,600	--	6,600

GRANTS OF PLAN-BASED AWARDS

The following table sets forth specific information with respect to each grant of an award made under any Company plan to a named executive officer during fiscal 2007.

						All Other
						Option
						Awards:	Exercise or
		Estimated Possible Payouts Under Non-Equity Incentive			All Other Stock Awards:	Number of	Base Price of
		Plan Awards (1)			Number of	Securities	Option	Grant Date Fair

	Grant	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Value of Stock and
Name	Date	($)	($)	($)	Or Units(#) (2)	Options (#)	($/Sh)	Option Awards (3)($)
Thomas E. Mader	2/01/2006				500,000 (4)			1,197,500
E. Van Cullens	4/24/2006	0	225,000	450,000
Nicholas C. Hindman	4/24/2006	0	150,000	300,000
John C. Clark	4/24/2006	0	150,000	300,000
William J. Noll	4/24/2006	0	150,000	300,000
	1/12/2007					1,667 (5)	2.945	2,785
Timothy J. Reedy	4/24/2006	0	145,000	290,000
					70,000 (6)			161,700

(1)	The columns reflect amounts payable under the Incentive Plan for meeting specified threshold, target and superior levels of performance respectively.
(2)	This column represents grants of restricted stock.
(3)

This column reflects the grant date fair value calculated in accordance with FAS 123(R). See Note 8 to the audited financial statements fiscal 2007 for further details on assumptions used in calculating these values.

(4)	The restricted stock award vests in equal annual installments of 20% per year commencing on February 1, 2008.
(5)	The options were fully vested on the date of grant.
(6)	The restricted stock award vests on October 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table below includes certain information with respect to stock options and restricted stock previously awarded to the named executive officers that were outstanding as of March 31, 2007.

Option Awards					Stock Awards			
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Thomas E. Mader	--	--	--	--	--	500,000(8)	1,107,500		
E. Van Cullens	55,192	--		1.950	6/25/2011				
	535,000	--		1.950	6/28/2011				
	400,000	--		2.000	6/28/2011				
	--	400,000(1)		5.000	6/28/2011				
	64,490	--		1.570	4/1/2012				
	100,000	--		1.305	12/24/2012				
	100,000	--		6.705	1/3/2012				
Nicholas C. Hindman	6,000	--		6.766	10/19/2009	70,000(9)	155,050		
	60,000	--		31.688	2/24/2010				
	30,000	--		2.120	4/10/2011				
	--	6,464(2)		2.185	5/30/2011				
	8,000	--		1.135	9/19/2011				
	2,000	2,000(3)		1.570	4/1/2012				
	4,000	2,000(3)		3.000	4/1/2012				
	--	23,806(4)		1.570	4/1/2012				
	1,450	1,450(3)		1.570	4/1/2012				
	40,000	--		7.370	3/29/2011				
John C. Clark	10,000	--		2.110	4/16/2011	50,000(9)	110,750		
	--	14,869(2)		2.185	5/30/2011				
	8,000	--		1.135	9/19/2011				
	2,000	2,000(3)		1.570	4/1/2012				
	8,000	2,000(3)		3.000	4/1/2012				
	--	23,806(4)		1.570	4/1/2012				
	3,000	3,000(3)		1.570	4/1/2012				
	5,060	1,264(5)		4.050	3/31/2013				
	40,000	--		7.370	3/29/2011				
William J. Noll	50,000	--		6.219	4/20/2008				
	45,000	--		6.219	5/12/2007				
	25,000	--		6.219	12/5/2007				
	7,500	--		6.219	12/5/2007				
	7,500	--		6.219	12/5/2007				
	5,000	--		6.219	12/5/2007				
	25,000	--		4.000	4/6/2009				
	5,000	--		6.219	12/5/2007				
	85,000	--		21.438	4/4/2010				
	250	--		17.188	8/10/2010				
	--	500(6)		6.156	12/18/2010				
	15,000	--		2.120	4/10/2011				
	--	10,990(2)		2.185	5/30/2011				
	8,000	--		1.135	9/19/2011				
	2,000	2,000(3)		1.570	4/1/2012				
	2,000	2,000(3)		3.000	4/1/2012				
	--	23,806(4)		1.570	4/1/2012				
	1,500	--		1.770	3/14/2012				
	--	1,333(7)		1.315	8/2/2012				
	40,000	--		7.370	3/29/2011				
	1,667	--		2.945	1/12/2017				
Timothy J. Reedy	60,000	--		1.315	10/25/2012	70,000(10)	155,050		
	50,000	--		6.705	1/3/2012

(1)	The options vest and become exercisable on 6/28/2008.
(2)	The options vest and become exercisable on 5/30/2008.
(3)	The options vest and become exercisable on 4/1/2007.
(4)	The options vest and become exercisable on 4/1/2009.
(5)	The options vest and become exercisable on 3/31/2008.
(6)	The options vest and become exercisable on 12/18/2008.

(7)	The options vest and become exercisable on 8/2/2012.
(8)	The restricted stock awards vests in equal annual installments of 20% per year commencing on February 1, 2008.
(9)

The restricted stock award vests on June 1, 2008. In the event of involuntary termination, death or disability, 1/41st of the shares shall have vested through the date of termination, death or disability.

(10)	The restricted stock award vests on October 31, 2009.

OPTION EXERCISES AND STOCK VESTED

The table below includes certain information with respect to vesting of restricted stock units for the named executive officers during fiscal 2007. No stock options were exercised by the named executive officers during fiscal 2007.

(1)	The amount reflects the number of shares acquired upon vesting multiplied by the average stock price on March 30, 2007, the last trading day prior to the vesting date.

NON-QUALIFIED DEFERRED COMPENSATION

(1)

Amounts in this column include above-market interest previously reported in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column of the Summary Compensation Table. Amounts included as earnings and aggregate balance were recorded as compensation expense by the Company.

Narrative to the Non-qualified Deferred Compensation Table

We previously entered into a deferred compensation program with Mr. Cullens, our former Chief Executive Officer, which we amended on January 21, 2007. The amount of deferred incentive compensation to be awarded to Mr. Cullens in each year of his service as Chief Executive Officer was based on our consolidated net income before income taxes as set forth in the Company’s audited financial statements. The amount of the award was determined on an annual basis as follows:

Consolidated Income Before Cumulative Income Taxes	Rate	Maximum Award	Earned

Up to $2,500,000	5%	$ 125,000	$ 125,000
Next $3,750,000	4%	$ 150,000	$ 150,000
Next $6,250,000	3%	$ 187,500	$ 187,500
Next $6,250,000	2%	$ 125,000	$ 125,500
Next $6,250,000	1%	$ 62,500	$ 42,000
Total	1%	$ 650,000	$ 630,000

All amounts awarded under the deferred compensation program vested on March 31, 2006. Any amounts earned by Mr. Cullens in the fiscal years ending after March 31, 2006 are fully vested at the time the amounts are determined as set forth above. Unless otherwise elected, the deferred incentive compensation earned by Mr. Cullens and vested thereunder are paid to Mr. Cullens upon his retirement or other termination of employment. Mr. Cullens also has the right to withdraw all vested amounts earned under the program at any time, provided that 5% of the amount withdrawn shall be forfeited to the Company. We shall establish a rabbi trust and pay to the trust from time to time an amount equal to any amount earned under the deferred incentive compensation program. The balance in the deferred compensation account will be paid to Mr. Cullens in a lump sum within 30 days after a change in control of the Company or within 90 days after his death or termination of employment by permanent and total disability.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables show potential payments to our named executives under existing contracts, agreements, plans or arrangements for various scenarios under termination or a change-in-control of each of our named executives, assuming a March 31, 2007 triggering event and using a stock price of $2.22 per share, which represents the average of the high and low sales prices of our common stock on March 30, 2007, the last trading day prior to fiscal year end.

E. Van Cullens

Former President and Chief Executive Officer

E. Van Cullens was our Chief Executive Officer in fiscal 2007 until he retired on January 22, 2007, at which time he was replaced by Thomas Mader. Mr. Cullens received payments totaling $264,615 in connection with his retirement,165,623 for pro-rated bonus and 98,992 in consulting fees.

In addition, we have entered into a consulting agreement with Mr. Cullens under which he has agreed to make himself available at our request to advise the Board and new President and Chief Executive Officer on strategic and transitional matters. Mr. Cullens compensation under the consulting agreement is as follows: through June 30, 2007 – a monthly consulting fee of $39,167, thereafter – a monthly consulting fee of $1,000 plus, as to any day in which Mr. Cullens furnishes services, $1,500, payable monthly. In addition, stock options will continue to vest if Mr. Cullens is engaged as a consultant. The term of the consulting agreement expires on December 31, 2009, subject to the right of either party to terminate the agreement with thirty days prior written notice.

The consulting agreement provides that medical benefits will be made available to Mr. Cullens through COBRA at his expense. At the expiration of COBRA benefits, we will pay up to $3,500 a month for an individual policy with similar coverage for the first six months the policy is in effect. Mr. Cullens’ deferred compensation plan was amended to allow for a fiscal year contribution for the fiscal year ending March 31, 2007 with respect to his consulting services as if he was still actively employed through March 31, 2007.

Our Compensation Committee determined the consulting services to be rendered pursuant to the consulting agreement will, as provided in certain stock option agreements, constitute continued employment solely for the purpose of those options, and that termination of the consulting agreement will accordingly constitute retirement for the purpose of those options.

Thomas E. Mader

President and Chief Executive Officer

(1)         Amount reflects one year’s base salary. If Mr. Mader voluntarily resigns with good reason, he will receive a pro rata portion of the anticipated bonus for that year. If Mr. Mader voluntarily resigns with good reason in connection with a change of control, he will receive 100% of his target bonus amount.

(2)	Amount represents 100% vesting of 500,000 shares of restricted stock.

We have entered into an employment agreement with Thomas E. Mader, our Chief Executive Officer. Under the terms of Mr. Mader’s employment agreement, he will receive an annual base salary of $450,000 per year. Mr. Mader’s base salary will be reviewed annually and may be increased, but not decreased, without his consent. Mr. Mader is not entitled to a bonus for the fiscal 2007. For the fiscal year ending March 31, 2008, Mr. Mader will be guaranteed a bonus of $225,000, which amount will be paid to Mr. Mader in a single lump sum payment on or before May 1, 2008. For subsequent fiscal years during the term of his employment, Mr. Mader will be eligible to receive a bonus based upon the achievement of performance goals to be developed for each year by our Board and Compensation Committee.

Mr. Mader received a relocation payment of $60,000 on the commencement of employment and will receive an additional $90,000 upon the sale of his residence in Texas. In the event Mr. Mader resigns without good reason, he will repay any relocation payments received by him within the twelve month period immediately preceding the effective date of his resignation.

If we terminate Mr. Mader’s employment without cause during the first three years of his employment or if Mr. Mader resigns for good reason during the first three years of his employment, he will be entitled to receive as severance (A) one year’s base salary payable in regular installments, provided, that such payments will be deferred until the six-month anniversary of the date of Mr. Mader’s termination of employment if deferral to such anniversary date is required to comply with the provisions of Section 409A of the Internal Revenue Code and (B) a pro rata portion of Mr. Mader’s anticipated bonus for the fiscal year in which the termination occurs.

If Mr. Mader remains employed at the time of a change of control that occurs within five years, and within twelve months following the change of control, either the total of Mr. Mader’s salary and target bonus is reduced without his written consent or Mr. Mader's primary duties and responsibilities as President and Chief Executive Officer of the Company are, without his written consent, materially reduced or modified in such a way as to be qualitatively beneath the duties and responsibilities befitting of the president and chief executive officer of a publicly held company of comparable size in the telecommunication industry in the United States, and if Mr. Mader resigns within six (6) months after such reduction in compensation or change in duties and responsibilities, he will be entitled to receive (A) one year’s base salary payable in regular installments, provided, that such payments will be deferred until the six-month anniversary of the date of Mr. Mader’s termination of employment if deferral to such anniversary date is required to comply with the provisions of Section 409A of the Internal Revenue Code and (B) 100% of the target bonus amount authorized and approved for Mr. Mader by our Compensation Committee for such fiscal year or for the prior fiscal year, if higher.

Mr. Mader is subject to a non-competition covenant during the term of his employment and for an additional one-year period following termination if, following termination of his employment with us, Mr. Mader is entitled to receive severance or if we elect to pay him the severance even if he would not otherwise be entitled. Mr. Mader is subject to a non-soliciation covenant with respect to our employees for one year following termination of his employment whether or not he is entitled to severance pay.

Nicholas C. Hindman (1)

Chief Operating Officer and Former Chief Financial Officer

(1)	Amount represents 100% vesting of 46,098 shares of restricted stock.

John C. Clark (1)

Former Senior Vice President of Operations

(1)	Amount represents 100% vesting of 32,927 shares of restricted stock.

Effective as of June 11, 2007, Mr. Clark was no longer serving as our Senior Vice President of Operations. Mr. Clark received severance of $216,000 payable bi-weekly over a period of one year in connection with his separation.

William J. Noll

Former Senior Vice President and Chief Technology Officer

On March 30, 2007, William J. Noll retired from his position as our Senior Vice President and Chief Technology Officer. No payments were made to Mr. Noll as a result of his retirement.

Timothy J. Reedy (1)

Chief Executive Officer of Conference Plus, Inc.

(1)	Amount represents 100% vesting of 10,208 shares of restricted stock.

DIRECTOR COMPENSATION

On September 21, 2006, the Compensation Committee set the compensation levels for our directors. The annual retainer for all directors was increased from $25,000 to $30,000. Annual retainers for the chairpersons of our committees were established as follows: Chairman of the Board -$25,000; Chairperson of the Audit Committee - $10,000; Chairperson of the Compensation Committee - $5,000; all other Chairpersons - $2,000. The in-person committee meeting fee was reduced from $2,000 to $1,500 and a new fee of $750 for committee meetings attended via teleconference was established. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings. Mr. Simon receives $1,250 each quarter for his services as a director of Conference Plus, Inc., a subsidiary of the Company. Directors who are employees of the Company do not receive additional compensation for service as directors. In addition, non-employee directors are also eligible to receive awards under our 2004 Stock Incentive Plan. For fiscal 2007, no awards were granted.

Director Summary Compensation Table

The following table details the total compensation for non-employee directors for fiscal 2007.

(1)

Thomas Mader and E. Van Cullens, the current and former Chief Executive Officers, are not included in this table as they are employees of the Company and receive no compensation for their services as directors. The compensation received by Mr. Mader and Mr. Cullens as our employees is shown in the Summary Compensation Table above.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with the FAS 123(R) and thus may include amounts from awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company’s audited financial statements for fiscal 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2007.

(3)

The aggregate number of options outstanding as of fiscal year end for each director is as follows: Mr. Seazholtz—240,000; Mr. Dwyer—230,000; Ms. Kamerick—75,000; Mr. Penny—25,000; Mr. Plummer—90,000; Mr. Sergesketter—114,900; and Mr. Simon—227,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2007, of (i) each director, (ii) our Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers during fiscal 2007 (the “named executive officers”) and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

_______________

*	Less than 1%.

** Served as both a director and Chief Executive Officer during fiscal 2007. Mr. Cullens retired from his position as Chief Executive Officer in January 2007.

(1)

Includes options to purchase shares that are exercisable within 60 days of June 30, 2007 as follows: Mr. Penny III: 25,000 shares: Mr. Simon: 227,000 shares; Mr. Seazholtz: 240,000 shares; Mr. Cullens: 1,254,682 shares; Mr. Dwyer: 230,000 shares; Ms. Kamerick: 55,000 shares; Mr. Plummer: 90,000 shares; Mr. Sergesketter: 114,900 shares; Mr. Hindman: 156,900 shares; Mr. Clark: 83,060 shares; Mr. Noll: 282,750 shares; Mr. Reedy: 110,000 shares; and all directors and executive officers as a group: 2,869,292 shares.

(2)

Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.

(3)	Percentage of beneficial ownership and voting power is based on 56,609,149 shares of Class A Common Stock and 14,741,871 shares of Class B Common Stock outstanding as of June 30, 2007.
(4)

Includes 13,576,498 shares of Class B Common Stock held by Messrs. Penny and Simon, as Trustees pursuant to a Voting Trust Agreement dated February 23, 1994, as amended (the “Voting Trust”), among Robert C. Penny III and Melvin J. Simon, as trustees (the “Trustees”), and certain members of the Penny family and the Simon family. The Trustees have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny and Simon each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. The Voting Trust contains 4,004,236 shares held for the benefit of Mr. Penny and 137,804 shares held for the benefit of Mr. Simon. The address for Messrs. Penny and Simon is Melvin J. Simon & Associates, Ltd., 4343 Commerce Court, Suite 616, Lisle, Illinois 60532.

(5)

Includes 248,024 shares held in trust for the benefit of Mr. Penny and certain family members, for which Mr. Simon is trustee and has sole voting and dispositive power and 61,506 held in trust for Mr. Penny for which Mr. Simon is trustee and has shared voting power; Mr. Simon disclaims beneficial ownership of these shares.

(6)

Includes 20,965 shares held in trust for the benefit of Sheri A. Simon and 20,965 shares held in trust for Stacy L. Simon, Melvin J. Simon’s daughters, for which Natalie Simon, Mr. Simon’s wife, is custodian and has sole voting and dispositive power; includes 985,639 shares held in trust for the benefit of Mr. Penny’s children for which Mr. Simon is trustee and has sole voting and dispositive power. Mr. Simon disclaims beneficial ownership of these shares.

(7)	Mr. Clark was separated from the Company in June 2007.
(8)	Mr. Noll retired from the Company in January 2007.

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of more than five percent of either class of its outstanding Common Stock, other than Messrs. Penny and Simon whose information is set forth above. Such information is based upon a review by us of the most recent reports filed with the Securities and Exchange Commission by such beneficial owners.

__________________

(1)

In its capacity as an investment manager, the beneficial owner may be deemed to beneficially own the shares of Class A Common Stock listed in the table. The shares listed in the table are held by the beneficial owner for its own account or for the account of its clients.

(2)

Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share. Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis.

(3)	Percentage of beneficial ownership and voting power is based on 56,609,149 shares of Class A Common Stock and 14,741,872 shares of Class B Common Stock outstanding as of June 30, 2007.

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 with respect to shares of our common stock that may be issued under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	7,357,936	6.26	3,928,444

Equity compensation plans not approved by security holders*	1,390,192	2.84	--

Total	8,748,128	5.72	3,928,444

*Reflects non-qualified stock options to acquire shares of Class A Common Stock granted to E. Van Cullens in fiscal 2002. 1.0 million of these options originally vested over a four-year period with 25% vesting per year, and are now fully vested. The remaining options are performance based and vest at the earlier of achievement of certain performance goals or eight years. The strike price on 590,192, 400,000, and 400,000 of the options is $1.95, $2.00, and $5.00 per share, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

In general, the Board determines whether a board member is independent by following the corporate governance rules of The Nasdaq Stock Market LLC (“Nasdaq”) and the applicable rules of the Securities and Exchange Commission (“SEC”). Our Board of Directors has determined that, in its business judgment, each of Messrs. Seazholtz, Dwyer, Penny, Plummer, Sergesketter and Simon and Ms. Kamerick are “independent” directors under the Nasdaq and SEC rules.

Certain Relationships and Related Transactions

In connection with the commencement of Mr. Reedy’s employment as Chief Executive Officer of Conference Plus in October 2002, Mr. Reedy was granted an option to acquire 400,000 shares of Conference Plus stock at an exercise price of $1.79 per share. The options vest in equal annual installments of 20% per year beginning on the first anniversary of his start date. The options are currently 80% vested and will become fully vested in October 2007. The options will become fully vested upon a change in control of Conference Plus.

In the event of a sale of Conference Plus (defined as a 51% change of control), Mr. Reedy will also receive compensation based on the EBITDA run rate of Conference Plus at the time of sale based on the EBITDA for the trailing twelve months. Mr. Reedy’s compensation would equal 5% of the EBITDA run rate. The minimum compensation regardless of the actual EBITDA at the time of sale is $250,000. The compensation is capped at $1,250,000 even if a sale of the business occurs when the EBITDA run rate exceeds $25,000,000. Payment is conditional on Mr. Reedy remaining in his capacity as Chief Executive Officer, if desired by the acquirer, for a minimum of six months. The compensation would be paid six months after the change of control or until Mr. Reedy’s termination, whichever occurs first.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is a summary of certain fees paid to our independent auditors, Ernst & Young LLP, for services for the fiscal years 2007 and 2006.

	Fiscal 2007	Fiscal 2006

Audit Fees	$ 858,500	$ 843,000
Audit-Related Fees	$ 59,700	--
Tax Fees	$ 25,900	$ 17,000
All Other Fees	--	--

Total	$ 944,100	$ 860,000

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K and the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were for professional services rendered in connection with responding to an SEC comment letter.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance and other tax consulting.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Audit Committee has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by Ernst & Young. The Committee will annually pre-approve services in specified accounting areas. The Committee also annually pre-approves the budget for annual GAAP and statutory audits.

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

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
31.1

Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 31.2Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 32.1Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2007.

WESTELL TECHNOLOGIES, INC.

By /s/ Thomas E. Mader

Thomas E. Mader
President, Chief Executive Officer