Form 10-Q
period 2007-06-30
WESTELL TECHNOLOGIES INC
filed 2007-08-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2007:

Class A Common Stock, $0.01 Par Value – 55,650,158 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets	3
-	As of June 30, 2007 (unaudited) and March 31, 2007

Consolidated Statements of Operations (unaudited)	4
-	Three months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited)	5
-	Three months ended June 30, 2007 and 2006

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risks	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1a. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Safe Harbor Statement

Certain statements contained in this Quarterly Report of Form 10-Q regarding matters that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate” or derivatives thereof and other words of similar meaning, are forward-looking statements. Such forward-looking statements include risks and uncertainties, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” set forth in Westell Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company’s actual results may differ from these forward-looking statements. Westell Technologies, Inc. undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share and per share amounts)	June 30, 2007	March 31, 2007
Current assets:	(unaudited)
Cash and cash equivalents	$ 69,242	$ 70,183
Investments	2,515	1,984
Accounts receivable (net of allowance of $344 and $290 respectively)	23,434	25,986
Inventories	19,787	18,604
Prepaid expenses and other current assets	6,382	3,248
Deferred income tax asset	4,580	4,580
Total current assets	125,940	124,585
Property and equipment:
Machinery and equipment	45,939	45,593
Office, computer and research equipment	28,611	28,147
Leasehold improvements	9,325	9,263
	83,875	83,003
Less accumulated depreciation and amortization	72,669	70,674
Property and equipment, net	11,206	12,329
Goodwill	12,748	12,592
Intangibles, net	7,516	7,791
Deferred income tax asset and other assets	53,291	50,053
Total assets	$ 210,701	$ 207,350

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2007	March 31, 2007

Current liabilities:	(unaudited)
Accounts payable	$ 16,198	$ 15,287
Accrued expenses	12,168	9,377
Accrued compensation	6,323	10,518
Income tax payable	18	88
Deferred revenue	780	879
Current portion of long-term debt	--	5

Total current liabilities	35,487	36,154
Long-term debt	--	--
Other long-term liabilities	4,429	807

Total liabilities	39,916	36,961
Minority interest	3,114	3,050
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 56,652,104 shares at June 30, 2007 and 56,530,761 shares at March 31, 2007	567	565
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,741,872 shares at June 30, 2007 and March 31, 2007	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding – none	--	--
Additional paid-in capital	394,026	393,334
Treasury stock at cost – 93,100 shares	(247)	(247)
Cumulative translation adjustment	640	86
Accumulated deficit	(227,462)	(226,546)

Total stockholders' equity	167,671	167,339

Total liabilities and stockholders' equity	$ 210,701	$ 207,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30

	2007	2006

Equipment sales	$ 45,357	$ 53,554
Services	13,547	11,822

Total revenues	58,904	65,376

Cost of equipment sales	33,933	37,741
Cost of services	6,736	5,903

Total cost of goods sold	40,669	43,644

Gross margin	18,235	21,732
Operating expenses:
Sales and marketing	4,783	7,151
Research and development	5,826	5,697
General and administrative	5,598	4,652
Restructuring	3,857	--
Intangible amortization	456	415

Total operating expenses	20,520	17,915

Operating income (loss)	(2,285)	3,817

Other income (expense), net	996	668
Interest expense	(2)	(1)

Income (loss) before minority interest and income taxes	(1,291)	4,484
Income taxes	(438)	1,745
Minority interest	63	62

Net income (loss)	$ (916)	$ 2,677

Net income per common share:
Basic	$ (0.01)	$ 0.04

Diluted	$ (0.01)	$ 0.04

Weighted average number of common shares outstanding:
Basic	71,521	70,378

Diluted	72,131	71,049

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended June 30,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$ (916)	$ 2,677
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,329	2,085
Gain on sale of fixed assets	--	(45)
Exchange rate gain	(67)	--
Restructuring	3,672	(130)
Deferred taxes	452	1,628
Minority interest	63	62
Stock based compensation	458	345
Changes in assets and liabilities:
Accounts receivable	2,151	2,579
Inventory	(1,057)	(1,858)
Prepaid expenses and other current assets	(3,110)	246
Other assets	(210)	29
Accounts payable and accrued expenses	(142)	(313)
Accrued compensation	(3,654)	(2,593)

Net cash provided by (used in) operating activities	(31)	4,712

Cash flows from investing activities:
Purchases of property and equipment	(722)	(928)
Proceeds from the sale of equipment	--	45
Purchase of investments	(531)	(636)
Acquisition of a business	(18)	(176)

Net cash used in investing activities	(1,271)	(1,695)

Cash flows from financing activities:
Repayment of long-term debt and leases payable	(5)	(14)
Proceeds from stock purchase, option plans and warrants	239	177
Tax benefit received on stock option exercises	49	39

Net cash provided by financing activities	283	202

Effect of exchange rate changes on cash	78	90
Net increase (decrease) in cash	(941)	3,309
Cash and cash equivalents, beginning of period	70,183	40,928

Cash and cash equivalents, end of period	$ 69,242	$ 44,237

The accompanying notes are an integral part of these Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at June 30, 2007 and for all periods presented. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 ("fiscal year 2008").

Note 2. Computation of Income Per Share

The computation of basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,

(in thousands, except per share amounts)	2007	2006

Basic Earnings per Share:
Net income (loss)	$ (916)	$ 2,677
Average basic shares outstanding	71,521	70,378
Basic net income (loss) per share	$ (0.01)	$ 0.04

Diluted Earnings per Share:
Net income (loss)	$ (916)	$ 2,677
Average basic shares outstanding	71,521	70,378
Effect of dilutive securities: stock options and warrants	610	671

Average diluted shares outstanding	72,131	71,049

Diluted net income (loss) per share	$ (0.01)	$ 0.04

The Company had 6.0 million and 5.8 million options outstanding as of June 30, 2007 and 2006, respectively which were not included in the computation of diluted shares because they were antidilutive.

Note 3. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount of up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a commitment fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year as well as other non financial covenants. The Company was in compliance with these covenants on June 30, 2007. There were no borrowings under this facility at June 30, 2007.

Note 4. Restructuring Charge

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. In connection with this acquisition, the Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common Network Service Access product lines. The Company estimated the costs of employee terminations, which were recorded as liabilities assumed in the acquisition, to be $300,000. Fifteen employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. An additional $250,000 was accrued in the second quarter of fiscal year 2007 for personnel termination costs. As of June 30, 2007, $469,000 of these costs has been paid, leaving an unpaid balance of $81,000.

Additionally in the fourth quarter of fiscal year 2007, the Company recognized a restructuring expense of $343,000 related primarily to workforce reductions of 18 employees. This action was to reduce cost in the equipment segment. As of June 30, 2007, $308,000 of these costs has been paid leaving an unpaid balance of $35,000.

On May 21, 2007, the Company announced it would move substantially all of its manufacturing operations in the telecom equipment segment from Aurora, Illinois to offshore suppliers. The total amount of restructuring costs expected to be incurred for this activity is approximately $4.6 million. In connection with this plan, in the first quarter of fiscal year 2008, the Company recognized a restructuring expense of $3,857,000 related primarily to personnel termination costs of 386 employees. As of June 30, 2007 $55,000 of these costs has been paid leaving an unpaid balance of $3,802,000. The Company anticipates recording an additional $700,000 in restructuring expense related to this reorganization in fiscal year 2008.

Total restructuring charges and their utilization, all related to the telecom equipment segment, are summarized as follows:

(in thousands)	Employee related	Other costs	Total

Liability at March 31, 2007	$ 198	$ 48	$ 246
Charged	3,790	67	3,857
Utilized	157	28	185

Liability at June 30, 2007	$ 3,831	$ 87	$ 3,918

Note 5. Interim Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. They consist of:

1)	A telecommunications equipment manufacturer of broadband products, and
2)	A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three month periods ended June 30, 2006 and 2007 are as follows:

(in thousands)	Telecommunication Equipment	Telecommunication Services	Consolidated Total

Three months ended June 30, 2006
Revenues	$ 53,554	$ 11,822	$ 65,376
Operating income	2,356	1,461	3,817
Depreciation and amortization	1,522	563	2,085
Total assets	174,296	17,857	192,153

Three months ended June 30, 2007
Revenues	$ 45,357	$ 13,547	$ 58,904
Operating income (loss)	(3,909)	1,624	(2,285)
Depreciation and amortization	1,904	425	2,329
Total assets	193,871	16,830	210,701

Reconciliation of operating income for the reportable segments to income before income taxes and minority interest:

	Three months ended June 30,

(in thousands)	2007	2006

Operating income (loss)	$ (2,285)	$ 3,817
Other income (expense), net	996	668
Interest expense	(2)	(1)

Income (loss) before income taxes and minority interest	$ (1,291)	$ 4,484

Note 6. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended June 30,
(in thousands)	2007	2006

Net income (loss)	$ (916)	$ 2,677
Other comprehensive income Foreign currency translation adjustment	554	131

Comprehensive income (loss)	$ (362)	$ 2,808

Note 7. Inventories

The components of inventories are as follows:

	June 30,	March 31,

(in thousands)	2007	2007

Raw material	$ 13,237	$ 11,901
Work in process	66	47
Finished goods	9,540	9,672
Reserve for excess and obsolete inventory and net realizable value	(3,056)	(3,016)

	$ 19,787	$ 18,604

Note 8. Stock-based Compensation

The Company accounts for stock based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was adopted on April 1, 2006 using the modified prospective method.

Non-qualified stock options

The Company recorded expense of $150,000 in the three month period ended June 30, 2007 related to stock options. The excess tax benefit of $49,000 was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Total cash received from options exercised was $138,000 in the three months ended June 30, 2007. The option activity for the three months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on March 31, 2007	8,748,128	$ 5.72	4.5	1,570
Granted	717,000	2.64
Exercised	(99,626)	1.38		124
Forfeited / Expired	(241,835)	6.75

Outstanding on June 30, 2007	9,123,667	5.50	4.7	2,748

Exercisable on June 30, 2007	7,055,755	6.18	3.9	2,420

As of June 30, 2007, there was $1.7 million pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.1 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30,

	2007	2006

Expected volatility	53%	67%
Risk-free interest rate	4.8%	4.6%
Expected life	5 years	5 years
Expected dividend yield	0.0%	0.0%

Non-qualified subsidiary stock options

The Company’s Conference Plus subsidiary has a stock option plan for the purchase of Conference Plus stock. The Company recorded expense of $62,000 in the three month period ended June 30, 2007 related to these stock options. The option activity for the three months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on March 31, 2007	2,016,801	$ 1.65	5.4	325
Granted	--	--
Exercised	--	--		--
Forfeited / Expired	(39,251)	1.78

Outstanding on June 30, 2007	1,977,550	1.65	5.1	106

Exercisable on June 30, 2007	566,037	1.36	2.5	106

As of June 30, 2007, there was $210,000 pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30,

	2007	2006

Expected volatility	50%	50%
Risk-free interest rate	4.7%	4.7%
Expected life	7 years	7 years
Expected dividend yield	0.0%	0.0%

Restricted Stock

The Company recorded $238,000 of expense in the three months ended June 30, 2007, related to restricted stock grants. The following table sets forth restricted stock activity for the three months ended June, 2007:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of March 31, 2007	1,100,000	3.59
Granted	--	--
Vested	(84,877)	6.71
Forfeited	(35,123)	6.71

Outstanding as of June 30, 2007	980,000	3.21

As of June 30, 2007, there was $1.9 million of unrecognized compensation expense related to restricted stock expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

There were 21,678 shares of common stock purchased under the employee stock purchase plan (ESPP) on June 30, 2007. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. The Company recorded $9,000 of expense in the three months ended June 30, 2007, related to stock purchased under this plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock and the employee stock purchase plan during the first quarter of fiscal 2008:

(in thousands)	Three months ended June 30, 2007

Cost of equipment sales	$ 50
Cost of services	19
Sales and marketing	130
Research and development	43
General and administrative	216

Stock-based compensation expense	458
Income tax benefit	181

Total stock-based compensation expense after taxes	$ 277

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

	Three months ended June 30,

(in thousands)	2007	2006

Total product warranty reserve at the beginning of the period	$ 2,664	$ 1,776
Warranty expense	648	346
Adjustments	--	--
Deductions	(389)	(318)

Total product warranty reserve at the end of the period	$ 2,923	$ 1,804

Note 10. Deferred Compensation

The Company had a deferred compensation program with its former Chief Executive Officer that was funded through a rabbi trust. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities and as such is consolidated in the Company's financial statements. Approximately $2.5 million has been funded into the rabbi trust as of June 30, 2007. The Company has recorded a $2.5 million liability to accrue for the deferred compensation liability as of June 30, 2007. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007.

Note 11. Sale of Product Line

On July 1, 2004, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.62 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.3 million as of June 30, 2007. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender. The transaction resulted in a net gain on the sale of a product line in the amount of $1.5 million including an intangible write off of $439,000. Revenue and pre-tax income of this product line were insignificant in fiscal 2004.

The Company evaluated FIN 46R Consolidation of Variable Interest Entities and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

The Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the liability periodically and adjusts the value as required. As a result of this evaluation during the year ended March 31, 2007, the liability was reduced to $200,000 based on Enginuity operating performance and current status of guaranteed debt obligation. No adjustments were required in the quarter ended June 30, 2007.

Note 12. Acquisition

On January 2, 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc. located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. Noran Tel employs 57 people and will remain in Canada as part of the Company’s Network Service Access product group. The purchase price for Noran Tel was $6.5 million CND ($5.6 million USD), with a potential earn-out of an additional $4.0 million CND ($3.4 million USD) if certain financial performance goals are met. Any earn-out would be considered additional purchase consideration. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The total purchase price was $5.6 million USD. The purchase price allocation for Noran Tel has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition. The final adjustments should be completed during the fourth quarter of fiscal year 2008.

Note 13. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur. In the quarter ended June 30, 2007, the Company recognized a $438,000 tax benefit using an effective rate of 35.5% based on the projected loss for the year. No discrete items were recorded in the quarter.

In July 2006, the FASB issued FASB Interpretation No 48, "Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect adjustment to retained earnings as a result of this adoption. As of June 30, 2007, the Company had approximately $3.1 million of unrecognized tax benefits, net of federal tax benefits that if recognized would effect the effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as income tax expense. Accrued interest was approximately $57,000 as of June 30, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdiction subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	1997-2007
U.S. State	2000-2007
Foreign	2003-2007

Note 14. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies, of $3.3 million in the quarter ended June 30, 2007 related to the settlement of a claim to recover product warranty costs for non-conforming product from a vendor incurred by the Company. This recovery offsets $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the statement of operations. The receivable for this settlement is recorded in other current assets.

The Company recorded a loss contingency of $1.0 million in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the Hyperedge acquisition date, but was not recorded or disclosed to the Company prior to acquisition. The matter has not been settled as of June 30, 2007.

Note 15. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company on April 1, 2008. The Company is in the process of evaluating the impact that SFAS 159 will have on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on April 1, 2008. The Company is in the process of evaluating the impact that SFAS 157 will have on the Company’s Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is comprised of two segments: telecommunications equipment manufacturer and teleconference services bureau. The telecommunications equipment manufacturing segment consists of two product lines: Customer Networking Equipment (CNE) products and Network Service Access (NSA) products. Westell realizes the majority of its revenues from the North American market.

The Company’s teleconference services segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with many people at the same time. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

The telecommunications equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

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

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products. Generally, the Company expects average selling prices on its VersaLink TM and modem products to decline by approximately 30% in fiscal year 2008.

On May 21, 2007 the Company announced it would move substantially all of its manufacturing operations in the telecommunications equipment segment from Aurora, Illinois to offshore suppliers. The total amount expected to be incurred for this activity is approximately $9.3 million including restructuring expense, accelerated depreciation, outside consulting and other expenses. The Company recognized $4.9 million of these costs in the quarter ended June 30, 2007.

On November 18, 2005, SBC (now AT&T Inc.) acquired AT&T Corp. On December 29, 2006 AT&T, Inc. completed its acquisition of BellSouth. In the fiscal year ended March 31, 2007, sales to AT&T Inc. generated approximately 29% of the Company's total revenues, 21% in the telecommunications equipment segment and 7.6% for the services segment. The largest customer of Conference Plus is AT&T Inc. AT&T offers services similar to Conference Plus. The Company is unable to predict at this time how the merger will impact the Company's results of operations in the future.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence); video / IPTV and multifunctional broadband appliances. This expansion will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing by approximately 8% in fiscal year 2008 compared to fiscal year 2007 in an attempt to take advantage of these market opportunities. In view of the Company’s current reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE product line, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the Westell MediaStationsTM, UltraLine™, ProLineTM, VersaLinkTM, and TriLinkTM, which are targeted at the home networking, small office/home office (SOHO) and small business markets. The Company has multiple evaluations and trials for TriLinkTM, TriLinkTM IMS, UltraLine™ Series 3 and the Westell MediaStationTM. The Company continues to focus on expanding existing and new products into the international market.

For the NSA product line, the Company expects the overall market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenues. In order to mitigate the impact of the market decline, the Company acquired 100% of the common stock of Noran Tel, Inc on January 2, 2007. Products sold at Noran Tel are now included in the NSA product line. With the addition of Noran Tel, the Company has obtained a Canadian market channel for some of its existing products, has added additional transmission products and has gained new products in the areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to compliment wireless and fiber applications.

Results of Operations

Below is a table that compares equipment and services revenue for the three months ended June 30, 2007 by product line.

Revenues	Three months ended June 30,

(in thousands)	2007	%	2006	%	Change

Consolidated revenue	$ 58,904	100%	$ 65,376	100%	$ (6,472)
Equipment revenue:
CNE	31,097	52.8%	39,502	60.4%	(8,405)
NSA	14,260	24.2%	14,052	21.5%	208

Total equipment revenue	45,357	77.0%	53,554	81.9%	(8,197)

Services revenue	13,547	23.0%	11,822	18.1%	1,725

CNE revenue decreased due to a 21% decrease in unit sales in the three month period ended June 30, 2007 compared to June 30, 2006. Overall unit sales declined 21% and average selling price increased by 2.7% in the three month period ended June 30, 2007 compared to June 30, 2006. VersaLinkTM product represented 34% of CNE unit sales in the three month period ended June 30, 2007 compared to 12% in the three month period ended June 30, 2006. The VersalinkTM product has a higher average sell price per unit than modems.

NSA revenue increased due to the acquisition of Noran Tel, Inc. which occurred in January of 2007. This increase was partially offset by decreased average selling prices. Revenue in the services segment increased by 15% in the three month period ended June 30, 2007 compared to June 30, 2006 due to increased call minutes.

Gross Margin	Three months ended June 30,

	2007	2006	Change

Consolidated Margin	31.0%	33.2%	(2.2)%
Equipment Margin	25.2%	29.5%	(3.3)%
Services Margin	50.3%	50.1%	0.2%

Gross margin decreased as a percent of revenue in the equipment segment by 2.2% in the quarter ended June 30, 2007 compared to the same period last year. ProlineTM average price declined by approximately 12% and VersalinkTM average price declined by approximately 10% in the three month period ended June 30, 2007 compared to June 30, 2006. ProlineTM average cost declined by approximately 1% and VersalinkTM average cost declined by approximately 10% in the three month period ended June 30, 2007 compared to June 30, 2006. Additionally, in the quarter ended June 30, 2007, the Company recorded $475,000 of additional depreciation related to the change in estimated useful life of manufacturing equipment that will no longer be needed by the Company after the implementation of its outsourcing strategy. The NSA margin also decreased in the quarter ended June 30, 2007 compared to the same period last year due to pricing pressures.

Sales and Marketing	Three months ended June 30,

(in thousands)	2007	2006	Change

Consolidated sales and marketing expense	$ 4,783	$ 7,151	$ (2,368)
Equipment sales and marketing expense	2,089	4,779	(2,690)
Services sales and marketing expense	2,694	2,372	322

The sales and marketing expense decrease in the equipment segment was due to a $3.3 million gain related to a recovery of product warranty costs for non-conforming product from a vendor. This gain was offset in part by $600,000 in related expenses incurred during the quarter ended June 30, 2007. Excluding this gain, the sales and marketing expense in the equipment segment increased by $560,000. This increase was primarily due to less billable warranty repair work as compared to the quarter ended June 30, 2006. Sales and marketing expense increased in the Company’s services segment in the quarter ended June 30, 2007 compared to the same period last year due primarily to a 10% increase in sales and marketing employees at Conference Plus and an increase in sales commissions. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended June 30,

(in thousands)	2007	2006	Change

Consolidated research and development expense	$ 5,826	$ 5,697	$ 129
Equipment research and development expense	5,233	5,226	7
Services research and development expense	593	471	122

Research and development expenses in the equipment segment were flat in the first quarter ending June 30, 2007 compared to the same periods in fiscal year 2007. Research and development expenses in the Company’s services segment increased in the first quarter ending June 30, 2007 compared to the same periods in fiscal year 2007 due to a 19% increase in the number of employees along with a small increase of outside contractor expenses.

General and Administrative	Three months ended June 30,

(in thousands)	2007	2006	Change

Consolidated general and administrative expense	$ 5,598	$ 4,652	$ 946
Equipment general and administrative expense	3,682	3,019	663
Services general and administrative expense	1,916	1,633	283

The increase in general and administrative expense in the equipment segment in the first quarter end June 30, 2007 compared to the same periods in fiscal year 2007 is due primarily to $545,000 in consulting expenses to assist the Company to implement its outsourcing strategy. The increase in general and administrative expense in the services segment in the first quarter end June 30, 2007 compared to the same periods in fiscal year 2007 is due primarily to a 6% increase in general and administrative employees in the current period.

Restructuring The Company recognized a restructuring expense of $3,857,000 in the quarter ended June 30, 2007. This charge included personnel costs relating to the termination of 386 employees at Westell Inc. and related legal and other expenses.

Intangible amortization Intangible amortization was $456,000 and $415,000 for the three months ended June 30, 2007 and 2006, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income(expense), net Other income (expense), net was $996,000 and $668,000 in the three months ended June 30, 2007 and 2006, respectively. Interest income was higher in the June 30, 2007 quarter compared to the June 30, 2006 quarter due to an increase in commercial paper investments.

Interest expense Interest expense increased to $2,000 in the three months ended June 30, 2007 from $1,000 in the three months ended June 30, 2006. The increase in interest expense during the current period is a result of higher net obligations outstanding during the period.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur. The Company recognized a $438,000 tax benefit in the three month period ended June 30, 2007 using an effective tax rate of 35.5% based on the projected loss for the year. A $1.7 million of income tax expense was recognized using an effective rate 39.5% for the three month period ended June 30, 2006.

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

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on June 30, 2007.

At June 30, 2007, the Company had $69.2 million in cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper. At June 30, 2007, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company’s operating activities used $31,000 of cash in the three month period ended June 30, 2007. Cash used by operations resulted primarily from the reduction of accrued compensation that resulted from the payout of annual bonuses in the equipment segment.

The Company’s investing activities used $1.3 million for the three month period ended June 30, 2007. Capital expenditures for the three month period ended June 30, 2007 were $723,000. The capital expenditures in the equipment segment were $448,000 and were primarily for research and development equipment purchases. The services segment capital expenditures were $275,000. These expenditures were primarily for computer and telecom bridge equipment.

At June 30, 2007, the Company’s principle sources of liquidity were $69.2 million of cash and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, is invested in A-1, P-1 rated commercial paper for periods less than 90 days. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the next twelve months.

The net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company uses estimates of future taxable income and tax planning strategies by specific jurisdiction to access the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

The Company had deferred tax assets of approximately $63.0 million at June 30, 2007. The Company has recorded a valuation allowance reserve of $6.4 million to reduce the recorded net deferred tax asset to $56.6 million.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Westell is subject to certain market risks, including foreign currency and interest rates. The Company has foreign subsidiaries in the United Kingdom, Ireland and Canada that develop and sell products and services in those respective countries and in other countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $130,000 in additional other expense based on the ending intercompany balance outstanding at June 30, 2007. The Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling, Euro and Canadian dollar.

As of June 30, 2007, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $640,000.

The Company does not have significant exposure to interest rate risk related to its debt obligations, which are primarily U.S. Dollar denominated. There are no material changes in interest rate risk disclosure made in the Company’s Annual Report on form 10-K for the fiscal year ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business. In the ordinary course of the Company’s business, we are routinely audited and subject to inquiries by governmental and regulatory agencies. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company’s consolidated operations or financial condition.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

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

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 9, 2007	By: /s/ THOMAS E. MADER
THOMAS E. MADER
President, Chief Executive Officer

By: /s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer