Form 10-Q
period 2007-09-30
WESTELL TECHNOLOGIES INC
filed 2007-11-09
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Registrant’s telephone number, including area code) (630) 898-2500

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2007:

Class A Common Stock, $0.01 Par Value – 55,645,974 shares

Class B Common Stock, $0.01 Par Value – 14,741,872 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page

ITEM 1. Financial Statements

Consolidated Balance Sheets	3
-	As of September 30, 2007 (unaudited) and March 31, 2007

Consolidated Statements of Operations (unaudited)	4
-	Three and six months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited)	5
-	Six months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks	20

ITEM 4. Controls and Procedures	21

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	22

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meanings are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company’s Form 10-K for the fiscal year ended March 31, 2007 under the section Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	September 30, 2007	March 31, 2007
Current assets:	(unaudited)
Cash and cash equivalents	$ 66,384	$ 70,183
Investments	2,548	1,984
Accounts receivable (net of allowance of $336 and $290, respectively)	24,375	25,986
Inventories, net	23,179	18,604
Prepaid expenses and other current assets	6,414	3,248
Assets held for sale	1,914	--
Deferred income tax asset	4,580	4,580
Total current assets	129,394	124,585
Property and equipment:
Machinery and equipment	35,552	45,593
Office, computer and research equipment	29,249	28,147
Leasehold improvements	9,511	9,263
	74,312	83,003
Less accumulated depreciation and amortization	65,610	70,674
Property and equipment, net	8,702	12,329
Goodwill	12,874	12,592
Intangibles, net	7,200	7,791
Deferred income tax asset and other assets	53,697	50,053
Total assets	$ 211,867	$ 207,350

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2007	March 31, 2007
Current liabilities:	(unaudited)
Accounts payable	$ 12,757	$ 14,087
Accrued expenses	14,551	10,665
Accrued compensation	8,515	10,518
Deferred revenue	707	879
Current portion of long-term debt	--	5
Total current liabilities	36,530	36,154
Other long-term liabilities	4,398	807
Total liabilities	40,928	36,961
Minority interest	3,162	3,050
Stockholders’ equity:
Class A common stock, par $0.01	567	565
Authorized – 109,000,000 shares
Issued and outstanding – 55,631,274 and 55,337,443 shares, respectively
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,741,872 shares at September 30, 2007 and March 31, 2007
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Additional paid-in capital	394,331	393,334
Treasury stock at cost – 93,328 shares	(247)	(247)
Cumulative translation adjustment	1,109	86
Accumulated deficit	(228,130)	(226,546)
Total stockholders’ equity	167,777	167,339
Total liabilities and stockholders’ equity	$ 211,867	$ 207,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Equipment sales	$ 47,337	$ 60,026	$ 92,693	$ 113,580
Services	13,026	11,773	26,573	23,595
Total revenues	60,363	71,799	119,266	137,175

Cost of equipment sales	36,541	42,110	70,473	79,851
Cost of services	6,928	5,950	13,664	11,853
Total cost of goods sold	43,469	48,060	84,137	91,704

Gross margin	16,894	23,739	35,129	45,471
Operating expenses:
Sales and marketing	7,218	7,306	12,001	14,457
Research and development	5,478	6,252	11,304	11,949
General and administrative	5,372	4,506	10,969	9,158
Restructuring	286	--	4,143	--
Intangible amortization	457	415	913	830
Total operating expenses	18,811	18,479	39,330	36,394
Operating income (loss)	(1,917)	5,260	(4,201)	9,077

Other income, net	935	772	1,931	1,440
Interest expense	--	(1)	(2)	(2)
Income (loss) before minority interest and income taxes	(982)	6,031	(2,272)	10,515
Income tax expense (benefit)	(362)	2,376	(800)	4,121
Minority interest	48	48	112	110
Net income (loss)	(668)	3,607	(1,584)	6,284

Net income (loss) per common share:
Basic	$ (0.01)	$ 0.05	$ (0.02)	$ 0.09
Diluted	$ (0.01)	$ 0.05	$ (0.02)	$ 0.09
Weighted average number of common shares outstanding:
Basic	70,316	69,939	70,216	69,898
Diluted	70,316	70,834	70,216	71,040

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (1,584)	$ 6,284
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,784	4,222
Gain on sale of fixed assets	--	(48)
Restructuring	3,647	(181)
Deferred Taxes	(987)	3,964
Minority interest	112	110
Stock based compensation	604	823
Exchange gain	(116)	--
Changes in assets and liabilities:
Accounts receivable	1,883	7,527
Inventory	(4,345)	(227)
Prepaid expenses and other current assets	(3,126)	221
Other assets	(3)	43
Accounts payable and accrued expenses	(399)	4,175
Accrued compensation	(2,066)	475
Net cash (used in) provided by operating activities	(1,596)	27,388

Cash flows from investing activities:
Purchases of property and equipment	(2,095)	(1,862)
Proceeds from the sale of equipment	--	48
Purchase of investments	(564)	(663)
Acquisition of a business	(22)	(112)
Net cash used in investing activities	(2,681)	(2,589)

Cash flows from financing activities:
Repayment of long-term debt and leases payable	(5)	(28)
Proceeds from stock purchase and option plans	324	256
Tax benefit received on stock option exercises	72	39
Net cash provided by financing activities	391	267

Effect of exchange rate changes on cash	87	98
Net (decrease) increase in cash	(3,799)	25,164
Cash and cash equivalents, beginning of period	70,183	40,928
Cash and cash equivalents, end of period	$ 66,384	$ 66,092

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

INDEX TO NOTES

1. Basis of Presentation	9. Warranty Reserve
2. Computation of Income (Loss) Per Share	10. Deferred Compensation
3. Revolving Credit Agreement	11. Sale of Product Line
4. Restructuring Charge	12. Acquisition
5. Interim Segment Reporting	13. Income Taxes
6. Comprehensive Income	14. Contingencies
7. Inventories	15. New Accounting Pronouncements
8. Stock-based Compensation	16. Subsequent Events

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. It’s wholly owned subsidiary, Westell, Inc. designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary of the Company, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc.

Basis of Consolidation and Reporting

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at September 30, 2007 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 ("fiscal year 2008").

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholder’s equity or net income as previously reported.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Note 2. Computation of Income (Loss) Per Share

The computation of basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In periods with a net loss all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share. The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic Income (Loss) per Share:
Net income (loss)	$ (668)	$ 3,607	$ (1,584)	$ 6,284
Average basic shares outstanding	70,316	69,939	70,216	69,898
Basic net income (loss) per share	$ (0.01)	$ 0.05	$ (0.02)	$ 0.09

Diluted Income (Loss) per Share:
Net income (loss)	$ (668)	$ 3,607	$ (1,584)	$ 6,284
Average basic shares outstanding	70,316	69,939	70,216	69,898
Effect of dilutive securities: restricted stock and stock options	--	895	--	1,142
Average diluted shares outstanding	70,316	70,834	70,216	71,040
Diluted net income (loss) per share	$ (0.01)	$ 0.05	$ (0.02)	$ 0.09

Options to purchase 5,985,350 and 5,960,272 shares of common stock for the three and six months ended September 30, 2006, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Revolving Credit Agreements

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently, the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as, other non financial covenants. The Company was in compliance with these covenants on September 30, 2007. There were no borrowings under this facility at September 30, 2007.

Note 4. Restructuring Charge

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. In connection with this acquisition, the Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common Network Service Access product lines. The severance costs recorded as a liability assumed in the acquisition was $400,000. Twenty

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. As of September 30, 2007, all of these costs have been paid.

Additionally in the fourth quarter of fiscal year 2007, the Company recognized a restructuring expense of $343,000 related primarily to the severance costs of eighteen employees. This action was to reduce cost in the equipment segment. As of September 30, 2007, all of these costs have been paid.

On May 21, 2007, the Company announced it would move substantially all of its manufacturing operations in the telecom equipment segment from Aurora, Illinois to offshore suppliers. The total amount of restructuring costs expected to be incurred for this activity is approximately $4.6 million. In connection with this plan, in the first quarter of fiscal year 2008, the Company recognized a restructuring expense of $3,857,000 related primarily to severance costs of 386 employees. An additional amount of $286,000 was recognized as restructuring expense in the quarter ended September 30, 2007. As of September 30, 2007, $250,000 of these costs has been paid leaving an unpaid balance of $3,893,000. The Company anticipates recording an additional $480,000 in restructuring expense related to this reorganization in fiscal year 2008.

Total restructuring charges and their utilization, all related to the telecom equipment segment, are summarized as follows:

(in thousands)	Employee related	Other	Total
Liability at March 31, 2007	$ 198	$ 48	$ 246
Charged	4,075	68	4,143
Utilized	453	43	496
Liability at September 30, 2007	$ 3,820	$ 73	$ 3,893

In September 2007, the Company entered into an agreement to sell the manufacturing equipment that it will no longer use after the outsourcing strategy has been completed for $2.1 million. The assets that are no longer being utilized as of the balance sheet date are shown as held for sale and will transfer to the buyer in October 2007 with the remaining assets to transfer in March, 2008. The Company accelerated the depreciation on these assets to the residual value.

Note 5. Interim Segment Information

Westell’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business segment requires different technology and market strategies. They consist of:

1)	A telecommunications equipment manufacturer of broadband products, and
2)	A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

Performance of these segments is evaluated utilizing revenue, operating income (loss) and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Segment information for the three and six month periods ended September 30, 2006 and 2007 are as follows:

(in thousands)	Telecom Equipment	Telecom Service	Consolidated Total
Three months ended September 30, 2006
Revenues	$ 60,026	$ 11,773	$ 71,799
Operating income	4,115	1,145	5,260
Depreciation and amortization	1,690	447	2,137
Total assets	185,797	18,028	203,825

Three months ended September 30, 2007
Revenues	$ 47,337	$ 13,026	$ 60,363
Operating income (loss)	(3,071)	1,154	(1,917)
Depreciation and amortization	2,042	413	2,455
Total assets	194,769	17,098	211,867

Six months ended September 30, 2006
Revenues	$ 113,580	$ 23,595	$ 137,175
Operating income	6,471	2,606	9,077
Depreciation and amortization	3,212	1,010	4,222
Total assets	185,797	18,028	203,825

Six months ended September 30, 2007
Revenues	$ 92,693	$ 26,573	$ 119,266
Operating income (loss)	(6,980)	2,779	(4,201)
Depreciation and amortization	3,946	838	4,784
Total assets	194,769	17,098	211,867

Reconciliation of operating income (loss) for the reportable segments to income (loss) before income taxes and minority interest:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2007	2006	2007	2006
Operating income (loss)	$ (1,917)	$ 5,260	$ (4,201)	$ 9,077
Other income, net	935	772	1,931	1,440
Interest expense	-0-	(1)	(2)	(2)
Income (loss) before income taxes and minority interest	$ (982)	$ 6,031	$ (2,272)	$ 10,515

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Note 6. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$ (668)	$ 3,607	$ (1,584)	$ 6,284
Other comprehensive income: foreign currency translation adjustment	469	40	1,023	171
Comprehensive income (loss)	$ (199)	$ 3,647	$ (561)	$ 6,455

Note 7. Inventories

The components of inventories are as follows:

	September 30,	March 31,
(in thousands)	2007	2007
Raw material	$ 14,302	$ 11,901
Work in process	118	47
Finished goods	12,572	9,672
Reserve for excess and obsolete inventory and net realizable value	(3,813)	(3,016)
	$ 23,179	$ 18,604

Note 8. Stock-based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan during the three month periods ending September 30, 2007 and 2006:

(in thousands)	Three months ended September 30, 2007	Three months ended September 30, 2006
Stock-based compensation expense	$146	$478
Income tax benefit	51	189
Total stock-based compensation expense after taxes	$ 95	$289

The following table summarizes the total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan during the six month periods ending September 30, 2007 and 2006:

(in thousands)	Six months ended September 30, 2007	Six months ended September 30, 2006
Stock-based compensation expense	$604	$823
Income tax benefit	213	325
Total stock-based compensation expense after taxes	$391	$498

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Stock-based compensation for the three and six month periods ended September 30, 2007 is less than the same periods of the prior year primarily due to an increase in the estimated forfeiture rate.

Restricted Stock

The following table sets forth restricted stock activity for the six months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of March 31, 2007	1,100,000	$3.59
Granted	--	--
Vested	(85,183)	6.71
Forfeited	(34,817)	6.71
Unvested outstanding as of September 30, 2007	980,000	$3.21

As of September 30, 2007, there was $1.6 million pre-tax of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

There were 31,852 and 45,189 shares of common stock purchased under the employee stock purchase plan (“ESPP”) during the six months ended September 30, 2007 and 2006, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. For the three and six months ended September 30, 2007, the Company recorded approximately $4,000 and $12,000, respectively, of share based expense related to the ESPP purchases. The Company recognized approximately $4,000 and $14,000, respectively, of expense in the three and six months ended September 30, 2006 related to stock purchased under this plan.

Non-qualified stock options

The option activity for the six months ended September 30, 2007 is as follows:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2007	8,748,128	$ 5.72	4.5	$1,570
Granted	2,082,168	2.65
Exercised	(180,356)	1.41
Forfeited / Expired	(847,689)	5.99
Outstanding on September 30, 2007	9,802,251	$5.12	4.2	$1,841
Vested or expected to vest as of September 30, 2007	8,086,427	$5.61	3.6	$1,749
Exercisable on September 30, 2007	6,606,610	$6.14	3.0	$1,647

(a)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Westell Technologies’ closing stock price as of the reporting date.

As of September 30, 2007, there was $1.7 million pre-tax stock option compensation expense, including estimated forfeitures, related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.7 years.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Non-qualified subsidiary stock options

The option activity for the six months ended September 30, 2007 is as follows:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on March 31, 2007	2,016,801	$ 1.65	5.4	$325
Granted	205,813	1.42
Exercised	--	--
Forfeited / Expired	(48,500)	1.78
Outstanding on September 30, 2007	2,174,114	$1.63	5.3	$106
Vested or expected to vest as of September 30, 2007	1,912,519	$1.62	4.9	$106
Exercisable on September 30, 2007	829,112	$1.49	3.1	$106

As of September 30, 2007, there was $255,000 pre-tax stock option compensation expense, including estimated forfeitures, related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

Note 9. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include; the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Consolidated Balance Sheet as accrued expenses and other long-term liabilities, respectively.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2007	2006	2007	2006
Total product warranty reserve at the beginning of the period	$ 2,923	$ 1,804	$ 2,664	$ 1,776
Warranty expense	373	297	1,021	643
Deductions	(1,693)	(404)	(2,082)	(722)
Total product warranty reserve at the end of the period	$ 1,603	$ 1,697	$ 1,603	$ 1,697

Note 10. Deferred Compensation

The Company has a deferred compensation program with its former Chief Executive Officer that is funded through a rabbi trust. All amounts deferred under this compensation program vested on March 31, 2007. The rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) and as such is consolidated in the Company's financial statements. The Company has recorded a $2.5 million liability to accrue for the deferred compensation liability as of September 30, 2007 which has been fully funded into the rabbi trust as of September 30, 2007. The rabbi trust is presented in the investments line on the Consolidated Balance Sheet. The deferred compensation liability is shown as a current liability in the accrued compensation line on the Consolidated Balance Sheet. The rabbi trust is subject to the creditors of the Company.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

Note 11. Sale of Product Line

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (Enginuity). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.6 million relating to a 10 year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.3 million as of September 30, 2007. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN 46R and concluded that Enginuity was a variable interest entity as a result of the debt guarantee. The Company is not considered the primary beneficiary of the variable interest entity therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates this liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $150,000 and $200,000 as of September 30, 2007 and March 31, 2007, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheet

Note 12. Acquisition

In January 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc. (“Noran Tel”) located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. The purchase price for Noran Tel was $5.6 million USD ($6.5 million CND), with a potential earn-out of an additional $4.0 million USD ($4.0 million CND) if certain financial performance goals are met. Any earn-out would be considered additional purchase consideration.

In accordance with SFAS No. 141, the purchase price of $5.6 million USD was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. The total purchase price allocation for Noran Tel has not been finalized pending completion of final adjustments to liabilities assumed in the acquisition. The final adjustments will be completed during the fourth quarter of fiscal year 2008.

Note 13. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur.

In June 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect adjustment to retained earnings as a result of this adoption effective April 1, 2007.

As of September 30, 2007, the Company had approximately $3.1 million of unrecognized tax benefits, net of federal tax benefits, that if recognized would impact the effective tax rate. Estimated interest and penalties related to income taxes are classified as income tax expense. Interest for the six months ended September 30, 2007 was approximately $47,000. Accrued interest was approximately $104,000 as of September 30, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdiction subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	1997-2007
U.S. State	2000-2007
Foreign	2003-2007

Note 14. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies, of $3.3 million in the quarter ended June 30, 2007 related to the settlement of a claim to recover product warranty costs for non-conforming product from a vendor incurred by the Company. This recovery offsets $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the statement of operations. In September 2007, a settlement agreement was reached and the Company anticipates payment during fiscal year 2008. The receivable for this settlement is recorded in other current assets.

The Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the Hyperedge acquisition date, but was not recorded or disclosed to the Company prior to acquisition. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheet.

Note 15. New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) released Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. Westell will adopt EITF No 07-3 effective April 1, 2008 and does not anticipate a material impact on the Consolidated Financial Statement.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on April 1, 2008 and the Company does not anticipate that this statement will have a material impact on the Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

September 30, 2007

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective for the Company on April 1, 2008 and the Company does not anticipate that this statement will have a material impact on the Consolidated Financial Statements.

Note 16. Subsequent Event

On October 2, 2007, Westell made a $2.5 million cash investment in Contineo Systems, Inc. (“Contineo”) to advance Westell’s research and development efforts. This investment provides Westell a 40% equity ownership in Contineo, a Plano, Texas based software development company. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. In accordance with FIN No. 46(R), Consolidation of Variable Interest Entities, Contineo will be accounted for in consolidation.

WESTELL TECHNOLOGIES, INC. 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is comprised of two segments: telecommunications equipment manufacturer and teleconference services bureau. The telecommunications equipment manufacturing segment consists of two product lines: Customer Networking Equipment (“CNE”) products and Network Service Access (“NSA”) products. Westell realizes the majority of its revenues from the North American market.

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

The telecommunications equipment manufacturing segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed data between a telephone company's network and end-user customers. The services enabled via these broadband connections include voice, high-speed internet, Voice over IP (“VoIP”), converged mobility and video (including broadcast TV, video on demand and HDTV) These two product lines are:

•

Customer Networking Equipment (“CNE”): Westell’s family of broadband products enable the transport of high-speed data and enhanced services over existing local telephone lines and the fiber network, allowing telecommunications companies to provide broadband services using their current copper and fiber infrastructure. The Company’s broadband products enable residential, small business and Small Office Home Office (“SOHO”) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Lines (“DSL”) products currently make up the majority of the revenue in this product group.

•

Network Service Access (“NSA”): Westell’s NSA product family consists of manageable and non-manageable T1 transmission equipment for telephone services an array of mounting products used for connecting telephone wires and cables, and special service plug-in units. The T1 transmission equipment termed Network Interface Units (“NIU”) and the associated NIU mounting products make up the majority of revenue from this product group.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s primary customers because of recent mergers, continues to exert downward pressure on prices for the Company's products. Generally, the Company expects average selling prices on its VersaLink TM and modem products to decline by approximately 30% in fiscal year 2008.

On May 21, 2007, the Company announced it would move substantially all of its manufacturing operations in the telecommunications equipment segment from Aurora, Illinois to offshore suppliers. The total amount expected to be incurred for this activity is approximately $7.5 million including; restructuring expense of $4.4 million for severance and employee related expenses, $1.3 million for accelerated depreciation, $1.6 million for outside consulting, and $200,000 for other expenses. The Company recognized $6.3 million of these costs in the six months ended September 30, 2007.

The Company's customer base is highly concentrated and comprised primarily of the Regional Bell Operating Companies (“RBOCs”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

WESTELL TECHNOLOGIES, INC. 10-Q

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities.

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more advanced applications such as VoIP, in-premise networking; wireless/wireline convergence, IMS (IP Multimedia Subsystem) and FMC (Fixed Mobile Convergence) video / IPTV and multifunctional broadband appliances. This expansion will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE product line, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the Westell MediaStationsTM, UltraLine™, ProLineTM, VersaLinkTM, and TriLinkTM, which are targeted at the home networking, SOHO and small business markets. The Company has multiple evaluations and trials in process for TriLinkTM, UltraLine™ Series 3 and the Westell MediaStationTM. The Company has received its first orders from Verizon for the UltraLine™ Series 3 broadband home router product and anticipates shipments to begin in the fourth fiscal quarter of 2008. The Company continues to focus on expanding existing and new products into new geographic markets as well as new customer markets such as Multi-Service Operator (“MSO”)/cable customer segment. Additionally, the Company has been selected to provide ProlineTM units under AT&T’s Hybrid modem program. Shipments of product under this agreement are anticipated to begin in the fourth fiscal quarter.

For the NSA product line, the Company expects the overall market to decline annually by approximately 10% as the transition to high-speed digital service continues. This decline could impact the Company’s future revenues. In order to mitigate the impact of the market decline, the Company acquired 100% of the common stock of Noran Tel, Inc on January 2, 2007. Products sold by Noran Tel are now included in the NSA product line. With the addition of Noran Tel, the Company has obtained a Canadian market channel for some of its existing products, has added additional transmission products and has gained new products in the areas of power distribution and remote monitoring. The Company will continue to invest in new product areas to compliment wireless and fiber applications.

Results of Operations

The table below compares equipment and services revenue for the three and six months ended September 30, 2007 and September 30, 2006 by product line.

Revenue	Three months ended September 30,			Six months ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated revenue	$ 60,363	$ 71,799	$ (11,436)	$ 119,266	$ 137,175	$ (17,909)
Equipment revenue:
CNE	32,195	44,779	(12,584)	63,291	84,281	(20,990)
NSA	15,142	15,247	(105)	29,402	29,299	103
Total equipment revenue	47,337	60,026	(12,689)	92,693	113,580	(20,887)
Services revenue	13,026	11,773	1,253	26,573	23,595	2,978

CNE revenue decreased 28% for the three months ended September 30, 2007 compared to the three month period ended September 30, 2006 due to a 19% decrease in unit volume and a 13% decrease in average selling price. CNE revenue decreased 25% in the six months ended September 30, 2007 compared to September 30, 2006 due to a 20% decrease in units sold and a 6% decrease in average selling price per unit. NSA revenue was flat in the three-month and six-month periods ended September 30, 2007 compared to the same periods ended September 30, 2006. NSA

WESTELL TECHNOLOGIES, INC. 10-Q

sales revenue includes Noran Tel, Inc. sales of $1.8 million and $3.6 million for the three and six months ended September 30, 2007, respectively, which was acquired in January of 2007. This increase from the Noran Tel NSA revenue was partially offset by decreased average selling prices for NSA products. Revenue in the services segment increased 11% and 13% in the three and six months ended September 30, 2007, respectively, compared to the same periods ended September 30, 2006. This increase was due to increased call minutes and was partially offset by a decrease in the rate per minute in the three and six month periods.

Gross Margin	Three months ended September 30,			Six months ended September 30,
	2007	2006	Change	2007	2006	Change
Consolidated margin	28.0%	33.1%	(5.1%)	29.5%	33.1%	(3.6%)
Equipment margin	22.8%	29.8%	(7.0%)	24.0%	29.7%	(5.7%)
Service margin	46.8%	49.5%	(2.7%)	48.6%	49.8%	(1.2%)

Gross margin decreased as a percent of revenue in the equipment segment in both the three and six month periods ended September 30, 2007 compared to the same periods ended September 30, 2006. ProlineTM average price declined by approximately 21% and VersalinkTM average price declined by approximately 11% in the three month period ended September 30, 2007 compared to September 30, 2006. ProlineTM average cost declined by approximately 7% and VersalinkTM average cost declined by approximately 5% in the three month period ended June 30, 2007 compared to June 30, 2006. Additionally, in the three and six months ended September 30, 2007, the Company recorded $598,000 and $1.1 million, respectively, of additional depreciation related to the decline in estimated useful life of manufacturing equipment that will no longer be needed by the Company after the implementation of its outsourcing strategy. Margins in the services segment decreased in the three months ended September 30, 2007 when compared to the same periods ended September 30, 2006 due to price repression.

Sales and Marketing	Three months ended September 30,			Six months ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated sales and marketing expense	$7,218	$7,306	$ (88)	$12,001	$14,457	$(2,456)
Equipment sales and marketing expense	4,455	4,889	(434)	6,561	9,668	(3,107)
Services sales and marketing expense	2,763	2,417	346	5,440	4,789	651

Sales and marketing expense decreased in the equipment segment in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to a $232,000 reduction in employee related expenses. The sales and marketing expense decrease in the equipment segment in the six months ended September 30, 2007 compared to the six months ended September 30, 2006 was due primarily to a $2.7 million net gain related to a recovery of product warranty costs for non-conforming product from a vendor. Sales and marketing expense increased in the Company’s services segment in the three and six month period ended September 30, 2007 compared to the same period last year due primarily to increases in employee expenses.

Research and Development	Three months ended September 30,			Six months ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated research and development expense	$5,478	$6,252	$(774)	$11,304	$11,949	$(645)
Equipment research and development expense	4,891	5,776	(885)	10,124	11,002	(878)
Services research and development expense	587	476	111	1,180	947	233

Research and development expenses decreased in the three and six months ended September 30, 2007 compared to the same periods in fiscal year 2007. The decreases in the three and six month periods were due primarily to reduced engineering headcount and reduced contract labor expenses.

General and Administrative	Three months ended September 30,			Six months ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated general and administrative expense	$5,372	$4,506	$ 866	$10,969	$9,158	$1,811

WESTELL TECHNOLOGIES, INC. 10-Q

Equipment general and administrative expense	3,779	2,705	1,074	7,460	5,724	1,736
Services general and administrative expense	1,593	1,801	(208)	3,509	3,434	75

The increase in general and administrative expenses in the equipment segment in the three and six months ended September 30, 2007 compared to the same period ended September 30, 2006 were due primarily to increased consulting expenses of $552,000 and $1.1 million, respectively, to assist the Company with implementing its outsourcing strategy. Additionally, legal expenses increased $529,000 in the three months ended September 30, 2007 compared to the same period ended September 30, 2006.

Restructuring On May 21, 2007, the Company announced it would move substantially all of its manufacturing operations in the telecom equipment segment from Aurora, Illinois to offshore suppliers. In connection with this plan, in the first quarter of fiscal year 2008, the Company recognized a restructuring expense of $3,857,000 related primarily to severance costs of 386 employees. An additional amount of $286,000 was recognized as restructuring expense in the quarter ended September 30, 2007. The Company anticipates recording an additional $480,000 in restructuring expense related to this reorganization in fiscal year 2008. There were no restructuring expenses incurred during the first six months of fiscal 2007.

Intangible amortization Intangible amortization was $457,000 and $415,000 for the three months and $913,000 and $830,000 for the six months ended September 30, 2007 and 2006, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net was $935,000 and $772,000 in the three months and $1.9 million and $1.4 million in the six months ended September 30, 2007 and 2006, respectively. The increase in the current year is due to higher interest income on cash balances invested.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The Company recognized $362,000 and $800,000 of income tax benefit based on an estimated tax rate of 35% in the three and six months ended September 30, 2007 and $2.4 million and $4.1 million of income tax expense in the three and six months ended September 30, 2006, respectively using an effective rate 39%.

Liquidity and Capital Resources

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (“the Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes and for other general corporate purposes. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently, the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on September 30, 2007. At September 30, 2007, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

WESTELL TECHNOLOGIES, INC. 10-Q

At September 30, 2007, the Company’s principle sources of liquidity were $66.4 million of cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the foreseeable future.

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

The Company had deferred tax assets of approximately $63.4 million at September 30, 2007. The Company has recorded a valuation allowance reserve of $6.4 million to reduce the recorded net deferred tax asset to $57.0 million.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of September 30, 2007, there were no material changes to the information provided in ITEM 7A on Westell’s Annual Report on Form 10-K for fiscal year 2007.

WESTELL TECHNOLOGIES, INC. 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Westell’s chief executive officer and chief financial officer, with assistance from senior management, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, the Company held its annual meeting of stockholders.

The following directors were re-elected to serve until the annual meeting of stockholders in 2008:

Nominee	For	Withheld
John W. Seazholtz	105,095,114	5,333,830
Paul A. Dwyer	105,206,884	5,222,060
Eileen A. Kamerick	105,515,406	4,913,538
Robert C. Penny III	88,755,818	21,673,126
Roger L. Plummer	105,108,301	5,320,643
Thomas E. Mader	105,595,715	4,833,229
Melvin J. Simon	105,339,479	5,089,465

The stockholders voted to approve the proposal to ratify the appointment of Ernst &Young LLP, independent auditors as auditors for fiscal year ending March 31, 2008:

	For	Against	Abstain
Appointment of independent auditors	109,338,132	1,090,815	70,675

WESTELL TECHNOLOGIES, INC. 10-Q

Item 6.           EXHIBITS

Exhibit 10.1	Employment Agreement dated August 1, 2007 by and among Westell Technologies, Inc, Westell, Inc. and Timothy R. Pillow

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1A, 2, 3 and 5 are not applicable and have been omitted.

WESTELL TECHNOLOGIES, INC. 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 8, 2007	By:	/s/ THOMAS E. MADER
THOMAS E. MADER
Chief Executive Officer

	By:	/s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer