Form 10-Q
period 2007-12-31
WESTELL TECHNOLOGIES INC
filed 2008-02-11
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 21, 2008:

Class A Common Stock, $0.01 Par Value – 55,847,711 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page

ITEM 1. Financial Statements

Consolidated Balance Sheets		3
-	As of December 31, 2007 (unaudited) and March 31, 2007

Consolidated Statements of Operations (unaudited)		4
-	Three and nine months ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited)		5
-	Nine months ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks	22

ITEM 4. Controls and Procedures	22

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	22

Item 6. Exhibits	23

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 31, 2007	March 31, 2007
Current assets:	(unaudited)
Cash and cash equivalents	$ 67,438	$ 70,183
Investments	2,579	1,984
Accounts receivable (net of allowance of $354 and $290, respectively)	16,956	25,986
Inventories, net	23,115	18,604
Prepaid expenses and other current assets	6,530	3,248
Deferred income tax asset	4,580	4,580
Total current assets	121,198	124,585
Property and equipment:
Machinery and equipment	36,536	45,593
Office, computer and research equipment	29,525	28,147
Leasehold improvements	9,521	9,263
	75,582	83,003
Less accumulated depreciation and amortization	66,970	70,674
Property and equipment, net	8,612	12,329
Goodwill	12,896	12,592
Intangibles, net	6,765	7,791
Deferred income tax asset, net and other assets	54,665	50,053
Total assets	$ 204,136	$ 207,350

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2007	March 31, 2007
Current liabilities:	(unaudited)
Accounts payable	$ 9,862	$ 14,087
Accrued expenses	12,732	10,665
Accrued compensation	7,195	10,518
Deferred revenue	982	879
Current portion of long-term debt	--	5
Total current liabilities	30,771	36,154
Other long-term liabilities	4,399	807
Total liabilities	35,170	36,961
Minority interest	3,200	3,050
Stockholders’ equity:
Class A common stock, par $0.01	558	553
Authorized – 109,000,000 shares
Issued and outstanding – 55,847,711 and 55,337,443 shares, respectively
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,693,619 and 14,741,872 shares at December 31, 2007 and March 31, 2007, respectively
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Additional paid-in capital	394,770	393,346
Treasury stock at cost – 93,328 shares	(247)	(247)
Cumulative translation adjustment	1,170	86
Accumulated deficit	(230,632)	(226,546)
Total stockholders’ equity	165,766	167,339
Total liabilities and stockholders’ equity	$ 204,136	$ 207,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Equipment revenue	$ 31,367	$ 51,668	$ 124,061	$ 165,248
Services revenue	13,029	11,594	39,602	35,189
Total revenue	44,396	63,262	163,663	200,437

Cost of equipment sold	22,920	36,431	93,394	116,281
Cost of services	6,842	5,992	20,506	17,845
Total cost of goods sold	29,762	42,423	113,900	134,126
Gross margin	14,634	20,839	49,763	66,311

Operating expenses:
Sales and marketing	6,414	8,178	18,415	22,635
Research and development	5,694	6,250	16,998	18,199
General and administrative	6,227	3,934	17,196	13,092
Restructuring	176	--	4,319	--
Intangible amortization	461	415	1,374	1,245
Total operating expenses	18,972	18,777	58,302	55,171
Operating income (loss)	(4,338)	2,062	(8,539)	11,140

Other income, net	886	871	2,816	2,311
Interest expense	(6)	(2)	(9)	(4)
Income (loss) before minority interest and income taxes	(3,458)	2,931	(5,732)	13,447
Income tax expense (benefit)	(994)	1,053	(1,794)	5,174
Minority interest	38	41	148	151
Net income (loss)	$ (2,502)	$ 1,837	$ (4,086)	$ 8,122

Net income (loss) per common share:
Basic	$ (0.04)	$ 0.03	$ (0.06)	$ 0.12
Diluted	$ (0.04)	$ 0.03	$ (0.06)	$ 0.11
Weighted average number of common shares outstanding:
Basic	70,436	69,970	70,289	69,922
Diluted	70,436	71,001	70,289	71,032

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (4,086)	$ 8,122
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,384	6,142
Gain on sale of fixed assets	(10)	(48)
Restructuring	2,359	(273)
Deferred Taxes	(2,212)	4,432
Minority interest	148	151
Stock based compensation	952	1,330
Exchange gain	(144)	--
Changes in assets and liabilities:
Accounts receivable	9,318	3,013
Inventory	(4,265)	6,032
Prepaid expenses and other current assets	(2,486)	502
Other assets	247	(159)
Accounts payable and accrued expenses	(4,228)	(1,690)
Accrued compensation	(2,722)	124
Net cash (used in) provided by operating activities	(745)	27,678

Cash flows from investing activities:
Purchases of property and equipment	(3,142)	(3,084)
Proceeds from the sale of equipment	1,177	48
Purchase of investments	(595)	(677)
Acquisition of a business	(22)	(335)
Net cash used in investing activities	(2,582)	(4,048)

Cash flows from financing activities:
Repayment of long-term debt and leases payable	(5)	(42)
Proceeds from stock purchase and option plans	388	356
Tax benefit received on stock option exercises	80	92
Net cash provided by financing activities	463	406

Effect of exchange rate changes on cash	119	188
Net (decrease) increase in cash	(2,745)	24,224
Cash and cash equivalents, beginning of period	$ 70,183	$ 40,928
Cash and cash equivalents, end of period	$ 67,438	$ 65,152

The accompanying notes are an integral part of these Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

INDEX TO NOTES

1. Basis of Presentation	9. Warranty Reserve

2. Computation of Income (Loss) Per Share	10. Deferred Compensation

3. Revolving Credit Agreement	11. Sale of Product Line

4. Restructuring Charge	12. Acquisition

5. Interim Segment Reporting	13. Income Taxes

6. Comprehensive Income (Loss)	14. Contingencies

7. Inventories	15. New Accounting Pronouncements

8. Stock-based Compensation	16. Subsequent Event

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc. designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc., a 91.5%-owned subsidiary of the Company, is a provider of teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, contingencies, and stock-based compensation, among other things.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows at December 31, 2007 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 ("fiscal year 2008").

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholder’s equity or net income as previously reported.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Note 2. Computation of Income (Loss) Per Share

The computation of basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In periods with a net loss, all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share. The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended December 31,		Nine months ended December 31,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic Income (Loss) per Share:
Net income (loss)	$ (2,502)	$ 1,837	$ (4,086)	$ 8,122
Average basic shares outstanding	70,436	69,970	70,289	69,922
Basic net income (loss) per share	$ (0.04)	$ 0.03	$ (0.06)	$ 0.12

Diluted Income (Loss) per Share:
Net income (loss)	$ (2,502)	$ 1,837	$ (4,086)	$ 8,122
Average basic shares outstanding	70,436	69,970	70,289	69,922
Effect of dilutive securities: restricted stock and stock options	--	1,031	--	1,110
Average diluted shares outstanding	70,436	71,001	70,289	71,032
Diluted net income (loss) per share	$ (0.04)	$ 0.03	$ (0.06)	$ 0.11

Options to purchase 5,884,999 and 5,934,749 shares of common stock for the three and nine months ended December 31, 2006, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

Note 3. Revolving Credit Agreements

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently, the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as, other non financial covenants. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was in compliance with these covenants on December 31, 2007. There were no borrowings under this facility at December 31, 2007.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Note 4. Restructuring Charge

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. In connection with this acquisition, the Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common OSPlant Systems (formerly known as Network Service Access or NSA) product lines. The severance costs recorded as a liability assumed in the acquisition were $400,000. Twenty employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. As of September 30, 2007, all of these costs have been paid.

Additionally, in the fourth quarter of fiscal year 2007, the Company recognized a restructuring expense of $343,000 related primarily to the severance costs of eighteen employees. This action was to reduce cost in the equipment segment. As of September 30, 2007, all of these costs have been paid.

On May 21, 2007, the Company announced it would move substantially all of its Aurora, Illinois, manufacturing operations in the telecom equipment segment to offshore suppliers. The total amount of restructuring costs expected to be incurred for this activity is approximately $4.6 million. In connection with this plan, the Company recognized restructuring expense of $176,000 and $4.3 million in the three and nine months ended December 31, 2007, respectively, related primarily to severance costs of 386 employees. As of December 31, 2007, $1.7 million of these costs have been paid leaving an unpaid balance of $2.6million. The Company anticipates recording an additional $266,000 in restructuring expense related to this reorganization in fiscal year 2008.

The following table summarizes the total restructuring charges and their utilization, all of which relate to the telecom equipment segment:

(in thousands)	Employee related	Other	Total
Liability at March 31, 2007	$ 198	$ 48	$ 246
Charged	4,307	12	4,319
Utilized	1,934	26	1,960
Liability at December 31, 2007	$ 2,571	$ 34	$ 2,605

In September 2007, the Company entered into a $2.1 million agreement to sell the manufacturing equipment that it will no longer use after the completion of the transition to the outsourcing strategy. A portion of the assets transferred to the buyer in October, 2007 and the remaining assets will transfer in March, 2008. As of December 31, 2007, Westell received payment of $1.2 million and recorded a $759,000 receivable related to the assets transferred in October. This receivable is presented in the prepaid expenses and other current assets line on the Consolidated Balance Sheet. The Company accelerated the depreciation on these assets to the residual value which included additional depreciation expense of $92,000 and $1.2 million for the three and nine months ended December 31, 2007, respectively.

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

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Performance of these segments is evaluated utilizing revenue, operating income (loss) and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc.

Segment information for the three and nine month periods ended December 31, 2006 and 2007 are as follows:

(in thousands)	Telecom Equipment	Telecom Service	Consolidated Total
Three months ended December 31, 2006
Revenues	$ 51,668	$ 11,594	$ 63,262
Operating income	1,205	857	2,062
Depreciation and amortization	1,499	421	1,920
Total assets	184,146	16,546	200,692

Three months ended December 31, 2007
Revenues	$ 31,367	$ 13,029	$ 44,396
Operating income (loss)	(5,099)	761	(4,338)
Depreciation and amortization	1,177	423	1,600
Total assets	185,102	19,034	204,136

Nine months ended December 31, 2006
Revenues	$ 165,248	$ 35,189	$ 200,437
Operating income	7,678	3,462	11,140
Depreciation and amortization	4,711	1,431	6,142
Total assets	184,146	16,546	200,692

Nine months ended December 31, 2007
Revenues	$ 124,061	$ 39,602	$ 163,663
Operating income (loss)	(12,046)	3,507	(8,539)
Depreciation and amortization	5,123	1,261	6,384
Total assets	185,102	19,034	204,136

Reconciliation of operating income (loss) for the reportable segments to income (loss) before income taxes and minority interest:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2007	2006	2007	2006
Operating income (loss)	$ (4,338)	$ 2,062	$ (8,539)	$ 11,140
Other income, net	886	871	2,816	2,311
Interest expense	(6)	(2)	(9)	(4)
Income (loss) before income taxes and minority interest	$ (3,458)	$ 2,931	$ (5,732)	$ 13,447

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Note 6. Comprehensive Income (Loss)

The disclosure of comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$ (2,502)	$ 1,837	$ (4,086)	$ 8,122
Other comprehensive income: foreign currency translation adjustment	61	93	1,084	265
Comprehensive income (loss)	$ (2,441)	$ 1,930	$ (3,002)	$ 8,387

Note 7. Inventories

The components of inventories are as follows:

	December 31,	March 31,
(in thousands)	2007	2007
Raw material	$ 15,018	$ 11,901
Work in process	107	47
Finished goods	11,824	9,672
Reserve for excess and obsolete inventory and net realizable value	(3,834)	(3,016)
	$ 23,115	$ 18,604

Note 8. Stock-based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan during the three month periods ending December 31, 2007 and 2006:

(in thousands)	Three months ended December 31, 2007	Three months ended December 31, 2006
Stock-based compensation expense	$ 348	$ 507
Income tax benefit	(85)	(200)
Total stock-based compensation expense after taxes	$ 263	$ 307

The following table summarizes the total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan during the nine month periods ending December 31, 2007 and 2006:

(in thousands)	Nine months ended December 31, 2007	Nine months ended December 31, 2006
Stock-based compensation expense	$ 952	$ 1,330
Income tax benefit	(298)	(525)
Total stock-based compensation expense after taxes	$ 654	$ 805

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Stock-based compensation for the three and nine month periods ended December 31, 2007 has declined compared to the same prior year periods primarily due to an increase in the estimated forfeiture rate.

Restricted Stock

The following table sets forth restricted stock activity for the nine months ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Unvested outstanding as of March 31, 2007	1,100,000	$3.59
Granted	--	--
Vested	(196,342)	6.54
Forfeited	(68,658)	5.90
Unvested outstanding as of December 31, 2007	835,000	$2.71

As of December 31, 2007, there was $1.4 million pre-tax of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

There were 45,177 and 54,773 shares of common stock purchased under the employee stock purchase plan (“ESPP”) during the nine months ended December 31, 2007 and 2006, respectively. The ESPP allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. For the three and nine months ended December 31, 2007, the Company recorded approximately $3,000 and $15,000, respectively, of share based expense related to the ESPP purchases. The Company recognized approximately $4,000 and $18,000, respectively, of expense in the three and nine months ended December 31, 2006 related to stock purchased under this plan.

Non-qualified stock options

The option activity for the nine months ended December 31, 2007 is as follows:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2007	8,748,128	$ 5.72	4.5	$1,570
Granted	2,146,168	2.62
Exercised	(220,506)	1.38
Forfeited / Expired	(1,571,779)	6.34
Outstanding on December 31, 2007	9,102,011	$ 4.99	4.2	$ 127
Vested or expected to vest as of December 31, 2007	7,446,804	$ 5.47	3.5	$ 127
Exercisable on December 31, 2007	6,048,689	$ 6.00	2.9	$ 127

(a)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Westell Technologies’ closing stock price as of the reporting date.

As of December 31, 2007, there was $1.6 million pre-tax stock option compensation expense, including estimated forfeitures, related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.5 years.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Non-qualified subsidiary stock options

The option activity for the nine months ended December 31, 2007 is as follows:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (b) (in thousands)
Outstanding on March 31, 2007	2,016,801	$ 1.65	5.4	$ 325
Granted	205,813	1.42
Exercised	--	--
Forfeited / Expired	(84,938)	1.68
Outstanding on December 31, 2007	2,137,676	$ 1.63	5.0	$ 106
Vested or expected to vest as of December 31, 2007	1,917,100	$ 1.62	4.7	$ 106
Exercisable on December 31, 2007	1,418,174	$ 1.62	3.6	$ 106

(b)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the estimated fair value of the CPI stock as of the reporting date.

As of December 31, 2007, there was $232,000 pre-tax stock option compensation expense, including estimated forfeitures, related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

Note 9. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to seven years. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include; the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Consolidated Balance Sheet as accrued expenses and other long-term liabilities, respectively. The Company recorded $1.1 million of product warranty expense during the quarter ended December 31, 2006 and $600,000 in the nine months ended December 31, 2007 related to a specific product warranty issue. As of December 31, 2006, $1.1 million of the warranty reserve was related to the product warranty issue. There was no warranty reserve related to the product warranty issue as of December 31, 2007.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2007	2006	2007	2006
Total product warranty reserve at the beginning of the period	$ 1,603	$ 1,697	$ 2,664	$ 1,776
Warranty expense	272	1,676	1,648	2,319
Deductions	(442)	(306)	(2,879)	(1,028)
Total product warranty reserve at the end of the period	$ 1,433	$ 3,067	$ 1,433	$ 3,067

Note 10. Deferred Compensation

The Company has a deferred compensation program with its former Chief Executive Officer that is funded through a rabbi trust. All amounts deferred under this compensation program vested on March 31, 2007. The

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

rabbi trust qualifies as a Variable Interest Entity under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46R”) and as such is consolidated in the Company's financial statements. The Company has recorded a $2.5 million liability to accrue for the deferred compensation liability as of December 31, 2007 which has been fully funded into the rabbi trust as of December 31, 2007. The rabbi trust is presented in the investments line on the Consolidated Balance Sheet. The deferred compensation liability is shown as a current liability in the accrued compensation line on the Consolidated Balance Sheet. The Company anticipates settling the payment in the fourth quarter of fiscal year 2008. The rabbi trust is subject to the creditors of the Company.

Note 11. Sale of Product Line

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets for $2.2 million to Enginuity Communications Corporation (“Enginuity”). The Company received $2.0 million in cash, $200,000 in the form of a note receivable and provided an unconditional guarantee in the amount of $1.6 million relating to a 10-year term Enginuity note payable to a third party lender that financed the transaction. The balance of the term loan is $1.2 million as of December 31, 2007. Certain owners of Enginuity pledged assets with a fair market value of $1.5 million and personally guaranteed the note payable. These guarantees will stay in place until the note is paid in full. The Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN No. 46R and concluded that Enginuity was a variable interest entity (“VIE”) as a result of the debt guarantee, however, the Company is not considered the primary beneficiary of the VIE therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates this liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $150,000 and $200,000 as of December 31, 2007 and March 31, 2007, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheet.

Note 12. Acquisition

On October 2, 2007, Westell made a $2.5 million cash investment in Contineo Systems, Inc. (“Contineo”), a Plano, Texas, based software development company, to advance Westell’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. Westell received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. Westell’s ownership is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. This investment provides Westell a 40% equity ownership in Contineo on a fully diluted basis. The Company has the right, but no the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed upon objectives are met and additional funding of $2.5 million is provided or upon a public offering exceeding $30 million. The Company evaluated FIN No. 46R and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE. As the Company is the primary beneficiary, Contineo’s financial statements are currently 100% consolidated and contributed a net loss of $457,000 or $(0.01) per share during the quarter ended December 31, 2007. As of December 31, 2007, Contineo had approximately $1.9 million of cash which represents substantially all of the consolidated assets and is included in the Cash and cash equivalent line on the Consolidated Balance Sheet.

In January 2007, the Company acquired 100% of the common stock of Noran Tel, Inc. (“Noran Tel”) located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

141, Business Combinations (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. The purchase price for Noran Tel was $5.6 million USD ($6.5 million CND), with a potential earn-out of an additional $3.8 million USD ($3.8 million CND) if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009 and any earn-out would be considered additional purchase consideration.

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

In June 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect adjustment to retained earnings as a result of this adoption effective April 1, 2007.

As of December 31, 2007, the Company had approximately $2.8 million of unrecognized tax benefits, net of federal tax benefits, that if recognized would impact the effective tax rate. Estimated interest and penalties related to income taxes are classified as income tax expense. Interest for the nine months ended December 31, 2007 was approximately $47,000. Accrued interest was approximately $104,000 as of December 31, 2007.

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdiction subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	1997-2007
U.S. State	2000-2007
Foreign	2003-2007

The Company does not anticipate any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

Note 14. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies (“SAB No. 92”), of $3.3 million in the quarter ended June 30, 2007 related to the probable settlement of a claim to recover product warranty costs for non-conforming product from a vendor incurred by the Company. This settlement reimburses the Company for warranty repair costs, third party costs and internal operating costs related to resolving this issued that were incurred in fiscal years 2007 and 2008.. In September 2007, a settlement agreement was reached. The Company received $1.7 million of the settlement during the third quarter of fiscal year 2008 and the Company received payment of the remaining $1.6 million during January, 2008. As of December 31, 2007, the $1.6 million receivable for this settlement is recorded in other current assets line on the Consolidated Balance Sheet.

The Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the HyperEdge acquisition date, but was not recorded or disclosed to the Company prior to acquisition. During the quarter ended December 31, 2007, the Company recorded an additional net expense of $300,000 related to this probable future settlement. Probable recovery using guidance under SAB No. 92 comprised of an increase in the settlement loss of $1.0 million offset by a probable recovery of $0.7 million from former shareholders of HyperEdge. In January 2008, settlement agreements were finalized with both parties for the amounts recorded as of December 31, 2007. The liability is shown as a current liability in the accrued expenses line and the asset is shown as prepaid expenses and other current assets line on the Consolidated Balance Sheet.

Note 15. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141R”). This SFAS establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of SFAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“SFAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This SFAS establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the

WESTELL TECHNOLOGIES, INC. 10-Q

Notes to Consolidated Financial Statements

December 31, 2007 (unaudited)

Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the provisions of that SFAS No. 160; however, we currently believe the adoption of SFAS No. 160 will not have a material impact on the Consolidated Financial Statements.

In June 2007, the Emerging Issues Task Force (“EITF”) released Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. Westell will adopt EITF No 07-3 effective April 1, 2008 and does not anticipate a material impact on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on April 1, 2008 and the Company does not anticipate that this statement will have a material impact on the Consolidated Financial Statements.

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

Note 16. Subsequent Event

On January 24, 2008, the Company announced the elimination of approximately 58 positions across the organization. The Company estimates a $1.4 million restructuring charge in the fourth fiscal quarter for severance and related costs.

WESTELL TECHNOLOGIES, INC. 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is comprised of two segments: telecommunications equipment manufacturing and teleconferencing services. Westell realizes the majority of its revenues from the North American market.

The telecommunications equipment manufacturing segment of the Company’s business consists of two product lines offering a broad range of products that facilitate the broadband transmission of high-speed data between a broadband service providers network and end-user customers. The services enabled via these broadband connections include voice, high-speed internet, Voice over IP (“VoIP”), converged mobility and video (including broadcast TV, video on demand and HDTV). These two product lines are:

•

Customer Networking Equipment (“CNE”): Westell’s family of broadband products enable the transport of high-speed data and enhanced services over existing local telephone lines, coaxial cables, and fiber networks, allowing telecommunications companies to provide broadband services to their customer base. The Company’s broadband products enable residential, small business and Small Office Home Office (“SOHO”) users to network multiple computers, telephones and other devices to access the Internet. Digital Subscriber Line (“DSL”) products currently make up the majority of revenue for this product group.

•

OSPlant Systems (“OSP”), (formerly known as Network Service Access or NSA): Westell’s OSP product family focus consists of the new SHADETM patent pending “actively cooled” outdoor cabinet, a family of CellPak wireless backhaul outdoor enclosures, VirtualEdgeTM Ethernet, COAX and Fiber connector panels/enclosures, Power Distribution Fuse Panels and SiteVuTM Remote Monitoring solutions. In addition to legacy products such as manageable and non-manageable T1 transmission equipment for telephone services and an array of mounting products used for connecting telephone wires and cables, and special service plug-in units. The T1 transmission equipment termed Network Interface Units (“NIU”) and the associated NIU mounting products make up the majority of revenue for this product group.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing size of the Company’s primary customers because of recent mergers, continues to exert downward pressure on prices for the Company's products. Generally, the Company expects average selling prices on its VersaLink ® and modem products to decline by approximately 20% and 25%, respectively, in fiscal year 2008.

On May 21, 2007, the Company announced it would move substantially all of its Aurora, Illinois, manufacturing operations in the telecommunications equipment segment to offshore suppliers. The expected total cost to move manufacturing offshore is approximately $7.6 million including; restructuring expense of $4.4 million for severance and employee related costs, $1.3 million for accelerated depreciation, $1.7 million for outside consulting, and $200,000 for other expenses. The Company recognized $7.2 million of these costs in the nine months ended December 31, 2007.

On January 24, 2008, the Company announced the elimination of approximately 58 positions across the organization. The Company estimates a $1.4 million charge in the fourth fiscal quarter for severance and related costs

The Company's customer base is highly concentrated and comprised primarily of the Regional Bell Operating Companies (“RBOCs”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to the actual commencement of sales of new products.

WESTELL TECHNOLOGIES, INC. 10-Q

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to cover new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities either internally, through strategic partnerships or acquisition.

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more advanced applications such as VoIP, consumer & SOHO networking; wireless/wireline convergence, IP Multimedia Subsystem (“IMS”), Fixed Mobile Convergence (“FMC”), Fixed Mobile Substitution (“FMS”), video / IPTV and multifunctional broadband appliances. This expansion will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the DSL market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE product line, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the Westell MediaStationsTM, UltraLine®, ProLine®, VersaLink®, and TriLinkTM, which are targeted at the home networking, SOHO and small business markets. The Company has multiple evaluations and trials in process for TriLinkTM, UltraLine® Series 3 and the Westell MediaStationTM. The Company received its first orders from Verizon for the UltraLine® Series 3 broadband home router product and anticipates shipments to begin in the fourth fiscal quarter of 2008. The Company continues to focus on expanding existing and new products into new geographic and customer markets, including the Multi-Service Operator (“MSO”)/cable customer segment. Additionally, the Company has been selected to provide Proline® units under AT&T’s Hybrid modem program. Shipments of product under this agreement are anticipated to begin in the first half of fiscal year 2009.

Although the Company expects the OSP market to decline annually by approximately 10% with its legacy indoor enclosures and Transmission Products, the Company is expecting a shift in growth with a focus on its new products in the OSP portfolio. The legacy product sales decline could impact the Company’s future revenues. In order to mitigate the impact of the market decline, the Company acquired 100% of the common stock of Noran Tel, Inc on January 2, 2007. With the addition of Noran Tel, the Company obtained a Canadian market channel for some of its existing products, added additional transmission products and gained new products in the areas of power distribution and remote monitoring. The Company will continue to invest in new product areas to compliment wireless and fiber applications.

The Company’s teleconferencing services segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. Conference Plus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with numerous people simultaneously. Conference Plus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program. The Company received authority from its Board of Directors to begin exploring strategic alternatives for the services segment of the business. Management has retained Raymond James to assist in this process.

WESTELL TECHNOLOGIES, INC. 10-Q

Results of Operations

The table below compares equipment and services revenue for the three and nine months ended December 31, 2007 and December 31, 2006 by product line.

Revenue	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated revenue	$ 44,396	$ 63,262	$ (18,866)	$ 163,663	$ 200,437	$ (36,774)
Equipment revenue:
CNE	17,895	37,452	(19,557)	81,187	121,733	(40,546)
OSP	13,472	14,216	(744)	42,874	43,515	(641)

Total equipment revenue	31,367	51,668	(20,301)	124,061	165,248	(41,187)
Services revenue	13,029	11,594	1,435	39,602	35,189	4,413

CNE revenue decreased 49% for the three months ended December 31, 2007 compared to the three month period ended December 31, 2006 due to a 44% decrease in unit volume and an 11% decrease in average selling price. CNE revenue decreased 33% in the nine months ended December 31, 2007 compared to December 31, 2006 due to a 27% decrease in units sold and a 12% decrease in average selling price per unit. The decrease in unit volume was primarily due to the completion of providing product under a BellSouth contract. OSP revenue was flat in the three-month and nine-month periods ended December 31, 2007 compared to the same periods ended December 31, 2006. OSP sales revenue includes Noran Tel, Inc. sales of $1.5 million and $5.2 million for the three and nine months ended December 31, 2007, respectively. Noran Tel was acquired in January of 2007. The increase from the Noran Tel OSP revenue partially offset decreased average selling prices for OSP products. Revenue in the services segment increased 12% and 13%, respectively, in the three and nine months ended December 31, 2007, compared to the same periods ended December 31, 2006. This increase is due to increased call minutes which was partially offset a decrease in the rate per minute in the three and nine month periods.

Gross Margin	Three months ended December 31,			Nine months ended December 31,
	2007	2006	Change	2007	2006	Change
Consolidated margin	33.0%	32.9%	0.1%	30.4%	33.1%	(2.7%)
Equipment margin	26.9%	29.5%	(2.6%)	24.7%	29.6%	(4.9%)
Service margin	47.5%	48.3%	(0.8%)	48.2%	49.3%	(1.1%)

Gross margin decreased as a percentage of revenue in the equipment segment in both the three and nine month periods ended December 31, 2007 compared to the same periods ended December 31, 2006. Proline® average price declined by approximately 23% and Versalink® average price declined by approximately 13% in the three month period ended December 31, 2007 compared to December 31, 2006. Proline® average cost declined by approximately 8% and Versalink® average cost declined by approximately 12% in the three month period ended December 31, 2007 compared to December 31, 2006. Additionally, in the three and nine months ended December 31, 2007, the Company recorded $92,000 and $1.2 million additional depreciation expense for manufacturing equipment that will no longer be used by the Company after the implementation of its outsourcing strategy. Margins in the services segment decreased in the three months ended December 31, 2007 when compared to the same periods ended December 31, 2006 due primarily to price repression.

Sales and Marketing	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated sales and marketing expense	$6,414	$8,178	$(1,764)	$18,415	$22,635	$(4,220)
Equipment sales and marketing expense	3,518	5,620	(2,085)	10,045	15,288	(5,192)
Services sales and marketing expense	2,896	2,558	321	8,370	7,347	972

WESTELL TECHNOLOGIES, INC. 10-Q

Sales and marketing expense decreased in the equipment segment in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due primarily to a $1.1 million increase in the warranty reserve expense related to a specific product warranty issue in the December 2006 quarter. Sales and marketing expense decreased by $225,000 in employee related expenses during the quarter ended December 31, 2007 compared with the quarter ended December 31, 2006. Sales and marketing expense decreased in the equipment segment in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due primarily to a $3.3 million gain related to a recovery of product warranty costs, third party costs and internal operating costs for non-conforming products from a vendor during fiscal year 2008 offset by $600,000 of warranty expense. An additional $1.1 million of warranty expense was charged during fiscal year 2007 for this same issue. Sales and marketing expense increased in the Company’s services segment in the three and nine month period ended December 31, 2007 compared to the same period last year due primarily to increases in employee related expenses.

Research and Development	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated research and development expense	$5,694	$6,250	$(556)	$16,998	$18,199	$(1,201)
Equipment research and development expense	5,146	5,733	(587)	15,269	16,735	(1,466)
Services research and development expense	548	517	31	1,729	1,464	265

Research and development expense decreased in the three and nine months ended December 31, 2007 compared to the same periods in fiscal year 2007. The decrease in the three and nine month periods is due primarily to lower management compensation costs and reduced contract labor expenses.

General and Administrative	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2007	2006	Change	2007	2006	Change
Consolidated general and administrative expense	$6,227	$3,934	$2,293	$17,196	$13,092	$4,104
Equipment general and administrative expense	4,245	2,248	1,997	11,705	7,972	3,733
Services general and administrative expense	1,982	1,686	296	5,491	5,120	371

The increase in general and administrative expenses in the equipment segment in the three and nine months ended December 31, 2007 compared to the same period ended December 31, 2006was due primarily to increased consulting expenses of $521,000 and $1.7 million, respectively, to assist the Company with implementing its outsourcing strategy. Legal expenses increased $329,000 and $870,000 in the three and nine months ended December 31, 2007, respectively, compared to the same period ended December 31, 2006. The Company recognized a net $300,000 loss contingency during the third quarter of fiscal 2008 from the HyperEdge acquisition. Additionally, during the quarter ended December 31, 2007, the Company recognized $373K of severance expense. The increase in general and administrative expense in the services segment in the three and nine months ended December, 31, 2007 compared to the same periods of the prior year is due primarily to increases in the employee related costs.

Restructuring On May 21, 2007, the Company announced it would move substantially all of its manufacturing operations in the telecom equipment segment from Aurora, Illinois to offshore suppliers. The Company recognized a restructuring expense of $176,000 and $4.3 million in the three and nine months ended December 31, 2007, respectively, related primarily to severance costs of 386 employees. The Company anticipates recording an additional $266,000 in restructuring expense related to this reorganization in fourth quarter of fiscal 2008. There were no restructuring expenses incurred during the first nine months of fiscal 2007.

Intangible amortization Intangible amortization was $461,000 and $415,000 for the three months and $1.4 million and $1.2 million for the nine months ended December 31, 2007 and 2006, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions.

WESTELL TECHNOLOGIES, INC. 10-Q

Other income, net Other income, net was $886,000 and $871,000 in the three months and $2.8 million and $2.3 million in the nine months ended December 31, 2007 and 2006, respectively. The increase in the current year is due to higher interest income on cash balances invested.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The Company recognized $994,000 and $1.8 million of income tax benefit in the three and nine months ended December 31, 2007 based on an effective tax rate of 31% and $1.1 million and $5.2 million of income tax expense in the three and nine months ended December 31, 2006, respectively using an effective rate 39%.

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

The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was in compliance with these covenants on December 31, 2007. At December 31, 2007, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

At December 31, 2007, the Company’s principle sources of liquidity were $67.4 million of cash and cash equivalents consisting primarily of the highest rated grade corporate commercial paper and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the foreseeable future.

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

The Company had deferred tax assets of approximately $64.6 million at December 31, 2007. The Company has recorded a valuation allowance reserve of $6.4 million to reduce the recorded net deferred tax asset to $58.2 million.

WESTELL TECHNOLOGIES, INC. 10-Q

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of December 31, 2007, there were no material changes to the information provided in ITEM 7A on Westell’s Annual Report on Form 10-K for fiscal year 2007.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

WESTELL TECHNOLOGIES, INC. 10-Q

Item 6. EXHIBITS

Exhibit 10.1

First Amendment to Second Amended and Restated Credit Agreement, dated December 28, 2007, by and among Westell Technologies, Inc., Westell, Inc., Teltrend, LLC, Conference Plus, Inc. and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2008.)

Exhibit 10.2	Conference Plus, Inc. 2002 Nonqualified Stock Plan

Exhibit 10.3	Form of Conference Plus, Inc. Nonqualified Stock Option (for Management Level Employees)

Exhibit 10.4	Form of Conference Plus, Inc. Nonqualified Stock Option (for Non-Management Level Employees)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

WESTELL TECHNOLOGIES, INC. 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: February 11, 2008	By:	/s/ THOMAS E. MADER
THOMAS E. MADER
Chief Executive Officer

	By:	/s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer