Form 10-K
period 2008-03-31
WESTELL TECHNOLOGIES INC
filed 2008-06-16
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to   .

Commission file number: 0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 N. Commons Drive, Aurora, Illinois 60504

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Class A Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” ‘large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No

The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2007 (based upon an estimate that 71% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $96 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of May 30, 2008, 56,773,288 shares of the registrant's Class A Common Stock were outstanding and 14,693,619 shares of registrant's Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 annual shareholders’ meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.

2008 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the United States (“U.S.”) economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2008 under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and its headquarters are located at 750 North Commons Drive, Aurora, Illinois. The Company is comprised of two segments: telecom equipment and telecom services. In the telecom equipment segment, the Company designs, distributes, markets and services a broad range of digital and legacy analog products used by telephone companies and other telecommunications service providers such as mobile network operators (“wireless”), multi service operators (“MSOs”), integrated carriers, and utility providers (all known as “service providers”) to deliver broadband services over existing copper telephone wires, fiber optic networks, hybrid fiber-coax networks, and wireless infrastructures.

The telecom equipment segment consists of two product lines: Customer Networking Equipment (“CNE”) products and Outside Plant Systems (“OSPlant Systems”) products. The CNE product line includes networking and high-speed transmissions products that allow service providers to deliver broadband services over existing copper, fiber, coax, or wireless infrastructures. The Company’s OSPlant Systems, formerly known as Network Service Access (“NSA”), is a leading provider of next generation outdoor cabinets, enclosures, power distribution, edge connectors, remote monitoring and ancillary network protection solutions. The power distribution and remote monitoring solutions are provided through the Company’s Noran Tel subsidiary, which was acquired on January 2, 2007, and marketed and sold through the OSPlant Systems product line.

The Company’s telecom service segment is comprised of a 91.5% owned subsidiary, ConferencePlus, Inc. (“ConferencePlus”). ConferencePlus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private reseller program.

Revenue and total assets from the Company's two reportable segments and product groups for the fiscal years ended March 31 are as follows (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K):

(in thousands, except percentages)	Fiscal year ended March 31,
Revenue:	2008	%	2007	%	2006	%
CNE products	$ 98,095	47%	$ 153,844	59%	$ 194,782	69%
OSPlant Systems products	56,618	27%	57,702	22%	43,319	15%
Total telecom equipment	154,713	74%	211,546	81%	238,101	84%
Telecom services	53,698	26%	48,544	19%	45,070	16%
Total revenue	$ 208,411		$ 260,090		$ 283,171

Assets:
Telecom equipment	$ 116,999	87%	$ 190,088	92%	$ 174,131	91%
Telecom services	17,229	13%	17,262	8%	17,682	9%
Total assets	$ 134,228		$ 207,350		$ 191,813

Financial information for each of the Company’s segments and operations by geographic area are located in Note 11 of the Consolidated Financial Statements included in this Annual Report.

The Company’s stock is divided into two classes. Class A common stock is entitled to one vote per share while Class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 47.5% of the voting control of the Company as of May 30, 2008. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.3% of the voting stock and therefore effectively control the Company.

The Company’s Products

The telecom equipment segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog services between a service provider and end-user customers. These two product lines are:

•

CNE: The Company’s CNE family of broadband products enables high-speed transport and networking of voice, data, video, and other advanced services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNE products are typically installed in consumer residences or small businesses as a key component of a broadband service package.

•

OSPlant Systems: The Company’s OSPlant Systems product family consists of next generation outdoor cabinets, enclosures, power distribution, edge connectors, remote monitoring and ancillary network protection solutions. These solutions are ideal for wireless backhaul and service delivery to enterprise markets as well as wireless carrier, MSO and utility markets worldwide. The power distribution and remote monitoring solutions are provided through the Company’s Noran Tel subsidiary.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications equipment manufacturers. Increasing competition, in terms of the number of entrants and their size, and the increasing size of the Company’s customers because of past mergers, continue to exert downward pressure on prices for some of the Company's products. At some point, the Company may elect to eliminate some products and exit some markets based on an analysis of current and future prospects, and/or enter new, more attractive markets.

The Company’s CNE products enable residential customers, small businesses, and small office/home office (“SOHO”) users to access and share broadband services on networked computers, telephones, cell phones, televisions, media players, and other networked devices. A broad offering of networking products and technologies allows the Company to address several segments of the service provider market, distinguished by the methods used to deliver their services – wireline operators (copper and fiber), mobile network operators (wireless), cable multi-service operators (hybrid fiber-coax), and integrated carriers that operate as combinations of the other three.

The following table sets forth a list of the Company's principal CNE products and their applications:

Product	Description	Applications
LiteLineTM ADSL2+ Modem

Customer premises equipment that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL and ADSL2+) service from the telephone company. The LiteLineTM is a plug-and-play device that connects to the end customer through a single Ethernet or USB port.

Enables residential and SOHO customers of ADSL service to connect one or more PC’s and other computer networking equipment to the ADSL service for high speed Internet access with routing and security protection all in one box.

ProLineTM ADSL2+ manageable Modem/NAT Router	Similar in all ways to the LiteLineTM, the ProLineTM provides the added benefit of allowing remote diagnostics, maintenance, software upgrades and other remotely managed services.	In addition to providing the same applications as the LiteLineTM, the ProLineTM offers service providers the ability to provide customers a higher level of service and performance.
VersaLinkTM Gateway

A compact, versatile gateway device that combines an ADSL2+ modem along with wired Ethernet and WiFi networking features. Versions are also available without the ADSL2+ modem, for wireless and other service providers.

Enables residential, SOHO, and small businesses to network their broadband service to multiple PCs and other networked devices with wired and wireless access.
TriLinkTM IMS Gateway

Multi-service gateway that combines the ADSL2+ modem and networking capabilities of VersaLink with Voice over Internet Protocol (“VoIP”) ports for connecting standard home phones and WiFi-enabled cell phones to the broadband network. Versions are also available without the ADSL2+ modem, for wireless and other service providers.

In addition to VoIP and networking features including IMS support, the TriLinkTM IMS Gateway supports Fixed Mobile Convergence (“FMC”), and Fixed-to Mobile Substitution (“FMS”) applications that blend wired and wireless phone services.

UltraLineTM Series3 Wireless Broadband Home Router

Ultra high-speed gateways that deliver secure, high-quality, data, voice, IP video services, and advanced services and applications over a variety of network access methods and home networking technologies, including fiber optic, copper, coax, WiFi and Ethernet.

UltraLineTM supports a wide variety of wired and wireless broadband applications, particularly high-speed IP data video services delivered over fiber optic networks.

OSPlant Systems Products. The Company’s OSPlant Systems products provide service providers with products to transport, maintain and improve the reliability of services delivered over copper and fiber lines in the local access network.

The following table sets forth a list of the Company's principal OSPlant Systems products and their applications:

Product	Description	Applications
T1 NIU-PM (Network Interface Unit with Performance Monitoring)	T1Network Interface Unit with Performance Monitoring that stores circuit performance and maintenance information for a single T1 circuit.

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

NIU Mountings	NIU Mountings are electronic enclosures with connectorized backplanes that house NIUs, NIU PM units, and HDSL Remote Terminal cards, including those from other manufacturers such as Adtran.	Deployed by telephone company at their customer’s premises locations to terminate their T1 circuits.
DS3 products	DS3 Network Interface Units with and without Performance Monitoring capability along with the Mountings to house these plug-in cards.

Facilitates the maintenance, monitoring, extension, and demarcation of DS3 facilities. Can be deployed in central offices for a DS3 hand-off to alternate carriers, and also customer premises locations.

T1 Repeaters	T1 Intelligent Office and Line Repeaters.

Facilitates the extension of T1 service to subscribers that are more than 3000 feet* from the central office and those that are served beyond a fiber multiplexer. (*Distance will vary based on gauge of copper wire)

VirtualEdgeTM	A flexible mix and match architecture panel for Ethernet (Cat5E), fiber or coax cable. These panels are available in either standard 19” or 23” relay rack mount as well as wall mount.	Provides a physical demarcation for services at the customer premises. Mounting and connector flexibility provides customers multiple applications, and minimizes space required in equipment rooms.
SwingRack	A unique hinged wall mounted housing to hold a standard 1 or 2 RU rack mount device to the wall, eliminating the need for floor mount relay racks.

Provides a solution in tight equipment closets rooms to mount in a standard 1 or 2 RU (19” or 23”) rack mount devise in a vertical “upright” position hugging the wall that nicely swings down to a horizontal position for installation and maintenance purposes.

(Continued from prior page)

Product	Description	Applications
Shade™	A GR-487 Issue 2 compliant universal environmental equipment cabinet supporting up to 225W of internal heat dissipation using the Company’s patent pending Dynamic Cooling System.

Provides an actively cooled outdoor equipment Cabinet designed to reduce the effects of solar loading and internal equipment heat generation to help ensure maintenance free equipment operation in conditions ranging from -40°C to +65°C.

CellPak®	Outdoor passively cooled equipment enclosures	Provides a sealed “passively” cooled equipment enclosure ideally suited for demarcation hand-offs from a Wireline Carrier (Telco or MSO) to Wireless Carriers.
Power Distribution Products	Fuse Panels and Battery Distribution.	Point of secondary DC power distribution to operate equipment. Safely protecting operating equipment in the event of fault current. Providing fault current alarms through visual and remote indicators.
SiteVu Remote Monitoring Systems	A powerful compact and flexible monitoring system that provides visibility to remote site environmental and equipment status issues.

A remote monitoring product that provides complete real time visibility to remote sites from the user’s desk top. Applications include environmental information such as temperature, air flow, humidity and smoke, battery condition, and equipment operating status.

Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband Internet access to more sophisticated applications such as home wireless networking, voice, video and information service delivery converged services and IPTV/Video. The Company works closely with its current and potential customers as part of the product development process.

In fiscal years 2008, 2007 and 2006, the Company spent approximately $22.7 million, $24.4 million and $20.3 million on research and development (“R&D”) activities, respectively.

The Company's quality systems, including product development processes, are registered to TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2000 International Quality System Standard. These processes are also registered to ISO9001:2000.

The Company's R&D personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology to meet new customer needs. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a highly valued, superior quality long-term supplier, without compromising functionality or serviceability. The Company also leverages its relationships with its manufacturing partners to produce new cost-reduced versions of existing products. Also, the Company performs some product development, focusing on software development and system testing via contacts with outsourcing firms in India.

The Company believes that the key to this R&D strategy is choosing an initial architecture for each product that enables engineering innovations to result in performance enhancements and future cost reductions. The Company’s products are designed in conjunction with input from procurement and outsource manufacturers and an analysis of feasibility to reduce costs. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge between design and outsource manufacturing teams.

The Company is also growing the software content of its products, and the majority of the Company's design engineers, including those at the contracted outsourcing firms, are software engineers.  Greater software content in the Company's products is not only necessary to deliver the more sophisticated applications listed above, but is also a key element of the Company's strategy to focus on differentiated, value-added products and solutions.  In some cases the Company sources software technology from outside suppliers through licensing agreements, which typically but not always give the Company the ability to modify the licensed software to meet the needs of the Company's customers.  Some software technology is obtained from the open source community.  The Company also develops its own proprietary software where needed to provide the desired functionality.  Software from all of these sources is typically integrated into the final product releases, and tested by the Company's system test engineers, by outside test labs, by industry certification groups, and by the Company's customers before going into volume production and deployment.

In some cases, the Company utilizes technology, whether hardware, silicon chip, software or other, that is only available from a single source.  In these cases, the Company will typically obtain a contractual agreement with the technology supplier that gives the Company access to the technology for the intended lifecycle of the products which incorporate that technology.  However, it is not always possible to obtain such an agreement.  Additionally, technology suppliers to the Company may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to the Company in the future.  Additionally, the technology may evolve due to changes in industry standards or changes in the market, and the Company's contractual agreement may not necessarily give the Company rights to that evolved technology in the future.  Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

The Company’s products are subject to industry wide standardization organizations which include the Internet Engineering Task Force, the MoCA Alliance, the DSL Forum, CableLabs, the American National Standards Institute (“ANSI”) in the United States and the International Telecommunications Union ("ITU").

The following table lists the principal products currently under development along with their description and expected application:

Product	Description	Applications
UMA Terminal Adapter	Residential device that converts standard analog phone signals to Unlicensed Mobile Access (“UMA”) format for communication over a broadband connection.	Allows connection of wired home phones to UMA services offered by mobile network operators.
Application Gateways & Devices	Family of products that combine networking, remote control, and remote access capabilities for IP-based home devices and appliances.	Enables a broad variety of services for media sharing, monitoring, and security in a broadband connected home.

                 The Company anticipates that it will generate revenue from the products listed in the above table in fiscal year 2009 and fiscal year 2010. However, there can be no assurance that the Company will be able to introduce such products as planned.

Customers

The Company's principal customers historically have been major U. S. telecommunications service providers (“telephone companies”). In addition, the Company sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, wireless service providers, Internet service providers, and business enterprises. Revenues from international customers represented approximately $11.6 million, $7.3 million and $7.5 million of the Company's revenues in fiscal 2008, 2007 and 2006, respectively, accounting for 5.6%, 2.8% and 2.7% of the Company's revenues in such periods.

The Company depends, and will continue to depend, on the telephone companies and other independent local exchange carriers for the majority of its revenues. Sales to the Company’s largest two customers, Verizon and AT&T accounted for 34.0% and 19.8% of the Company's revenues in fiscal 2008, respectively. Consequently, the Company's future success will depend upon the timing and size of future purchase orders from telephone companies, the product requirements of the telephone companies, the financial and operating success of telephone companies the success of the telephone companies' services that use the Company's products, and the Company’s level of success in diversifying its revenue stream beyond the telephone companies. Any attempt by a telephone company to seek out additional or alternative suppliers or to undertake the internal development of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

The Company’s contracts with its major customers are primarily pricing and product specification agreements that do not require a specific level of quantities to be purchased. Each customer provides the Company with purchase orders for units on an as-needed basis.

Telephone companies and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty. Prior to selling its products to service providers, the Company must undergo lengthy approval and purchase processes, which are discussed in the section, titled “Marketing, Sales and Distribution.”

Marketing, Sales and Distribution

The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has maintained an established sales force and channel to domestic service providers since its founding in 1980.

The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, the Company’s OSPlant Systems products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company’s CNE products are sold directly to service providers, or in some cases to distributors who service these carriers. Additionally, the CNE products are sometimes recommended to servicer providers by other companies with whom the Company has a partnership in place. The Company believes that the service providers’ sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

Prior to selling its products to service providers, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products and often longer for products based on new technologies and/or new service offerings. Accordingly, the Company is continually submitting successive generations of its current products, as well as new products to its customers for approval.

Although the service provider approval processes may vary to some extent depending on the customer and the product being evaluated, they generally are conducted as follows:

Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards and the customer’s written requirements, usually provided to the Company in the form of a Request for Proposal.

Technical Trial. Small quantities of the product are installed in the field for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

Marketing Trial. Emerging products are tested for market acceptance of new applications and services. Marketing trials usually involve a greater number of products than technical trials because products are typically deployed in several distinct markets in the service provider’s network. This stage gives service providers an opportunity to establish procedures, train employees to install and maintain the new product and to obtain more feedback on the product and the new applications and services from a wider range of operations personnel and consumers.

Commercial Deployment. Commercial deployment usually involves substantially greater numbers of products and locations than the marketing trial stage. In the first phase of commercial deployment, a service provider initially installs the equipment in select locations for select applications and services, and will typically start billing for those services. This phase is followed by general deployment involving greater numbers of products and locations across the service provider’s serving area. Commercial deployment does not usually mean that one supplier's product is purchased for all of the service provider’s needs throughout their serving area as service providers often rely upon multiple suppliers to ensure that their needs can be met. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments.

The relationships that the Company establishes in this extensive process are critical in almost every case. The Company has a history of working closely with the service providers in this fashion and the Company has won numerous quality awards from a variety of customers over the past twenty years.

The Company is focusing on new channels, markets and partners for its newer products. The deployment of emerging fixed mobile convergence (“FMC”), IPTV/video and advanced in-home services all represent opportunities for the Company’s TriLinkTM and UltraLineTM Series3 products at customers beyond its traditional base of customers.

Technical Support

The Company maintains 24-hour, 7-day-a-week telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to some of its customers with respect to the installation, operation and maintenance of its products.

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

The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to two years for CNE products and up to seven years for OSPlant Systems products, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall.

Outsourced Manufacturing

The Company outsourced its manufacturing operations from Aurora, Illinois, to offshore suppliers during fiscal year 2008. The manufacturing facility in the Aurora building is now being used for distribution. Reliance on third-party offshore subcontractors involves several risks. (See Risk Factors)

Standard commercial components available from multiple suppliers are procured by the offshore suppliers. There are also single-sourced components needed to produce products. The Company has direct relationships and purchase contracts with suppliers for these items. One of the single-sourced items in some of the CNE products consists of a license to run a proprietary operating system. There are a number of other suppliers in the market that could supply the Company with similar technology, however, it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company’s business. All purchase contracts are short term in nature.

A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders, such as NIUs may require delivery within 48 hours. To meet this demand, the Company maintains inventory at its facilities or outsource suppliers. In addition, the Company maintains some inventory at the customers’ sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a recurring risk that the inventory it holds may become obsolete.

Competition

The markets for the Company's products are intensely competitive and the Company has no reason to believe that this competitive environment will ease in the future, especially in the rapidly changing markets for broadband products. The Company’s primary competitors vary by market. The Company’s principal competitors with respect to its OSPlant Systems products are Adtran, ADC Telecommunications Emerson, Purcell and Telect. The Company's principal competitors with respect to its CNE broadband products are primarily Siemens Information and Communication Network Inc., Motorola (Netopia), 2Wire Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., Actiontec Electronics Inc., Thomson and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of DSL products in North America. However, many of the Company’s competitors are significantly larger, with broader product lines, and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time to market and the ability to react quickly to market changes leveraging its U.S. based product management and product development teams. The Company expects that continuing competitive pressure from Asian based manufacturers will continue to exert downward pressure on pricing.

Since the Company currently derives the majority of its revenues from the sale of products to telephone companies, the Company faces competition from alternative products optimized for other broadband networks. Telephone companies face competition from MSOs, new local access providers and broadband wireless service providers that are capable of providing high speed digital transmission to end users. At the end of 2007, 40 million customers used cable broadband in North America in contrast to 34 million DSL subscribers. By 2009, Infonetics, a service that provides industry trend data, is forecasting approximately 49 million cable broadband users in North America versus 40 million DSL users resulting in approximately 45% market share for DSL. In addition, the Company believes that the deployment of DSL, HDSL and fiber networks are reducing the demand for the Company OSPlant Systems traditional transmissions products including T1 office and line repeaters and T1 NIU’s with and without performance monitoring. (See Risk Factors)

Telecom Services

ConferencePlus, Inc., founded in 1988, is a full service conferencing company that manages and hosts specific software and applications relating to conferencing and meeting services. ConferencePlus is a 91.5% owned subsidiary of the Company and manages its teleconferencing and meeting services through its main operations center in Schaumburg, Illinois, and a facility in Dublin, Ireland. ConferencePlus services generated $53.7 million, $48.5 million and $45.1 million in revenues in fiscal 2008, 2007 and 2006, respectively.

ConferencePlus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of voice, video or web such as graphs or spreadsheets. ConferencePlus offers conference call services that can include a blend of audio, graphics, spreadsheets or other documents that can be carried over and archived on the Internet to enhance the traditional voice conference call. By enabling the sharing of this blend of information, ConferencePlus can help organizations increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together. Teleconference and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings.

ConferencePlus is distinguished by three strategies:
•	Diverse Distribution Channels
•	State-of-the-Art Network and Integrated Systems
•	International Reach

Diverse Distribution Channels

ConferencePlus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. About 40% of ConferencePlus’ revenues come from indirect commercial teleconferencing services to customers who market or use ConferencePlus services under their own brand name. Such companies choose to outsource and private label audio, web and video teleconferencing services to maintain continuity, save costs and focus on their core competencies. By selling into indirect or resale customers, ConferencePlus effectively increases the size of their sales organization without incurring the expense necessary with a direct sales force.

ConferencePlus also sells its services directly to companies through its national accounts sales force. This area continues to be a strong part of ConferencePlus’ business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue distribution. The deployment of this strategy is designed to improve the recognition of the ConferencePlus brand, which has strategic long term benefits to the Company.

State-of-the-Art Network and Integrated Systems

A critical part of ConferencePlus’ approach is its state-of-the-art network and integrated systems. ConferencePlus has a state-of-the-art network infrastructure that enables it to take advantage of the relationships it has with major telecommunications providers to provide quality service. ConferencePlus has deployed equipment in carrier Points-of-Presence to take advantage of the higher capacity and the lower cost structure available with such deployments.

ConferencePlus has built an integrated reservation, scheduling and billing system called Conferencing and Reservation Billing System (“CRBS”) that is a significant differentiator in the conferencing market. CRBS allows ConferencePlus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated in the operational environment from the point of reservation through the billing process. This integration allows ConferencePlus to enjoy scale advantages and to be able to provide transparent branded services to its customers. This system is built and maintained by an in-house team of engineers, developers and technicians who continually work to improve and enhance the system based on industry trends, customer requests and strategic direction.

ConferencePlus has extended certain capabilities of CRBS to a publicly available web portal where customers can sign up for service, manage their accounts and control their conferences. ConferencePlus has also tightly integrated with third party suppliers of web conferencing services to enhance our audio and video services. In addition to making these services available to customers, ConferencePlus has the ability to privately brand the entire web experience to match any other brand visualization that may be required. This capability is beneficial for both indirect customers where this helps support the indirect brand as well as for large enterprise customers where branding can help drive corporate adoption.

ConferencePlus has also begun leveraging the capabilities of CRBS for certain large scale conferencing deployments where the technology can simplify and streamline the usage, billing and cost accounting services for select customers.

International Reach

As customers globalize their telecommunications services, ConferencePlus has expanded its operational presence internationally to meet these needs. In addition to its main operational centers in Schaumburg, Illinois, and Dublin, Ireland, ConferencePlus has teleconferencing bridges located in Chicago, Illinois, Broadview, Illinois, Oakbrook, Illinois, and London, England. ConferencePlus is able to serve the teleconferencing needs of customers headquartered anywhere in the world through these facilities. The ConferencePlus facility in Dublin, Ireland, was established in 1998 to help meet the growing demand for global conferencing service. The international market for teleconferencing is expected to grow as a result of deregulation and improved networks with associated reductions in end user costs.

ConferencePlus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, ConferencePlus. ConferencePlus depends on large customers to provide a significant percent of its revenues. A loss of one of these customers would have a material adverse effect on ConferencePlus’ business. The Company has a strategy in place to mitigate the loss of a major customer. Prior to selling its services, ConferencePlus must undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on technologies such as video or data teleconferencing or which represent a new strategic direction for the customer, as in the case with private labeling teleconference services for a large reseller.

Competition in the teleconferencing business is intense and ConferencePlus expects that competition will increase due to low barriers of entry and recent entrants into the audio teleconferencing service market. Many of ConferencePlus' competitors, including InterCall, AT&T, Verizon, Premiere and British Telecom, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than ConferencePlus. There can be no assurance that ConferencePlus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

Government Regulation

The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms on which service providers conduct their business may impede the Company's penetration of certain markets, and/or make the markets less financially attractive. The Telecommunications Act of 1996 lifted certain restrictions on carriers’ ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act of 1996, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings.

In addition, the Telecommunications Act of 1996 permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. (See Risk Factors)

Proprietary Rights and Intellectual Property

The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect our unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 30 patents and has an additional 25 U.S. patents pending relating to its OSPlant Systems and CNE products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

Many of the Company's products incorporate technology developed and owned by third parties, and instantiated in hardware, silicon chips, software, and/or other forms. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. In these cases, the Company will typically obtain a contractual agreement with the technology supplier that gives the Company access to the technology for the intended lifecycle of the products which incorporate that technology.  However, it is not always possible to obtain such an agreement.  Additionally, technology suppliers to the Company may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to the Company in the future.  Additionally, the technology may evolve due to changes in industry standards or changes in the market, and the Company's contractual agreement may not necessarily give the Company rights to that evolved technology in the future.  Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected. The Company’s reliance on certain third party technology is also discussed above in “Research and Development Capabilities and Engineering Base”.

Rapid technological evolution has resulted in the need to implement strategic alliances with technology suppliers in order to accelerate the time to market for new products. Without such relationships, due to the lengthy service provider product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

Employees

As of March 31, 2008, the Company had nearly 540 full-time employees. The Company’s domestic equipment business had a total of 175 full-time employees, consisting of 69 in sales, marketing, distribution and service, 66 in research and development, 19 in operations and 21 in administration. ConferencePlus had a total of 295 full-time employees. Noran Tel had a total of 55 full-time employees. Westell Limited had a total of 8 full-time employees. Contineo had a total of 5 full-time employees. The Company believes its relationship with its employees is strong.

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the Company makes these reports available free of charge on the Company’s internet website, www.westell.com. The Company maintains a corporate governance page on the Company’s website. This website includes, among other items, the Code of Business Conduct, Audit Committee Charter and Nominating Committee Charter. The corporate governance information can be found at www.westell.com under Investor Relations.

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

We incurred losses in the fiscal year ended March 31, 2008 and historically in fiscal years through 2002. The Company had an accumulated deficit of $302.8 million as of March 31, 2008.

We believe that our future revenue growth and profitability will depend on:

•	creating sustainable product and service sales opportunities;
•	lowering our CNE and OSPlant Systems product costs through design and manufacturing enhancements and volume efficiencies;
•	developing new and enhanced products and services;
•	diversifying the Company’s base of service providers by landing additional customers in markets such as wireless, MSO and integrated service providers.

In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. We can offer no assurances that we will become profitable again in the future.

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

We are the subject of an investigation by the SEC that could adversely affect our financial condition, results of operations and the price of our common stock.

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our securities. We have cooperated fully and intend to continue to cooperate fully with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director, our financial condition, results of operations and the price of our common stock may be adversely impacted. If the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our financial condition, results of operations and the price of our common stock regardless of the ultimate outcome of the investigation. In addition, the SEC investigation has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

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

The broadband communications industry is subject to rapid technological change and volatile customer demands, which results in a short product commercial life before a product becomes obsolete. As a result, we have in the past and may in the future devote disproportionate resources to a product that has an unexpected short commercial life and/or have to write off excess and obsolete inventory, each of which would harm our operating results and financial condition and harm our business. From time to time, we may need to write off inventory as excess or obsolete. In the past, we have experienced such write-offs. If we incur substantial inventory expenses that we are not able to recover because of changing market conditions, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our products face competition from other existing products, products under development and changing technology, and if we do not remain competitive, our business will suffer and we will not be profitable.

The markets for our products are characterized by:

•	intense competition within the broadband products industry;
•	increasing competition among broadband service providers, including wireline telephone companies, cable multi-service operators, and wireless network operators;
•	rapid technological advances;
•	evolving industry standards;
•	changes in end-user requirements;
•	frequent new product introductions and enhancements;
•	evolving customer requirements and service offerings.

New products introductions or changes in services offered by service providers could render our existing products and products under development obsolete and unmarketable. Specifically, the focus by service carriers to offer new

VoIP, IPTV, Video and FMC services will cause the current products they use from the Company to be replaced with newer, more compatible technology. Although the Company has product offerings which address these new services, the service providers may choose to obtain competitive products from suppliers other than the Company Further, we believe that the domestic market for many of our traditional OSPlant Systems products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future OSPlant Systems success will largely depend upon our ability to successfully market our outside plant products not only into its existing accounts but also into MSOs, wireless service providers, OEM equipment manufacturers, and utility markets, in addition to developing new products that compliment these market segments.

In addition, a large majority of our CNE revenue comes from product offerings which enable telephone companies to deliver broadband services over copper telephone wires in the local access network utilizing DSL technology. Telephone companies also face competition in the delivery of DSL-based broadband services from cable operators and wireless service providers. Although the Company is also developing products for wireline fiber optic network operators, MSOs, and wireless service providers, if end users increasingly obtain their high-speed data transmission services from these alternative providers, then the overall demand for our current DSL and other broadband products will be impaired. New products have been developed that can be used by all broadband delivery mechanisms, but there are no assurances that the products will be successful.

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

Industry wide standardization organizations such as the International Telecommunications Union, the American National Standards Institute and the European Telecommunications Standards Institute, and the Internet Engineering Task Force and other standards bodies are responsible for determining much of the protocols, functionality and interoperability that our products must meet. Delay in the announcement or completion of industry standards would materially and adversely impact our product sales and would severely harm our business. Additionally, changes in those standards through subsequent revisions, and the introduction of competing standards or implementation specifications could result in confusion in the market and delay decisions regarding deployment of our products.

In addition, the introduction of competing standards or implementation specifications could result in confusion in the market and delay decisions regarding deployment of our products. Delay in the announcement of standards would materially and adversely impact our product sales and would severely harm our business.

We are dependent on third-party technology, the loss of which would harm our business.

We rely on third parties to gain access to technologies that are used in our current products and in products under development. These technologies are instantiated in hardware, silicon chips, software, and/or other forms. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. In these cases, the company will typically obtain a contractual agreement with the technology supplier that gives the Company access to the technology for the intended lifecycle of the products which incorporate that technology.  However, it is not always possible to obtain such an agreement.  Additionally, technology suppliers to the Company may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to the Company in the future.  Additionally, the technology may evolve due to changes in industry standards or changes in the market, and the Company's contractual agreement may not necessarily give the Company rights to that evolved technology in the future.  Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, it would take us approximately nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to certain technologies and the proprietary operating platform used in some of its CNE products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

We are dependent on sole or limited source suppliers, the loss of which would harm our business.

Integrated circuits and other electronic components used in our products may only be currently available from only one source or a limited number of suppliers. Our inabilities to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed. For example, it would take the Company approximately nine months to reengineer the product and subsequently get product approval from customers if the Company lost its existing licenses to the DSL technology and operating system used in its DSL products.

We may experience delays in the receipt of key components that could result in delays in related product deliveries. There is no guarantee that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

We have few long-term contracts or arrangements with suppliers which could adversely affect our ability to purchase components and technologies used in our products.

We have few long-term contracts or arrangements with our suppliers. We may not be able to obtain components at competitive prices, in sufficient quantities or under other commercially reasonable terms. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement, then our business would also be harmed. We enter into short-term contracts with our suppliers in the form of purchase orders. Purchase orders are often non-cancelable within contractual time periods. These purchase orders are issued to vendors based on forecasted demand. If the forecasted demand is materially incorrect, we may find that we cannot use the products ordered, and then our business would also be harmed.

We are dependent on our third-party offshore outsource manufacturing partners to produce and deliver our products timely which could adversely impact our ability to meet the delivery requirements of our customers.

In fiscal year 2008, the Company moved substantially all of the manufacturing of CNE and OSPlant Systems products from Aurora, Illinois, to offshore suppliers in China. Reliance on third-party offshore outsource manufacturing partners involves a number of risks, including:

•	over reliance on a limited number of vendors;
•	increased transportation time, costs and possible port closures;
•	political instability;
•	increased exposure to currency fluctuations;
•	compromising of intellectual property;
•	inadequate control over production capacity and
•	reduced control over product quality.

We may be adversely impacted by the rising cost of product material components such as copper, petroleum, gold, platinum and silver.

The costs of commodities such as copper and petroleum, and to a lesser extent, gold, platinum and silver, all components of the Company’s products, could increase the cost of the Company’s products thereby adversely impacting our business and operating results.

We will not be able to successfully compete, develop and sell new products if we fail to retain key personnel and hire additional key personnel.

Because of our need to continually evolve our business with new product developments and strategies, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition we do not have non-compete contracts with most of our employees. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and develop new products and implement our business goals.

Our quarterly operating results are likely to fluctuate significantly and should not be relied upon as indications of future performance.

We may experience significant fluctuations in quarterly operating results. Due to the risks identified below and elsewhere in "Risk Factors," sales to our largest customers have fluctuated and could fluctuate significantly between quarters. Sales to our customers typically involve large purchase commitments, and customers purchasing our products may generally reschedule purchases without penalty. As a result, our quarterly operating results have fluctuated significantly in the past. Other factors that have influenced and may continue to influence our quarterly operating results include:

•	the impact of changes in the customer mix or product mix sold;
•	timing of product introductions or enhancements by us or our competitors;
•

changes in operating expenses which can occur because of product development costs, timing of customer reimbursements for research and development, pricing pressures and availability and pricing of key components;

•	write-offs for obsolete inventory;
•	other risks that are contained in this “Risk Factors” section.

Due to fluctuations in quarterly results, we believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful. Our quarterly fluctuations make it more difficult to forecast our manufacturing and purchasing needs and revenues. It is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors, which may adversely affect our stock price. As long as we continue to depend on CNE products and new products, there is substantial risk of widely varying quarterly results compared to investor expectations.

We may experience delays in the deployment of new products.

Our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

•	rapid technological changes in the broadband communications industry;
•	our customers’ lengthy product approval and purchase processes;
•	our reliance on third-party technology for the development of new products.

There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, then our product sales will decrease, our quarterly operating results could fluctuate, and our competitive position and financial condition would be materially and adversely affected.

The broadband communications and telecommunications industry is a highly competitive market and this competition may result in operating losses, a decrease in our market share and fluctuations in our revenue.

We expect continuing competition as the broadband communications and telecommunications market in general continues to evolve. Because we are significantly smaller than many of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than us and can offer a wider array of different products and services required for a service provider’s business than we do.

We expect continued aggressive tactics from many of our competitors such as:

•	forward pricing of products;
•	early announcements of competing products;
•	bids that bundle customer premises products (which compete with the Company’s CNE products) with other product and service offerings where the Company does not have products to offer;
•	intellectual property disputes.

Our lack of backlog may affect our ability to adjust to an unexpected shortfall in orders.

Because of customer ordering demands we generally ship products within a short period after receipt of an order. We typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels are based on anticipated future revenues and are relatively fixed in the short term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

Industry consolidation could make competing more difficult.

Consolidation of companies offering high-speed telecommunications products and conferencing services is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers’ competitors. We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.

We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of a major customer could adversely impact our business.

We have and will continue to depend on the telephone companies for the majority of our revenues. Sales to the two largest telephone company customers accounted for approximately 53.8%, 65.9% and 76.5% of our revenues in fiscal 2008, 2007 and 2006, respectively. Consequently, our future success will depend upon:

•	the timeliness and size of future purchase orders from the telephone companies;
•	the product requirements of the telephone companies;
•	the financial and operating success of the telephone companies;
•	the success of the telephone companies' services that use our products;

•	and the Company’s level of success in diversifying its revenue streams beyond the telephone companies.

The telephone companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. These customers may generally reschedule orders without penalty to the customer.

Even if demand for our products is high, the telephone companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

Any attempt by our customers to seek out additional or alternative suppliers would have a material adverse effect on our business and operating results. The loss of any of our customers could result in an immediate decrease in sales and materially and adversely affect our business.

ConferencePlus’ customer base is very concentrated as its top ten customers represent a large portion of total revenue. Customers of ConferencePlus have expanded their requirements for our services, but there can be no assurance that such expansion will increase in the future. Additionally, ConferencePlus’ customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that ConferencePlus’ customers will not develop their own internal conferencing and meeting services. ConferencePlus must continually provide higher quality, lower cost services to maintain and grow its customer base. Any loss of a major account would have a material adverse effect on ConferencePlus. In addition, any merger or acquisition of a major customer could have a material adverse effect on ConferencePlus.

Our customers have lengthy purchase cycles that affect our ability to sell our products.

Prior to selling products to service providers, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies or utilized for new service offerings. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including:

•	the complexity of the product involved;
•	market acceptance of the service provider’s service offering;
•	service providers priorities;
•	service providers budgets;
•	regulatory issues affecting our service providers.

The requirement that service providers obtain FCC or state regulatory approval for most new telecommunications and broadband services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse affect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals or that ensuing sales of such products will continue to occur.

Our services are affected by uncertain government regulation and changes in current or future laws or regulations could restrict the way we operate our business.

The telecommunications industry, including most of our customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While these regulations do not affect us directly, the effects of regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of local access markets, and/or make the markets less financially attractive.

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

Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to two years for CNE products and up to seven years for OSPlant Systems products. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected defects or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. Historically, we have not experienced material problems with product defects, recalls, returns or indemnification claims, however, if such claims exceed our reserves for such claims, our business could be harmed. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, affect our product sales, our customer relationships, and our ability to generate a profit.

Investors could be adversely affected by future issuances and sales of our securities.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. The Company had 56,773,288 shares of common stock outstanding as of May 30, 2008. Options to purchase 8,834,986 shares of class A common stock, 5,120,591 of which were exercisable, were also outstanding on May 30, 2008. These obligations could result in substantial future dilution with respect to our common stock.

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

We rely on subcontractors in Asia for assembly and testing of and to purchase some of the raw materials used in such assemblies. The reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics in foreign countries in which our subcontractors are located. We contract with our outsource manufacturing partners in U.S. dollars.

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

ConferencePlus’ large competitors could adversely affect ConferencePlus’ ability to maintain or increase its market share.

ConferencePlus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. ConferencePlus’ ability to sustain growth and performance is dependent on:

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

As of May 30, 2008, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 47.5% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.3% of the voting stock. Consequently, we are effectively under the control of Messrs. Penny and Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases the following real property:

Location	Purpose	Square footage	Termination year
Aurora, IL	Office and distribution	185,000	2017
Basingstoke, England	Office	4,100	2008
Schaumburg, IL	Office, Conferencing Services	41,860	2011
Dublin, Ireland	Office, Conferencing Services	2,000	2024
Regina, Saskatchewan	Office and manufacturing	24,000	2012

The Company elected an early termination clause in the Basingstoke lease that allows the Company to exit the lease at June 2008 with a 6 month lease penalty. In fiscal year 2008, the Company moved substantially all of the manufacturing of CNE and OSPlant Systems products in Aurora to offshore suppliers. A portion of the Aurora facility is now used as a product distribution operation and alternative uses are currently being explored for the remaining portion of the Aurora facility impacted by the outsourcing.

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

The Company's Class A Common Stock is quoted on the NASDAQ Global Select Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2007
First Quarter ended June 30, 2006	$ 4.15	$ 1.95
Second Quarter ended September 30, 2006	2.93	1.84
Third Quarter ended December 31, 2006	2.71	2.04
Fourth Quarter ended March 31, 2007	3.16	2.09

Fiscal Year 2008
First Quarter ended June 30, 2007	$ 2.89	$ 2.19
Second Quarter ended September 30, 2007	2.97	2.00
Third Quarter ended December 31, 2007	2.78	1.33
Fourth Quarter ended March 31, 2008	2.00	1.38

Fiscal Year 2009
First Quarter through May 30, 2008	$ 1.83	$ 1.20

As of May 30, 2008, there were approximately 840 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.

During the fiscal year ended March 31, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The information required under the heading “Equity Compensation Plan Information” is provided under Item 12 herein.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock. during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)		Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program(b)

January 1, 2008 – January 31, 2008	N/A	$	N/A	N/A	$	N/A
February 1, 2008 – February 29, 2008	N/A		N/A	N/A		N/A
March 1, 2008 – March 31, 2008	29,800		1.76	29,800		9,947,678

Total	29,800		$1.76	29,800		$9,947,678

(a)	Average price paid per share excludes commissions.
(b)	In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10 million of its outstanding common shares through March 3, 2010.

Performance Graph

The following performance graph compares the change in the Company's cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2003 and ending March 31, 2008. The stock price performance shown in the performance graph is not indicative of future stock price performance.

Total returns data summary	3/03	3/04	3/05	3/06	3/07	3/08

Westell Technologies, Inc.	100.00	180.69	136.39	100.74	53.71	37.13
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Telecommunications	100.00	200.32	177.07	231.87	243.70	223.89

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of March 31, 2008, 2007, 2006, 2005 and 2004 and for each of the five fiscal years in the period ended fiscal year 2008 have been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	(in thousands, except per share data)
Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues	$ 208,411	$ 260,090	$ 283,171	$ 270,263	$ 235,739
Cost of goods sold	146,382	174,166	197,372	189,063	155,998
Gross margin	62,029	85,924	85,799	81,200	79,741
Operating expenses:
Sales and marketing	25,053	29,786	24,852	22,211	20,242
Research and development	22,705	24,387	20,274	15,911	17,385
General and administrative	22,688	18,064	16,543	17,368	17,506
Goodwill impairment	9,651	--	--	--	--
Intangible amortization	1,834	1,699	1,386	1,335	1,455
Restructuring	6,221	343	443	(793)	698
Total operating expenses	88,152	74,279	63,498	56,032	57,286
Gain on sale of product line	--	--	--	1,453	--
Operating income/(loss)	(26,123)	11,645	22,301	26,621	22,455
Other income, net	3,868	3,183	974	896	615
Interest expense	(12)	(7)	(12)	(60)	(743)
Income/(loss) before minority interest and income taxes	(22,267)	14,821	23,263	27,457	22,327
Income tax expense (benefit)	53,703	5,892	10,112	(12,757)	(12,923)
Minority Interest	260	235	304	520	373
Net income/(loss)	$ (76,230)	$ 8,694	$ 12,847	$ 39,694	$ 34,877

Net income/(loss) per basic share	$ (1.08)	$ 0.12	$ 0.18	$ 0.58	$ 0.52
Average number of basic common shares outstanding	70,376	69,946	69,440	68,321	66,765
Net income/(loss) per diluted share	$ (1.08)	$ 0.12	$ 0.18	$ 0.56	$ 0.49
Average number of diluted common shares outstanding	70,376	71,144	71,529	70,949	70,574

Balance Sheet Data (at end of period):
Working capital	$ 79,064	$ 88,431	$ 76,542	$ 53,249	$ 26,171
Total assets	134,228	207,350	191,813	180,090	129,781
Current debt	--	5	51	318	3,416
Total debt	--	5	61	318	3,742
Total stockholders' equity	$ 93,495	$ 167,339	$ 157,276	$ 139,658	$ 91,765

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its OSPlant Systems product lines, particularly the sale of NIU products and related products. NIU products accounted for approximately 19%, 18% and 10% of revenues in fiscal years 2008, 2007 and 2006, respectively. The Company introduced its first CNE products in fiscal 1993 and these products accounted for approximately 47%, 59% and 69% of revenues in fiscal 2008, 2007 and 2006, respectively. NIU products and CNE products are the two major products within the Company’s telecom equipment business. Telecom equipment constituted approximately 74%, 81% and 84% of revenues in fiscal 2008, 2007 and 2006, respectively. The Company has also provided audio teleconferencing services since fiscal 1989, which constituted approximately 26%, 19% and 16% of revenues in fiscal 2008, 2007 and 2006, respectively. The Company realizes the majority of its revenues from the North American market.

The Company is comprised of two segments: telecom equipment and telecom service.

The telecom equipment segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

CNE: The Company’s family of broadband products enables high-speed transport and networking of voice, data and video services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, and wireless infrastructures. Westell CNE is typically installed in consumer residences as a key component of a broadband service package.

•

OSPlant Systems: The Company’s OSPlant Systems product family consists of next generation outdoor cabinets, enclosures, power distribution, edge connectors, remote monitoring and ancillary network protection solutions. These solutions are ideal for wireless backhaul and service delivery to enterprise markets as well as wireless carrier, MSO and utility markets worldwide. The power distribution and remote monitoring solutions are provided through the Company’s Noran Tel subsidiary.

The Company’s telecom service segment is comprised of a 91.5% owned subsidiary, ConferencePlus, Inc. ConferencePlus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

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

The Company's customer base is highly concentrated and comprised primarily of major U.S. telecommunications service providers (“telephone companies”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premises networking; wireless/wireline convergence, IP Multimedia Subsystem (“IMS”) and FMC; video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company expects to increase spending in research and development and sales and marketing in fiscal year 2009 in an attempt to take advantage of these market opportunities. In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNE equipment segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine™, ProLine™, VersaLink™, and TriLink™, which are targeted at the home networking, SOHO and small business markets The Company has multiple evaluations and is entering trials for TriLink™, TriLink™ IMS and UltraLine™ Series 3. The Company has increased its focus and marketing efforts on new customers such as MSOs and wireless carriers and is currently participating in field trials at one of the largest MSOs in North America.

The Company expects the overall OSPlant Systems market to increase due to the introduction of new products and new sales channels. The Company acquired 100% of the common stock of Noran Tel, Inc. on January 2, 2007. With the addition of Noran Tel, the Company has obtained a Canadian market channel for some of its existing products, has added additional transmission products to offer in its existing sales channels and has gained new products in the areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to compliment wireless and fiber applications.

Recent Developments Regarding ConferencePlus

The Company previously disclosed that it was pursuing strategic alternatives for its ConferencePlus business unit. On June 16, 2008, the Company announced that it has decided not to pursue a divestiture of ConferencePlus at this time.

ConferencePlus was informed by its second largest customer that the customer intends to transfer all business to another conferencing provider.  The transition by this customer occurred in the first fiscal quarter of 2009 and is substantially complete. The revenue from this customer was $9.6 million in fiscal year 2008. ConferencePlus may need to consider potential acquisition or restructuring activities to continue to meet expected operating results as a result of this customer loss.

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

Inventory Purchase Commitments

In the normal course of business, the Company enters into commitments for the purchase of inventory and long-distance telephone services. The commitments are at market rates. Should there be a dramatic decline in revenues the Company may incur excess inventory and subsequent losses as a result of these commitments. The Company has established reserves for potential losses on such commitments.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Goodwill and Intangibles

Pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates its goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever indicators of impairment exist. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the impaired fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology. An impairment charge of approximately $9.7 million was taken in the fourth quarter of fiscal year 2008 at the Westell Inc. reporting unit.

On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Share–based Compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) using the modified prospective method, and therefore did not restate prior periods. SFAS 123R requires the grant date fair value recognition of expense related to employee stock-based compensations awards over the requisite service period. In addition, the Company eliminated the balance of deferred compensation expense in stockholders equity against Additional Paid-in Capital (“APIC”) as required by this statement. The Company elected to use the short-cut methods as prescribed by FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the beginning APIC tax pool. Additionally, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Translation of Foreign Currencies

The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, Foreign Currency Translation. The local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U. S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses have been translated at a monthly average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

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

Effective April 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. See Note 2 for the Company’s policy on the net presentation of taxes.

Results of Operations

The following table sets forth the percentage of revenues represented by items in the Company's Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended March 31,
	2008	2007	2006
Telecom equipment	74.2%	81.3%	84.1%
Telecom services	25.8	18.7	15.9

Total revenue	100.0	100.0	100.0

Cost of telecom equipment	56.8	57.6	61.7
Cost of telecom services	13.4	9.4	8.0

Total cost of goods sold	70.2	67.0	69.7

Gross margin	29.8	33.0	30.3

Operating expenses:
Sales and marketing	12.0	11.5	8.8
Research and development	10.9	9.4	7.2
General and administrative	10.9	6.9	5.8
Goodwill impairment	4.6	0.0	0.0
Intangible amortization	0.9	0.7	0.5
Restructuring	3.0	0.1	0.1

Total operating expenses	42.3	28.6	22.4

Operating income/(loss)	(12.5)	4.5	7.9
Other income, net	1.8	1.2	0.3
Interest expense	(0.0)	(0.0)	(0.0)

Income/(loss) before income taxes and minority interest	(10.7)	5.7	8.2
Income tax expense	25.8	2.3	3.6
Minority interest	0.1	0.1	0.1

Net income/(loss)	(36.6)%	3.3%	4.5%

Fiscal Years Ended March 31, 2008, 2007 and 2006

Revenue	Fiscal Year Ended March 31,			Increase/(Decrease)
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Consolidated revenue	$ 208,411	$ 260,090	$ 283,171	$ (51,679)	$ (23,081)
Telecom equipment revenue:
CNE	98,095	153,844	194,782	(55,749)	(40,938)
OSPlant Systems	56,618	57,702	43,319	(1,084)	14,383

Total telecom equipment revenue	154,713	211,546	238,101	(56,833)	(26,555)
Telecom service revenue	53,698	48,544	45,070	5,154	3,474

In fiscal year 2008 consolidated revenue decreased by 20%. Revenue in the telecom equipment segment decreased by 27% consisting of a 36% decrease in CNE product revenue and 2% decrease in OSPlant revenue. The decrease in CNE product revenue was due primarily to a 30% decrease in unit volume along with a 15% decrease in average sales price. The decrease in unit volume was primarily due to the completion in October 2007 of providing product under a BellSouth contract. The decrease in OSPlant Systems was due to lower sales volumes off set in part by the inclusion of a full year of revenue from the acquisition of Noran Tel. Services revenue increased by 10.6% in fiscal year 2008 due to an increase in minutes billed. In fiscal year 2007, consolidated revenue decreased 8.2%. Revenue in the telecom equipment segment decreased 11.2% consisting of a 21.0% decrease in CNE product revenue and 33.2% increase in OSPlant Systems product revenues. The decrease in CNE product revenue was due primarily to a 22.0% decrease in unit volume. The increase in OSPlant Systems was due to the inclusion of a full year of revenue in fiscal 2007 versus a partial year of revenue in fiscal year 2006 resulting from the acquisitions of HyperEdge and Noran Tel. Services revenue increased by 7.7% in fiscal year 2007 due to an increase in minutes billed.

Gross Margin	Fiscal Year Ended March 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Consolidated Margin	29.8%	33.0%	30.3%	(3.2)%	2.7%
Telecom equipment Margin	23.4	29.2	26.6	(5.8)	2.6
Telecom service Margin	48.1	49.7	49.9	(1.6)	(0.2)

In fiscal 2008, consolidated margin decreased by 3.2%. Margin in the telecom equipment segment decreased by 5.8% due to pricing pressures in the CNE product line and charges for excess and obsolete inventory of $2.4 million and other period costs related to the shut down of the Aurora manufacturing facility. The fiscal 2008 telecom service segment margins decreased by 1.6% due to pricing pressures in the conferencing industry. The improved gross margin in the telecom equipment segment in fiscal year 2007 was due primarily to the sales mix which included fewer lower margin broadband products and the increased mix of sales of higher margin OSPlant Systems products. The Company believes continued pricing pressures affecting its equipment segment could continue to adversely impact margins in the future. The Company’s strategy to offset the effects of these anticipated price reductions is to continue cost reductions and introduce new products that have higher sales prices and margins. The reduction in margins in the telecom service segment is due to pricing pressures in the conferencing industry.

Sales and Marketing	Fiscal Year Ended March 31,			Increase/(Decrease)
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Consolidated sales and marketing expense	$ 25,053	$ 29,786	$ 24,852	$ (4,733)	$ 4,934
Telecom equipment sales and marketing expense	13,270	19,984	16,453	(6,714)	3,531
Telecom service sales and marketing expense	11,783	9,802	8,399	1,981	1,403

Sales and marketing expenses were 12.0%, 11.5% and 8.8% of revenues, in fiscal year 2008, 2007 and 2006 respectively. In fiscal 2008, sales and marketing expense decreased by $4.7 million. In the telecom equipment segment, the decrease is primarily due to a $3.3 million gain related to the recovery of product warranty costs, third party costs and internal costs for non-conforming products from a vendor during fiscal year 2008, offset by $600,000 of warranty expense. The Company recorded warranty expense of $1.1 million in fiscal year 2007 related to this issue. Employee related expenses also decreased by $609,000 due to reorganization actions taken during fiscal 2008. Sales and marketing headcount decreased by 35% from March 31, 2007 to March 31, 2008. These decreases were off set in part by a $410,000 increase due to the Noran Tel acquisition. Sales and marketing expense in the equipment segment increased in fiscal year 2007 due primarily to the acquisition expenses of HyperEdge as well as the $1.1 million of additional warranty expense noted earlier. The telecom service segment sales and marketing expense increase in fiscal years 2008 and 2007 was due primarily to more employees hired to increase sales made directly to end users. Sales and marketing expense is expected to increase in fiscal year 2009, primarily in the equipment segment. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Year Ended March 31,			Increase/(Decrease)
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Consolidated research and development expense	$ 22,705	$ 24,387	$ 20,274	$ (1,682)	$ 4,113
Telecom equipment R&D expense	20,301	22,356	18,467	(2,055)	3,889
Telecom service R&D expense	2,404	2,031	1,807	373	224

Research and development expenses in fiscal 2008, 2007 and 2006 were 10.9%, 9.4% and 7.2% of revenues, respectively. Research and development expenses are incurred primarily in the equipment segment of the business. The fiscal year 2008 decrease was primarily due to a $1.8 million decrease in employee related expense. Headcount was reduced by 41% when comparing March 2008 to March 2007. Additionally, outside consulting services decreased by $1.4 million in fiscal 2008. This decrease in R&D was offset in part by a $530,000 increase in research and development expense due to the investment in Contineo and a $423,000 increase due to the acquisition of Noran Tel. The fiscal year 2007 increase was due primarily to an increase in engineering headcount from the HyperEdge acquisition. In addition, the Company spent an additional $1.5 million on outside engineering services and there were approximately 15% more engineering employees in fiscal 2007 compared to 2006 that resulted in a $2.6 million increase in salary expense for the year. The increase in engineering services and employees was primarily to support the development of the video transport products as well as fixed mobile convergence products. The Company believes that research and development expenses will increase in fiscal year 2009 as the Company continues to focus on VoIP, in-premises wireless networking, wireless/wireline convergence including IMS and FMC, video / IPTV and multifunctional broadband appliances, user interfaces and other broadband applications. The Company anticipates increasing spending in consulting services provided on product development, focusing on software development and system testing via contacts with outsourcing firms in India.

General and Administrative	Year Ended March 31,			Increase
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Consolidated general and administrative expense	$ 22,688	$ 18,064	$ 16,543	$ 4,624	$ 1,521
Telecom equipment general and administrative expense	14,873	10,825	10,401	4,048	424
Telecom service general and administrative expense	7,815	7,239	6,142	576	1,097

General and administrative expenses in fiscal 2008, 2007 and 2006, respectively, were 10.9%, 6.9% and 5.8% of revenues, respectively. The fiscal year 2008 increase in the equipment segment was due primarily to a $2.3 million increase in consulting expenses, of which $1.6 million was related to consulting for the outsource project, a $1.2 million increase in legal expenses, and $550,000 increase from the acquisition of Noran Tel. Employee related expense decreased by $444,000 in fiscal 2008 as headcount decreased by 30% when comparing March 2008 headcount with March 2007. The fiscal year 2007 increase in general and administrative expenses in the equipment segment was due primarily to higher salary related expense. The fiscal year 2008 and 2007 increase in general and administrative expenses in the services segment was due primarily to increase in salary related expenses and professional services expenses. The fiscal year 2007 increase was also due to increased bad debt expense and increased franchise and other taxes.

Restructuring In fiscal 2008, the Company moved substantially all of its equipment manufacturing operations in the telecom equipment segment from Aurora, Illinois, to offshore suppliers in China. The Company recognized restructuring expenses of $5.7 million related primarily to severance costs of 443 employees. Approximately $504,000 of restructuring expense was recognized at the Company’s Westell Limited facility located in the United Kingdom, related to the termination of 6 employees and cancellation cost to terminate the lease for the facility.

Goodwill impairment The Company recognized a goodwill impairment of $9.7 million in fiscal year 2008. The goodwill impairment was the result of the Company’s annual impairment testing as required under SFAS No. 142. The goodwill recorded in the Westell Inc. reporting unit relating to the fiscal 2000 acquisition of Teltrend, Inc. and the fiscal 2006 acquisition of HyperEdge, Inc. were determined to be impaired. As of March 31, 2008, there was $3.3 million of goodwill remaining on the Company’s Consolidated Balance Sheet.

Intangible amortization Intangible amortization was $1.8 million, $1.7 million and $1.4 million in fiscal 2008, 2007 and 2006, respectively. The intangible assets consist of product technology related to the March 17, 2000 acquisition of Teltrend Inc., product technology and customer relationships related to the December 29, 2005 HyperEdge Inc. acquisition and product technology and customer relationships related to the January 2, 2007 Noran Tel acquisition.

Other income, net Other income, net was $3.9 million, $3.2 million and $1.0 million for fiscal years 2008, 2007, and 2006, respectively. Other income, net was primarily comprised of interest income earned on short-term cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency. The increases in fiscal year 2007 over 2006 was due to higher levels of cash invested at higher interest rates offset in part by an unrealized loss recorded on intercompany balances denominated in British Pounds.

Income Taxes In fiscal 2008, the Company recorded an income tax expense of $53.7 million primarily due to increasing the valuation allowance to fully reserve for the Company’s deferred tax assets. Income tax expense was $5.9 million in fiscal year 2007, a 39.8% effective tax rate compared to tax expense of $10.1 million, a 43.5% effective tax rate in fiscal 2006. The decrease in expense in fiscal 2007 is due to lower pre-tax earnings as well as the reduction of a portion of the Company’s valuation allowance.

Minority Interest Minority interest expense was $260,000, $235,000 and $304,000 in fiscal years 2008, 2007 and 2006, respectively. Minority interest expense is the minority shareholders’ share of income at 91.5% owned subsidiary, ConferencePlus, Inc.

Quarterly Results of Operations

The following tables present certain financial information for each of the last eight fiscal quarters. The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.

	Quarter Ended
	Fiscal 2008				Fiscal 2007
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007
(in thousands, except per share amounts)
Revenue	$58,904	$60,363	$44,396	$44,748	$65,376	$71,799	$63,262	$59,653
Gross margin	18,235	16,894	14,634	12,266	21,732	23,739	20,839	19,614
Net income/(loss)	(916)	(668)	(2,502)	(72,144)	2,677	3,607	1,837	572
Net income/(loss) per common share:
Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ 0.04	$ 0.05	$ 0.03	$ 0.01
Diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ 0.04	$ 0.05	$ 0.03	$ 0.01

The quarterly fluctuations in revenue are due primarily to fluctuations in the CNE product line of the equipment segment.  These fluctuations are due to product mix between the modem and Versalink products within CNE, quantity shipped and generally declining sales prices.  The decrease in revenue in the December 31, 2007 quarter was due primarily to the Company concluding shipping of CNE products under a BellSouth agreement in October of 2007.  Quarterly gross margin was impacted primarily by price repression in the CNE product line of the equipment segment. The margin in the fourth quarter of fiscal 2008 was negatively impacted by $1.1 million of excess and obsolete inventory expense recorded.  Net income in the June 30, 2008 quarter was positively impacted by a $3.3 million gain related to the recovery of  product warranty costs from a vendor and negatively impacted by $3.9 million in restructuring cost recorded relating to the Company’s outsourcing plan.  Net income in the March 31, 2008 quarter was impacted by an additional restructuring charge of $1.9 million.  In addition, the Company recorded tax expense of $55.5 million relating primarily to valuation allowance all deferred tax assets in that quarter.

The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Some factors which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are note limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions. Sales to the Company’s customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company’s quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company’s expense levels are based in large part on anticipated future revenues and are relatively fixed in the short term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company’s expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company’s business and results of operations and profitability.

Liquidity and Capital Resources

At March 31, 2008, the Company had $64.1 million in cash and cash equivalents, excluding the $1.6 million of Contineo cash, consisting primarily of the highest rated grade corporate commercial paper. At March 31, 2008, the Company had no amounts outstanding and $40.0 million available under its secured revolving credit facility.

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million that expires on June 30, 2009. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes, acquisitions and for other general corporate purposes. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. The Company was in compliance with these covenants on March 31, 2008. The Company anticipates future credit agreement amendments in order to comply with these covenants for the term of the Credit Agreement.

The Company’s operating activities used cash of $1.9 million in fiscal 2008, and generated cash of $39.5 million and $31.7 million in fiscal 2007, and 2006, respectively. Cash used in fiscal 2008 resulted primarily from a net loss and decreases in accounts payable and accrued expenses off set in part by non-cash depreciation and amortization, goodwill impairment and decreases in deferred tax assets and accounts receivable. Cash generated by operations in fiscal 2007 and 2006 resulted primarily from net income, non-cash depreciation and amortization, decreases in deferred tax assets, accounts receivable and inventory and was offset in 2006, in part by the decrease in accounts payable.

The Company’s investing activities used $3.1 million, $10.7 million and $19.0 million in fiscal 2008, 2007 and 2006 respectively. In fiscal 2008, the Company made a $2.5 million cash investment in Contineo Systems, Inc., a Plano, Texas, based software development company, to advance the Company’s research and development efforts. In fiscal 2007, the Company used cash of $5.9 million to acquire Noran Tel, Inc. In fiscal 2006, the Company used cash of $14.0 million to acquire HyperEdge Corporation.      Capital expenditures in fiscal 2008, 2007 and 2006 were $4.7 million, $3.8 million and $4.5 million, respectively. The equipment segment capital expenditures in fiscal 2008, 2007, and 2006 were $2.1 million, $2.9 million and $3.1 million, respectively. The capital expenditures in the equipment segment were primarily for machinery and research and development equipment purchases. The services segment capital expenditures in fiscal 2008, 2007 and 2006 were $2.6 million, $0.9 million and $1.4 million, respectively. These expenditures were primarily for teleconference bridge equipment.

At March 31, 2008, the Company’s principle sources of liquidity were $64.1 million of cash, which excludes the $1.6 million of Contineo cash, and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40.0 million. Cash in excess of operating requirements, if any, will be invested on a short-term basis primarily in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for the next twelve months.

Future obligations and commitments as of March 31, 2008 consisted of the following:

	Payments due by fiscal year
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Purchase obligations	35,263	5,494	3,300	--	--	--	44,057
Future minimum lease payments for operating leases	3,394	3,201	3,195	2,342	2,114	10,342	24,588
Future obligations and commitments	$ 38,657	$ 8,695	$ 6,495	$ 2,342	$ 2,114	$ 10,342	$ 68,645

Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the service segment that arise in the normal course of business operations.

The Company had deferred tax assets of approximately $65.8 million at March 31, 2008. The Company has recorded a valuation allowance reserve of $59.3 million to reduce the recorded net deferred tax asset to $6.4 million. The remaining deferred tax asset is fully reserved under FIN 48.

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

Off-Balance Sheet Arrangements

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10 year term note payable by Enginuity to the third party lender that financed the transaction (“the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.2 million as of March 31, 2008. Certain owners of Enginuity personally guaranteed the note and pledged assets with a fair market value of approximately $925,000 as of March 31, 2008 as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN No. 46R and concluded that Enginuity was a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $125,000 and $200,000 as of March 31, 2008 and March 31, 2007, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency rates. The Company has foreign subsidiaries in the United Kingdom, Ireland and Canada that develop and sell products and services in those respective countries and in other countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $125,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2008. The Company’s future primary exposure is to changes in exchange rates for the U.S. dollar versus the British Pound Sterling, Euro and Canadian dollar. Approximately 4% of the Company fiscal 2008 revenue was denominated in foreign currencies.

As of March 31, 2008, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $926,000.

The Company does not have significant exposure to exchange rate risk related to its debt obligations, which are primarily U.S. Dollar denominated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm set forth on pages 45 - 73 of this report. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 74 of this report and should be read in conjunction with the financial statements.

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal controls over financial reporting as of March 31, 2008.

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

The Company’s independent registered public accounting firm has issued an audit report on its assessment of the Company’s internal control over financial reporting as of March 31, 2008. This report is included on page 46.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2008 under the caption “Election of Directors and Section 16(a). Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference.

(b)	Executive Officers of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2008 under the caption “Executive Officers,” which information is incorporated herein by reference.

CODE OF BUSINESS CONDUCT

We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to all of our officers (including the principal executive officer and principal financial officer and any person performing similar functions) and employees. The Company filed a copy of this Code of Business Conduct as Exhibit 14.1 to this Form 10-K. This Code of Business Conduct is also publicly available on our website at http://www.westell.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on its website any amendments to, or waivers from its Code of Business Conduct applicable to these senior executives. Copies of the Code of Business Conduct will be provided free of charge upon written request directed to the Secretary of the Company at the address of the principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2008 under the caption “Compensation of Directors and Executive Officers,” and “Report of the Compensation Committee of the Board of Directors,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2008 under the caption “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2008 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees to the Company’s Auditors” in our Proxy Statement for the annual meeting to be held in September 2008.

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULE

(a)	(1)	Financial Statements

The following documents are filed as part of this report:

The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2008 and 2007 and for each of the three fiscal years in the period ended March 31, 2008, together with the Report of Independent Registered Public Accounting Firm, are set forth on pages 45 through 73 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.

(2)	Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2008, 2007 and 2006 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 74

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

*10.10	Severance Agreement between ConferencePlus, Inc. and Tim Reedy. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 19, 2008).
10.11	Lease dated September 29, 1997 between WTI, Inc. and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Form 8-K filed on October 2, 1997)
10.12	Settlement agreement dated November 30, 2002 with respect to the lease dated September 29, 1997.
10.13

Second Amended and Restated Credit Agreement dated as of June 30, 2006 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and ConferencePlus, Inc., the various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 to be the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2006)

10.14

First Amendment to Second Amended and Restated Credit Agreement, dated December 28, 2007, by and among Westell Technologies, Inc., Westell, Inc., Teltrend, LLC, ConferencePlus, Inc. and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008.)

10.15

Amended and Restated Guaranty and Collateral Agreement dated as of June 30, 2006 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and ConferencePlus, Inc., the other parties thereto, as grantors, and LaSalle Bank National Association, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.16

Employment Agreement by and among Westell Technologies, Inc, Westell, Inc. and Thomas E. Mader (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2007).

*10.17

Restricted Stock Award for Thomas E. Mader (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2007).

*10.18

Consulting Agreement by and between Westell Technologies, Inc and E. Van Cullens (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007).

*10.19

Amendment to Deferred Compensation Program for E. Van Cullens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007).

*10.20

Employment Letter dated June 28, 2001 between Westell Technologies, Inc. and E. Van Cullens (incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.21

Severance Agreement date June 28, 2001, by and between Westell, Inc and E. Van Cullens (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.22	Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders).
10.23

Form of Restricted Stock Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2005)

10.24

Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2004)

10.24	ConferencePlus, Inc. 2002 Nonqualified Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)
10.25

Form of ConferencePlus, Inc. Nonqualified Stock Option (for Management Level Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.26

Form of ConferencePlus, Inc. Nonqualified Stock Option (for Non-Management Level Employees) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.27

Employment Agreement dated August 1, 2007 by and among Westell Technologies, Inc, Westell, Inc. and Timothy R. Pillow (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedule

The financial statement schedule filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2008.

WESTELL TECHNOLOGIES, INC.

By /s/ Thomas E. Mader
Thomas E. Mader
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 16, 2008.

Signature	Title

/s/ Amy T. Forster.	Chief Financial Officer, Treasurer and Senior Vice President
Amy T. Forster	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Thomas E. Mader	President, Chief Executive Officer and Director
Thomas E. Mader	(Principal Executive Officer)

/s/ John W. Seazholtz	Chairman of the Board of Directors
John W. Seazholtz

/s/ Paul A. Dwyer	Director
Paul A. Dwyer

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Roger L. Plummer	Director
Roger L. Plummer

/s/ Melvin J. Simon	Director
Melvin J. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Item	Page

Consolidated Financial Statements:

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts	74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited the accompanying Consolidated Balance Sheets of Westell Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related Consolidated Statements of Operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 of the Notes to the Consolidated Financial Statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. In addition, as described in Note 2 to the Consolidated Financial Statements, effective April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payments. Also discussed in Note 2 to the Consolidated Financial Statements, effective April 1, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Westell Technologies, Inc.

We have audited Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Westell Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related Consolidated Statements of Operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of Westell Technologies, Inc. and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 13, 2008

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	March 31, 2007
Current assets:
Cash and cash equivalents	$ 65,747	$ 70,183
Short-term investments	2,602	1,984
Accounts receivable (net of allowance of $281, and $290, respectively)	19,498	25,986
Inventories	17,897	18,604
Prepaid expenses and other current assets	3,005	3,248
Deferred income tax asset	--	4,580
Total current assets	108,749	124,585
Property and equipment:
Machinery and equipment	25,581	45,593
Office, computer and research equipment	25,412	28,147
Leasehold improvements	9,471	9,263
	60,464	83,003
Less accumulated depreciation and amortization	51,712	70,674
Property and equipment, net	8,752	12,329
Goodwill	3,264	12,592
Intangibles, net	6,215	7,791
Deferred income tax asset and other assets	7,248	50,053
Total assets	$ 134,228	$ 207,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	March 31, 2007
Current liabilities:
Accounts payable	$ 10,145	$ 15,287
Accrued expenses	9,552	9,377
Accrued compensation	9,630	10,518
Income tax payable	51	88
Deferred revenue	307	879
Current portion of long-term debt	--	5
Total current liabilities	29,685	36,154
Other long-term liabilities	7,738	807
Total liabilities	37,423	36,961
Minority interest	3,310	3,050
Stockholders’ equity:
Class A common stock, par $0.01	567	564
Authorized – 109,000,000 shares
Issued and outstanding – 56,695,724 shares at March 31, 2008 and 56,437,433 shares at March 31, 2007
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,693,619 shares at March 31, 2008 and 14,741,872 March 31, 2007
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Additional paid-in capital	394,930	393,335
Treasury stock at cost – 123,128 shares at March 31, 2008 and 93,328 shares at March 31, 2007	(299)	(247)
Cumulative translation adjustment	926	86
Accumulated deficit	(302,776)	(226,546)
Total stockholders’ equity	93,495	167,339
Total liabilities and stockholders’ equity	$ 134,228	$ 207,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year ended March 31,
	2008	2007	2006
Equipment revenue	$ 154,713	$ 211,546	$ 238,101
Services revenue	53,698	48,544	45,070
Total revenue	208,411	260,090	283,171

Cost of equipment	118,505	149,730	174,795
Cost of services	27,877	24,436	22,577
Total cost of goods sold	146,382	174,166	197,372
Gross margin	62,029	85,924	85,799

Operating expenses:
Sales and marketing	25,053	29,786	24,852
Research and development	22,705	24,387	20,274
General and administrative	22,688	18,064	16,543
Goodwill impairment	9,651	--	--
Intangible amortization	1,834	1,699	1,386
Restructuring	6,221	343	443
Total operating expenses	88,152	74,279	63,498
Operating income/(loss)	(26,123)	11,645	22,301

Other income, net	3,868	3,183	974
Interest expense	(12)	(7)	(12)
Income/(loss) before minority interest and income taxes	(22,267)	14,821	23,263
Income taxes	53,703	5,892	10,112
Minority interest	260	235	304
Net income/(loss)	$ (76,230)	$ 8,694	$ 12,847

Net income/(loss) per common share:
Basic	$ (1.08)	$ 0.12	$ 0.18
Diluted	$ (1.08)	$ 0.12	$ 0.18
Weighted average number of common shares outstanding:
Basic	70,376	69,946	69,440
Diluted	70,376	71,144	71,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREMENSIVE INCOME/(LOSS)

(In thousands)

	Comprehensive Income	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Deferred Compensation	Accum. Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, March 31, 2005		$ 542	$147	$ 389,242	$ (672)	$ (2,476)	$ (246,878)	$ (247)	$ 139,658
Net income	$ 12,847	--	--	--	--	--	12,847	--	12,847
Translation adjustment	431	--	--	--	431	--	--	--	431

Comprehensive income	$ 13,278
Options and warrants exercised including tax benefit		13	--	3,273	--	--	--	--	3,286
Shares sold under Employee Stock Purchase Plan		1	--	204	--	--	--	--	205
Deferred Compensation..		--	--		--	849	--	--	849
Restricted stock grant		0	--	124	--	(124)	--	--	--

Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (234,031)	$ (247)	$ 157,276
Adoption of SAB No. 108 cumulative adjustments		--	--	--	--	--	(1,209)	--	(1,209)
Adjusted Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (235,240)	$ (247)	$ 156,067
Net income	$ 8,694	--	--	--	--	--	8,694	--	8,694
Translation adjustment	327	--	--	--	327	--	--	--	327

Total comprehensive income	$ 9,021
Options exercised		--	--	198	--	--	--	--	198
Shares sold under Employee Stock Purchase Plan		1	--	122	--		--	--	123
Restricted stock grant, net of forfeitures		7	--	--	--	--	--	--	7
Adoption of SFAS No. 123R reclass deferred stock-based compensation 123R		--	--	(1,751)	--	1,751	--	--	--
Stock-based compensation		--	--	1,853	--	--	--	--	1,853
Tax benefits related to stock-option exercises		--	--	70	--	--	--	--	70

Balance, March 31, 2007		$ 564	$ 147	$ 393,335	$ 86	$ 0	$ (226,546)	$ (247)	$ 167,339
Net loss	$ (76,230)	--	--	--	--	--	(76,230)	--	(76,230)
Translation adjustment	840	--	--	--	840	--	--	--	840

Total comprehensive loss	$ (75,390)
Options exercised		3	--	337	--	--	--	--	340
Contineo, stock issuance costs		--	--	9	--	--	--	--	9
Shares sold under Employee Stock Purchase Plan		1	--	102	--	--	--	--	103
Treasury Stock.............		--	--	--	--	--	--	(52)	(52)
Restricted stock forfeiture...........		(1)	--	--	--	--	--	--	(1)
Stock-based compensation.		--	--	1,217	--	--	--	--	1,217
Tax benefits related to stock-option exercises.		--	--	(70)	--	--	--	--	(70)

Balance, March 31, 2008		$ 567	$ 147	$ 394,930	$926	$ 0	$ (302,776)	$ (299)	$ 93,495

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$ (76,230)	$ 8,694	$ 12,847
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,852	7,978	9,476
Goodwill impairment	9,651	--	--
Stock based compensation	1,217	1,853	849
Exchange gain	(112)	--	--
(Gain)/loss on sale of fixed assets	66	16	(119)
Restructuring	2,142	(154)	(89)
Deferred taxes	53,615	5,214	8,438
Minority interest	260	235	304
Tax benefit received on stock option exercises	--	--	1,344
Changes in assets and liabilities:
Accounts receivable	6,797	4,774	2,039
Inventory	895	6,809	6,653
Prepaid expenses and other current assets	316	764	(1,031)
Other assets	260	(164)	107
Accounts payable and accrued expenses	(7,365)	1,249	(9,019)
Accrued compensation	(1,218)	2,192	(81)
Net cash provided by/(used in) operating activities	(1,854)	39,460	31,718

Cash flows from investing activities:
Purchases of property and equipment	(4,713)	(3,835)	(4,489)
Proceeds from the sale of equipment	2,292	50	130
Sale of product line	--	--	87
Purchase of investments	(618)	(697)	(677)
Acquisition of businesses	(22)	(6,246)	(14,049)
Net cash used in investing activities	(3,061)	(10,728)	(18,998)

Cash flows from financing activities:
Repayment of long-term debt and leases payable	(5)	(56)	(331)
Purchase of treasury stock	(52)	--	--
Proceeds from stock options and warrants exercised	443	321	2,147
Tax benefits related to stock-based compensation	(70)	70	--
Net cash provided by financing activities	316	335	1,816

Effect of exchange rate changes on cash	163	188	42
Net increase/(decrease) in cash	(4,436)	29,255	14,578
Cash and cash equivalents, beginning of period	70,183	40,928	26,350
Cash and cash equivalents, end of period	$ 65,747	$ 70,183	$ 40,928

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 17	$ 7	$ 7
Income taxes, net	409	341	311

      The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. It’s wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment which is sold primarily to major telephone companies. ConferencePlus, Inc., a 91.5%-owned subsidiary, is a provider of teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc.

Business Acquisition

On October 2, 2007, the Company made a $2.5 million cash investment in Contineo Systems, Inc. (“Contineo”), a Plano, Texas, based software development company, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. The Company’s ownership is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. This investment provides the Company a 40% equity ownership in Contineo on a fully diluted basis. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed upon objectives are met and additional funding of $2.5 million is provided or upon a public offering exceeding $30 million.

The Company evaluated the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”), and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE. As the Company is the primary beneficiary, Contineo’s financial statements are currently fully consolidated and contributed a net loss of $896,000 or $(0.01) per share during the year ended March 31, 2008. As of March 31, 2008, Contineo had approximately $1.6 million of cash which represents substantially all of the consolidated assets and is included in the cash and cash equivalent line on the Consolidated Balance Sheet.

On March 31, 2007, ConferencePlus, Inc entered into a settlement agreement with a former executive to buy back shares of its operation located in Dublin, Ireland for $347,000. The shares had been issued to the employee when the Dublin company was acquired in 1998. In accordance with the FASB Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), the purchase of the minority shareholder’s interest was accounted for using purchase accounting and resulted in an addition to goodwill of $322,000.

On January 2, 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc. located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. As of March 31, 2008, Noran Tel employed 55 people and is part of the Company’s OSPlant Systems product group. The purchase price for Noran Tel was $5.5 million USD ($6.5 million CND), with a potential $3.7 million USD ($3.8 million CND) earn-out if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009 and any earn-out would be considered additional purchase consideration.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill.

The allocation of the purchase price to the net assets acquired is as follows:

(in thousands)
Current asset (primarily inventory and accounts receivable)	$ 2,172
Fixed assets	171
Intangible assets	2,021
Goodwill	1,661

Total assets acquired	6,025

Current liabilities	(494)

Total liabilities assumed	(494)

Total purchase price	$ 5,531

At the time of the acquisition, intangible assets consist of amortizable intangible assets of $39,000 of product technology, $629,000 of customer relationships for Power products and $978,000 of customer relationships for Transmission products. Product technology is amortized over 5 years, customer relationships for Power products are amortized over 10 years and customer relationships for Transmission products are amortized over 12 years. The intangible assets balance also includes $375,000 for the trade name which is not amortizable. Noran Tel’s products are reported in the revenue category called OSPlant Systems.

On December 29, 2005, the Company acquired 100% of the common stock of HyperEdge Corporation, a manufacturer of network service access products, for $14.0 million in cash. The Company incurred $649,000 in transaction costs, including costs for employee severance. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 and accordingly the operating results of HyperEdge have been included in the Consolidated Financial Statements from the acquisition date. HyperEdge products are reported in the revenue category OSPlant Systems.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill. This goodwill balance of $3.6 million was written off in the period ended March 31, 2008. See Note 2 for further discussion on goodwill.

The audited and pro forma results of operations based on historical results of operations including adjustments for interest and amortization, as though Noran Tel and HyperEdge were acquired at on April 1, 2006:

	(As Reported) March 31,		(Pro forma Unaudited) March 31,

(in thousands except per share amounts)	2007	2006	2007	2006

Revenue	$ 260,090	$ 283,171	$ 264,842	$ 306,615
Net income	8,694	12,847	8,799	13,213
Basic earnings per share	$ 0.12	$ 0.18	$ 0.12	$ 0.19
Diluted earnings per share	$ 0.12	$ 0.18	$ 0.12	$ 0.18

The pro forma results of operations is presented for illustrative proposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, and Contineo. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Note 2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and the highest grade commercial paper. These securities have original maturity dates not exceeding three months and can be liquidated at any time without penalty. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Short-term Investments

Short-term investments consist primarily of fixed income mutual funds. These investments are accounted for at current market prices in accordance with Emerging Issues Tas Force (“EITF”) No. 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, and are considered held for trading marketable securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in commercial paper. The Company has cash and cash equivalents in one U.S. bank in excess of federally insured amounts.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. The components of inventories are as follows:

The components of inventories are as follows:

	March 31,

(in thousands)	2008	2007

Raw material	$ 10,569	$ 11,901
Work in process	--	47
Finished goods	10,618	9,672
Reserve for excess and obsolete inventory and net realizable value	(3,290)	(3,016)

	$ 17,897	$ 18,604

The March 31, 2008 and 2007 reserve for excess and obsolete inventory includes accrued purchase commitments of $295,000 and $86,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life, as follows:

Machinery and equipment	5-7 years
Office, computer and research equipment	2-5 years

Depreciation expense was $6.0 million, $5.9 million and $6.8 million for fiscal 2008, 2007 and 2006, respectively. In September 2007, the Company entered into a $2.1 million agreement to sell the manufacturing equipment that it will no longer use after the completion of the transition to the outsourcing strategy. The Company accelerated the depreciation on these assets to the residual value which included additional depreciation expense of $1.2 million for the year ended March 31, 2008 and record a loss of approximately $85,000 on the sale.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that these assets be reviewed for impairment at least annually. The Company has four reporting units that contain goodwill consisting of Westell Inc, Noran Tel, ConferencePlus Inc, and ConferencePlus Global Services Inc. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology estimating future cash flow, discount rates, growth rates and other assumptions. The Company performs its annual impairment test in the fourth quarter of each fiscal year or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. As a result of the annual impairment testing in fiscal year 2008, the goodwill related to the Teltrend and HyperEdge acquisitions in the Westell Inc. reporting unit in the telecom equipment segment was impaired and a charge of $9.7 was recorded to write-off the entire goodwill related to this reporting unit. No impairment was indicated in the other reporting units. The Company did not recognize an impairment loss on goodwill in fiscal 2007 or 2006. Future impairment tests may result in a charge to earnings and a potential for a write-down of goodwill if the annual test would indicate impairment. Other finite intangible assets will continue to be amortized over their useful lives.

Goodwill decreased by $9.3 million during fiscal 2008 due to the impairment charge recorded in the Westell Inc. reporting unit of $9.7 million, and final purchase price accounting adjustments and foreign currency changes.

The Company has finite and infinite lived intangible assets related to the acquisitions of Noran Tel in fiscal year 2007, HyperEdge in fiscal year 2006 and Teltrend in fiscal year 2000. The following table presents details of the Company’s intangibles from acquisitions:

	March 31,

(in thousands)	2008	2007

Gross intangible assets	$ 38,596	$ 38,596
Accumulated amortization	(8,839)	(7,005)
Foreign currency fluctuation	258	--
Impairment and write off	(23,800)	(23,800)

Net	$ 6,215	$ 7,791

These intangibles are being amortized over a period of 5 to 12 years. Finite lived intangible amortization included in expense was $1.8 million, $1.7 million and $1.4 million in fiscal years 2008, 2007 and 2006 respectively. The following is the expected amortization by year:

	2009	2010	2011	2012	2013	thereafter
Intangible amortization expense	$ 1,842	547	547	547	540	1,765

Software Development

The Company accounts for software development costs under SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All software related costs related to the equipment segment of the business. The Company capitalized $1.9 million of software costs in fiscal 2005. Amortization expense of $0, $413,000 and $1.0 million was recorded in fiscal 2008, 2007 and 2006 respectively in cost of goods sold. An impairment charge of $300,000 was taken in fiscal year 2006 writing off the remaining net book value and is included in cost of goods sold. The capitalized balance was zero as of March 31, 2008 and March 31, 2007. Revenue generated from software was $0, $489,000 and $691,000 in fiscal 2008, 2007 and 2006, respectively.

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

Net carrying amounts of intangible assets are as follows:

	March 31,

(in thousands)	2008	2007

Finite lived intangible assets:
Product technology – Teltrend acquisition	$ 1,295	$ 2,590
Product technology- HyperEdge acquisition	930	1,050
Customer relationship- HyperEdge acquisition	1,907	2,153
Product technology - Noran Tel acquisition (1)	39	37
Customer relationships – Noran Tel acquisition (1)	1,617	1,583

Total finite lived intangible assets	$ 5,788	$ 7,413

Infinite lived intangible assets:
Trade Name – Noran Tel acquisition (2)	427	378

Total intangible assets	$ 6,215	$ 7,791

(1)Change due to amortization and change in foreign currency exchange rate.

(2)Change due to change in foreign currency exchange rate.

Revenue Recognition

Revenue in the equipment segment is recognized when title has passed to the customer. On certain sales contracts where new products are built to customer specifications, revenue is not recognized until the customer has tested and determined it to function as needed, and accepted the products.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product is within specified time limits and is currently being manufactured. Credit is not offered on returned products that are no longer manufactured. The Company has recorded a reserve for returns that is not significant.

The Company’s subsidiary ConferencePlus, Inc. recognizes revenue for conference calls and other services upon completion of the conference call or services.

Effective April 1, 2007, the Company adopted EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. The Company’s policy is to present revenue net of taxes.

Shipping and handling

The Company records costs related to shipping and handling expense of $1.3 million, $1.2 million and $1.1 million in sales and marketing expense for the years ended March 31, 2008, 2007 and 2006, respectively.

Product Warranties

Most of the Company's products carry a limited warranty ranging from one to two years for CNE products and up to seven years for OSPlant Systems products. The Company accrues for estimated warranty costs as products are shipped.

Research and Development Costs

Engineering and product development costs are charged to expense as incurred.

Stock-based Compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) using the modified prospective method, and therefore did not restate prior periods. SFAS 123R requires the grant date fair value recognition of expense related to employee stock-based compensations awards over the requisite service period. In addition, the Company eliminated the balance of deferred compensation expense in stockholders equity against Additional Paid-in Capital (“APIC”) as required by this statement. The Company elected to use the short-cut methods as prescribed by FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the beginning APIC tax pool. Additionally, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Prior to the adoption of SFAS No.123R, the Company accounted for the equity based compensations plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R).

(in thousands, except per share data)	2006

Net income, as reported	$ 12,847
Add: Stock based employee compensation expense included in reported net income, net of tax	532
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(7,638)

Pro forma net income	$ 5,741
Net income per share:
Basic as reported	$ 0.18
Basic Pro forma	$ 0.08
Diluted as reported	$ 0.18
Diluted Pro forma	$ 0.08

The expense in fiscal year 2006 includes the impact of the Company accelerating vesting on options. See Note 8 for further discussion of the Company’s share-based compensation plans.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.
•	Investments in mutual funds, for the rabbi trust, have carrying value which approximate market as of March 31, 2008.

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

Income Taxes

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for the Company in its year ended March 31, 2007, and allows a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, the Company recorded an adjustment of $1,209,000 to beginning Retained Earnings for fiscal year 2007 in the accompanying consolidated financial statements for the items described below.

In fiscal 2007, during the Company’s review of its deferred taxes, it was determined that certain deferred tax assets were recorded in error, causing the deferred tax asset to be overstated by $785,000. This error first impacted the deferred tax asset and earnings in fiscal 2005. The Company also identified during its fiscal 2007 year end review process that certain state tax accruals were understated. The impact of this error was an underpayment of tax expense, net of federal benefit, of approximately $195,000 in fiscal 2005 and $229,000 in fiscal 2006.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued a final FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP No. 142-3 will be effective for fiscal years beginning after December 15, 2008, and is not expected to have a material impact on the Company’s Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”) , to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on our consolidated financial condition, results of operations or cash flows

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). This SFAS establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of SFAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“SFAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This SFAS establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. SFAS No. 160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the provisions of that SFAS No. 160 and believes the adoption of SFAS No. 160 will not have a material impact on the Consolidated Financial Statements.

In June 2007, the EITF released Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. The Company will adopt EITF No 07-3 effective April 1, 2008 and does not anticipate a material impact on the Consolidated Financial Statements.

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

Note 3. Revolving Credit Agreements:

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently, the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as, other non financial covenants. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was in compliance with these covenants on March 31, 2008. There were no borrowings under this facility at March 31, 2008 or March 31, 2007.

Note 4. Income Taxes:

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

	Fiscal Year Ended March 31,

(in thousands)	2008	2007	2006

Federal:
Current	$ 48	$ (82)	$ 289
Deferred	47,890	5,433	9,029

	47,938	5,351	9,318

State:
Current	(44)	744	25
Deferred	5,724	(219)	754

	5,680	525	779

Foreign:
Current	85	16	15
Deferred	--	--	--

	85	16	15

Total	$ 53,703	$ 5,892	$ 10,112

The Company utilizes the flow-through method to account for tax credits. In fiscal 2008, 2007 and 2006, the Company generated alternative minimum tax credits of $0, $368,000 and $389,000, respectively.

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	(0.3)	0.5	0.4
State income tax, net of federal tax effect	2.6	2.9	1.9
Valuation allowance	(263.4)	(0.4)	3.4
Goodwill impairment	(15.2)	--	--
Contingent tax reserves	0.3	--	--
Bad debt in foreign subsidiary	--	--	(1.1)
Other	(0.2)	1.8	3.9

	(241.2)%	39.8%	43.5%

Components of the net deferred income tax asset are as follows:

	March 31,

(in thousands)	2008	2007

Deferred income tax assets:
Allowance for doubtful accounts	$ 79	$ 80
Alternative minimum tax credit	1,803	1,846
Research and development credit carryforward	4,346	4,589
Compensation accruals	1,231	1,125
Inventory reserves	1,357	1,131
Warranty reserve	341	980
Net operating loss carryforward	52,664	48,027
Intangibles	1,815	1,784
Other	2,156	2,820

	65,792	62,382
Valuation allowance	(59,344)	(8,461)

Net deferred income tax asset	$ 6,448	$ 53,921

Recorded in Consolidated Balance Sheet as follows:

	March 31,

(in thousands)	2008	2007

Deferred income tax assets-current	$ --	$ 4,580
Deferred income tax assets and other assets – noncurrent	6,448	49,341

Net deferred income tax asset	$ 6,448	$ 53,921

The Company has approximately $6.1 million in income tax credit carryforwards and a $134.5 million federal net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in fiscal year 2010. The federal net operating loss carryforward begins to expire in fiscal year 2020. State net operating loss carryforwards have varying carryforward periods from five to twenty years.

The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The Company generated a net loss in fiscal year 2008 as it underwent restructuring to outsource its manufacturing offshore. SFAS No. 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Although the Company does not have cumulative losses for the past three years, it anticipates that it will in that position in fiscal 2009. In fiscal year 2008, management considered both, the negative and positive evidence, including prior losses, projected future earnings and risk associated with those forecasts to determine the portion of realizable deferred tax assets which resulted in a net increase to the valuation allowance of $50.9 million. This increased valuation allowance along with the tax contingency reserves fully reserve for all deferred tax assets as of March 31, 2008. The valuation allowance decreased $1.0 million in fiscal 2007 primarily due to increased income projections used to support state net operating loss deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There was no cumulative effect adjustment to retained earnings as a result of this adoption effective April 1, 2007. As of April 1, 2007, the Company had $1.0 million of unrecognized tax benefits which would impact the effective tax rate. As of March 31, 2008, the Company had approximately $699,000 of unrecognized tax benefits, net of federal tax benefits, that if recognized would impact the effective tax rate. The Company cannot state with a reasonable degree of certainty that any amount included in the March 31, 2008 balance of unrecognized tax benefits is likely to change significantly during the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at April 1, 2007	$ 8,210
Additions based on positions related to the current year	--
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	(218)
Reductions as a result of expirations of applicable statutes of limitations	(242)
Settlements	(228)

Unrecognized tax benefits at March 31, 2008	$ 7,569

In fiscal 2008, the unrecognized tax benefits are presented in the other long-term liabilities line on the Consolidated Balance Sheet.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At April 1, 2007, the Company had accrued $57,000 for the potential payment of interest related to unrecognized tax benefits. At March 31, 2008, the Company had accrued $104,000 for the potential payment of interest related to unrecognized tax benefits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdiction subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	1997-2008
U.S. State	1998-2008
Foreign	2003-2008

Note 5. Commitments:

The Company’s equipment segment leases an 185,000 square foot corporate facility in Aurora, Illinois, to house product distribution, engineering, sales, marketing and administration pursuant to a lease that runs through 2017. The service segment leases approximately 42,000 square feet of office space in Schaumburg, Illinois, pursuant to a lease that runs through August, 2011. This lease contains an option that allows the Company to end its lease in August 2008 by paying a $1.2 million fee.

The Company also has lease commitments to lease other facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for equipment, photocopiers and autos. Total rent expense was $4.1 million, $4.0 million and $4.2 million for 2008, 2007 and 2006, respectively.

Total minimum future rental payments at March 31, 2008 are as follows (in thousands):

Fiscal Year
2009	$ 3,394
2010	3,201
2011	3,195
2012	2,342
2013	2,114
Thereafter	10,342

Total minimum lease payments	$ 24,588

The Company elected an early termination clause in the Basingstoke, UK lease that allows the Company to exit the lease at June 2008 with a 6 month lease penalty.

Note 6. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to two years for CNE products and up to seven years for OSPlant Systems products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into our estimate of our warranty reserve include the number of units shipped historically and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Consolidated Balance Sheet as accrued expenses and other long-term liabilities, respectively. The Company recorded $1.1 million and $600,000 of product warranty expense during fiscal year 2007 and fiscal year 2008, respectively, related to a specific product warranty issue.

The following table presents the changes in our product warranty reserve:

	Fiscal years ended March 31,

(in thousands)	2008	2007	2006

Total product warranty reserve at the beginning of the period	$ 2,664	$ 1,776	$ 1,806
Acquired	--	--	73
Warranty expense	1,227	2,529	812
Utilization	(2,959)	(1,641)	(915)

Total product warranty reserve at the end of the period	$ 932	$ 2,664	$ 1,776

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

Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10 million of its outstanding common shares through March 3, 2010. During fiscal 2008, 29,800 shares were repurchased under this program with a weighted-average per share purchase price of $1.76. There is approximately $9.9 million remaining for additional treasury stock purchases under this program as of March 31, 2008.

Stock Restriction Agreements

The members of the Penny family (majority stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. As of March 31, 2008, a total of 14,693,619 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

Voting Rights

The Company’s stock is divided into two classes. Class A common stock is entitled to one vote per share while Class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 47.5% of the voting control of the Company as of May 30, 2008. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.3% of the voting stock and therefore effectively control the Company.

Shares issued and outstanding

The following table summarizes Common Stock transactions for fiscal years 2006, 2007 and 2008:

	Common Shares Issued and Outstanding

(in thousands)	Class A	Class B	Treasury

Balance, March 31, 2005	54,146	14,742	(93)
Options exercised	918	--	--
Shares sold under Employee Stock Purchase Plan	55	--	--
Warrants exercised	369	--	--
Restricted stock grant	26	--	--

Balance, March 31, 2006	55,514	14,742	(93)

Options exercised	132	--	--
Shares sold under Employee Stock Purchase Plan	71	--	--
Restricted stock grant	720	--	--

Balance, March 31, 2007	56,437	14,742	(93)

Options exercised	250	--	--
Shares sold under Employee Stock Purchase Plan	59	--	--
Purchase of Treasury Stock	(30)	--	(30)
Class B converted to Class A	48	(48)	--
Restricted stock forfeiture	(68)	--	--

Balance, March 31, 2008	56,696	14,694	(123)

Note 8. Stock-based Compensation:

Effective April 1, 2006, the Company adopted, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method, and therefore did not restate prior periods. SFAS No. 123R requires all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and other share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation costs are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Employee Stock Incentive Plans

In the past, the Company has issued or adopted stock-based incentives to employees under the following plans, collectively “the legacy plans”: the1995 SIP Plan, the Teltrend Inc. 1995 Stock Option Plan, the Teltrend Inc. 1996 Stock Option Plan, and the Teltrend Inc. 1997 Non-Employee Director Stock Option Plan. No stock awards were issued in fiscal 2008, 2007 or 2006 under these legacy plans.

In September 2004, shareholders approved the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, stock appreciation rights and performance share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 3,788,240 shares available for issuance under this plan as of March 31, 2008..

On February 24, 2006, the Company accelerated the vesting of approximately 1.4 million unvested “out of the money” stock options held by current employees and certain executive officers of the Company. No options were accelerated for board members or the Chief Executive Officer. The immediate vesting included a restriction on the resale of the underlying shares of common stock. The acceleration of vesting was made to reduce compensation expense that otherwise would be recorded in future periods. For pro forma disclosure purposes, these options were treated as if they were expensed in the fourth quarter of fiscal 2006 (see Note 2).

Non-qualified stock options

Typically, stock options granted by the Company have an exercise price that is equal to or higher than the reported value of the Company’s stock on the grant date. Options usually vest over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or at the end of 7 or 8 years and have a contractual term of 7 or 10 years. Generally, compensation expense is recognized ratably over the vesting period. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

As permitted by SFAS No. 123R, the Company uses the Black-Scholes-Merton model to estimate the fair value of employee stock options on the date of grant. That model uses weighted-average assumptions noted below. Expected volatilities were based on historical volatilities of the Company’s stock. The expected option lives were derived from the output of the options valuation model and represents the period of time that options granted are expected to be outstanding based on historical information. The risk-free interest rates were based on the United States Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The Company recorded expense of $393,000 and $834,000 in the twelve months ended March 31, 2008 and March 31, 2007, respectively, related to stock options. Cash received from option exercises for the years ended March 31, 2008, 2007 and 2006 were $340,000, $198,000 and $1.9 million, respectively. The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006, was approximately $242,000, $176,000 and $3.6 million, respectively.

The option activity for the twelve months ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2007	8,748,128	$ 5.72	4.5	$ 1,570
Granted	2,182,168	2.61
Exercised	(249,556)	1.36
Forfeited	(630,315)	2.76
Expired	(1,472,992)	6.92
Outstanding on March 31, 2008	8,577,433	5.06	3.6	206
Vested or expected to vest as of March 31, 2008	7,087,936	5.55	2.9	206
Exercisable on March 31, 2008	5,810,555	6.07	2.3	205

(a)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Westell Technologies’ closing stock price as of the reporting date.

SFAS No. 123R requires recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2008, the Company used an estimated forfeiture rate of approximately 29%. The estimated forfeiture rate will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2008, there was $1.5 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.24 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twelve months ended March 31
	2008	2007	2006
Weighted-average-grant date fair value	$ 1.35	$ 1.39	$ 3.23
Expected volatility	54%	66%	88%
Risk-free interest rate	4.7%	4.6%	3.9%
Expected life	5 years	5 years	5 years
Expected dividend yield	0.0%	0.0%	0.0%

The Company has the policy of issuing new shares of stock for the exercise of stock options.

Non-qualified non-public subsidiary stock options

The Company’s ConferencePlus subsidiary has a stock option plan for the purchase of ConferencePlus stock. There are 2,679,245 shares reserved for issuance under this plan. Stock options granted under this plan have an exercise price that is equal to the calculated value of ConferencePlus stock on the grant date based on a discounted cash flow method and a contractual term of 10 years. Typically, options vest on the fifth anniversary of the options grant date and compensation is expense ratably over that period. Per the original terms of the option awards, acceleration of vesting may occur due to the following events: an initial public offering, a spin off, or a change in control of ConferencePlus.

ConferencePlus uses the Black-Scholes-Merton model to estimate the calculated value of employee stock options on the date of grant. The model uses the weighted-average assumptions noted below. As ConferencePlus stock is not traded on an exchange nor does it have an internal market for its shares, expected volatilities were based on historical volatilities of similar public companies stock for a period of time similar to the expected term of the options. The expected option lives were derived from the output of the options valuation model and represents the period of time that options granted are expected to be outstanding based on historical information. The risk-free interest rates were based on the United States Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The Company recorded expense of $177,000 and $221,000 in the twelve months ended March 31, 2008 and 2007, respectively, related to these stock options. The option activity for the year ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(b) (in thousands)
Outstanding on March 31, 2007	2,016,801	1.65	5.4	$ 325
Granted	205,813	1.42
Exercised	--	--		--
Forfeited / Expired	(125,938)	1.64
Outstanding on March 31, 2008	2,096,676	1.63	4.7	$ 106
Vested or expected to vest as of March 31, 2008	1,945,877	1.63	4.4	$ 106
Exercisable on March 31, 2008	1,413,424	1.62	3.4	$ 106

(b) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the estimated fair value of the CPI stock as of the reporting date.

As of March 31, 2008, there was $209,000 of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted average period of 2.4 years.

The calculated value of each option was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twelve months ended March 31
	2008	2007	2006
Weighted-average-grant date fair value	$ 0.61	$ 0.89	$ 1.02
Expected volatility	42%	50%	50%
Risk-free interest rate	4.2%	4.7%	3.7%
Expected life	5 years	5 years	7 years
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. There were no restricted stock grants in fiscal 2008. Restricted stock awards granted in fiscal year 2006 vested in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 will vest in full on June 1, 2008 with the exception of 20,000 shares that vested on March 31, 2007. Two restricted stock awards were made in fiscal year 2007. The first was for 280,000 shares of restricted stock that will vest in full on October 31, 2009. The second fiscal 2007 award was for 500,000 shares of restricted stock that will vest one-fifth on each February 1, 2008 through February 1, 2012 provided there is continual employment. Each restricted stock award made in fiscal year 2005 and the 280,000 shares of restricted stock in fiscal 2007 are subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award. The fiscal 2007 grant of 500,000 shares of restricted stock will also fully vest upon change of control or with the termination of employment without cause or for good reason.

The Company recognizes compensation expense on a straight-line basis over the vesting periods of the awards based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.

The following table sets forth restricted stock activity for the twelve months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2007	1,100,000	$ 3.59
Granted	--	--
Vested	(296,342)	5.12
Forfeited	(68,658)	5.90
Non-vested as of March 31, 2008	735,000	$ 2.76

The Company recorded $629,000, $780,000 and $849,000 of expense in the twelve months ended March 31, 2008 2007 and 2006, respectively, related to restricted stock. As of March 31, 2008, there was $1.2 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. There were 58,939 and 70,566 shares of common stock purchased under the ESPP during the twelve months ended March 31, 2008 and 2007, respectively. The 15% market discount for shares purchased during both fiscal 2008 and 2007 approximated $18,000 and was recognized a compensation expense in the Consolidated Statement of Operations. There are 517,950 shares authorized under the stock purchase plan with 21,410 available for issuance as of March 31, 2008.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations, resulting from stock options, restricted stock and the employee stock purchase plan:

(in thousands)	Twelve months ended March 31, 2008	Twelve months ended March 31, 2007
Cost of equipment sales	$ 209	$ 352
Cost of services	55	59
Sales and marketing	287	444
Research and development	117	365
General and administrative	549	633
Stock-based compensation expense	1,217	1,853
Income tax benefit	--	(732)
Total stock-based compensation expense after taxes	$ 1,217	$ 1,121

Stock-based compensation for the fiscal year ended March 31, 2008 had decreased compared to the prior fiscal year primarily due to an increase in the estimated forfeiture rate.

Note 9. Benefit Plans:

Deferred Compensation

The Company had a deferred compensation program with its former Chief Executive Officer that is funded through a rabbi trust. The rabbi trust is subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The rabbi trust qualifies as a variable interest entity (“VIE”) under FIN No. 46R and as such is consolidated in the Company's financial statements. The Company has recorded a $2.5 million liability to accrue for the deferred compensation liability as of March 31, 2008 and March 31, 2007. As of March 31, 2007, approximately $1.9 million of cash has been funded into the rabbi trust. In fiscal 2008, the Company funded an additional $509,000 of cash to fully fund the rabbi trust as of March 31, 2008. The rabbit trust is presented in the investments line on the Consolidated Balance Sheet. The deferred compensation liability is shown as a current liability in the accrued compensation line on the Consolidated Balance Sheet. During April 2008, the Company settled the deferred compensation liability payment.

401(k) Benefit Plan

The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its domestic employees. The Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. Effective, January 1, 2008, the matching contributions percentage made by the Company is 100% of participants’ contributions up to a ceiling of 4%. Participants are always 100% vested in the match. Fiscal 2008 matching contributions expense was approximately $582,000. The Company provided for discretionary and matching contributions to the Plan totaling approximately $1.0 million for both fiscal 2007 and 2006.

Note 10. Sale of Product Line:

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.2 million as of March 31, 2008. Certain owners of Enginuity personally guaranteed the note and pledged assets with a fair market value of approximately $925,000 as of March 31, 2008 as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN No. 46R and concluded that Enginuity was a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $125,000 and $200,000 as of March 31, 2008 and March 31, 2007, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheet.

Note 11. Segment and Related Information:

Operating Segments

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategy. They consist of:

1)	A telecommunications equipment provider of local loop access products (“telecom equipment”), and
2)	A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services (“telecom service”).

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the fiscal years ended March 31, is as follows:

(in thousands)	Telcom Equipment	Telcom Service	Consolidated Total

2008
Revenues	$ 154,713	$ 53,698	$ 208,411
Operating income/(loss)	(30,010)	3,887	(26,123)
Depreciation and amortization	6,151	1,701	7,852
Total assets	116,999	17,229	134,228

2007
Revenues	$ 211,546	$ 48,544	$ 260,090
Operating income	6,545	5,100	11,645
Depreciation and amortization	6,170	1,808	7,978
Total assets	190,088	17,262	207,350

2006
Revenues	$ 238,101	$ 45,070	$ 283,171
Operating income	16,103	6,198	22,301
Depreciation and amortization	6,739	2,737	9,476
Total assets	174,131	17,682	191,813

Reconciliation of operating income/(loss) for the reportable segments to income/(loss) before income taxes and minority interest:

	Fiscal Year Ended March 31,

(in thousands)	2008	2007	2006

Operating income/(loss)	$ (26,123)	$ 11,645	$ 22,301
Other income, net	3,868	3,183	974
Interest expense	(12)	(7)	(12)

Income/(loss) before income taxes and minority interest	$ (22,267)	$ 14,821	$ 23,263

Enterprise-wide Information

The Company’s revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2008, 2007 and 2006.

Significant Customers and Concentration of Credit

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,

	2008	2007	2006

Verizon	34.0%	37.0%	50.7%
AT&T	19.8	28.9	25.8

Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,

	2008	2007

Verizon	29.0%	28.1%
AT&T	8.1	19.4

Geographic Information

The Company's financial information by geographic area was as follows for the years ended March 31:

(in thousands)	Domestic	International	Total

2008
Revenues	$ 192,929	$15,482	$ 208,411
Operating loss	(24,817)	(1,306)	(26,123)
Total assets	122,881	11,347	134,228

2007
Revenues	$ 251,199	$8,891	$ 260,090
Operating income	11,135	510	11,645
Total assets	196,093	11,257	207,350

2006
Revenues	$ 275,631	$ 7,540	$ 283,171
Operating income/(loss)	23,546	(1,245)	22,301
Total assets	187,766	4,047	191,813

International identifiable assets, revenues and operating income (loss) are related to Westell Ltd., which is located in the United Kingdom, ConferencePlus Global Services, Ltd., which has locations in Dublin, Ireland and London, England and Noran Tel, Inc. which is located in Regina, Saskatchewan.

Note 12. Restructuring:

As of March 31 2005, the Company had a restructuring liability of $188,000 related to closing a ConferencePlus, Inc. facility in fiscal year 2003. As of March 31, 2006 no amounts remained unpaid.

The Company recognized a restructuring expense of $443,000 in the third quarter of fiscal year 2006. This charge included personnel costs relating to the termination of 17 employees at Westell Inc. As of March 31, 2007, no amounts remain unpaid.

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation (see Note 1). In connection with this acquisition, the Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common OSPlant Systems product lines. The severance costs recorded as a liability assumed in the acquisitions were $400,000. Twenty employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. As of September 30, 2007, all of these costs had been paid.

Additionally, in the fourth quarter of fiscal year 2007, the Company recognized a restructuring expense of $343,000 related primarily to the severance costs of eighteen employees. This action was to reduce cost in the equipment segment. As of September 30, 2007, all of these costs had been paid.

In May 2007, the Company announced it would move substantially all of the Company’s Aurora, Illinois, manufacturing operations in the telecom equipment segment to offshore suppliers. In connection with this plan, the Company recognized restructuring expense of $5.7 million in fiscal year 2008. This charge included personnel costs related to the termination of 443 employees. As of March 31, 2008, $3.7 million has been paid leaving an unpaid balance of approximately $2.0 million.

In the fourth quarter of fiscal 2008, the Company recognized restructuring expense of $504,000 at its Westell Limited facility located in the United Kingdom for personnel costs related to the termination of six employees and an early facility termination cost. As of March 31, 2008, $92,000 has been paid leaving an unpaid balance of $412,000.

The restructuring charges and their utilization are summarized as follows:

	Employee related	Legal, other and facility costs	Total

Liability at March 31, 2005	$ 0	$ 188	$ 188
HyperEdge acquisition	300		300
Charged	398	45	443
Utilized	(327)	(205)	(532)
Liability at March 31, 2006	371	28	399
HyperEdge acquisition	250	--	250
Charged	304	39	343
Utilized	(727)	(19)	(746)
Liability at March 31, 2007	198	48	246
Charged	6,100	121	6,221
Utilized	4,037	46	4,083
Liability at March 31, 2008	$ 2,261	$ 123	$ 2,384

Note 13. Other income, net:

Other income, net for the years ended March 31, 2008, 2007 and 2006 was primarily due to interest income for changes in foreign currency rates on accounts receivable and cash and for changes in foreign currency rates on intercompany accounts anticipated by management to be settled in the foreseeable future..

Note 14. Earnings/(Loss) Per Share:

The computation of basic income/(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share includes the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In periods with a net loss, all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share. The following table sets forth the computation of basic and diluted income/(loss) per share:

	Fiscal Year ended March 31,
(in thousands, except per share amounts)	2008	2007	2006
Basic Earnings/(Loss) per Share:
Net income/(loss)	$ (76,230)	$ 8,694	$ 12,847
Average basic shares outstanding	70,376	69,946	69,440
Basic net income/(loss) per share	$ (1.08)	$ 0.12	$ 0.18

Diluted Earnings/(Loss) per Share:
Net income/(loss)	$ (76,230)	$ 8,694	$ 12,847
Average basic shares outstanding	70,376	69,946	69,440
Effect of dilutive securities: restricted stock, stock options and warrants	--	1,198	2,089
Average diluted shares outstanding	70,376	71,144	71,529
Diluted net income/(loss) per share	$ (1.08)	$ 0.12	$ 0.18

The Company had 5.7 million and 4.6 million options outstanding as of March 31, 2007 and 2006, respectively which were not included in the computation of average diluted shares outstanding as they were antidilutive. In accordance with SAB 108, in fiscal 2007, the Company has recorded a cumulative effect adjustment for an accounting change of $1,209,000 which would have decreased basic and diluted earnings per share by $0.02.

Note 15. Subsequent Event:

Subsequent to year end, the Company decided to close its Westell Limited operations located in England.  Westell Limited revenue and operating loss was $2.7 million and $1.4 million, respectively in fiscal year 2008.  The Company anticipates shut down related costs to be approximately $500,000. No adjustments were made to the March 31, 2008 Consolidated Financial Statements as the impact is immaterial.

.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance Beginning Of Year	Net Additions Charged to Cost And Expenses		Acquired	Deductions		Balance at End of Year

2008
Accounts receivable allowances	$ 290	$ 97		$ --	$ (106)	(1)	$ 281
Reserve for excess and obsolete inventory	3,016	2,000		--	(1,716)	(3)	3,290
Deferred tax assets valuation allowance	8,461	57,573	(4)	--	(6,690)	(5)	59,344
Reserve for returns	30	224		--	(224)		30

2007
Accounts receivable allowances	$ 246	$ 69		$ 8	$ (33)	(1)	$ 290
Reserve for excess and obsolete inventory	3,828	452		47	(1,311)	(3)	3,016
Deferred tax assets valuation allowance	9,475	(1,014)	(4)	--	--		8,461
Reserve for returns	35	266		--	(271)		30

2006
Accounts receivable allowances	$ 278	$ (16)	(2)	$ 25	$ (41)	(1)	$ 246
Reserve for excess and obsolete inventory	5,132	707		502	(2,513)	(3)	3,828
Deferred tax assets valuation allowance	8,060	(786)		629	--		9,475
Reserve for returns	70	235		--	(270)		35

(1)	Accounts written off, net of recoveries
(2)	This item represents a net reserve reversal.
(3)	Inventory scrapped against inventory reserves.
(4)	Change in deferred tax asset valuation allowance.
(5)	Amounts reclassified to unrecognized tax benefit liability with the adoption of FIN No. 48 (See Note 4).