Form 10-Q
period 2008-06-30
WESTELL TECHNOLOGIES INC
filed 2008-08-11
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” ‘large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check One): Large Accelerated Filer ☐, Accelerated Filer ☒, Non-Accelerated Filer ☐, Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008:

Class A Common Stock, $0.01 Par Value – 56,684,318 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets		3
•	As of June 30, 2008 (Unaudited) and March 31, 2008

Condensed Consolidated Statements of Operations (Unaudited)		4
•	Three months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited)		5
•	Three months ended June 30, 2008 and 2007

Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risks	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meanings are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the U.S. economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company’s Form 10-K for the fiscal year ended March 31, 2008 under the section Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share and per share amounts)

	June 30, 2008	March 31, 2008

Current assets:	(Unaudited)
Cash and cash equivalents	$ 59,949	$ 65,747
Investments	--	2,602
Accounts receivable (net of allowance of $311 and $281, respectively)	18,704	19,498
Inventories	16,844	17,897
Prepaid expenses and other current assets	2,329	3,005

Total current assets	97,826	108,749
Property and equipment:
Machinery and equipment	26,110	25,581
Office, computer and research equipment	22,020	25,412
Leasehold improvements	8,908	9,471

	57,038	60,464
Less accumulated depreciation and amortization	48,137	51,712

Property and equipment, net	8,901	8,752

Goodwill	3,287	3,264
Intangibles, net	5,956	6,215
Deferred income tax asset and other assets	7,645	7,248

Total assets	$ 123,615	$ 134,228

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2008	March 31, 2008

Current liabilities:	(Unaudited)
Accounts payable	$ 13,182	$ 10,145
Accrued expenses	7,458	9,552
Accrued compensation	3,085	9,630
Income tax payable	27	51
Deferred revenue	116	307
Current portion of long-term debt	38	--

Total current liabilities	23,906	29,685
Long-term debt	87	--
Other long-term liabilities	7,738	7,738

Total liabilities	31,731	37,423
Minority interest	3,346	3,310
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 56,773,618 shares at June 30, 2008 and 56,695,724 shares at March 31, 2008	568	567
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at June 30, 2008 and March 31, 2008	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding – none	--	--
Additional paid-in capital	395,424	394,930
Treasury stock at cost – 123,128 shares at June 30, 2008 and March 31, 2008	(299)	(299)
Cumulative translation adjustment	995	926
Accumulated deficit	(308,297)	(302,776)

Total stockholders' equity	88,538	93,495

Total liabilities and stockholders' equity	$ 123,615	$ 134,228

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30

	2008	2007

Telecom equipment revenue	$ 25,548	$ 44,854
Telecom services revenue	12,510	13,547

Total revenues	38,058	58,401

Cost of equipment sales	18,291	33,718
Cost of services	6,920	6,736

Total cost of goods sold	25,211	40,454

Gross margin	12,847	17,947
Operating expenses:
Sales and marketing	6,489	4,526
Research and development	5,634	5,738
General and administrative	5,485	5,158
Restructuring	(58)	3,857
Intangible amortization	459	456

Total operating expenses	18,009	19,735

Operating loss	(5,162)	(1,788)

Other income, net	347	979
Interest expense	--	(2)

Loss before income taxes, minority interest and discontinued operations	(4,815)	(811)
Income tax expense (benefit)	27	(261)
Minority interest	36	63

Net loss from continuing operations	(4,878)	(613)
Loss from discontinued operations, net of tax benefit of $0 and $177, respectively	(643)	(303)

Net loss	$ (5,521)	$ (916)

Basic and diluted net loss per common share:
Basic and diluted net loss from continuing operations	$ (0.07)	$ (0.01)
Basic and diluted net loss from discontinued operations	(0.01)	--

Basic and diluted net loss per common share	$ (0.08)	$ (0.01)
Weighted-average number of common shares outstanding:
Basic and diluted	70,723	70,124

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$ (5,521)	$ (916)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,500	3,857
Gain on sale of fixed assets	(73)	--
Exchange rate gain	(3)	(67)
Restructuring	156	3,672
Deferred taxes	--	452
Minority interest	36	63
Stock based compensation	375	458
Changes in operating assets and liabilities:
Accounts receivable	807	2,151
Inventory	1,065	(1,057)
Prepaid expenses and other current assets	675	(3,110)
Other assets	(588)	(210)
Accounts payable and accrued expenses	2,425	(142)
Accrued compensation	(8,380)	(3,839)

Net cash used in operating activities	(7,526)	(31)

Cash flows from (used in) investing activities:
Purchases of property and equipment	(1,205)	(722)
Proceeds from the sale of equipment	90	--
Sale (purchase) of investments	2,602	(531)
Acquisition of a business	--	(18)

Net cash provided by (used in) investing activities	1,487	(1,271)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	125	(5)
Proceeds from stock purchase, option plans and warrants	121	239
Tax benefit received on stock option exercises	--	49

Net cash provided by financing activities	246	283

Effect of exchange rate changes on cash	(5)	78
Net decrease in cash	(5,798)	(941)
Cash and cash equivalents, beginning of period	65,747	70,183

Cash and cash equivalents, end of period	$ 59,949	$ 69,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. It’s wholly owned subsidiary, Westell, Inc. designs, manufactures and distributes telecommunications equipment which is sold primarily to major telephone companies. Conference Plus, Inc. (“ConferencePlus”), a 91.5%-owned subsidiary of the Company, provides teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc. In the first quarter of the fiscal year ending March 31, 2009 ("fiscal year 2009"), the Company decided to cease the operations of Westell Limited. Westell Limited is shown as discontinued operations in the Condensed Consolidated Statement of Operations.

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at June 30, 2008 and for all periods presented. The results of operations for the period presented is not necessarily indicative of the results that may be expected for the fiscal year 2009.

New Accounting Standards Adopted

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS No. 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Condensed Consolidated Financial Statements.

Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

Effective April 1, 2008, the Company adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. The adoption of EITF No. 07-3 did not have a material impact on the Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total stockholder’s equity or net income as previously reported.

Note 2. Computation of Loss per Share

The computation of basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share includes the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In periods with a net loss all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,

(in thousands, except per share amounts)	2008	2007

Basic and diluted loss per share:
Net loss from continued operations	$ (4,878)	$ (613)
Net loss from discontinued operations	(643)	(303)

Net loss	$ (5,521)	$ (916)

Basic and diluted net loss from continued operations	$ (0.07)	$ (0.01)
Basic and diluted net loss from discontinued operations	(0.01)	--

Basic and diluted net loss per share	$ (0.08)	$ (0.01)

Weighted-average basic shares outstanding	70,723	70,124
Effect of dilutive securities: stock options	--	--

Weighted-average diluted shares outstanding	70,723	70,124

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

Note 3. Revolving Credit Agreements

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million; however, there were no borrowings under this facility at June 30, 2008.

Any obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently, the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate, which is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%.

The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as, other non financial covenants. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was not in compliance with these covenants based on its results for the quarter June 30, 2008 and, as a result, on August 7, 2008 the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment reduced the loan facility from $40 million to $25 million and waived covenant violations for the quarter ended June 30, 2008. The Company is currently negotiating a new credit facility and anticipates a new agreement to be in place by September 30, 2008.

Note 4. Restructuring Charge

In May 2007, the Company announced a plan to move substantially all of its Aurora, Illinois, manufacturing operations in the telecom equipment segment to offshore suppliers. In connection with this plan, the Company recorded a restructuring expense of $5.7 million in fiscal 2008 of which $3.9 million was recorded in the three months ended June 30, 2007. This charge included personnel costs related to the termination of 443 employees. The Company recorded a reversal of expense of $58,000 in the quarter ended June 30, 2008 related to a change in estimated severance and outplacement costs. As of June 30, 2008, $5.4 million of these costs have been paid leaving an unpaid balance of approximately $253,000.

In the fourth quarter of fiscal 2008, the Company recorded restructuring expense of $504,000 at its Westell Limited subsidiary located in the United Kingdom for personnel costs related to the termination of six employees and an early lease termination cost for its facility. In the quarter ended June 30, 2008, an additional $214,000 was recorded relating to the termination costs of the remaining 5 employees. As of June 30, 2008, $397,000 has been paid leaving an unpaid balance of $321,000.

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary due to several years of operating losses and an increased effort to focus on the core businesses of the Company.  All remaining employees have been terminated and the facility has been closed.  The Company recorded $214,000 related to severance expense and $277,000 to write down assets in the quarter ended June 30, 2008.  Westell Limited is shown as discontinued operations in the Condensed Consolidated Statement of Operations. As of June 30, 2008, the net liabilities of Westell Limited were approximately $24,000.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

Total restructuring charges and their utilization, all related to the telecom equipment segment, are summarized as follows:

(in thousands)	Employee related	Other costs	Total

Liability at March 31, 2008	$ 2,261	$ 123	$ 2,384
Charged (reversed)	177	(21)	156
Utilized	1,961	5	1,966

Liability at June 30, 2008	$ 477	$ 97	$ 574

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

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three months ended June 30, 2007 and 2008, which excludes the impact of the Westell Limited discontinued operations, is as follows:

(in thousands)	Telecommunication Equipment	Telecommunication Services	Consolidated Total

Three months ended June 30, 2007
Revenues	$ 44,854	$ 13,547	$ 58,401
Operating income (loss)	(3,412)	1,624	(1,788)
Depreciation and amortization	1,904	425	2,329
Total assets	193,871	16,830	210,701

Three months ended June 30, 2008
Revenues	$ 25,548	$ 12,510	$ 38,058
Operating income (loss)	(5,549)	387	(5,162)
Depreciation and amortization	1,058	442	1,500
Total assets	102,400	21,215	123,615

Reconciliation of operating loss for the reportable segments to loss before income taxes, minority interest and discontinued operations:

	Three months ended June 30,

(in thousands)	2008	2007

Operating loss	$ (5,162)	$ (1,788)
Other income, net	347	979
Interest expense	--	(2)

Loss before income taxes, minority interest and discontinued operations	$ (4,815)	$ (811)

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

Note 6. Comprehensive Loss

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:

	Three months ended June 30,
(in thousands)	2008	2007

Net loss	$ (5,521)	$ (916)
Other comprehensive income Foreign currency translation adjustment	69	554

Comprehensive loss	$ (5,452)	$ (362)

Note 7. Inventories

The components of inventories are as follows:

	June 30,	March 31,
(in thousands)	2008	2008

Raw material	$ 11,106	$ 10,569
Finished goods	8,650	10,618
Reserve for excess and obsolete inventory and net realizable value	(2,912)	(3,290)
	$ 16,844	$ 17,897

Note 8. Stock-based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan during the three months ended June 30, 2008 and 2007:

(in thousands)	Three months ended June 30, 2008	Three months ended June 30, 2007
Stock-based compensation expense	$ 375	$ 458
Income tax benefit	--	(181)
Total stock-based compensation expense after taxes	$ 375	$ 277

Restricted Stock

The Company recorded $188,000 and $238,000 of compensation expense in the three months ended June 30, 2008 and 2007, respectively, related to restricted stock awards.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

The following table sets forth restricted stock activity for the three months ended June, 2008:

	Shares	Weighted-average Grant Date Fair Value

Non-vested as of March 31, 2008	735,000	2.76
Granted	--	--
Vested	(75,000)	6.71
Forfeited	(20,000)	2.26

Non-vested as of June 30, 2008	640,000	2.31

As of June 30, 2008, there was $1.0 million of stock-based compensation expense related to non-vested restricted stock not yet recognized in the Condensed Consolidated Financial Statements. This expense is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that allows employees to purchase stock through payroll deductions each quarter end at a 15% discount from the market price on that day. There were 19,130 and 21,678 shares of common stock purchased under the ESPP during the three months ended June 30, 2008 and 2007, respectively. The 15% market discount for shares purchased during the first fiscal quarters of 2008 and 2007 approximated $4,000 and $9,000, respectively, and was recognized a compensation expense in the Condensed Consolidated Statement of Operations. There are 517,950 shares authorized under the stock purchase plan with 2,280 available for issuance as of June 30, 2008.

Non-qualified stock options

The Company recorded expense of $157,000 and $150,000 in the three months ended June 30, 2008 and June 30, 2007, respectively, related to stock options. Total cash received from options exercised was $99,000 and $138,000 in the three months ended June 20, 2008 and 2007, respectively. The option activity for the three months ended June 30, 2008 is as follows:

	Shares	Weighted-average Exercise Price Per Share	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding on March 31, 2008	8,577,433	$ 5.06	3.6	$ 206
Granted	1,059,733	1.66
Exercised	(78,764)	1.26
Forfeited / Expired	(957,990)	7.48

Outstanding on June 30, 2008	8,600,412	4.41	4.1	89
Vested or expected to vest as of June 30, 2008	6,637,903	5.03	3.3	89
Exercisable on June 30, 2008	5,405,542	5.66	2.5	89

(1)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Westell Technologies’ closing stock price as of the reporting date.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended June 30, 2008:

Weighted-average-grant date fair value	$ 0.84
Expected volatility	54%
Risk-free interest rate	3.2%
Expected life	5 years
Expected dividend yield	0.0%

As of June 30, 2008, there was $1.8 million of stock-based compensation expense related to non-vested stock option awards not yet recognized in the Condensed Consolidated Financial Statements. This expense is expected to be recognized over a weighted-average period of 4.0 years.

Non-qualified subsidiary stock options

The Company’s ConferencePlus subsidiary has a stock option plan for the purchase of ConferencePlus stock. The Company recorded expense of $25,000 and $62,000 in the three months ended June 30, 2008 and 2007, respectively, related to these stock options. The option activity for the three months ended June 30, 2008 is as follows:

	Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (2)

Outstanding on March 31, 2008	2,096,676	$ 1.63	4.7	$ 106
Granted	--	--
Exercised	--	--
Forfeited / Expired	(96,938)	1.65

Outstanding on June 30, 2008	1,999,738	$ 1.63	4.3	$ --
Vested or expected to vest as of June 30, 2008	1,883,005	$ 1.63	4.1	$ --
Exercisable on June 30, 2008	1,409,986	$ 1.62	3.1	$ --

(2)

The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the estimated fair value of the CPI stock as of the reporting date.

As of June 30, 2008, there was $186,000 of stock-based compensation expense related to non-vested stock option awards not yet recognized in the Condensed Consolidated Financial Statements. This expense is expected to be recognized over a weighted-average period of 2.2 years.

Note 9. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to two years for CNE products and up to seven years for OSPlant Systems products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include; the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Condensed Consolidated Balance Sheet as accrued expenses and other long-term liabilities, respectively. As a result of a specific warranty issue, the Company recorded $1.1 million of product warranty expense during fiscal year 2007 and an additional $600,000 in the quarter ended June 30, 2007. As of June 30, 2007, $1.2 million of the

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

warranty reserve was related to this specific product warranty issue. There was no warranty reserve related to this product warranty issue as of June 30, 2008.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,

(in thousands)	2008	2007

Total product warranty reserve at the beginning of the period	$ 932	$ 2,664
Warranty expense	10	648
Deductions	(155)	(389)

Total product warranty reserve at the end of the period	$ 787	$ 2,923

Note 10. Deferred Compensation

The Company had a deferred compensation program with its former Chief Executive Officer that was funded through a rabbi trust. The rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The rabbi trust qualifies as a variable interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”) and as such is consolidated in the Company's financial statements. Approximately $2.5 million had been funded into the rabbi trust which is presented in the investments line of the Condensed Consolidated Balance Sheet as of June 30, 2007. The Company recorded a $2.5 million liability to accrue for the deferred compensation liability which is shown as a current liability in the accrued compensation line on the Condensed Consolidated Balance Sheet as of June 30, 2007. In April 2008, the Company used the investments in the rabbi trust to pay this deferred compensation liability in full.

Note 11. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.1 million as of June 30, 2008. Certain owners of Enginuity personally guaranteed the note and pledged assets with a fair market value of $925,000 as of March 31, 2008 as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated FIN 46R and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $125,000 as of March 31, 2008 and $100,000 as of June 30, 2008. The liability is classified as a current liability in accrued expenses in the Condensed Consolidated Balance Sheet.

Note 12. Acquisition

Contineo

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

On October 2, 2007, the Company made a $2.5 million cash investment in Contineo Systems, Inc. (“Contineo”), a Plano, Texas, based software development company, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license to certain Contineo software for an identified group of customers in North America in connection with the investment. The Company’s ownership is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. This investment provides the Company a 40% equity ownership in Contineo on a fully diluted basis. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed upon objectives are met and additional funding of $2.5 million is provided or upon a public offering exceeding $30 million.

The Company evaluated the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”), and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE. As the Company is the primary beneficiary, Contineo’s financial statements are currently fully consolidated and contributed a net loss of $446,000 or $(0.01) per share during the three months ended June 30, 2008. Contineo had approximately $1.3 million and $1.6 million of cash as of June 30, 2008 and March 31, 2008, respectively, which represents substantially all of the consolidated assets and is included in the cash and cash equivalent line on the Condensed Consolidated Balance Sheet.

Noran Tel

In January 2007, the Company acquired 100% of the common stock of Noran Tel, Inc. (“Noran Tel”) located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. The purchase price for Noran Tel was $5.5 million USD ($6.5 million CND), with a potential earn-out of an additional $3.7 million USD ($3.8 million CND) if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009 and any earn-out would be considered additional purchase consideration.

In accordance with SFAS No. 141, the purchase price of $5.5 million USD was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill.

iLinc

In June 2008, the Company paid $175,000 to acquire certain assets and liabilities from iLinc, an enhanced voice/data services provider. Additional amounts will be paid to iLinc in the form of a monthly earn out over a period of 24 months from the closing date based on the greater of a) 25% of the net earned revenue from certain customers; or b) $10,000 per month.

Note 13. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes.  The impact of discrete items is recognized in the quarter in which they occur.

In the quarter ended June 30, 2008, the Company recorded tax expense of $27,000 using an effective rate of 0.5%.  In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company is providing for a full valuation allowance against deferred tax assets and will continue to reassess realizability going forward.  No discrete items were recorded in the quarter.

In the quarter ended June 30, 2007, the Company recorded a $261,000 tax benefit from continuing operations and a $177,000 tax benefit from discontinued operations, using an effective rate of 35.5% based on the

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

projected loss for the year.

Note 14. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies (“SAB No. 92”), of $3.3 million in the quarter ended June 30, 2007 related to the probable settlement of a claim to recover product warranty costs for non-conforming product from a vendor incurred by the Company. This recovery offsets $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the statement of operations. As of June 30, 2007, the receivable for this settlement is recorded in other current assets on the Condensed Consolidated Balance Sheet. In September 2007, a settlement agreement was reached. The Company received the entire $3.3 million settlement by January 2008.

Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the Hyperedge acquisition date, but was not recorded or disclosed to the Company prior to acquisition. As of June 30, 2007, the liability is shown as a current liability in the accrued expenses line on the Condensed Consolidated Balance Sheet. During the quarter ended December 31, 2007, the Company recorded an additional net expense of $300,000 related to this probable future settlement. Probable recovery using guidance under SAB No. 92 comprised of an increase in the settlement loss of $1.0 million offset by a probable recovery of $0.7 million from former shareholders of HyperEdge. In January 2008, settlement agreements were finalized with both parties for the amounts recorded as of December 31, 2007.

Note 15. Fair Value Measurements

As described in Note 1, on April 1, 2008, the Company adopted SFAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•

Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs with the exception of the note payable guarantee described in Note 11 which is measured using Level 3 inputs.

Note 16. New Accounting Pronouncements

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008 (Unaudited)

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

In the CNE equipment segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine™, ProLine™, VersaLink™, and TriLink™, which are targeted at the home networking, SOHO and small business markets The Company has multiple evaluations and is entering trials for TriLink™, TriLink™ IMS and UltraLine™ Series 3. The Company has increased its focus and marketing efforts on new customers such as MSOs and wireless carriers and is currently participating in field trials at one of the largest MSOs in North America. The Company received orders for over $14 million from Verizon for the UltraLine Series3 gateway. This product is used in Verizon’s FiOS fiber to the home product offering.

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

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England due to several years of operating losses and an increased effort to focus on the core businesses of the Company.  All employees have been severed and the facility has been closed.  The Company recorded $214,000 of additional severance expense and $277,000 to write down assets in the quarter ended June 30, 2008.  Westell Limited is shown as discontinued operations in the statement of operations.

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

Results of Operations

Below is a table that compares equipment and services revenue for the three months ended June 30, 2008 and June 30, 2007 by product line.

Revenue	Three months ended June 30,

(in thousands)	2008	%	2007	%	Change

Consolidated revenue	$ 38,058	100%	$ 58,401	100%	$ (20,343)
Telecom equipment revenue:
CNE	10,666	28.0%	31,097	53.2%	(20,431)
OSPlant Systems	14,882	39.1%	13,757	23.6%	1,125
Total equipment revenue	25,548	67.1%	44,854	76.8%	(19,306)
Telecom services revenue	12,510	32.9%	13,547	23.2%	(1,037)

CNE revenue decreased due to an overall unit sales decline of 59% in the June 2008 quarter compared to the same quarter last year due to the loss of BellSouth as a customer and less demand for legacy products. Average selling price decreased by 18.6% in the three month period ended June 30, 2008 compared to June 30, 2007. VersaLinkTM product represented 39% of CNE unit sales in the three month period ended June 30, 2008 compared to 34% in the three month period ended June 30, 2007. The VersalinkTM product has a higher average selling price per unit than modems.

OSPlant Systems revenue increased by 8% in the three month period ended June 30, 2008 compared to June

30, 2007 due to stronger demand for OSPlant products. Revenue in the services segment decreased by 7.6% in the three month period ended June 30, 2008 compared to June 30, 2007 due to decreased call minutes.

Gross Margin	Three months ended June 30,

	2008	2007	Change

Consolidated Margin	33.8%	30.7%	3.1%
Telecom equipment Margin	28.4%	24.8%	3.6%
Telecom services Margin	44.7%	50.3%	(5.6)%

Gross margin increased as a percent of revenue in the equipment segment in the quarter ended June 30, 2008 compared to the same period last year due primarily to the mix of product sales. The OSPlant products, which are higher margin products, make up 58% of the equipment segment revenue in the three months ended June 30, 2008 compared to 31% in the June 30, 2007 quarter. ProlineTM average price declined by approximately 25% and VersalinkTM average price declined by approximately 18% in the three month period ended June 30, 2008 compared to June 30, 2007. ProlineTM average cost declined by approximately 20% and VersalinkTM average cost declined by approximately 9% in the three month period ended June 30, 2008 compared to June 30, 2007. Additionally, in the quarter ended June 30, 2007, the Company recorded $475,000 of additional depreciation related to the change in estimated useful life of manufacturing equipment that will no longer be needed by the Company after the implementation of its outsourcing strategy.

Sales and Marketing	Three months ended June 30,

(in thousands)	2008	2007	Change

Consolidated sales and marketing expense	$ 6,489	$ 4,526	$ 1,963
Telecom equipment sales and marketing expense	3,817	1,832	1,985
Telecom services sales and marketing expense	2,672	2,694	(22)

The sales and marketing expense increase in the equipment segment was due primarily to a $3.3 million gain recorded in the quarter ended June 30, 2007 related to a recovery of product warranty costs for non-conforming product from a vendor. This gain was offset in part by $600,000 in related expenses incurred during the quarter. Excluding this net gain, the sales and marketing expense in the equipment segment decreased by $715,000 in the three months ended June 30, 2008 as compared to the quarter ended June 30, 2007. This decrease was primarily due to reduced outside warranty costs and less expense related to trade shows as compared to the quarter ended June 30, 2007. Sales and marketing expense were flat in the Company’s services segment when comparing the three months ended June 30, 2008 to the same period last year. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development	Three months ended June 30,

(in thousands)	2008	2007	Change

Consolidated research and development expense	$ 5,634	$ 5,738	$(104)
Telecom equipment R&D expense	5,070	5,145	(75)
Telecom services R&D expense	564	593	(29)

Research and development expenses in the equipment segment decreased by $75,000 in the quarter ending June 30, 2008 compared to the same period in fiscal year 2007. Personnel related expenses decreased by approximately $1.4 million in the 2008 quarter which was offset by increases in R&D technology software and outside consulting expense of $878,000 and $290,000 of research expenses incurred at Contineo. Research and development expenses in the Company’s services segment were flat in the quarter ended June 30, 2008 as compared to the same period from the prior year.

General and Administrative	Three months ended June 30,

(in thousands)	2008	2007	Change

Consolidated general and administrative expense	$ 5,485	$ 5,158	$327
Telecom equipment G&A expense	3,497	3,242	255
Telecom services G&A expense	1,988	1,916	72

The increase in general and administrative expense in the equipment segment in the first quarter end June 30,

2008 compared to the same period in fiscal year 2008 is due primarily to $991,000 in legal expenses primarily related to the previously announced SEC investigation which was offset in part by a reduction of $626,000 in outside consulting expenses incurred in the 2007 period to assist the Company to implement its outsourcing strategy. The increase in general and administrative expense in the services segment in the first quarter end June 30, 2008 compared to the same periods in fiscal year 2008 is due primarily to a 6% increase in general and administrative employees in the current period.

Restructuring The Company recorded a restructuring expense of $3,857,000 in the quarter ended June 30, 2007. This charge included personnel costs relating to the termination of 386 employees at Westell Inc. and related legal and other expenses. A $58,000 reversal was recorded in the period ended June 30, 2008 to record a change in estimate for related severance and outplacement.

Intangible amortization Intangible amortization was $459,000 and $456,000 for the three months ended June 30, 2008 and 2007, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net was $347,000 and $979,000 in the three months ended June 30, 2008 and 2007, respectively. Interest income was lower in the June 30, 2008 quarter compared to the June 30, 2007 quarter due to a decrease in investments and reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company recorded a valuation allowance to fully reserve for tax benefits generated in the quarter and recorded a $27,000 tax expense in the three month period ended June 30, 2008 using an effective tax rate of .0.5% based on the projected loss for the year. The Company will continue to reassess realizability of the deferred tax assets going forward. In the quarter ended June 30, 2007, the Company recorded a $261,000 of income tax benefit from continued operations and a $177,000 tax benefit from discontinued operations, using an effective tax rate of 35.5%.

Liquidity and Capital Resources

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility in an amount up to $40 million that expires on June 30, 2009. There were no borrowings under this facility as of June 30, 2008.

Any obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. Any proceeds from the revolving loans would be used for working capital purposes, acquisitions and for other general corporate purposes. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. Currently the revolving loans under the Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (“LIBOR”) plus 1.5% or an alternative base rate, which is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans.

The Credit Agreement contains financial covenants that include a minimum Fixed Charge Coverage Ratio, a minimum tangible net worth test, a total leverage ratio test (consolidated total debt to EBITDA), and a limitation on capital expenditures for any fiscal year. Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was not in compliance with these covenants based on the results for the quarter ended June 30, 2008.

On August 7, 2008, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment reduced the loan facility from $40 million to $25 million and waived covenant violations for the quarter ended June 30, 2008. The Company is currently negotiating a new credit facility and anticipates a new agreement to be in place by September 30, 2008.

At June 30, 2008, the Company had $58.6 million in cash and cash equivalents, excluding the $1.3 of Contineo cash, consisting primarily of the highest rated grade corporate commercial paper.

The Company’s operating activities used $7.5 million of cash in the three month period ended June 30, 2008. Cash used by operations resulted primarily from the reduction of accrued compensation that resulted from the payout of severance, annual bonuses and the settlement of the rabbi trust fund to fully pay the deferred compensation liability.

The Company’s investing activities provided $1.5 million for the three month period ended June 30, 2008, primarily from the sale of the rabbi trust fund investment to fully pay the deferred compensation liability. This funding was partially offset by $1.2 million of capital expenditures for the three months ended June 30, 2008. The capital expenditures in the equipment segment were $846,000 and were primarily for research and development equipment purchases. The services segment capital expenditures were $359,000. These expenditures were primarily for computer and telecom bridge equipment.

At June 30, 2008, the Company’s principle sources of liquidity were $58.6 million of cash, which excludes $1.3 million of Contineo cash, and the secured revolving credit facility under which the Company was eligible to borrow up to an additional $40 million, subsequently reduced to $25 million. Cash in excess of operating requirements, if any, is normally invested on a short-term basis primarily in the highest rated grade commercial paper. The Company believes cash on hand and generated from operations will satisfy its future cash requirements for at least the next twelve months.

The Company had deferred tax assets of approximately $65.8 million at June 30, 2008. The Company has recorded a valuation allowance reserve of $59.3 million to reduce the recorded net deferred tax asset to $6.5 million. The remaining deferred tax asset is entirely offset by related FIN 48 reserves.

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

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of June 30, 2008, there were no material changes to the information provided in ITEM 7A on the Company’s Annual Report on Form 10-K for fiscal year 2008 other than in the first quarter of fiscal 2009 the Company decided to cease operations in its Westell Limited subsidiary located in Baskinstoke, England.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit 10.1

Employment Agreement dated July 8, 2008 by and among Westell Technologies, Inc, Westell, Inc. and Bernard F. Sergesketter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2008.)

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

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 11, 2008	By: /s/ BERNARD F. SERGESKETTER
BERNARD F. SERGESKETTER
Chief Executive Officer

By: /s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer