Form 10-Q
period 2008-09-30
WESTELL TECHNOLOGIES INC
filed 2008-11-10
CIK 1002135

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2008:

Class A Common Stock, $0.01 Par Value – 55,324,938 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	3
-	As of September 30, 2008 (Unaudited) and March 31, 2008

Condensed Consolidated Statements of Operations (Unaudited)	4
-	Three and six months ended September 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited)	5
-	Six months ended September 30, 2008 and 2007

Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risks	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	23

Items 3 Defaults Upon Senior Securities and 5 Other Information are not applicable and have been omitted.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	September 30, 2008 (Unaudited)	March 31, 2008
Assets
Cash and cash equivalents	$ 50,318	$ 65,747
Investments	--	2,602
Accounts receivable (net of allowance of $345 and $281, respectively)	19,078	19,498
Inventories	26,272	17,897
Prepaid expenses and other current assets	3,547	3,005
Total current assets	99,215	108,749
Property and equipment:
Machinery and equipment	26,045	25,581
Office, computer and research equipment	22,232	25,412
Leasehold improvements	9,387	9,471
	57,664	60,464
Less accumulated depreciation and amortization	49,042	51,712
Property and equipment, net	8,622	8,752
Goodwill	3,777	3,264
Intangibles, net	5,429	6,215
Deferred income tax asset and other assets	7,793	7,248
Total assets	$ 124,836	$ 134,228

Liabilities and Stockholders’ Equity
Accounts payable	$ 16,029	$ 10,145
Accrued expenses	6,666	9,552
Accrued compensation	4,429	9,630
Income tax payable	268	51
Deferred revenue	2,772	307
Current portion of long-term debt	54	--
Total current liabilities	30,218	29,685
Long-term debt	112	--
Deferred taxes	390	--
Other long-term liabilities	7,738	7,738
Total liabilities	38,458	37,423
Minority interest	3,353	3,310
Stockholders' equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 55,338,827 shares at September 30, 2008 and 56,695,724 shares at March 31, 2008	553	567
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at September 30, 2008 and March 31, 2008	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding – none	--	--
Additional paid-in capital	396,442	394,930
Treasury stock at cost – 1,557,919 shares at September 30, 2008 and 123,128 shares at March 31, 2008	(1,487)	(299)
Cumulative translation adjustment	776	926
Accumulated deficit	(313,406)	(302,776)
Total stockholders' equity	83,025	93,495
Total liabilities and stockholders' equity	$ 124,836	$ 134,228

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Telecom equipment revenue	$ 32,020	$ 46,395	$ 57,568	$ 91,248
Telecom services revenue	11,100	13,026	23,610	26,573
Total revenues	43,120	59,421	81,178	117,821

Cost of equipment sales	23,854	36,159	42,145	69,876
Cost of services	6,156	6,928	13,076	13,664
Total cost of goods sold	30,010	43,087	55,221	83,540

Gross margin	13,110	16,334	25,957	34,281
Operating expenses:
Sales and marketing	6,391	6,916	12,880	11,442
Research and development	5,487	5,388	11,121	11,126
General and administrative	6,067	5,096	11,552	10,254
Restructuring	2	286	(56)	4,143
Intangible amortization	458	457	917	913
Total operating expenses	18,405	18,143	36,414	37,878
Operating loss	(5,295)	(1,809)	(10,457)	(3,597)

Other income, net	219	924	566	1,903
Interest expense	(2)	--	(2)	(2)
Loss before income taxes, minority interest and discontinued operations	(5,078)	(885)	(9,893)	(1,696)
Income tax expense (benefit)	48	(326)	75	(587)
Minority interest	7	48	43	111
Net loss from continuing operations	(5,133)	(607)	(10,011)	(1,220)
Income (loss) from discontinued operations, net of tax benefit of $0 , $36, $0, and $213, respectively	24	(61)	(619)	(364)
Net loss	$ (5,109)	$ (668)	$ (10,630)	$ (1,584)

Basic and diluted net loss per common share:
Basic and diluted net loss from continuing operations	$ (0.07)	$ (0.01)	$ (0.14)	$ (0.02)
Basic and diluted net income (loss) from discontinued operations	0.00	(0.00)	(0.01)	(0.00)
Basic and diluted net loss per common share	$ (0.07)	$ (0.01)	$ (0.15)	$ (0.02)
Weighted-average number of common shares outstanding:
Basic and diluted	70,518	70,321	70,620	70,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (10,630)	$ (1,584)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,990	4,784
Gain on sale of fixed assets	(74)	--
Exchange rate (gain) loss	94	(116)
Restructuring	158	4,143
Deferred taxes	--	(987)
Minority interest	43	112
Stock based compensation	1,392	604
Changes in operating assets and liabilities:
Accounts receivable	266	1,883
Inventory	(8,410)	(4,345)
Prepaid expenses and other current assets	(562)	(3,126)
Other assets	(746)	(3)
Deferred revenues	2,476	--
Accounts payable and accrued expenses	2,898	(895)
Accrued compensation	(4,989)	(2,066)
Net cash used in operating activities	(15,094)	(1,596)

Cash flows from investing activities:
Purchases of property and equipment	(1,993)	(2,095)
Proceeds from the sale of equipment	90	--
Sale (purchase) of investments	2,602	(564)
Acquisition of a business	--	(22)
Net cash provided by (used in) investing activities	699	(2,681)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	166	(5)
Proceeds from stock purchase and option plans	121	324
Purchases of Treasury Stock	(1,202)	--
Tax benefit received on stock option exercises	--	72
Net cash provided by (used in) financing activities	(915)	391

Effect of exchange rate changes on cash	(119)	87
Net decrease in cash	(15,429)	(3,799)
Cash and cash equivalents, beginning of period	65,747	70,183
Cash and cash equivalents, end of period	$ 50,318	$ 66,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment, which is sold primarily to major telephone companies. Conference Plus, Inc. (“ConferencePlus”), a 91.5%-owned subsidiary, is a provider of teleconferencing, multipoint video conferencing, broadcast fax and web teleconferencing services to various customers. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc. In the first quarter of the fiscal year ending March 31, 2009 ("fiscal year 2009"), the Company decided to cease the operations of Westell Limited. Westell Limited is shown as discontinued operations in the Company's Condensed Consolidated Statement of Operations.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial position and the results of operations and cash flows at September 30, 2008 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2009.

New Accounting Standards Adopted

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarified the application of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS No. 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note 16 for additional information on the adoption of SFAS No. 157.

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

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. The adoption of EITF No. 07-3 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or net income as previously reported.

Note 2. Computation of Loss per Share

The computation of basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. In periods with a net loss, the basic loss per share equals the diluted loss per shares as all common stock equivalents are excluded from the diluted per share calculation, as they would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Six months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Net loss from continuing operations	$ (5,133)	$ (607)	$ (10,011)	$ (1,220)
Net income (loss) from discontinued operations	24	(61)	(619)	(364)
Net loss	$ (5,109)	$ (668)	$ (10,630)	$ (1,584)

Basic and diluted net loss per share from continuing operations	$ (0.07)	$ (0.01)	$ (0.14)	$ (0.02)
Basic and diluted net income (loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.00)
Basic and diluted net loss per share	$ (0.07)	$ (0.01)	$ (0.15)	$ (0.02)

Weighted-average basic shares outstanding	70,518	70,321	70,620	70,223
Effect of dilutive securities: stock options	--	--	--	--
Weighted-average diluted shares outstanding	70,518	70,321	70,620	70,223

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

Note 3. Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares through March 3, 2010. During the three months ended September 30, 2008, approximately 1.4 million shares were repurchased under this program with a weighted-average per share purchase price of $0.84. There is approximately $8.7 million remaining for additional share repurchases under this program as of September 30, 2008.

Note 4. Revolving Credit Agreements

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility that initially provides for borrowings up to $40 million. On August 7, 2008, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment reduced the loan facility from $40 million to $25 million. There were no borrowings under this facility at September 30, 2008. The Company cancelled the facility on November 5, 2008 as discussed below.

Any obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread, in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans, and the payment of the non-use fees is dependent on the Company’s leverage ratio. The revolving loans under the Credit Agreement would bear interest, at the Company’s option, at LIBOR plus 1.5% or an alternative base rate, which is the greater of the Bank of America prime rate or the Federal Funds rate plus 0.50%.

The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as other non financial covenants. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was not in compliance with these covenants based on its results for the quarter ended September 30, 2008. The Company and the lender were unable to come to mutually acceptable terms to amend the covenants or replace the facility and the Company notified the bank on November 5, 2008 that it was cancelling the facility. There were no borrowings under this facility at the time of cancellation. The Company is currently in negotiations to put a new credit facility in place.

Note 5. Restructuring Charge

In May 2007, the Company announced a plan to move substantially all of its Aurora, Illinois, manufacturing operations in the telecom equipment segment to offshore suppliers. In connection with this plan, the Company recorded a restructuring expense of $5.7 million in fiscal 2008 of which $286,000 and $4.1 million was recorded in the three and six months ended September 30, 2007, respectively. This charge included personnel costs related to the termination of 443 employees. The Company recorded a reversal of expense of $58,000 in the quarter ended June 30, 2008, related to a change in estimated severance and outplacement costs. As of September 30, 2008, $5.7 million of these costs have been paid leaving a remaining restructuring liability of approximately $6,000.

In the fourth quarter of fiscal 2008, the Company recorded restructuring expense of $504,000 at its Westell Limited subsidiary located in the United Kingdom for personnel costs related to the termination of six employees and an early lease termination cost for its facility. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary due to several years of operating losses and an increased effort to focus on the core businesses of the Company.  All remaining employees have been terminated and the facility has been closed.  The Company recorded $214,000 related to severance expense of the last 5 employees and $277,000 to write down assets in the quarter ended June 30, 2008. As of September 30, 2008, $471,000 has been paid leaving an unpaid balance of $247,000. Westell Limited is shown

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

as discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Previously, the Westell Limited subsidiary was shown in the telecom equipment segment. As of September 30, 2008, the net assets of Westell Limited were approximately $12,000. Restructuring charges and their utilization, all related to the telecom equipment segment, are summarized as follows:

(in thousands)	Employee related	Other costs	Total
Liability at March 31, 2008	$ 2,261	$ 123	$ 2,384
Charged (reversed)	179	(21)	158
Utilized	(2,284)	(5)	(2,289)
Liability at September 30, 2008	$ 156	$ 97	$ 253

Note 6. Interim Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and market strategies. They consist of:

1)	A telecommunications equipment provider of broadband transmission and local access network products and
2)	A multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, broadcast fax and multimedia teleconference services.

Performance of these segments is evaluated utilizing revenue, operating income and total asset measurements. The accounting policies of the segments are the same as those for Westell Technologies, Inc. Segment information for the three and six months ended September 30, 2007 and 2008, which excludes the impact of the Westell Limited discontinued operations, is as follows:

(in thousands)	Telecom Equipment	Telecom Services	Consolidated Total
Three months ended September 30, 2007
Revenues	$ 46,395	$ 13,026	$ 59,421
Operating income (loss)	(2,963)	1,154	(1,809)
Depreciation and amortization	2,042	413	2,455
Total assets	194,769	17,098	211,867

Three months ended September 30, 2008
Revenues	$ 32,020	$ 11,100	$ 43,120
Operating loss	(5,219)	(76)	(5,295)
Depreciation and amortization	1,052	438	1,490
Total assets	104,203	20,633	124,836

Six months ended September 30, 2007
Revenues	$ 91,248	$ 26,573	$ 117,821
Operating income (loss)	(6,376)	2,779	(3,597)
Depreciation and amortization	3,946	838	4,784
Total assets	194,769	17,098	211,867

Six months ended September 30, 2008
Revenues	$ 57,568	$ 23,610	$ 81,178
Operating income (loss)	(10,768)	311	(10,457)
Depreciation and amortization	2,110	880	2,990
Total assets	104,203	20,633	124,836

The reconciliation of operating loss for the reportable segments to loss before income taxes, minority interest

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

and discontinued operations is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2008	2007	2008	2007
Operating loss	$ (5,295)	$ (1,809)	$ (10,457)	$ (3,597)
Other income, net	219	924	566	1,903
Interest expense	(2)	--	(2)	(2)
Loss before income taxes, minority interest and discontinued operations	$ (5,078)	$ (885)	$ (9,893)	$ (1,696)

Note 7. Comprehensive Loss

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$ (5,109)	$ (668)	$ (10,630)	$ (1,584)
Other comprehensive loss: Foreign currency translation adjustment	(219)	469	(150)	1,023
Comprehensive loss	$ (5,328)	$ (199)	$ (10,780)	$ (561)

Note 8. Inventories

The components of inventories are as follows:

	September 30,	March 31,
(in thousands)	2008	2008
Raw material	$ 16,711	$ 10,569
Finished goods	12,047	10,618
Reserve for excess and obsolete inventory and net realizable value	(2,486)	(3,290)
	$ 26,272	$ 17,897

Note 9. Stock-based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan (“ESPP”).

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2008	2007	2008	2007
Stock-based compensation expense	$ 1,017	$ 146	$ 1,392	$ 604
Income tax benefit	--	(51)	--	(213)
Total stock-based compensation expense after taxes	$ 1,017	$ 95	$ 1,392	$ 391

Stock-based compensation for the three and six months periods ended September 30, 2008 is higher than the same periods of the prior year primarily due to an increase in stock-based compensation for the accelerated

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

vesting of a prior CEO’s restricted stock during July 2008. Additionally, stock-based compensation for the three and six months periods ended September 30, 2007 is lower than the same periods of the current year due to an increase in the estimated forfeiture rate during those periods of fiscal 2007.

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 available for issuance as of September 30, 2008.

Note 10. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to two years for Customer Network Solutions (“CNS”) (formerly Customer Networking Equipment or “CNE”) products and up to seven years for Outside Plant Systems (“OSPlant Systems”) products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Condensed Consolidated Balance Sheets as accrued expenses and other long-term liabilities, respectively. As a result of a specific warranty issue with a non-conforming product from a vendor, the Company recorded $1.1 million of product warranty expense during fiscal year 2007 and an additional $600,000 in the quarter ended June 30, 2007. During the second quarter of fiscal 2008, this warranty issue was settled (See Note 15 Contingencies for further information). There was no warranty reserve related to this product warranty issue as of September 30, 2008 or 2007.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2008	2007	2008	2007
Total product warranty reserve at the beginning of the period	$ 787	$ 2,923	$ 932	$ 2,664
Warranty expense	114	373	124	1,021
Deductions	(58)	(1,693)	(213)	(2,082)
Total product warranty reserve at the end of the period	$ 843	$ 1,603	$ 843	$ 1,603

Note 11. Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The Rabbi trust qualifies as a variable interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”) and as such is consolidated in the Company's financial statements. As of September 30, 2007, approximately $2.5 million had been funded into the Rabbi trust, which is presented in the investments line of the Condensed Consolidated Balance Sheet as of March 31, 2008. The Company recorded a $2.5 million liability to accrue for the deferred compensation liability, which is shown as a current liability in the accrued compensation line on the Condensed Consolidated Balance Sheet as of March 31, 2008. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

Note 12. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.1 million as of September 30, 2008.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

Certain owners of Enginuity personally guaranteed the note and pledged assets with a fair market value of $925,000 as of March 31, 2008 as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender.

The Company evaluated the FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”) and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and, therefore, consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $125,000 as of March 31, 2008 and $100,000 as of September 30, 2008. The liability is classified as a current liability in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 13. Acquisition

Contineo

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

Pursuant to FIN No. 46R, the Company concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE. As the Company is the primary beneficiary, Contineo’s results of operations, which reflect a net loss of $388,000 or $(0.01) and $834,000 or $(0.01) per share during the three and six months ended September 30, 2008, respectively, are consolidated in the Company’s financial statements. Contineo had approximately $925,000 and $1.6 million of cash as of September 30, 2008 and March 31, 2008, respectively, which represents substantially all of its assets and is included in the cash and cash equivalent line on the Condensed Consolidated Balance Sheets.

Noran Tel

In January 2007, the Company acquired 100% of the common stock of Noran Tel, Inc. (“Noran Tel”) located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. The purchase price for Noran Tel was $5.5 million USD ($6.5 million CND), with a potential earn-out of an additional $3.6 million USD ($3.8 million CND) if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009, and any earn-out would be considered additional purchase consideration.

In accordance with SFAS No. 141, the purchase price of $5.5 million USD was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

iLinc

In June 2008, the Company paid $175,000 to acquire certain assets and liabilities from iLinc, an enhanced voice/data services provider. Additional amounts will be paid to iLinc in the form of a monthly earn-out over a period of 24 months from the closing date based on the greater of a) 25% of the net earned revenue from certain customers; or b) $10,000 per month.

Goodwill and Intangible Assets

As the current economic environment is a potential indicator that goodwill and/or intangibles could be impaired, the Company will test these assets for impairment during the third fiscal quarter.

Note 14. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes.  The impact of discrete items is recognized in the quarter in which they occur.

For the three and six months ended September 30, 2008, the Company recorded tax expense of $48,000 and $75,000, respectively, which results in a cumulative effective rate of 0.8%.  In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income.  As a result of this assessment, except for the purposes of its Canadian operations at Noran Tel, the Company is providing for a full valuation allowance against deferred tax assets and will continue to reassess realizability going forward.  No discrete items were recorded in the three and six months ended September 30, 2008.

In the three months ended September 30, 2007, the Company recorded tax benefits from continuing operations of $326,000 and $36,000 from discontinued operations. In the six months ended September 30, 2007, the Company recorded tax benefits from continuing operations of $587,000 and $213, 000 from discontinued operations, using a cumulative effective tax rate of 35.2% based on the projected loss for the year.

Note 15. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies (“SAB No. 92”), of $3.3 million in the quarter ended June 30, 2007 related to the probable settlement of a claim to recover product warranty costs incurred by the Company for non-conforming product from a vendor. This recovery offsets $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the Condensed Statements of Operations. In September 2007, a settlement agreement was reached. The Company received the entire $3.3 million settlement by January 2008.

The Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the HyperEdge acquisition date, but was not recorded or disclosed to the Company prior to the acquisition. During the quarter ended December 31, 2007, the Company recorded an additional net expense of $300,000 related to this probable future settlement. Probable recovery using guidance under SAB No. 92 comprised of an increase in the settlement loss of $1.0 million offset by a probable recovery of $0.7 million from former shareholders of HyperEdge. In January 2008, settlement agreements were finalized with both parties for the amounts recorded as of December 31, 2007.

Note 16. Fair Value Measurements

As described in Note 1, on April 1, 2008, the Company adopted SFAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs with the exception of the note payable guarantee described in Note 12 which is measured using Level 3 inputs.

Note 17. New Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP No. 133-1 and FIN No. 45-4”).  FSP No. 133-1 and FIN No. 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP No. 133-1 and FIN No. 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2008, the FASB issued a final FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). FSP No. 142-3 will be effective for fiscal years beginning after December 15, 2008, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”) , to require enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This Statement establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of SFAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“SFAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This Statement establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. SFAS No. 160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the provisions of SFAS No. 160 and believes the adoption of SFAS No. 160 will not have a material impact on the Consolidated Financial Statements.

Note 18. Subsequent Event

The Company initiated an additional reduction in force in October relating to both the equipment and the services segment.  As a result of these actions, the Company will record approximately $900,000 of employee termination costs in the third fiscal quarter ending December 31, 2008.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is comprised of two segments: telecommunications equipment provider of broadband transmission and local access network products and teleconference services bureau. The telecommunications equipment provider segment consists of two product lines: Customer Network Solutions (“CNS”) (formerly Customer Networking Equipment or “CNE”) products and Outside Plant Systems (“OSPlant Systems”) products. Westell realizes the majority of its revenues from the North American market.

The telecom service segment is comprised of a 91.5% owned subsidiary, Conference Plus, Inc. (“ConferencePlus”). ConferencePlus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

The telecom equipment segment of the Company’s business consists of two product lines, offering a broad range of products that facilitate the broadband transmission of high-speed digital and analog data between a telephone company's central office and end-user customers. These two product lines are:

•

CNS: The Company’s family of broadband products enables high-speed transport and networking of voice, data and video services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, and wireless infrastructures. Westell CNS is typically installed in consumer residences as a key component of a broadband service package.

•

OSPlant Systems: The Company’s OSPlant Systems product family consists of next generation outdoor cabinets, enclosures, power distribution, edge connectors, remote monitoring and ancillary network protection solutions. These solutions are ideal for wireless backhaul and service delivery to enterprise markets as well as wireless carrier, multi service operators (“MSOs”) and utility markets worldwide. The power distribution and remote monitoring solutions are provided through the Company’s Noran Tel subsidiary.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated applications such as voice over internet protocol (“VoIP”), in-premises networking; wireless/wireline convergence, IP multimedia subsystem (“IMS”) and fixed mobile convergence (“FMC”); video / IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the telecommunications market for revenues and

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNS equipment segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network, including the UltraLine™, ProLine™, VersaLink™, and TriLink™, which are targeted at the home networking, SOHO and small business markets. The Company has multiple evaluations and is entering trials for TriLink™ and TriLink™ IMS. The Company has increased its focus and marketing efforts on new customers such as MSOs and wireless carriers and is currently participating in field trials at one of the largest MSOs in North America. In the second fiscal quarter, the Company received orders for over $14 million from Verizon for the UltraLine Series3 gateway. This product is used in Verizon’s FiOS fiber to the home product offering. Shipments commenced in the second fiscal quarter. As this is a new product for the Company, revenue related to these shipments was deferred until units are installed at end customer sites and acceptance of the product is received by Verizon.

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

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England, due to several years of operating losses and an increased effort to focus on the core businesses of the Company.  All employees have been terminated and the facility has been closed.  The Company recorded $214,000 of additional severance expense and $277,000 to write down assets in the quarter ended June 30, 2008.  Westell Limited is shown as discontinued operations in the Condensed Consolidated Statements of Operations.

As previously disclosed, ConferencePlus was informed by its second largest customer that the customer intends to transfer all business to another conferencing provider. The transition by this customer occurred in the first fiscal quarter of 2009 and is substantially complete. The revenue from this customer was $9.6 million in fiscal year 2008.

In October 2008, the Company initiated an additional reduction in force relating to both the equipment and the services segment.  As a result of these actions, the Company will record approximately $900,000 of employee termination costs in the third fiscal quarter ending December 31, 2008.

Results of Operations

Below is a table that compares equipment and services revenue for the three and six months ended September 30, 2008 and 2007 by product line.

Revenue	Three months ended September 30,			Six months ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Consolidated revenue	$ 43,120	$ 59,421	$ (16,301)	$ 81,178	$ 117,821	$ (36,643)
Telecom equipment revenue:
CNS	17,150	32,089	(14,939)	27,816	63,186	(35,370)
OSPlant Systems	14,870	14,306	564	29,752	28,062	1,690
Total equipment revenue	32,020	46,395	(14,375)	57,568	91,248	(33,680)
Telecom services revenue	11,100	13,026	(1,926)	23,610	26,573	(2,963)

CNS revenue decreased due to an overall unit sales decline of 36% and 47% in the three and six months ended September 2008, respectively, compared to the same periods last year due primarily to the loss of BellSouth as a customer. Average selling price decreased by 16% and 18% in the three and six months ended September 30, 2008, respectively, compared to the same periods of last year. VersaLinkTM product

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

represented 41% and 40% of CNS unit sales in the three and six month periods ended September 30, 2008, respectively, compared to 32% and 33% in the three and six months ended September 30, 2007. The VersalinkTM product has a higher average selling price per unit than modems.

OSPlant Systems revenue increased by 4% and 6% in the three and six months ended September 30, 2008, respectively, compared to the same periods last year. Revenue in the services segment decreased by 15% and 11% in the three and six months ended September 30, 2008, respectively, compared to the same periods last year due to decreased call minutes related primarily to the loss of revenue from the second largest customer in that segment.

Gross Margin	Three months ended September 30,			Six months ended September 30,
	2008	2007	Change	2008	2007	Change
Consolidated margin	30.4%	27.5%	2.9%	32.0%	29.1%	2.9%
Telecom equipment margin	25.5%	22.1%	3.4%	26.8%	23.4%	3.4%
Telecom service margin	44.5%	46.8%	(2.3)%	44.6%	48.6%	(4.0)%

Gross margin increased as a percent of revenue in the equipment segment in the three and six months ended September 30, 2008, compared to the same periods last year due primarily to a higher mix of OSPlant product sales compared to CNS sales. Additionally, in the three and six months ended September 30, 2007, the Company recorded $598,000 and $1.1 million, respectively, of additional depreciation related to the change in estimated useful life of manufacturing equipment that was no longer needed by the Company after the implementation of its outsourcing strategy. Gross margin decreased as a percent of revenue in the service segment due to lower sales.

Sales and Marketing	Three months ended September 30,			Six months ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Consolidated sales and marketing expense	$ 6,391	$ 6,916	$ (525)	$ 12,880	$ 11,442	$ 1,438
Telecom equipment sales and marketing expense	3,934	4,153	(219)	7,772	6,002	1,770
Telecom services sales and marketing expense	2,457	2,763	(306)	5,108	5,440	(332)

Sales and marketing expense decreased $219,000 in the equipment segment in the three months ended September 30, 2008, due primarily to a $326,000 reduction in salary related expense. Sales and marketing expense in the equipment segment was approximately $1.8 million higher in the six months ended September 30, 2008 compared to the same period in fiscal 2008. The increase is primarily due to a $2.7 million net gain recorded in the equipment segment for the quarter ended June 30, 2007, related to a recovery of product warranty costs for non-conforming product from a vendor, offset in part by fiscal 2009 cost reductions of $942,000. The 2009 cost reductions were primarily due to a $502,000 reduction in salary related costs, $255,000 reduction in warranty costs and a $214,000 reduction in trade shows expenses. Sales and marketing expense decreased in the Company’s services segment when comparing the three and six months ended September 30, 2008, to the same periods last year due primarily to reduced salary related expense. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development (“R&D”)	Three months ended September 30,			Six months ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Consolidated R&D expense	$ 5,487	$ 5,388	$ 99	$ 11,121	$ 11,126	$ (5)
Telecom equipment R&D expense	4,928	4,801	127	9,998	9,946	52
Telecom services R&D expense	559	587	(28)	1,123	1,180	(57)

Research and development expenses in the equipment segment increased by $127,000 in the quarter ending September 30, 2008, compared to the same period last year. Personnel related expenses decreased by approximately $1.1 million in the 2008 quarter, which was offset by $437,000 from increases in R&D technology and software outside consulting expense, an increase of $274,000 in product certification and $267,000 of research and development expenses incurred at Contineo. Research and development expenses in the equipment segment increased by $52,000 in the six months ending September 30, 2008, compared to the

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

same period in fiscal year 2008. Personnel related expenses decreased by approximately $2.6 million in the 2008 quarter which was offset by a $788,000 increase in outside consulting expense, a $239,000 increase in product certification, a $431,000 increase in engineering software tools and $558,000 of research and development expenses incurred at Contineo. Research and development expenses in the Company’s services segment were flat in the quarter ended June 30, 2008, as compared to the same period from the prior year.

General and Administrative (”G&A”)	Three months ended September 30,			Six months ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Consolidated G&A expense	$ 6,067	$ 5,096	$ 971	$ 11,552	$ 10,254	$ 1,298
Telecom equipment G&A expense	4,063	3,503	560	7,560	6,745	815
Telecom services G&A expense	2,004	1,593	411	3,992	3,509	483

The $560,000 increase in general and administrative expense in the equipment segment in the quarter ended September 30, 2008, compared to the same period in fiscal year 2008 is due primarily to approximately $1.4 million in severance and stock based compensation from the accelerated vesting of restricted stock for the prior Chief Executive Officer. This was off set by a $490,000 reduction in outside consulting, a $429,000 reduction in personnel costs, and a $250,000 reduction in legal expense. General and administrative expense increased by $815,000 in the equipment segment in the six months ended September 30, 2008, when compared to the same period in fiscal year 2008. This increase is due to the $1.4 million severance stock based compensation from the accelerated vesting of restricted stock for Mr. Thomas Mader, the former Chief Executive Officer, and a $737,000 increase in legal expense related to the previously announced SEC investigation, which was offset by a reduction of $1.1 million in outside consulting expenses incurred in the 2007 period to assist the Company to implement its outsourcing strategy and a $763,000 reduction in personnel costs. The increase in general and administrative expense in the services segment in the three and six months ended September 30, 2008, compared to the same periods in fiscal year 2008 is due primarily to severance expense incurred during the quarter ended September 30, 2008 to align the segments cost structure with its revenue.

Restructuring The Company recorded a restructuring expense of $286,000 and $4.1 million in the three and six months ended September 30, 2007, respectively, as a result of outsourcing the manufacturing operations to from Aurora, Illinois, to offshore suppliers. These charges included personnel costs relating to the termination of 386 employees at Westell Inc. and related legal and other expenses. A $56,000 reversal was recorded in the six months ended September 30, 2008 to record a change in estimate for related severance and outplacement.

Intangible amortization Intangible amortization was $458,000 and $457,000 for the three months and $917,000 and $913,000 for the six months ended September 30, 2008 and 2007, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net, was $219,000 and $924,000 in the three months and $566,000 and $1.9 million in the six months ended September 30, 2008 and 2007, respectively. Interest income was lower in the June and September 2008 quarters compared to the June and September 2007 quarters due to a decrease in investments and reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, except for the purposes of its Canadian operations at Noran Tel, the Company recorded a valuation allowance to fully reserve for tax benefits generated in the three and six months ended September 30, 2008 and recorded a $48,000 and $75,000 tax expense in the three and six months ended September 30, 2008, respectively, using an effective tax rate of 0.8% based on the projected loss for the year. The Company will continue to reassess realizability of the deferred tax assets going forward. In the three and six months ended September 30, 2007, the Company recorded a income tax benefit from continuing operations of $326,000 and $587,000, respectively, using an effective tax rate of 35.2%.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

Liquidity and Capital Resources

The Company entered into a Second Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”). The Credit Agreement is a three-year revolving credit facility that initially provides for borrowings up to $40.0 million. On August 7, 2008, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment reduced the loan facility from $40 million to $25 million. There were no borrowings under this facility as of September 30, 2008. The Company cancelled the facility on November 5, 2008 as discussed below.

Any obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and substantially all of the assets of the Company. The interest rate spread in the case of London Interbank Offered Rate (“LIBOR”) and Base Rate loans and the payment of the non-use fees is dependent on the Company’s leverage ratio. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at the LIBOR plus 1.5% or an alternative base rate, which is the greater of the Bank of America prime rate or the Federal Funds rate plus 0.50%.

The Company is also required to pay a fee of 0.2% per annum on the unused portion of the revolving loans. The Credit Agreement contains financial covenants that include a minimum fixed charge coverage ratio, a minimum tangible net worth test, a total leverage ratio test (“consolidated total debt to EBITDA”), and a limitation on capital expenditures for any fiscal year, as well as, other non financial covenants. On December 28, 2007, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the definition of the “Applicable Margin” and added new definitions of “Adjusted EBITDA”, “Adjusted Fixed Charge Coverage” and “Total Debt to Adjusted EBITDA Ratio” and financial covenants pertaining to such new definitions. The Company was not in compliance with these covenants based on the results for the quarter ended September 30, 2008. The Company and the lender were unable to come to mutually acceptable terms to amend the covenants or replace the facility and the Company notified the bank on November 5, 2008 that it was cancelling the facility. There were no borrowings under this facility at the time of cancellation. The Company is currently in negotiations to put a new credit facility in place.

At September 30, 2008, the Company had $49.4 million in cash and cash equivalents, excluding the $900,000 of Contineo cash, consisting primarily of the highest rated money market funds recently backed by the government, certificates of deposit, commercial paper, and overnight Euro dollar sweep accounts.

The Company’s operating activities used $15.1 million of cash in the six months ended September 30, 2008. Cash used by operations resulted primarily from $10.6 million net losses, offset by non-cash depreciation and amortization of $3.0 million and stock-based compensation of $1.4 million and an $8.4 million increase in inventory. The increase in inventory was due to the anticipated increase in revenue and shipments of the Company’s UltraLine Series3 products.

The Company’s investing activities provided $0.7 million for the six months ended September 30, 2008, primarily from the sale of the Rabbi trust fund investment to fully pay the deferred compensation liability. This funding was partially offset by $2.0 million of capital expenditures for the three months ended September 30, 2008. The capital expenditures in the equipment segment were $1.2 million and were primarily for research and development equipment purchases. The services segment capital expenditures were $808,000. These expenditures were primarily for computer and telecom bridge equipment.

The Company’s financing activities used approximately $0.9 million for the six months ended September 30, 2008. This use of cash was primarily to fund the purchase the 1.4 million shares of treasury stock under the previously announced $10.0 millions share repurchase program.

At September 30, 2008, the Company’s principle source of liquidity was $49.4 million of cash, which excludes $900,000 of Contineo cash. Cash in excess of operating requirements, if any, is normally invested on a short-term basis primarily in the highest grade money market funds recently backed by the government, certificates of deposit, commercial paper, and overnight Euro dollar sweep accounts. In October of 2008, the Company’s excess cash was invested in the highest grade money market funds recently backed by the government and money market funds that hold assets primarily consisting of U.S. government obligations. The Company does not have any significant debt nor does it have any material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008 (Unaudited)

arrangements as of September 30, 2008 other than the Enginuity note described in Note 12 of the Condensed Consolidated Financial Statements. All of the Company’s future obligations, as disclosed in the contractual commitment table in the Form 10-K, are in the nature of operating leases and long-term telephone service commitments which the Company believes it can satisfy from cash on hand and generated from operations. The total value of future obligations as of September 30, 2008 is $83.1 million. The Company believes cash on hand and generated from operations will satisfy short-term and existing long-term liquidity requirements.

The Company had deferred tax assets of approximately $65.8 million at September 30, 2008. The Company has recorded a valuation allowance reserve of $59.3 million to reduce the recorded net deferred tax asset to $6.5 million. The remaining deferred tax asset is entirely offset by related FIN No. 48 reserves. Additionally, the Company has a recorded deferred tax liability of $0.4 million related to the Noran Tel acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of September 30, 2008, there were no material changes to the information provided in ITEM 7A on the Company’s Annual Report on Form 10-K for fiscal year 2008, other than in the first quarter of fiscal 2009, the Company decided to cease operations in its Westell Limited subsidiary located in Basingstoke, England.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk should be read in conjunction with other information provided in this report and with the risk factors discussed in Item 1A of the Company’s annual report on Form 10-K for the year ended March 31, 2008.

General economic conditions may affect the Company’s results.

Demand for the Company's products may be affected by economic conditions and consumer confidence. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items such as high speed broadband, which could affect the Company’s financial performance.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
July 1 - 31, 2008	89,300	$0.8525	89,300	$ 9,871,550
August 1 - 31, 2008	1,029,581	$0.8283	1,029,581	$ 9,018,760
September 1 - 30, 2008	315,910	$0.8659	315,910	$ 8,745,214

Total	1,434,791	$0.8381	1,434,791	$ 8,745,214

(a)	Average price paid per share excludes commissions.
(b)	In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10 million of its outstanding shares through March 3, 2010.

Subsequent to the expiration of the quarterly black out period through November 5, 2008, the Company repurchased an additional 531,600 shares under the authorized share repurchase program at a weighted- average purchase price of $0.33 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2008, the Company held its annual meeting of stockholders. The following directors were re-elected to serve until the annual meeting of stockholders in 2009:

Nominee	For	Withheld
John W. Seazholtz	99,236,886	8,236,086
Paul A. Dwyer	98,942,451	8,530,521
Eileen A. Kamerick	99,318,044	8,154,928
Robert C. Penny III	98,988,120	8,484,852
Roger L. Plummer	99,303,553	8,169,419
Melvin J. Simon	99,190,996	8,281,976

The stockholders approved a proposal to amend the Westell Technologies, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the Plan by 200,000 shares.

	For	Against	Abstain
Amend the Westell Technologies, Inc. Employee Stock Purchase Plan to increase shares available for issuance under the Plan	82,201,843	4,277,073	25,532

The stockholders approved a proposal to ratify the appointment of Ernst &Young LLP, independent auditors, as auditors for fiscal year ending March 31, 2009:

	For	Against	Abstain
Appointment of independent auditors	107,233,634	652,304	205,980

ITEM 6. EXHIBITS

Exhibit 10.1 First Amendment to Employment Agreement dated July 8, 2008 by and among Westell Technologies, Inc., Westell, Inc. and Bernard F. Sergesketter.

Exhibit 10.2 Second Amendment to the Second Amended and Restated Credit Agreement (incorporated herein by reference to Westell Technologies, Inc.’s Form 8-K filed on August 11, 2008).

Exhibit 10.3 Westell Technologies, Inc. – Employee Stock Purchase Plan (as amended) (incorporated herein by reference to the electronic copy filed with Westell Technologies, Inc.’s proxy statement on July 29, 2008).

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 10, 2008	By: /s/ BERNARD F. SERGESKETTER
BERNARD F. SERGESKETTER
Chief Executive Officer

By: /s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer