Form 10-Q
period 2008-12-31
WESTELL TECHNOLOGIES INC
filed 2009-02-09
CIK 1002135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 0-27266

Westell Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

750 North Commons Drive, Aurora, IL	60504
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code	(630) 898-2500

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” ‘large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☐, Accelerated Filer ☒, Non-Accelerated Filer ☐, Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 23, 2009:

Class A Common Stock, $0.01 Par Value – 54,153,640 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	3
-	As of December 31, 2008 (Unaudited) and March 31, 2008

Condensed Consolidated Statements of Operations (Unaudited)	4
-	Three and nine months ended December 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited)	5
-	Nine months ended December 31, 2008 and 2007

Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risks	24

Item 4. Controls and Procedures	24

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Items 3, 4 and 5 are not applicable and have been omitted.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meanings are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the United States economy and telecom market, the impact of competitive products or technologies, competitive pricing pressures, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions) and other risks more fully described in the Company’s Form 10-K for the fiscal year ended March 31, 2008 under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2008 (Unaudited)	March 31, 2008
Assets
Cash and cash equivalents	$ 43,843	$ 65,747
Investments	--	2,602
Accounts receivable (net of allowance of $345 and $281, respectively)	18,371	19,498
Inventories	21,587	17,897
Prepaid expenses and other current assets	5,517	3,005
Total current assets	89,318	108,749
Property and equipment:
Machinery and equipment	25,932	25,581
Office, computer and research equipment	22,287	25,412
Leasehold improvements	9,348	9,471
	57,567	60,464
Less accumulated depreciation and amortization	(49,847)	(51,712)
Property and equipment, net	7,720	8,752
Goodwill	2,028	3,264
Intangibles (net of accumulated amortization of $10,242 and $8,839, respectively)	4,856	6,215
Deferred costs	11,040	--
Deferred income tax asset and other assets	7,664	7,248
Total assets	$ 122,626	$ 134,228

Liabilities and Stockholders’ Equity
Accounts payable	$ 14,489	$ 10,145
Accrued expenses	6,148	9,552
Accrued compensation	3,551	9,630
Income tax payable	159	51
Deferred revenue	237	307
Current portion of long-term debt	83	--
Total current liabilities	24,667	29,685
Long-term debt	73	--
Deferred revenue – long-term	11,547	--
Other long-term liabilities	8,047	7,738
Total liabilities	44,334	37,423
Commitments and contingencies (Notes 14 and 16)	--	--
Minority interest	--	3,310
Stockholders' equity:
Class A common stock, par $0.01, authorized – 109,000,000 shares Issued and outstanding – 54,153,640 shares at December 31, 2008 and 56,695,724 shares at March 31, 2008	542	567
Class B common stock, par $0.01, authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at December 31, 2008 and March 31, 2008	147	147
Preferred stock, par $0.01, authorized – 1,000,000 shares Issued and outstanding – none	--	--
Additional paid-in capital	397,046	394,930
Treasury stock at cost – 2,729,217 shares at December 31, 2008 and 123,128 shares at March 31, 2008	(1,810)	(299)
Cumulative translation adjustment	(166)	926
Accumulated deficit	(317,467)	(302,776)
Total stockholders' equity	78,292	93,495
Total liabilities and stockholders' equity	$ 122,626	$ 134,228

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Telecom equipment revenue	$ 27,352	$ 30,701	$ 84,921	$121,950
Telecom services revenue	10,949	13,029	34,559	39,602
Total revenue	38,301	43,730	119,480	161,552

Cost of telecom equipment sales	20,146	22,684	62,292	92,561
Cost of telecom services	5,827	6,842	18,903	20,506
Total cost of goods sold	25,973	29,526	81,195	113,067

Gross margin	12,328	14,204	38,285	48,485
Operating expenses:
Sales and marketing	5,411	6,204	18,291	17,646
Research and development	4,169	5,596	15,290	16,722
General and administrative	4,220	5,986	15,772	16,240
Restructuring	808	176	752	4,319
Intangible amortization	486	461	1,403	1,374
Goodwill and intangible impairment	1,381	--	1,381	--
Total operating expenses	16,475	18,423	52,889	56,301
Operating loss	(4,147)	(4,219)	(14,604)	(7,816)

Other income, net	56	872	622	2,775
Interest expense	(2)	(7)	(4)	(9)
Loss before income taxes, minority interest and discontinued operations	(4,093)	(3,354)	(13,986)	(5,050)
Income tax expense (benefit)	(62)	(955)	13	(1,542)
Minority interest	31	37	74	148
Net loss from continuing operations	(4,062)	(2,436)	(14,073)	(3,656)
Income (loss) from discontinued operations, net of tax benefit of $0, $39, $0, and $252, respectively	1	(66)	(618)	(430)
Net loss	$ (4,061)	$ (2,502)	$ (14,691)	$ (4,086)

Basic and diluted net loss per common share:
Basic and diluted net loss from continuing operations	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.05)
Basic and diluted net income (loss) from discontinued operations	0.00	(0.00)	(0.01)	(0.01)
Basic and diluted net loss per common share	$ (0.06)	$ (0.04)	$ (0.21)	$ (0.06)
Weighted-average number of common shares outstanding:
Basic and diluted	69,228	70,453	70,156	70,299

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (14,691)	$ (4,086)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,421	6,384
Goodwill and intangible impairment	1,381	--
Gain on sale of equipment	(65)	(10)
Exchange rate loss (gain)	314	(144)
Restructuring	966	4,319
Deferred taxes	--	(2,212)
Minority interest	74	148
Stock based compensation	1,996	952
Changes in operating assets and liabilities:
Accounts receivable	794	9,318
Inventory	(3,982)	(4,265)
Prepaid expenses and other current assets	(2,574)	(2,486)
Deferred costs	(11,040)	--
Other assets	(509)	247
Accounts payable and accrued expenses	20	(6,188)
Accrued compensation	(5,746)	(2,722)
Deferred revenue	11,507	--
Net cash used in operating activities	(17,134)	(745)

Cash flows from investing activities:
Purchases of property and equipment	(2,089)	(3,142)
Proceeds from the sale of equipment	90	1,177
Sale (purchase) of investments	2,602	(595)
Acquisition of iLinc net assets	(175)	--
Acquisition of a business	--	(22)
Acquisition of minority interest	(3,650)	--
Net cash used in investing activities	(3,222)	(2,582)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	155	(5)
Proceeds from stock purchase and option plans	121	388
Purchases of treasury stock	(1,537)	--
Tax benefit received on stock option exercises	--	80
Net cash (used in) provided by financing activities	(1,261)	463

Effect of exchange rate changes on cash	(287)	119
Net decrease in cash	(21,904)	(2,745)
Cash and cash equivalents, beginning of period	65,747	70,183
Cash and cash equivalents, end of period	$ 43,843	$ 67,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment, which is sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest (Note 14). ConferencePlus is a provider of teleconferencing, multipoint video conferencing, and web teleconferencing services to various customers. Noran Tel, Inc. and Westell Limited are wholly owned subsidiaries of Westell, Inc. In the first quarter of the fiscal year ending March 31, 2009 ("fiscal year 2009"), the Company decided to cease the operations of Westell Limited. Westell Limited is shown as discontinued operations in the Company's Condensed Consolidated Statement of Operations.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at December 31, 2008 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2009.

New Accounting Standards Adopted

Effective December 31, 2008, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities (“VIE”). The purpose of this FSP is enhanced disclosures by public entities in understanding the extent of a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIE. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 14 for further discussion regarding our investment in Contineo, which is accounted for as a VIE.

In September 2008, the FASB issued FSP No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP No. 133-1 and FIN No. 45-4”).  FSP No. 133-1 and FIN No. 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

fiscal years that include those periods.  FSP No. 133-1 and FIN No. 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  As this statement only requires additional disclosures concerning derivatives and guarantees, the adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements.

In October 2008, the FASB issued FSP No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS No. 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note 17 for additional information on the adoption of SFAS No. 157.

Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should then be charged to expense. EITF No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods and early adoption of the provisions of the consensus is not permitted. The adoption of EITF No. 07-3 did not have an impact on the Company's Condensed Consolidated Financial Statements.

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended December 31,		Nine months ended December 31,
(in thousands, except per share amounts)	2008	2007	2008	2007

Net loss from continuing operations	$ (4,062)	$ (2,436)	$ (14,073)	$ (3,656)
Net income (loss) from discontinued operations	1	(66)	(618)	(430)
Net loss	$ (4,061)	$ (2,502)	$ (14,691)	$ (4,086)

Basic and diluted net loss per share from continuing operations	$ (0.06)	$ (0.04)	$ (0.20)	$ (0.05)
Basic and diluted net income (loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.01)
Basic and diluted net loss per share	$ (0.06)	$ (0.04)	$ (0.21)	$ (0.06)

Weighted-average basic shares outstanding	69,228	70,453	70,156	70,299
Effect of dilutive securities: stock options	--	--	--	--
Weighted-average diluted shares outstanding	69,228	70,453	70,156	70,299

Note 3. Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares through March 3, 2010. During the three and nine months ended December 31, 2008, approximately 1.2 million and 2.6 million shares, respectively, were repurchased under this program with a weighted-average per share purchase price of $0.29 and $0.59, respectively. There was approximately $8.4 million remaining for additional share repurchases under this program as of December 31, 2008.

Note 4. Revolving Credit Agreements

The Company had a revolving credit facility from June 30, 2006 to November 5, 2008. The Company was not in compliance with certain “adjusted EBITDA” and “total debt to adjusted EBITDA ratio” covenants based on its results for the quarter ended September 30, 2008. The Company and the lender were unable to come to mutually acceptable terms to amend the covenants or replace the facility and the Company terminated the facility with the lender. The Company did not borrow against this facility through its duration. The Company is currently in negotiations to put a new credit facility in place.

Note 5. Restructuring Charge

In May 2007, the Company announced a plan to move substantially all of its Aurora, Illinois, manufacturing operations in the Customer Network Solutions (“CNS”) and Outside Plant Systems (“OSPlant Systems”) telecom equipment segments to offshore suppliers. In connection with this plan, the Company recorded a restructuring expense of $5.7 million in fiscal 2008 of which $176,000 and $4.3 million was recorded in the three and nine months ended December 31, 2007, respectively. This charge included personnel costs related to the termination of 443 employees. The Company recorded a reversal of expense of $56,000 in the nine months ended December 31, 2008, related to a change in estimated severance and outplacement costs. As of December 31, 2008, all of these costs have been paid in full.

In the fourth quarter of fiscal 2008, the Company recorded restructuring expense of $504,000 at its Westell Limited subsidiary located in the United Kingdom for personnel costs related to the termination of six employees and an early lease termination cost for its facility. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary. All remaining employees were terminated and the facility was closed.  The Company recorded $214,000 related to severance expense for the last 5 employees and $277,000 to write down assets in the quarter ended June 30, 2008. As of December 31,

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

2008, $671,000 of the severance has been paid leaving an unpaid balance of $47,000. Westell Limited is shown as discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Previously, the Westell Limited subsidiary was shown in the telecom equipment segment. As of December 31, 2008, the net assets of Westell Limited were approximately $10,000.

The Company initiated an additional reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of these actions, the Company recorded employee termination costs in the third fiscal quarter ending December 31, 2008 of approximately $169,000 in the telecom services segment and $639,000 in the combined CNS and OSPlant Systems telecom equipment segment (see Note 6 for further information on segments). As of December 31, 2008, approximately $225,000 has been paid leaving an unpaid balance of $583,000.

Restructuring charges and their utilization, included in accrued expenses on the Condensed Consolidated Balance Sheet, are summarized as follows:

(in thousands)	Employee related	Other costs	Total
Liability at April 1, 2008	$ 2,261	$ 123	$ 2,384
Charged (reversed)	977	(11)	966
Utilized	(2,611)	(109)	(2,720)
Liability at December 31, 2008	$ 627	$ 3	$ 630

Note 6. Interim Segment Information

Historically, the Company has conducted its business within the following two reportable segments: telecom equipment and telecom services. Effective in the third quarter of fiscal 2009, the Company began reporting its financial information within the three reportable segments listed below.

CNS telecom equipment: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages.

OSPlant Systems telecom equipment: The Company’s OSPlant Systems product family consists of next generation “patent pending” outdoor cabinets, enclosures, power distribution, edge connectors (fiber, Ethernet and Coax), remote monitoring , T1 transmission plugs (for HiCap Services)and ancillary network protection solutions. These solutions are ideal for wireless backhaul, service delivery to business enterprise and smart grid applications. With its recent introduction of Customized Systems Integrations (“CSI”) service, Westell OSPlant Systems team now offers its customers with a one-stop-shop for complete turnkey solutions through third party contractors. Target customer include Wireline Service Providers, Multi-Service Operators (“MSOs”), Utility Providers and OEM Equipment Manufacturers worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada

Telecom services: The Company’s subsidiary ConferencePlus is a multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, and multimedia teleconference services.

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting of its telecom equipment business. In fiscal year 2008, the Company transitioned its internal manufacturing operations from Aurora, Illinois, to an outsourced model using offshore suppliers. The manufacturing entity, Westell Inc., reduced the number of employees from over 500 to its current level of 153. During fiscal year 2009, the chief operating decision maker (“CODM”), Westell’s Chief Executive Officer, implemented business unit financial reporting which changed reporting from telecom equipment to CNS and OSPlant. The underlying direct product costs, engineering and sales and marketing

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

costs of CNS and OSPlant are now segregated into separate cost centers for financial reporting purposes. In fiscal 2008, CNS and OSPlant Systems products were both manufactured in the Aurora manufacturing facility and shared significant resources that were not segregated for financial reporting. As a result, the Company determined that it is impracticable for the Company to restate prior periods to conform to the current operating segments. In order to provide comparable information to the prior year, the Company has combined the CNS and OSPlant segments (“combined segment” or “combined telecom equipment segment”) in the current year.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies on Form 10-K. We define segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Segment operating income (loss) excludes unallocated Westell Inc. G&A and restructuring charges.

Segment information for the three and nine months ended December 31, 2008 and 2007, which excludes the impact of the Westell Limited discontinued operations, is set forth below:

Revenue (in thousands)	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
CNS telecom equipment revenue	$ 14,996	$ 17,852	$ 42,813	$81,038
OSPlant telecom equipment revenue	12,356	12,849	42,108	40,912
Combined telecom equipment revenue	27,352	30,701	84,921	121,950
Telecom services revenue	10,949	13,029	34,559	39,602
Total revenue	$ 38,301	$ 43,730	$ 119,480	$ 161,552

Segment operating income (loss) and reconciliation to loss before income taxes, minority interest and discontinued operations (in thousands)	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
CNS telecom equipment segment loss	$ (3,167)	$ NA	$ (13,710)	$ NA
OSPlant telecom equipment segment income	1,340	NA	8,047	NA
Unallocated telecom equipment G&A and restructuring charges	(2,395)	NA	(9,327)	NA
Combined telecom equipment loss	(4,222)	(4,980)	(14,990)	(11,323)
Telecom services segment income	75	761	386	3,507
Operating loss	(4,147)	(4,219)	(14,604)	(7,816)
Other income, net	56	872	622	2,775
Interest expense	(2)	(7)	(4)	(9)
Loss before income taxes, minority interest and discontinued operations	$ (4,093)	$ (3,354)	$ (13,986)	$ (5,050)

Depreciation and amortization (in thousands)	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
CNS telecom equipment depreciation and amortization	$ 277	$ NA	$ 940	$ NA
OSPlant telecom equipment depreciation and amortization	520	NA	1,605	NA
Unallocated telecom equipment depreciation and amortization	173	NA	535	NA
Combined telecom equipment depreciation and amortization	970	1,177	3,080	5,123
Telecom services depreciation and amortization	461	423	1,341	1,261
Total depreciation and amortization	$ 1,431	$ 1,600	$ 4,421	$ 6,384

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

Total Assets (in thousands)	December 31, 2008	March 31, 2008
Combined telecom equipment assets	$ 103,755	$ 116,999
Telecom services assets	18,871	17,229
Total assets	$ 122,626	$ 134,228

The CNS and OSPlant telecom equipment segments use many of the same assets. For internal reporting purposes, we do not allocate all assets between the telecom equipment segments and therefore no asset or capital expenditure information by each of the telecom equipment segments is available. Combined telecom equipment information is provided above.

Note 7. Comprehensive Loss

The disclosure of comprehensive loss, which encompasses net loss and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2008	2007	2008	2007
Net loss	$ (4,061)	$ (2,502)	$ (14,691)	$ (4,086)
Other comprehensive income (loss): Foreign currency translation adjustment	(942)	61	(1,092)	1,084
Comprehensive loss	$ (5,003)	$ (2,441)	$ (15,783)	$ (3,002)

Note 8. Inventories

The components of inventories are as follows:

	December 31,	March 31,
(in thousands)	2008	2008
Raw materials	$ 11,877	$ 10,569
Finished goods	11,536	10,618
Reserve for excess and obsolete inventory and net realizable value	(1,826)	(3,290)
	$ 21,587	$ 17,897

Note 9. Stock-based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan (“ESPP”).

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2008	2007	2008	2007
Stock-based compensation expense	$ 604	$ 348	$ 1,996	$ 952
Income tax benefit	--	(85)	--	(298)
Total stock-based compensation expense after taxes	$ 604	$ 263	$ 1,996	$ 654

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

ESPP

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 of the Company’s common stock available for issuance as of December 31, 2008. Due to the current share price, the Company has not reopened this program for employees.

Note 10. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products. The specific terms and conditions of these warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current and long-term portion of the warranty reserve is presented on the Condensed Consolidated Balance Sheets as part of accrued expenses and other long-term liabilities, respectively. As a result of a specific warranty issue with a non-conforming product from a vendor, the Company recorded $1.1 million of product warranty expense during fiscal year 2007 and an additional $600,000 in the quarter ended June 30, 2007. During the second quarter of fiscal 2008, this warranty issue was settled (See Note 16 Contingencies for further information). There was no warranty reserve related to this product warranty issue as of December 31, 2008 or 2007.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2008	2007	2008	2007
Total product warranty reserve at the beginning of the period	$ 843	$ 1,603	$ 932	$ 2,664
Warranty expense	166	272	290	1,648
Deductions	(81)	(442)	(294)	(2,879)
Total product warranty reserve at the end of the period	$ 928	$ 1,433	$ 928	$ 1,433

Note 11. Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The Rabbi trust qualified as a variable interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”) and as such was consolidated in the Company's financial statements. As of December 31, 2007, approximately $2.5 million had been funded into the Rabbi trust, which is presented in the investments line of the Condensed Consolidated Balance Sheet as of March 31, 2008. The Company recorded a $2.5 million liability to accrue for the deferred compensation liability, which is shown as a current liability in the accrued compensation line on the Condensed Consolidated Balance Sheet as of March 31, 2008. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

Note 12. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.1 million as of December 31, 2008. Certain owners of Enginuity personally guaranteed the note and pledged assets with an estimated fair market value of $925,000 as of March 31, 2008 as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

amounts due under the note payable upon demand from the lender, however, the Company would have recourse against the assets of Enginuity and the personal guarantees.

The Company evaluated the FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”) and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and, therefore, consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $125,000 as of March 31, 2008 and $100,000 as of December 31, 2008. The liability is classified as a current liability in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 13. Deferred Revenue and Deferred Costs

Revenue recognition on equipment where software is incidental to the product as a whole generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated. Due to the technological advances inherent in the telecommunications industry, the Company must assess its revenue recognition policy as products technologically evolve. In doing so for the Ultraline Series3 products, the Company determined that embedded software is more than incidental to the product as a whole and therefore applied the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and all related interpretations.

Currently, the Ultraline Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (PCS) to maintain ongoing interoperability within the customer’s network. Although the product has been delivered to the customer, is installed and meets the customers current requirements, under SOP 97-2, multiple element arrangements that include software are separated into units of accounting when the following criteria are met: the functionality of the delivered elements is not dependent on the undelivered elements, there is vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements, and general revenue recognition criteria related to the delivered elements have been met. If any of these criteria are not met, revenue and related costs are deferred until the criteria are met or the last element has been delivered.

The Company was not able to establish VSOE for the specified future software enhancements and therefore deferred revenue recognition on these products until all of the criteria under SOP 97-2 are met. Once the revenue recognition criteria for the specified future software enhancements has been met and the only undelivered element is PCS, the Company intends to use the cumulative catch up method and ratably recognize revenue with related costs over the period during which the PCS services are to be performed.

Note 14. Acquisitions

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

Pursuant to FIN No. 46R, the Company concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE. The Company is the primary beneficiary as it is the sole source of start-up funding. Contineo’s results of operations, which reflect a net loss of $355,000 or $0.01 per share and $1.2 million or $0.02 per share during the three and nine months ended December 31, 2008, respectively, and a net loss of $457,000 or $0.01 per share during the three and nine months ended December 31, 2007 are consolidated in the Company’s financial statements. Contineo had approximately $462,000 and $1.6 million of cash as of December 31, 2008 and March 31, 2008, respectively, which represents substantially all of its assets and is included in the cash and cash equivalents line on the Condensed Consolidated Balance Sheets. The creditors of Contineo have no recourse to the general credit of the Company.

Noran Tel

In January 2007, the Company acquired 100% of the common stock of Noran Tel, Inc. (“Noran Tel”) located in Regina, Saskatchewan. Noran Tel is a manufacturer of transmission, power distribution and remote monitoring products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. The purchase price for Noran Tel was $5.5 million USD ($6.5 million CND), with a potential earn-out of an additional $2.9 million USD ($3.5 million CND) if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009, and any earn-out would be considered additional purchase consideration.

In accordance with SFAS No. 141, the purchase price of $5.5 million USD was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill.

The Company performed an interim impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) during the December 2008 quarter as the recent adverse economic environment was a potential indicator that goodwill and/or intangibles could be impaired. A two-step approach was used to test goodwill for impairment for each reporting unit. The first step tests for impairment by comparing the fair value of each reporting unit to its carrying value, including goodwill. The second step, which was necessary for the Noran Tel reporting unit, measured the amount of impairment by comparing the implied fair value of goodwill determined to the carrying value of goodwill. The fair value of each reporting unit was estimated using a discounted cash flow methodology. As a result of the interim test, a charge of approximately $1.4 million was recorded during the quarter ended December 31, 2008 to write down goodwill and intangible assets allocated to the Noran Tel reporting unit, which is included in the OSPlant Systems telecom equipment segment.

iLinc

In June 2008, ConferencePlus paid $175,000 to acquire certain assets and liabilities from iLinc, an enhanced voice/data services provider. Additional amounts will be paid to iLinc in the form of a monthly earn-out over a period of 24 months from the closing date based on the greater of a) 25% of the net earned revenue from certain customers; or b) $10,000 per month. The earn-out is recognized in cost of telecom services in the statement of operations as earned. The earn-out was approximately $51,000 and $110,000 for the three and nine months ended December 31, 2008, respectively.

ConferencePlus Minority Interest

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with SFAS No. 141, the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date and established a customer relationship intangible asset valued at approximately $266,000. This intangible asset will be amortized over a 5 year life and tested for impairment in accordance with SFAS No. 144.

Note 15. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes.  The impact of discrete items is recognized in the quarter in which they

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

occur.

For the three months ended December 31, 2008, the Company recorded tax benefit of $62,000 and for the nine months ended December 31, 2008 the Company recorded tax expense of $13,000, which results in a cumulative effective rate of 0.1%.  In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income.  As a result of this assessment, the Company is providing for a full valuation allowance against deferred tax assets and will continue to reassess realizability going forward. During the three and nine months ended December 31, 2008, the Company recorded a discrete item as it relates to the impairment of goodwill at Noran Tel, however no tax benefit was recorded, as goodwill charges are not tax deductible.

In the three months ended December 31, 2007, the Company recorded tax benefits from continuing operations of $955,000 and $39,000 from discontinued operations. In the nine months ended December 31, 2007, the Company recorded tax benefits from continuing operations of $1,542,000 and $252,000 from discontinued operations, using a cumulative effective tax rate of 31.3% based on the projected loss for the year.

Note 16. Contingencies

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies (“SAB No. 92”), of $3.3 million in the quarter ended June 30, 2007 related to the probable settlement of a claim to recover product warranty costs incurred by the Company for non-conforming product from a vendor. This recovery offset $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the Condensed Statements of Operations. In September 2007, a settlement agreement was reached with the vendor and the Company received the entire $3.3 million settlement by January 2008.

The Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a purchase agreement that was outstanding as of the HyperEdge acquisition date. This purchase agreement was not recorded or disclosed to the Company prior to the acquisition. During the quarter ended December 31, 2007, the Company recorded an additional net expense of $300,000 related to this probable future settlement. The Company used guidance under SAB No. 92 and recorded a probable recovery comprised of an increase in the settlement loss of $1.0 million offset by a probable recovery of $0.7 million from former shareholders of HyperEdge. In January 2008, settlement agreements were finalized with both parties for the amounts recorded as of December 31, 2007.

Note 17. Fair Value Measurements

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs with the exception of the note payable guarantee described in Note 12 which is measured using Level 3 inputs.

Note 18. New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement to have an impact on the Company’s Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), to require enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This Statement establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of SFAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“SFAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This Statement establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. SFAS No. 160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the provisions of SFAS No. 160 and believes the adoption of SFAS No. 160 will not have a material impact on the Company’s Consolidated Financial Statements.

Note 19. Subsequent Event and Related Party Transactions

Richard S. Gilbert has agreed to join Westell Technologies, Inc. (the “Company”) as its President and Chief

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008 (Unaudited)

Executive Officer and will also become a member of the Company’s board of directors effective February 23, 2009.

Mr. Gilbert, 56, served as President and Chief Executive Officer of Kineto Wireless (“Kineto”), a leading provider in Unlicensed Mobile Access technology as well as supporting products that are used to enable Fixed-Mobile Convergence since 2005. While Mr. Gilbert was President and Chief Executive Officer of Kineto, the Company entered into a Software License Agreement with Kineto, dated June 26, 2008, for a renewable license to use Kineto’s UMA/GAN client software and for related porting and maintenance support. In connection with the license agreement, the Company paid approximately $300,000 to Kineto, including a license fee of $150,000, a porting fee of $93,600 and a follow-on client service fee of $49,000. In addition, Kineto receives ongoing royalties. Mr. Gilbert currently holds vested stock options for approximately 2% of Kineto’s outstanding shares on a fully diluted basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting of its telecom equipment business. In fiscal year 2008, the Company transitioned its internal manufacturing operations from Aurora, Illinois, to an outsourced model using offshore suppliers. CNS and OSPlant Systems products were both manufactured in the Aurora manufacturing facility and shared significant resources. As a result of this reorganization, it is impracticable for the Company to restate prior periods to conform to the current operating segments. In order to provide comparable information to the prior year, the Company has combined the CNS and OSPlant segments in the current year. The Company realizes the majority of its revenue from the North American market.

The Company’s CNS products enable high-speed routing and networking of voice, data and video services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, and wireless infrastructures. Westell CNS products are typically installed in consumer residences as a key component of a broadband service package.

The Company’s OSPlant Systems product family consists of next generation “patent pending” outdoor cabinets, enclosures, power distribution, edge connectors (fiber, Ethernet and Coax), remote monitoring , T1 transmission plugs (for HiCap Services)and ancillary network protection solutions. These solutions are ideal for wireless backhaul, service delivery to business enterprise and smart grid applications. With its recent introduction of Customized Systems Integrations (“CSI”) service, Westell OSPlant Systems team now offers its customers with a one-stop-shop for complete turnkey solutions through third party contractors. Target customer include Wireline Service Providers, Multi-Service Operators (“MSOs”), Utility Providers and OEM Equipment Manufacturers worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The telecom service segment is comprised of its subsidiary Conference Plus, Inc. (“ConferencePlus”). During December 2008, the Company purchased the remaining 8.5% minority interest in ConferencePlus for $3.7 million and as a result, ConferencePlus is now a wholly owned subsidiary of the Company. ConferencePlus provides audio, video, and web conferencing services. Businesses and individuals use these services to hold voice, video or web conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and serves other customers indirectly through its private label reseller program.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria, and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing scale of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products.

The Company's customer base for its products is highly concentrated and comprised primarily of major U.S. telecommunications service providers (“telephone companies”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

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

The Company is focusing on expanding its product offerings in the equipment segment from basic high speed broadband to more sophisticated solutions including voice over internet protocol (“VoIP”), in-premises networking; wireless/wireline convergence, IP multimedia subsystem (“IMS”),fixed mobile convergence (“FMC”); video/IPTV and multifunctional broadband appliances. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNS equipment segment, the Company is focusing on solutions to address the needs of Broadband Service Providers, which include increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing copper networks, as well as, new fiber-based networks, including the UltraLine™, ProLine™, VersaLink™, and TriLink™ gateways., which are targeted at the home networking, and small business markets. The Company successfully shipped its UltraLine Series3 high-performance gateway supporting a major customer’s rollout of voice, high-speed internet and HDTV video services across the United States. This solution provides unique value in allowing for the cost effective routing and distribution of video-on-demand services within the home. The Company recently announced its Ultra Voice™ family of gateways targeted at providing new home services for wireless service providers.

The OSPlant Systems segment has introduced products and services that focus on customer diversification and has changed from being a Regional Bell Operating Company centric provider into a provider with new sales channels including Independent Operating Companies (“Ions”), Wireless Service Providers, MSOs, Utility Providers and OEM Manufacturers worldwide. The Company acquired 100% of the common stock of Noran Tel, Inc. on January 02, 2007. With the addition of Noran Tel, the Company has obtained market channels for some of its existing products, has added additional transmission products to offer in its existing sales channels and has gained new products in areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to compliment wireless, fiber, and Ethernet applications.

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England, due to several years of operating losses and an increased effort to focus on the core businesses of the Company.  All employees have been terminated and the facility has been closed.  The Company recorded $214,000 of additional severance expense and $277,000 to write down assets in the quarter ended June 30, 2008.  Westell Limited is shown as discontinued operations in the Company’s Condensed Consolidated Statements of Operations.

As previously disclosed, ConferencePlus was informed by its second largest customer that the customer intends to transfer all business to another conferencing provider. The transition by this customer occurred in the first fiscal quarter of 2009 and is substantially complete. The revenue from this customer was $9.6 million in fiscal year 2008.

The Federal Communications Commission (“FCC”) has recently determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus must pay Federal Universal Service Fund Fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus charges an administrative fee to recover the cost of providing these services. ConferencePlus recorded approximately $428,000 of revenue for FUSF related expenses, which are included in cost of telecom services, during the three months ended December 31, 2008.

In October 2008, the Company initiated an additional reduction in force relating to all three business segments. As a result of these actions, the Company recorded approximately $808,000 of employee termination costs in the third fiscal quarter ending December 31, 2008.

Results of Operations

Below is a table that compares revenue for the three and nine months ended December 31, 2008 and 2007 by segment.

Revenue	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2008	2007	Change	2008	2007	Change
CNS telecom equipment revenue	$ 14,996	$ 17,852	$ (2,856)	$ 42,813	$ 81,038	$ (38,225)
OSPlant Systems telecom equipment revenue	12,356	12,849	(493)	42,108	40,912	1,196
Telecom services revenue	10,949	13,029	(2,080)	34,559	39,602	(5,043)
Consolidated revenue	$ 38,301	$ 43,730	$ (5,429)	$ 119,480	$ 161,552	$ (42,072)

CNS revenue decreased in the three months ended December 31, 2008 due to a 19% unit volume decrease in its VersaLink products and approximately 15% decrease in average selling prices of its CNS products. This was partly offset by an 18% increase in unit volume of its Praline products that resulted in the Company commencing shipment of the Proline modem to AT&T in the third quarter of fiscal 2009. CNS revenue decreased in the nine months ended December 31, 2008 due a 35% unit sales decline and approximately 25% decrease in average selling prices of its products. The Company ceased shipping under a BellSouth contract in October of 2007. It commenced shipping to AT&T, BellSouth’s successor, in November 2008. The Company deferred $9.2 million and $11.5 million of CNS revenue in the three and nine month periods ended December 31, 2008, respectively, related primarily to UltraLine Series3 products as a result of accounting rules described in the critical accounting policies section below and deferred $8.9 million and $11.0 million of CNS costs.

OSPlant Systems revenue decreased by 4% due to overall lower units sales of product and increased by 3% in the three and nine months ended December 31, 2008, respectively, compared to the same periods last year.

Revenue in the services segment decreased by 16% and 13% in the three and nine months ended December 31, 2008, respectively, compared to the same periods last year due to decreased call minutes related primarily due to the previously disclosed loss of revenue from the second largest customer in that segment. During the three months ended December 31, 2008, ConferencePlus recognized approximately $428,000 of revenue for FUSF billings due to the recent FCC ruling discussed in the overview section.

Gross Margin	Three months ended December 31,			Nine months ended December 31,
	2008	2007	Change	2008	2007	Change
CNS telecom equipment margin	14.2%	NA	NA	12.5%	NA	NA
OSPlant Systems telecom equipment margin	41.1%	NA	NA	41.0%	NA	NA
Combined telecom equipment margin	26.3%	26.1%	0.2%	26.6%	24.1%	2.5%
Telecom services margin	46.8%	47.5%	(0.7)%	45.3%	48.2%	(2.9)%
Consolidated margin	32.2%	32.5%	(0.3)%	32.0%	30.0%	2.0%

Gross margin increased as a percent of revenue in the combined CNS and OSPlant telecom equipment segments in the three and nine months ended December 31, 2008, compared to the same periods last year due primarily to a higher mix of OSPlant product sales compared to CNS sales. Additionally, in the three and nine months ended December 31, 2007, the Company recorded $92,000 and $1.2 million, respectively, of additional depreciation related to the change in estimated useful life of manufacturing equipment that was no longer needed by the Company after the implementation of its outsourcing strategy. Gross margin decreased as a percent of revenue in the service segment due to lower sales.

Sales and Marketing (“S&M”)	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2008	2007	Change	2008	2007	Change
CNS telecom equipment S&M expense	$ 2,059	$ NA	$ NA	$ 7,042	$ NA	$ NA
OSPlant Systems telecom equipment S&M expense	1,242	NA	NA	4,031	NA	NA
Combined telecom equipment S&M expense	3,301	3,325	(24)	11,073	9,327	1,746
Telecom services sales and marketing expense	2,110	2,879	(769)	7,218	8,319	(1,101)
Consolidated sales and marketing expense	$ 5,411	$ 6,204	$ (793)	$ 18,291	$ 17,646	$ 645

Sales and marketing expense decreased $24,000 in the combined CNS and OSPlant Systems telecom equipment segments in the three months ended December 31, 2008, compared to the same period in fiscal 2008 due primarily to an increase of $267,000 for warranty costs off set by a $196,000 reduction in salary related expense and a $117,000 reduction in outside consulting. Sales and marketing expense in the equipment segments was approximately $1.7 million higher in the nine months ended December 31, 2008 compared to the same period in fiscal 2008. The increase is primarily due to a $2.7 million net gain recorded in the CNS telecom equipment segment for the quarter ended June 30, 2007, related to a recovery of product warranty costs for non-conforming product from a vendor, offset in part by fiscal 2009 cost reductions of $1.0 million. The fiscal 2009 cost reductions were primarily due to a $665,000 reduction in salary related costs, and a $264,000 reduction in trade show expense. Sales and marketing expense decreased in the Company’s services segment when comparing the three and nine months ended December 31, 2008, to the same periods last year due primarily to reduced salary related expense. The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development (“R&D”)	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2008	2007	Change	2008	2007	Change
CNS telecom equipment R&D expense	$ 3,109	$ NA	$ NA	$ 11,677	$ NA	$ NA
OSPlant Systems telecom equipment R&D expense	510	NA	NA	1,939	NA	NA
Combined telecom equipment R&D expense	3,619	5,048	(1,429)	13,616	14.993	(1,377)
Telecom services R&D expense	550	548	2	1,674	1,729	(55)
Consolidated R&D expense	$ 4,169	$ 5,596	$ (1,427)	$ 15,290	$ 16,722	$ (1,432)

Research and development expenses in the combined CNS and OSPlant Systems telecom equipment segments decreased by $1.4 million in the quarter ending December 31, 2008, compared to the same period last year. This decrease is primarily due to decreases in personnel related expense of approximately $895,000, engineering software tools expense of $200,000 and product certification expense of $90,000 in the 2008 quarter. Research and development expenses in the equipment segments decreased by $1.4 million in the nine months ending December 31, 2008, compared to the same period in fiscal year 2008. Personnel related expense decreased by approximately $3.4 million in the 2008 quarter, which was offset by a $738,000 increase in outside consulting expense, a $148,000 increase in product certification, a $232,000 increase in engineering software tools and $548,000 of research and development expenses incurred at Contineo, which is part of the CNS equipment segment. Research and development expenses in the Company’s services segment were flat in the three and nine months ended December 31, 2008, as compared to the same periods from the prior year.

General and Administrative (”G&A”)	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2008	2007	Change	2008	2007	Change
CNS telecom equipment G&A expense	$ 99	$ NA	$NA	$ 302	$ NA	$ NA
OSPlant Systems telecom equipment G&A expense	157	NA	NA	527	NA	NA
Unallocated telecom equipment G&A expense	1,780	NA	NA	8,768	NA	NA
Combined telecom equipment G&A expense	2,036	4,004	(1,968)	9,597	10,749	(1,152)
Telecom services G&A expense	2,184	1,982	202	6,175	5,491	684
Consolidated G&A expense	$ 4,220	$ 5,986	$ (1,766)	$ 15,772	$ 16,240	$ (468)

The $2.0 million decrease in general and administrative expense in the combined CNS and OSPlant Systems telecom equipment segment in the quarter ended December 31, 2008, compared to the same period in fiscal year 2008 is due primarily to a $627,000 reduction in personnel costs, a $436,000 reduction in outside consulting, a $385,000 reduction in legal expense and a $147,000 reduction in G&A expenses at Contineo. General and administrative expense decreased by $1.2 million in the equipment segments in the nine months ended December 31, 2008, when compared to the same period in fiscal year 2008. This decrease is primarily due to a decrease of $1.3 million in personnel costs and a reduction of $1.5 million in outside consulting expense primarily related to costs incurred in the 2007 period to assist the Company to implement its outsourcing strategy. These decreases were offset by $1.4 million of severance and stock based compensation from the accelerated vesting of restricted stock for Mr. Thomas Mader, the former Chief Executive Officer, and a $351,000 increase in legal expense related to the previously announced SEC investigation. The increase in general and administrative expense in the services segment in the three and nine months ended December 31, 2008, compared to the same periods in fiscal year 2008 is due primarily to $373,000 of stock option expense incurred during the quarter ended December 31, 2008 for subsidiary stock options granted to a key employee.

Restructuring The Company initiated an additional reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of these actions, the Company recorded employee termination costs in the third fiscal quarter ending December 31, 2008 of approximately $169,000 in the telecom services segment and $639,000 in the combined CNS and OSPlant Systems telecom equipment segment The Company recorded restructuring expense of $176,000 and $4.3 million in the three and nine months ended December 31, 2007, respectively, as a result of outsourcing the manufacturing operations from Aurora, Illinois, to offshore suppliers. These charges included personnel costs relating to the termination of 386 employees at Westell, Inc. and related legal and other expenses. A $56,000 reversal was recorded in the nine months ended December 31, 2008 to record a change in estimate for related severance and outplacement expenses.

Intangible amortization Intangible amortization was $486,000 and $461,000 for the three months and $1.4 million for the nine months ended December 31, 2008 and 2007. The intangibles consist of product technology and customer relationships from previous acquisitions, primarily in the OSPlant segment.

Goodwill and Intangible Impairment The Company performed an interim impairment test in accordance with SFAS No. 142,Goodwill and Other Intangible Assets (“SFAS No. 142”) during the fiscal third quarter of 2009 as the recent adverse economic environment was a potential indicator that goodwill and/or intangibles could be impaired. As a result of the interim test, the Company recorded a charge of approximately $1.4 million during the quarter ended December 31, 2008 to write down goodwill and intangible assets in the Noran Tel reporting unit, which is included in the OSPlant Systems telecom equipment segment.

Other income, net Other income, net, was $56,000 and $872,000 in the three months and $622,000 and $2.8 million in the nine months ended December 31, 2008 and 2007, respectively. Interest income was lower in the fiscal 2009 quarters compared to the fiscal 2008 quarters due to a decrease in investments and reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company recorded a valuation allowance to fully reserve for tax benefits generated in the three and nine months ended December 31, 2008 and recorded a $62,000 tax benefit and $13,000 tax expense in the three and nine months ended December 31, 2008, respectively, using an effective tax rate of 0.1% based on the projected loss for the year. The Company will continue to reassess realizability of the deferred tax assets going forward. In the three months ended December 31, 2007, the Company recorded tax benefits from continuing operations of $955,000 and $39,000 from discontinued operations. In the nine months ended December 31, 2007, the Company recorded tax benefits from continuing operations of $1,542,000 and $252, 000 from discontinued operations, using a cumulative effective tax rate of 31.3% based on the projected loss for the year.

Liquidity and Capital Resources

The Company had a revolving credit agreement from June 20, 2006 to November 5, 2008. The Company was not in compliance with certain “adjusted EBITDA” and “total debt to adjusted EBITDA ratio” covenants based on its results for the quarter ended September 30, 2008. The Company and the lender were unable to come to mutually acceptable terms to amend the covenants or replace the facility and the Company terminated the facility with the bank. The Company did not borrow against this facility through its duration. The Company is currently in negotiations to put a new credit facility in place.

At December 31, 2008, the Company had $43.4 million in cash and cash equivalents, excluding $462,000 of Contineo cash, consisting primarily of the highest rated money market funds recently backed by the government and money market funds that hold assets primarily consisting of U.S. government obligations.

The Company’s operating activities used $17.1 million of cash in the nine months ended December 31, 2008. Cash used by operations resulted primarily from $14.7 million net losses, offset by non-cash depreciation and amortization of $4.4 million, $1.4 million impairment of goodwill and intangibles and stock-based compensation of $2.0 million. Other uses of cash include a $5.7 million reduction in accrued compensation, a $4.0 million increase in inventory and a $2.6 million increase in prepaids and other current assets.

The Company’s investing activities used $3.2 million for the nine months ended December 31, 2008, primarily for the acquisition of the remaining 8.5% minority interest in ConferencePlus for $3.7 million and $2.1 million for capital expenditures for the nine months ended December 31, 2008. The capital expenditures in the combined CNS and OSPlant Systems equipment segments were $1.3 million and were primarily for research and development equipment purchases. The services segment capital expenditures were $824,000. These expenditures were primarily for computer and telecom bridge equipment. The use of cash was partially offset by the cash inflow from the sale of the Rabbi trust fund investment to fully pay the deferred compensation liability.

The Company’s financing activities used approximately $1.3 million for the nine months ended December 31, 2008. This use of cash was primarily to fund the purchase 2.6 million shares of treasury stock under the previously announced $10.0 millions share repurchase program.

At December 31, 2008, the Company’s principal source of liquidity was $43.4 million of cash, which excludes $462,000 of Contineo cash. Cash in excess of operating requirements, if any, is normally invested on a short-term basis primarily in the highest grade money market funds recently backed by the government and money market funds that hold assets primarily consisting of U.S. government obligations. The Company does not have any significant debt nor does it have any material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements as of December 31, 2008, other than the Enginuity note described in Note 12 of the Condensed Consolidated Financial Statements. All of the Company’s future obligations, as disclosed in the contractual commitment table in the Form 10-K, are in the nature of operating leases and long-term telephone service commitments, which the Company believes it can satisfy from cash on hand and generated from operations. The total value of future obligations as of December 31, 2008 is $84.4 million.

The Company has deferred tax assets of approximately $65.7 million at December 31, 2008. The Company has recorded a valuation allowance reserve of $59.3 million to reduce the recorded net deferred tax asset to $6.4 million. The remaining deferred tax asset is entirely offset by related FIN No. 48 reserves. Additionally, the Company has a recorded deferred tax liability of $0.4 million related to the Noran Tel acquisition.

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

Critical Accounting Policies

Revenue recognition on equipment where software is incidental to the product as a whole generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated. Due to the technological advances inherent in the telecommunications industry, the Company must assess its revenue recognition policy as products technologically evolve. In doing so for the Ultraline Series3 products, the Company determined that embedded software is more than incidental to the product as a whole and therefore applied the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and all related interpretations.

Currently, the Ultraline Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (PCS) to maintain ongoing interoperability within the customers network. Although the product has been delivered to the customer, is installed and meets the customers current requirements, under SOP 97-2, multiple element arrangements that include software are separated into units of accounting when the following criteria are met: the functionality of the delivered elements is not dependent on the undelivered elements, there is vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements, and general revenue recognition criteria related to the delivered elements have been met. If any of these criteria are not met, revenue and related costs are deferred until the criteria are met or the last element has been delivered.

The Company was not able to establish VSOE for the specified future software enhancements and therefore deferred revenue recognition on these products until all of the criteria under SOP 97-2 are met. Once the revenue recognition criteria for the specified future software enhancements has been met and the only undelivered element is PCS, the Company intends to use the cumulative catch up method and ratably recognize revenue with related costs over the period during which the PCS services are to be performed.

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of December 31, 2008, there were no material changes to the information provided in ITEM 7A on the Company’s Annual Report on Form 10-K for fiscal year 2008, other than in the first quarter of fiscal 2009, when the Company decided to cease operations in its Westell Limited subsidiary located in Basingstoke, England.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
October 1 - 31, 2008	--	$--	--	$ 8,745,214
November 1 - 30, 2008	1,171,298	$0.2852	1,171,298	$ 8,411,179
December 1 - 31, 2008	--	$--	--	$ 8,411,179

Total	1,171,298	$0.2852	1,171,298	$ 8,411,179

(a)	Average price paid per share excludes commissions.
(b)	In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10 million of its outstanding shares through March 3, 2010.

ITEM 6. EXHIBITS

Exhibit 10.1 Employment Agreement dated January 20, 2009 by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2009).

Exhibit 10.2 First Amendment to Employment Agreement dated August 1, 2007 by and among Westell Technologies, Inc, Westell, Inc. and Timothy R. Pillow.

Exhibit 10.3 First Amendment to Severance Agreement dated May 15, 2008 by and between Conference Plus, Inc. and Timothy J. Reedy.

Exhibit 10.4 Form of Stock Option Award under the Westell, Inc 2004 Stock Incentive Plan.

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: February 9, 2009	By: /s/ BERNARD F. SERGESKETTER
BERNARD F. SERGESKETTER
Chief Executive Officer

By: /s/ AMY T. FORSTER
AMY T. FORSTER
Chief Financial Officer