Form 10-K
period 2009-03-31
WESTELL TECHNOLOGIES INC
filed 2009-06-15
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                .

Commission file number: 0-27266

WESTELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 North Commons Drive, Aurora, Illinois 60504

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☐, Accelerated Filer ☐, Non-Accelerated Filer ☐ (Do not check if a smaller reporting company), Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2008 (based upon an estimate that 83% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $33 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of May 29, 2009, 54,002,409 shares of the registrant's Class A Common Stock were outstanding and 14,693,619 shares of registrant's Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.

2009 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2009, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois. The Company is comprised of three operating segments: Customer Networking Systems (“CNS”) equipment, Outside Plant Systems (“OSPlant Systems”) equipment, both segments, collectively, referred to as “combined equipment segments” or “equipment segments” and ConferencePlus services (previously telecom services) segment. In the equipment segments, the Company designs, distributes, markets and services a broad range of broadband, digital transmission, remote monitoring, power distribution and demarcation products used by telephone companies and other telecommunications service providers such as mobile network operators (“wireless”), multiple systems operators (“MSOs”), integrated carriers, and utility providers (all known as “service providers”) to deliver broadband and other services over existing copper telephone wires, fiber optic networks, hybrid fiber-coax networks, and wireless infrastructures.

The CNS equipment segment includes networking and high-speed transmissions products that allow service providers to deliver broadband services over existing copper, fiber, coax, or wireless infrastructures. The Company’s OSPlant Systems equipment segment is a leading provider of performance monitoring DS1 and DS3 transmission and termination equipment, next generation outside plant cabinets, enclosures, power distribution, flexible termination panels and enclosures for Ethernet, fiber and coax, remote monitoring and ancillary network solutions. The power distribution and remote monitoring solutions are provided through the Company’s Noran Tel subsidiary, which was acquired on January 2, 2007, and marketed and sold through the OSPlant Systems operating segment.

The Company’s ConferencePlus services segment is comprised of a 100% owned subsidiary, Conference Plus, Inc. (“ConferencePlus”). During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and video conferences with multiple participants. ConferencePlus sells its services directly to customers, including Fortune 1000 companies, and also serves customers indirectly through its private reseller program.

Revenue and total assets from the Company's reportable segments for the fiscal years ended March 31 are as follows (for more information also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K):

(in thousands, except percentages)	Fiscal year ended March 31,
Revenue:	2009	%	2008	%	2007	%
CNS equipment	$ 59,495	37%	$ 97,923	48%	$ 153,772	60%
OSPlant Systems equipment	56,506	35%	54,108	26%	54,217	21%
ConferencePlus services	45,203	28%	53,698	26%	48,544	19%
Total revenue	$ 161,204		$ 205,729		$ 256,533

Assets:
Combined equipment	$ 120,946	86%	$ 116,999	87%	$ 190,088	92%
ConferencePlus services	19,230	14%	17,229	13%	17,262	8%
Total assets	$ 140,176		$ 134,228		$ 207,350

Financial information for each of the Company’s segments and operations by geographic area are located in Note 12 of the Consolidated Financial Statements included in this Annual Report.

The Company’s stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B Common Stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 48.6% of the voting control of the Company as of May 29, 2009. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.5% of the stock vote and therefore effectively control the Company.

Equipment Segments

The equipment segments offer a broad range of products that facilitate the broadband transmission of high-speed digital and analog services between a service provider and end-user customers. These two equipment segments are:

•

CNS: The Company’s CNS family of broadband products enables high-speed transport and networking of voice, data, video, and other advanced services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of a broadband service package.

•

OSPlant Systems: The Company’s OSPlant Systems product family consists of next generation outdoor cabinets, enclosures, power distribution, flexible edge connectors (fiber, Ethernet and coax), remote monitoring, DS1 and DS3 transmission plugs. These solutions are optimized for wireless backhaul, service delivery to business enterprise and smart grid applications. With its recent introduction of Customized Systems Integration (“CSI”) service, the Westell OSPlant Systems team now offers its customers a one-stop-shop for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors eliminating the need to design, assemble and test on the job site. Target customers include Wireline Service Providers, Wireless Service Providers, Multiple System Operators (“MSOs”), Utility Providers and Original Equipment Manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The prices for the products within each market group vary based upon volume, customer specifications and other criteria and are subject to change due to competition among telecommunications equipment manufacturers. Increasing competition, in terms of the number of entrants and their size, and the increasing size of the Company’s customers because of mergers and other factors, continue to exert downward pressure on prices for some of the Company's products. At some point, the Company may elect to eliminate some products and exit some markets based on an analysis of current and future prospects, and/or enter new, more attractive markets.

CNS Products. The Company’s CNS products enable residential customers, small businesses, and small office/home office (“SOHO”) users to access and share broadband services on networked computers, telephones, cell phones, televisions, media players, and other networked devices. A broad offering of networking products and technologies allows the Company to address several segments of the service provider market, distinguished by the methods used to deliver their services: wireline operators (copper and fiber), mobile network operators (wireless), cable multi-service operators (hybrid fiber-coax), and integrated carriers that operate as combinations of the other three.

The following table sets forth a list of the Company's principal CNS products and their applications:

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

Provides a point of demarcation between the telephone company equipment and customer’s equipment on T1 circuits. The T1 NIU PM units provide enhanced maintenance and remote performance monitoring of T1 circuits. This functionality provides troubleshooting capability that helps the telephone company reduce maintenance costs and customer down-time, thereby improving their customer satisfaction.

NIU Mountings	NIU Mountings are electronic enclosures with connectorized backplanes that house T1 NIU-PM units, and HDSL Remote Terminal cards, including those from other manufacturers such as Adtran.	Deployed by a telephone company at their customer’s premises locations to terminate their T1 circuits.
DS3 NIU-PM (Network Interface Unit with Performance Monitoring)	DS3 Network Interface Units with Performance Monitoring including a family of Mountings

Facilitates the maintenance, monitoring, extension, and demarcation of DS3 facilities. Can be deployed in central offices for a DS3 hand-off to alternate carriers, and also customer premises locations.

VirtualEdge®

A flexible portfolio of standard 19” or 23” relay rack mount panels and wall mount enclosures designed with a “mix and match” architecture for Ethernet, fiber or coax cable. These products facilitate easy and simple splicing of optical fiber cables, and/or termination of copper based Ethernet, and coax handoffs.

Provides a physical demarcation for Ethernet, DS1, DS3, Optical Fiber and Coax based services at the customer premises.
SHADE®	A GR-487 Issue 2 compliant universal environmental equipment cabinet supporting up to 225W of internal heat dissipation using the Company’s patent pending Dynamic Cooling System.

An actively cooled outdoor equipment cabinet designed to reduce the effects of solar loading and internal equipment heat generation to help ensure maintenance free equipment operation in conditions ranging from

-40°C to +65°C.

CellPak®	Outdoor passively cooled equipment enclosures	Provides a sealed “passively” cooled equipment enclosure ideally suited for demarcation hand-offs from a Wireline Carrier (Telco or MSO) to Wireless Carriers.

(Continued from prior page)

Product	Description	Applications
Power Distribution Products	Fuse Panels and Battery Distribution. Secondary DC power distribution products ranging from fuse and breaker panels to alarm panels.

Standard 19” or 23” rack mounting for service providers central offices, remote terminals and enclosures to provide secondary DC power distribution to operate equipment. Safely protecting operating equipment in the event of fault current.

SiteVu Family of Remote Monitoring Systems

A powerful compact and flexible monitoring family of products that provides visibility to remote site environmentals, batteries, and equipment status issues. BattVu (optimized for remote terminal to monitor batteries and temperature) and remotely with SiteVu from a user’s desk top or Network Operations Center.

Applications include service providers central offices, remote terminals, and enclosures to provide environmental information such as temperature, air flow, humidity and smoke, battery condition, and equipment operating status.

Customized Systems Integration (“CSI”) service

Westell OSPlant Systems CSI team offers its customers a one-stop-shop for complete turnkey solutions reducing time-to-market and expenses through third-party contractors and eliminating the need to design, assemble and test on the job site.

CSI Service is ideal for customers needing complete integrated solutions for backhaul, smart grid and other custom applications.

Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. The Company is focusing on providing additional features and functionality to its current product offerings. The Company works closely with its current and potential customers as part of the product development process.

In fiscal year 2009, the CNS equipment segment and the OSPlant Systems equipment segment recorded approximately $15.0 million and $2.6 million, respectively, on research and development (“R&D”) expense activities. In fiscal years 2008 and 2007, the combined equipment segments recorded R&D expense of $19.9 million and $22.1 million, respectively.

The Company's R&D personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products plus conceiving new products in cooperation with other groups within the Company and adapting standard products or technologies to meet new customer needs. Additionally, in an effort to remain a highly valued, superior quality, long-term supplier, each product development team is charged with reducing product costs for each succeeding generation of products without compromising functionality or serviceability. The product development teams leverage the Company’s relationships with its manufacturing partners and suppliers to achieve these cost reduction objectives. As an adjunct to these internal efforts, the Company uses the talents of certain outsourcing firms in India for software development and system testing.

The Company believes that the key to its R&D strategy is choosing an initial architecture for each product that balances innovation and time-to-market factors while enabling engineering innovations to result in future performance enhancements and cost reductions. The Company’s strategy is further enhanced by ensuring products are designed in conjunction with input from customers, procurement, and outsource manufacturing partners and an analysis of the feasibility to reduce costs. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge among design and manufacturing teams.

The Company's quality systems, including product development processes, are registered to TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2000 International Quality System Standard. These processes are also registered to ISO9001:2000.

The Company continues to expand the software content of its CNS products. The majority of the Company's design engineers, including those at the contracted outsourcing firms, are software engineers.  Greater software content in the Company's products not only is necessary to deliver the more sophisticated applications, but is also a key element of the Company's strategy to focus on differentiated, value-added products and solutions.  In some cases the Company sources software technology from outside suppliers through licensing agreements which typically, though not always, give the Company the ability to modify the licensed software to meet the needs of the Company's customers.  Some software technology is obtained from the open source community.  The Company also develops its own proprietary software where needed to provide the desired functionality.  Software from all of these sources is typically integrated into the final product releases, and tested by the Company's system test engineers, by outside test labs, by industry certification groups, and by the Company's customers before going into volume production and deployment.

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

The Company’s products are subject to industry-wide standardization organizations which include Telcordia, the Internet Engineering Task Force, the MoCA Alliance, the Broadband Forum, CableLabs, the American National Standards Institute (“ANSI”) in the United States and the International Telecommunications Union ("ITU").

Customers

The Company's principal customers historically have been major U. S. telecommunications service providers (“telephone companies”). In addition, the Company sells products to several other entities, including public telephone administrations located outside the U.S., independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, wireless service providers, internet service providers, MSOs, and business enterprises. Revenues from international customers represented approximately $9.1 million, $8.9 million and $3.7 million of the Company's revenues in fiscal 2009, 2008 and 2007, respectively, accounting for 5.6%, 4.3% and 1.4% of the Company's total revenues in such periods.

The Company depends, and will continue to depend, on the telephone companies and other independent local exchange carriers for the majority of its revenues. Sales to the Company’s largest two customers, Verizon and AT&T, accounted for 35.4% and 14.4% of the Company's total revenues in fiscal 2009, respectively. Consequently, the Company's future success will depend upon the timing and size of future purchase orders from telephone companies, the product requirements of the telephone companies, the financial and operating success of telephone companies, the success of the telephone companies' services that use the Company's products, and the Company’s level of success in diversifying its revenue stream beyond the telephone companies. Any attempt by a telephone company to seek out additional or alternative suppliers or to undertake the internal development of products could have a material adverse effect on the Company's business and results of operations. In addition, the Company's sales to its largest customers have in the past fluctuated, and in the future could fluctuate significantly from quarter to quarter and year to year. The loss of such customers or the occurrence of such sales fluctuations would materially adversely affect the Company's business and results of operations.

The Company’s contracts with its major customers are primarily pricing and product specification agreements that do not require a specific level of quantities to be purchased.

Telephone companies and the Company's other customers are significantly larger than, and may be able to exert a high degree of influence over, the Company. As a result, our larger customers may be able to reschedule or cancel orders without significant penalty. Prior to selling its products to service providers, the Company must undergo lengthy approval and purchase processes, which are discussed in the section titled “Marketing, Sales and Distribution.”

Marketing, Sales and Distribution

The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company has maintained an established sales force and channel to domestic service providers since its founding in 1980.

The Company markets its products domestically within the United States, as well as in Canada and Europe. In North America, the Company’s equipment products are sold directly to the service providers or in some cases to distributors who service these carriers. The Company believes that the service providers’ sales channels are very dynamic and continually looks to adapt and configure its sales force and processes to meet these changes.

Prior to selling its products to service providers, the Company must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products and often longer for products based on new technologies and/or new service offerings. Accordingly, the Company is continually submitting successive generations of its current products, as well as new products, to its customers for approval.

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

Marketing Trial. Emerging products are tested for market acceptance of new applications and services. Marketing trials usually involve a greater number of products than technical trials because products are typically deployed in several distinct markets in the service provider’s network. This stage gives service providers an opportunity to establish procedures, to train employees to install and maintain the new product and to obtain more feedback on the product and the new applications and services from a wider range of operations personnel and consumers.

Commercial Deployment. Commercial deployment usually involves substantially greater numbers of products and locations than the marketing trial stage. In the first phase of commercial deployment, a service provider initially installs the equipment in select locations for select applications and services, and will typically start billing for those services. This phase is followed by general deployment involving greater numbers of products and locations across the service provider’s serving area. Commercial deployment does not usually mean that one supplier's product is purchased for all of the service provider’s needs throughout their serving area as service providers often rely upon multiple suppliers in an effort to provide greater certainty that their needs can be met. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments.

The relationships that the Company establishes in this extensive process are critical in almost every case. The Company has a history of working closely with the service providers in this fashion and the Company has won numerous quality awards from a variety of customers over the past twenty years.

The Company is focusing on new channels, markets and partners for its newer products. The deployment of emerging fixed mobile convergence (“FMC”), IPTV/video and advanced in-home services all represent opportunities for the Company’s VersaLinkTM and UltraLineTM Series3 products at customers beyond its traditional base of customers.

The Company maintains 24-hour, 7-day-a-week telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to some of its customers with respect to the installation, operation and maintenance of its products.

The Company has general purchase agreements with most of its major customers. These agreements may require the Company to accept returns of products within certain time limits, or indemnify such customers against certain liabilities arising out of the use of the Company's products. If these claims or returns are significant, there could be a material adverse effect on the Company's business and results of operations.

The Company's products are required to meet rigorous standards imposed by its customers. Most of the Company's products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other warranties. In the event there are material deficiencies or defects in the design or manufacture of the Company's products, the affected products could be subject to recall.

Outsourced Manufacturing

The Company outsourced its manufacturing operations from Aurora, Illinois, to offshore suppliers during fiscal year 2008. The manufacturing facility in the Aurora building is now being used for distribution. Reliance on third-party offshore subcontractors involves several risks. (See Risk Factors)

Standard commercial components available from multiple suppliers are procured by the offshore suppliers. There are also single-sourced components needed to produce products. The Company has direct relationships and purchase contracts with suppliers for these items and therefore maintains inventory for these items at the subcontractors’ location. One of the single-sourced items in some of the CNS products consists of a license to run proprietary networking software. There are a number of other suppliers in the market that could supply the Company with similar technology, including the open source community, however it would take the Company at least nine months to reengineer the product and subsequently get product approval from customers. This delay would materially adversely affect the Company’s business. All purchase contracts are short term in nature.

A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders, such as NIUs, may require delivery within 48 hours. To meet this demand, the Company maintains inventory at its facilities and outsource suppliers. In addition, the Company maintains some inventory at the customers’ sites pursuant to agreements that the customers will eventually purchase such inventory. Because of the rapid technological changes to our products, the Company faces a recurring risk that the inventory it holds may become obsolete.

Competition

The markets for the Company's products are intensely competitive and the Company has no reason to believe that this competitive environment will ease in the future, especially in the rapidly changing markets for broadband products. The Company’s primary competitors vary by market. The Company’s principal competitors with respect to its OSPlant Systems products are ADC Telecommunications, Emerson, Purcell and Telect. The Company's principal competitors with respect to its CNS broadband products are primarily Siemens Information and Communication Network Inc., Motorola (“Netopia”), 2Wire Inc., Cisco Systems Inc. (“Linksys”), D-Link Systems Inc., Actiontec Electronics Inc., Thomson and ZyXEL Communications Co. The Company believes that it is currently one of the leading sellers of broadband CPE products for telecommunication service providers in North America. However, many of the Company’s competitors are significantly larger, with broader product lines, and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time-to-market, and the ability to react quickly to market changes leveraging its U.S. based product management and product development teams. The Company expects that continuing competitive pressure from Asian based manufacturers will continue to exert downward pressure on pricing.

Since the Company currently derives the majority of its total revenues from the sale of products to telephone companies, the Company faces competition from alternative products optimized for other broadband networks. Telephone companies face competition from MSOs, new local access providers and broadband wireless service providers that are capable of providing high speed digital transmission to end users. In addition, the Company believes that the deployment of DSL, HDSL and fiber networks are reducing the demand for the Company OSPlant Systems traditional transmissions products, including T1 office and line repeaters and T1 NIU’s with and without performance monitoring. (See Risk Factors)

ConferencePlus Services Segment

Conference Plus, Inc., founded in 1988, is a full-service conferencing company that manages and hosts specific software and applications supporting its conferencing and meeting services. ConferencePlus is a 100% owned subsidiary of the Company and manages its conferencing and meeting services through its main operations center in Schaumburg, Illinois, and a facility in Dublin, Ireland. ConferencePlus services generated $45.2 million, $53.7 million and $48.5 million in revenues in fiscal 2009, 2008 and 2007, respectively.

ConferencePlus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of audio, web and video collaboration and presentations. ConferencePlus offers conference call services that can include a blend of audio, graphics, spreadsheets and other documents that can be carried over and archived on the Internet to enhance the traditional audio conference call. By enabling the sharing of this blend of information, ConferencePlus can help organizations increase productivity and save money by reducing travel time, bringing down travel costs, and making it easier for people in remote locations to work together.    Conferencing and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. These technologies also help companies communicate and collaborate effectively in the face of health and safety threats and other impediments to travel and formal gatherings.

Conferencing can save time, budget resources and the environment, as a naturally green alternative to travel and business meetings, and is a way for companies to reduce their carbon footprint.

ConferencePlus is distinguished by three strategies:

•	Diverse Distribution Channels
•	State-of-the-Art Network and Integrated Systems
•	International Reach

Diverse Distribution Channels

ConferencePlus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. About 30% of ConferencePlus’ revenues come from indirect commercial conferencing services to customers who market or use ConferencePlus services under their own brand name. Such companies choose to outsource and private label audio, web and video conferencing services to maintain continuity, save costs and focus on their core competencies. By selling to indirect or resale customers, ConferencePlus effectively increases the size of its sales organization without incurring the expense necessary with a direct sales force.

ConferencePlus also sells its services directly to companies through its national accounts sales force. This area continues to be a strong part of ConferencePlus’ business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue sources. The deployment of this strategy is designed to improve the recognition of the ConferencePlus brand, which has strategic long term benefits to the Company.

State-of-the-Art Network and Integrated Systems

The ConferencePlus services segment recorded approximately $2.2 million, $2.4 million and $2.0 million, respectively, on research and development expense activities in fiscal 2009, 2008 and 2007, respectively.

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

ConferencePlus has built an integrated reservation, scheduling and billing system called Conference Reservation and Billing System (“CRBS”) that is a significant differentiator in the conferencing market. CRBS allows ConferencePlus to leverage its operations on a global basis. This reliable and scalable system is seamlessly integrated into the operational environment from the point of reservation through the billing process. This integration allows ConferencePlus to enjoy scale advantages and to be able to provide transparent branded services to its customers. This system is built and maintained by an in-house team of engineers, developers and technicians who continually work to improve and enhance the system based on industry trends, customer requests and strategic direction.

ConferencePlus has extended certain capabilities of CRBS to a publicly available web portal where customers can sign up for service, manage their accounts and control their conferences. ConferencePlus has also tightly integrated with third-party suppliers of web conferencing services to enhance its audio services. In addition to making these services available to customers, ConferencePlus has the ability to privately brand the entire web experience to match any other brand visualization that may be required. This capability is beneficial for both indirect customers where this helps support the indirect brand as well as for customers where branding can help drive corporate adoption.

International Reach

As customers globalize their telecommunications services, ConferencePlus has expanded its operational presence internationally to meet these needs. In addition to its main operational centers in Schaumburg, Illinois, and Dublin, Ireland, ConferencePlus has conferencing bridges located in Oakbrook, Illinois, and London, England. ConferencePlus is able to serve the conferencing needs of customers headquartered anywhere in the world through these facilities. The ConferencePlus facility in Dublin, Ireland, was established in 1998 to help meet the growing demand for global conferencing service. The international market for conferencing is expected to grow as a result of deregulation and improved networks with associated reductions in end user costs.

ConferencePlus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, ConferencePlus. ConferencePlus depends on large customers to provide a significant percent of its revenues. Although the Company has focused on broadening its customer base, a loss of one of these customers would have a material adverse effect on ConferencePlus’ business. Prior to selling its services, ConferencePlus may be required to undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on cutting edge technologies or which represent a new strategic direction for the customer, as is the case with private labeling conference services for a large reseller.

Competition in the conferencing business is intense and ConferencePlus expects that competition will increase due to low barriers to entry and recent entrants into the audio, web and video conferencing service market. Many of ConferencePlus' competitors, including InterCall, AT&T, Verizon, Premiere and British Telecom, have much greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than ConferencePlus. There can be no assurance that ConferencePlus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

Government Regulation

The telecommunications industry, including most of the Company's customers, is subject to regulation from federal and state agencies, including the Federal Communications Commission (“FCC”) and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telephone and communications services and other terms under which service providers conduct their business may impede the Company's penetration of certain markets, and/or make the markets less financially attractive. The Telecommunications Act of 1996 lifted certain restrictions on carriers’ ability to provide interactive multimedia services including video on demand. Under the Telecommunications Act of 1996, new regulations have been established whereby carriers may provide various types of services beyond traditional voice offerings.

In addition, the Telecommunications Act of 1996 permits the carriers to engage in manufacturing activities after the FCC authorizes a carrier to provide long distance services within its service territory. A carrier must first meet specific statutory and regulatory tests demonstrating that its monopoly market for local exchange services is open to competition before it will be permitted to enter the long distance market. When these tests are met, a carrier will be permitted to engage in manufacturing activities, and the carriers, which are the Company's largest customers, may become the Company's competitors as well. (See Risk Factors)

The FCC recently determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus, as well as other conferencing service providers, must pay Federal Universal Service Fund fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus an administrative fee to recover the cost of providing these services.

Proprietary Rights and Intellectual Property

The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, patents, trademarks, trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to protect its unpatented proprietary know-how. The Company regards some of its technology as proprietary and the Company has been granted 29 patents and has an additional 11 U.S. patents pending relating to its OSPlant Systems and CNS products. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

Many of the Company's products incorporate technology developed and owned by third parties, and instantiated in hardware, silicon chips, software, and/or other forms. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. In these cases, the Company will typically obtain a contractual agreement with the technology supplier that gives the Company access to the technology for the intended lifecycle of the products which incorporate that technology.  However, it is not always possible to obtain such an agreement.  Additionally, technology suppliers to the Company may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to the Company in the future.  Additionally, the technology may evolve due to changes in industry standards or changes in the market, and the Company's contractual agreement may not necessarily give the Company rights to that evolved technology in the future.  Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected. The Company’s reliance on certain third-party technology is also discussed above in “Research and Development Capabilities and Engineering Base”.

Rapid technological evolution caused the Company to implement strategic alliances with technology suppliers in order to accelerate the time-to-market for new products. Without such relationships, due to the lengthy service provider product approval and purchase cycles, the technology may be obsolete by the time the Company completes the product approval and purchase cycles.

Backlog

Product shipments are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions.  CNS equipment segment purchase orders with scheduled shipment dates within 60 days are generally firm and non-cancellable.  The majority of purchase orders with shipment dates in excess of 60-90 days allow for partial or full cancellation.  Shipment dates on non-cancellable purchase orders can be adjusted by some customers on request.  OSPlant Systems equipment segment purchase orders are generally received one to two weeks prior to shipment.

As of June 3, 2009, the CNS and OSPlant Systems equipment segments had $15.3 million and $2.7 million of backlog, respectively. As of June 2, 2008, the CNS and OSPlant Systems equipment segments had $6.9 million and $2.4 million of backlog, respectively.

Employees

As of May 31, 2009, the Company had 402 full-time employees. The following table reflects headcount by segment and functional area:

	CNS	OSPlant Systems	Conference Plus	Total
Operations	11	33	108	152
Sales and marketing	25	23	67	115
Research and development	36	17	21	74
General and administrative	12	12	37	61
Total employees	84	85	233	402

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the Company makes these reports available free of charge on the Company’s internet website, www.westell.com. The Company maintains a corporate governance page on the Company’s website. This website includes, among other items, the Code of Business Conduct, Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The corporate governance information can be found at www.westell.com under Investor Relations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this Form 10-K. If any of the following risks occurs, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline.

General economic conditions may affect our results.

The global economy is currently undergoing a period of unprecedented volatility, which has affected the demand for our equipment and services. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition. Possible effects of current and future adverse economic conditions on our business include: decrease in purchases or usage of our products and services if increased unemployment leads to lower utilization of telecommunications, internet services and conferencing services. Customers may stop or decrease purchasing due to efforts to reduce inventory and conserve cash. The Company may also experience business disruptions due to an inability to obtain equipment, parts and supplies from suppliers if marginal supply businesses fail.

We have incurred losses in the past and may incur losses in the future.

We incurred losses in the fiscal years ended March 31, 2009 and 2008 and historically in fiscal years through 2002. The Company had an accumulated deficit of $319.5 million as of March 31, 2009.

We believe that our future profitability will depend on:

•	creating sustainable product and service sales opportunities;
•	lowering product costs through design and manufacturing enhancements and volume efficiencies;
•	developing new and enhanced products and services;
•	diversifying the Company’s existing customer base.

In addition, we expect to continue to evaluate new product opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. We can offer no assurances that we will become profitable again in the future.

Our stock price is volatile and could drop unexpectedly.

Like many technology companies, our stock price has demonstrated and may continue to demonstrate volatility as valuations, trading volume and prices move significantly. This volatility may result in a material decline in the market price of our securities, and may have little relationship to our financial results or prospects.

Our Class A Common Stock price has experienced substantial volatility in the past and is likely to remain volatile in the future due to factors such as:

•	our actual and anticipated quarterly and annual operating results;
•	variations between our actual results and analyst and investor expectations;
•	announcements by us or others on developments affecting our business;
•	lack of success on winning new customers or the loss of an existing customer;
•	investor and analyst perceptions of our company and comparable public companies;
•	future sales of debt or equity securities;
•	the activities of short sellers and risk arbitrageurs regardless of our performance;
•	conditions and trends in the data communications and internet-related industries;
•	low trading volumes in our Class A common stock.

Many of the factors listed above are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation.

Our Class A Common Stock could be delisted from the NASDAQ Global Select Market if our stock price continues to trade below $1.00 per share.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Under these rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On August 22, 2008, we received a notification from the Listing Qualifications Department of NASDAQ that the bid price for our Class A Common Stock had closed below the minimum $1.00 per share for 30 consecutive trading days in conflict with the NASDAQ rules for continued listing. NASDAQ has suspended the enforcement of the minimum closing bid price requirement until July 20, 2009, and as a result, the period during which we have to regain compliance has been extended to November 23, 2009.

NASDAQ may permit us to transfer the listing of our Class A Common Stock to the NASDAQ Capital Market if we satisfy the requirements for initial listing on the NASDAQ Capital Market, other than for the minimum bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the minimum bid price rule in order to remain on the NASDAQ Capital Market. At this time, we cannot determine whether we will meet the initial listing requirements of the NASDAQ Capital Market or whether we will choose to transfer the listing of our Class A Common Stock to the NASDAQ Capital Market.

For as long as NASDAQ's minimum bid price rule suspension remains in effect, NASDAQ will not delist our Class A common stock because of a low closing bid price. If the closing bid price of our Class A Common Stock continues to fail to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet all other applicable NASDAQ requirements, NASDAQ may make a determination to delist our Class A common stock. Any such delisting could adversely affect the market liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease. A delisting also could adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, customers, suppliers or employees.

We are the subject of an investigation by the SEC that could adversely affect our financial condition, results of operations and the price of our common stock.

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our securities. We have cooperated fully and intend to continue to cooperate fully with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against the Company, any current or former officer or director, our financial condition, results of operations and the price of our common stock may be adversely impacted. If the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our financial condition, results of operations and the price of our common stock regardless of the ultimate outcome of the investigation. In addition, the SEC investigation has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

We have and could face securities class action litigation, which could significantly harm our business.

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

Due to the rapid technological changes in our industry, our products may become obsolete and could cause us to incur charges for excess and obsolete inventory and materially harm our business.

The telecommunications industry is subject to rapid technological change and volatile customer demands, which result in a short product commercial life before a product becomes obsolete. As a result, we have in the past and may in the future devote disproportionate resources to a product that has an unexpectedly short commercial life or we may have to write off excess and obsolete inventory, each of which would harm our operating results and financial condition and harm our business. From time to time, we may need to write off inventory as excess or obsolete. In the past, we have experienced such write-offs. If we incur substantial inventory expenses that we are not able to recover because of changing market conditions, it could have a material adverse effect on our business, financial condition and results of operations.

Pricing pressures on our products may affect our ability to be profitable in the future.

We have and may in the future offer products and services based upon forward pricing, which is the pricing of products at or below production costs to take into account the expectation of large future volumes and corresponding reduction of costs. Forward pricing would cause us to incur lower margins on product or service sales unless we can reduce the associated costs. We believe that costs may decrease if:

•	more cost-effective technologies become available;
•	product design efficiencies and component integration are obtained;
•	we achieve economies of scale related to sufficiently high volumes.

There is no guarantee that we will be able to secure significant additional business and reduce costs that we have factored into our forward-priced products or services. As a result, we could incur low or negative margins in connection with sales of forward-priced products or services even if our volumes increase. Low margins from our sales of products and services could result in fluctuations in our quarterly operating results and could materially and adversely affect our profitability and ability to implement our business goals.

Our products and services face competition from other existing products, products and services under development and changing technology, and if we do not remain competitive, our business will suffer and we will not be profitable.

The markets for our products and services are characterized by:

•	intense competition;
•	increasing competition;
•	rapid technological advances;
•	evolving industry standards;
•	changes in customer requirements;
•	frequent new product introductions and enhancements.

New products introductions or changes in services offered by service providers could render our existing products and products under development obsolete and unmarketable. Specifically, the focus by service carriers to offer new VoIP, IPTV, video and FMC services will cause the current products they use from the Company to be replaced with newer, more compatible technology. Although the Company has product offerings which address these new services, the service providers may choose to obtain competitive products from suppliers other than the Company. Further, we believe that the domestic market for many of our traditional OSPlant Systems products is decreasing, and will likely continue to decrease, as high capacity digital transmission becomes less expensive and more widely deployed. Our future OSPlant Systems success will largely depend upon our ability to successfully market our outside plant products not only into its existing accounts but also into MSOs, wireless service providers, OEMs, and utility markets, in addition to developing new products that complement these market segments.

In addition, a large majority of our CNS revenue comes from product offerings which enable telephone companies to deliver broadband services. Telephone companies also face competition in the delivery of broadband services from cable operators and wireless service providers. Although the Company has developed products for wireline fiber optic network operators, MSOs, and wireless service providers, if end-users increasingly obtain their high-speed data transmission services from these alternative providers, then the overall demand for our broadband products may be impaired. New products have been developed that can be used by a variety of broadband delivery mechanisms, but there are no assurances that the products will be successful.

The conferencing services industry is facing increased competition and pricing pressures from existing competitors as well as new entrants. Existing competitors include large telecommunications companies, as well as large teleconferencing-focused providers. New products are also being introduced by telecommunications equipment manufacturers that enable conferencing through unified communications platforms.

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

Industry-wide standardization organizations such as the International Telecommunications Union, the American National Standards Institute, the European Telecommunications Standards Institute, and the Internet Engineering Task Force and other standards bodies are responsible for determining much of the protocols, functionality and interoperability that our products must meet. Delay in the announcement or completion of industry standards would materially and adversely impact our product sales and would severely harm our business. Additionally, changes in those standards through subsequent revisions, and the introduction of competing standards or implementation specifications could result in confusion in the market and delay decisions regarding deployment of our products.

We are dependent on third-party technology, the loss of which would harm our business.

We rely on third parties to gain access to technologies that are used in our current products and in products under development. These technologies are included in hardware, silicon chips, software, and/or other forms. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. In these cases, the Company will typically obtain a contractual agreement with the technology supplier that gives the Company access to the technology for the intended lifecycle of the products which incorporate that technology.  However, it is not always possible to obtain such an agreement.  Additionally, technology suppliers to the Company may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to the Company in the future.  Additionally, the technology may evolve due to changes in industry standards or changes in the market, and the Company's contractual agreement may not necessarily give the Company rights to that evolved technology in the future.  Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other technology providers on a timely basis or develop our own technology. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

We are dependent on sole or limited source suppliers, the loss of which would harm our business.

Integrated circuits and other electronic components used in our products may be currently available from only one source or a limited number of suppliers. Our inabilities to obtain sufficient key components or to develop alternative sources for key components as required, could result in delays or reductions in product deliveries, and consequently severely harm our customer relationships and our business. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our supplier risks. If any of our sole-source suppliers delay or halt production of any of their components, or fail to supply their components on commercially reasonable terms, then our business and operating results would be harmed.

We may experience delays in the receipt of key components that could result in delays in related product deliveries. There is no guarantee that we will be able to continue to obtain sufficient quantities of key components as required, or that such components, if obtained, will be available to us on commercially reasonable terms.

In the event that these suppliers discontinued the manufacture of materials used in our products, we would be forced to incur the time and expense of finding a new supplier if available or modify our products in such a way that such materials were not necessary, which could result in increased manufacturing costs.

We have few long-term contracts or arrangements with suppliers, which could adversely affect our ability to purchase components and technologies used in our products.

We have few long-term contracts or arrangements with our suppliers. We may not be able to obtain components at competitive prices, in sufficient quantities or under other commercially reasonable terms. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement, then our business would also be harmed. We enter into short-term contracts with our suppliers in the form of purchase orders. Purchase orders are often non-cancellable within contractual time periods. These purchase orders are issued to vendors based on forecasted demand. If the forecasted demand is materially incorrect, we may find that we cannot use the products ordered, and then our business would also be harmed.

We are dependent on our independent offshore outsource manufacturing partners to manufacture, assemble and test our products. If these companies do not meet their commitments to us, it could adversely impact our ability to meet the delivery requirements of our customers.

In fiscal year 2008, the Company moved substantially all of the manufacturing of CNS and OSPlant Systems products from Aurora, Illinois, to offshore suppliers in China. Reliance on third-party offshore outsource manufacturing partners involves a number of risks, including:

•	reliance on a limited number of vendors;
•	increased transportation time, costs and possible port closures;
•	political instability;
•	increased exposure to currency fluctuations;
•	reduced protection for intellectual property;
•	reduced control over production capacity and
•	reduced control over product quality.

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

Because of our need to continually evolve our business with new products and services development and strategies, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition we do not have non-compete contracts with most of our employees. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and services and develop new products, services and implement our business goals.

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

We may experience delays in the deployment of new products.

Many of our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

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

We expect continuing competition as the telecommunications market in general continues to evolve. Because we are significantly smaller than many of our competitors, we may lack the financial resources needed to increase our market share. Many of our competitors are much larger than we are and can offer a wider array of products and services required for a service provider’s business than we do.

We expect continued aggressive tactics from many of our competitors such as:

•	forward pricing of products and services;
•	early announcements of competing products;
•	bids that bundle customer premises products (which compete with the Company’s CNS products) with other product and service offerings where the Company does not have products to offer;
•	intellectual property disputes.

Our lack of backlog may affect our ability to adjust to an unexpected shortfall in orders.

Because of customer ordering demands we generally ship products within a short period after receipt of an order. We typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked in that quarter. Our expense levels and inventory commitments are based on anticipated future revenues and are relatively fixed in the short term. Therefore, we may be unable to cancel purchase orders or adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

Industry consolidation could make competing more difficult.

Consolidation of companies offering telecommunications products and conferencing services is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers’ competitors. We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and result of operations.

We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of a major customer could adversely impact our business.

We have and will continue to depend on the U.S. telephone companies for the majority of our revenues. Sales to the two largest telephone company customers accounted for approximately 49.8%, 54.4% and 66.8% of our revenues in fiscal 2009, 2008 and 2007, respectively. Consequently, our future success will depend upon:

•	the timeliness and size of future purchase orders from the telephone companies;
•	the product requirements of the telephone companies;
•	the financial and operating success of the telephone companies;
•	the success of the telephone companies' services that use our products and services;
•	and the Company’s level of success in diversifying its revenue streams beyond the telephone companies.

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

ConferencePlus’ customer base is concentrated as its top twenty-five customers represent a large portion of total revenue. ConferencePlus’ customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of bringing those services in-house rather than outsourcing those services. There can be no assurance in the future that ConferencePlus’ customers will not develop their own internal conferencing and meeting services. ConferencePlus must continually provide higher quality, lower cost services to maintain and grow its customer base. Any loss of a major account would have a material adverse effect on ConferencePlus. In addition, any merger or acquisition involving a major customer could have a material adverse effect on ConferencePlus.

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

Our products are required to meet rigorous standards imposed by our customers. Most of our products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames or indemnify such customers against certain liabilities arising out of the use of our products. Complex products such as those offered by us may contain undetected defects or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. If product defects, recalls, returns or indemnification claims exceed our reserves for these items, our business could be harmed. Such recalls, returns or claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products, and could affect our product sales, our customer relationships, and our ability to generate a profit.

Investors could be adversely affected by future issuances and sales of our securities.

Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our securities. The Company had 54,002,409 shares of common stock outstanding as of May 29, 2009. Options to purchase 7,395,663 shares of Class A Common Stock, 4,853,961 of which were exercisable, were also outstanding on May 29, 2009. These obligations could result in substantial future dilution with respect to our common stock.

We rely on our intellectual property that we may be unable to protect, or we may be found to infringe the rights of others.

Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing the rights of others. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our non-patented proprietary expertise. These measures, however, may not provide meaningful protection for our trade secrets or other proprietary information. Moreover, our business and operating results may be materially adversely affected by competitors who independently develop substantially equivalent technology.

In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. law. The telecommunications industry is also characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. From time to time we receive communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to us. We expect potential claims to increase in the future.

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

We rely on subcontractors in Asia for assembly and testing of and to purchase some of the raw materials used in such assemblies. The reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics in countries in which our subcontractors are located. We contract with our outsource manufacturing partners in U.S. dollars.

ConferencePlus maintains call centers and bridging equipment in the United States, Ireland and Great Britain. If any of the call centers or bridging equipment was unavailable due to natural or other disaster, then our business could be harmed.

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

ConferencePlus participates in the highly competitive industry of voice, video, and multimedia conferencing and meeting services. Competitors include stand-alone conferencing companies and major telecommunications providers. ConferencePlus’ ability to sustain growth and performance is dependent on:

•	high quality standards and a cost-competitive position;
•	international expansion;
•	marketing and sales effectiveness;
•	evolving technological capability.

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

As of May 29, 2009, as trustees of a voting trust containing common stock held for the benefit of the Penny family and the Simon family, Robert C. Penny III and Melvin J. Simon have the exclusive power to vote over 48.6% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this voting trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any class B common stock or their beneficial interests in the voting trust without first offering such class B common stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.5% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny and

Simon, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases the following real property:

Location	Purpose	Square footage	Termination year
Aurora, IL	Office and distribution	185,000	2017
Schaumburg, IL	Office, Conferencing Services	41,860	2011
Dublin, Ireland	Office, Conferencing Services	2,000	2024
Regina, Saskatchewan, Canada	Office and manufacturing	24,000	2012

A portion of the Aurora facility is used as a product distribution operation and alternative uses are currently being explored for the remaining excess office portion of the Aurora facility.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is quoted on the NASDAQ Global Select Market under the symbol "WSTL." The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2008
First Quarter ended June 30, 2007	$ 2.89	$ 2.19
Second Quarter ended September 30, 2007	2.97	2.00
Third Quarter ended December 31, 2007	2.78	1.33
Fourth Quarter ended March 31, 2008	2.00	1.38

Fiscal Year 2009
First Quarter ended June 30, 2008	$ 1.83	$ 1.20
Second Quarter ended September 30, 2008	1.38	0.02
Third Quarter ended December 31, 2008	0.73	0.13
Fourth Quarter ended March 31, 2009	0.37	0.21

Fiscal Year 2010
First Quarter through May 29, 2009	$ 0.52	$ 0.27

As of May 29, 2009, there were approximately 840 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.

During the fiscal year ended March 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock. during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
January 1, 2009 – January 31, 2009	27,100	$0.30	27,100	$8,403,027
February 1, 2009 – February 28, 2009	264,131	0.34	264,131	8,314,047
March 1, 2009 – March 31, 2009	--	--	--	8,314,047

Total	291,231	$0.33	291,231	$8,314,047

(a)	Average price paid per share excludes commissions.
(b)

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares through March 3, 2010.

Performance Graph

The following performance graph compares the change in the Company's cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2004 and ending March 31, 2009. The stock price performance shown in the performance graph may not be indicative of future stock price performance.

Total returns data summary	3/04	3/05	3/06	3/07	3/08	3/09
Westell Technologies, Inc.	100.00	75.48	55.75	29.73	20.55	3.84
NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48
NASDAQ Telecommunications	100.00	88.73	116.07	122.33	112.19	75.49

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of March 31, 2009, 2008, 2007, 2006 and 2005 and for each of the five fiscal years in the period ended fiscal year 2009 have been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2009	2008	2007	2006	2005
Revenue	$ 161,204	$ 205,729	$ 256,533	$ 278,849	$ 266,339
Cost of equipment revenue and services	110,130	145,289	173,107	194,986	187,976
Gross margin	51,074	60,440	83,426	83,863	78,363
Operating expenses:
Sales and marketing	24,153	24,067	29,422	23,677	20,679
Research and development	19,854	22,350	24,144	19,766	14,996
General and administrative	20,036	21,537	17,354	15,054	15,781
Goodwill impairment	1,381	9,651	--	--	--
Intangible amortization	1,882	1,834	1,699	1,386	1,335
Restructuring	752	5,717	343	443	(545)
Total operating expenses	68,058	85,156	72,962	60,326	52,246
Gain on sale of product line	--	--	--	--	1,453
Operating income (loss)	(16,984)	(24,716)	10,464	23,537	27,570
Other income (expense), net	662	3,709	3,173	1,559	683
Interest (expense)	(15)	(12)	(7)	(12)	(60)
Income (loss) before income taxes, minority interest and discontinued operations	(16,337)	(21,019)	13,630	25,084	28,193
Income taxes	67	53,495	5,474	10,784	(12,477)
Minority interest	74	260	235	304	520
Net income (loss) from continuing operations	(16,478)	(74,774)	7,921	13,996	40,150
Income (loss) from discontinued operations, net of tax of $ 0, $ 208, $ 418, $ 672 and $ 281, respectively	(206)	(1,456)	773	(1,149)	(456)
Net income (loss)	$ (16,684)	$ (76,230)	$ 8,694	$ 12,847	$ 39,694

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11	$ 0.20	$ 0.59
Basic net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01	$ (0.02)	$ (0.01)
Basic net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12	$ 0.18	$ 0.58
Average number of basic common shares outstanding	69,470	70,376	69,946	69,440	68,321

Diluted net income (loss) per share
Diluted net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11	$ 0.20	$ 0.57
Diluted net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01	$ (0.02)	$ (0.01)
Diluted net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12	$ 0.18	$ 0.56
Average number of diluted common shares outstanding	69,470	70,376	71,144	71,529	70,949

Balance Sheet Data (at end of period):
Working capital (a)	$ 65,069	$ 79,064	$ 88,431	$ 76,542	$ 53,249
Total assets	140,176	134,228	207,350	191,813	180,090
Current debt	58	--	5	51	318
Total debt	121	--	5	61	318
Total stockholders' equity	$ 76,358	$ 93,495	$ 167,339	$ 157,276	$ 139,658

(a) Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its OSPlant Systems equipment products, particularly the sale of NIU products and related products. The Company introduced its first CNS equipment products in fiscal 1993. The Company has also provided audio teleconferencing services since fiscal 1989 through its Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting of its equipment business. This change split the former equipment segment into two separate reporting segments of CNS equipment and OSPlant Systems equipment. In fiscal year 2008, the Company transitioned its internal manufacturing operations from Aurora, Illinois, to an outsourced model using offshore suppliers. CNS and OSPlant Systems products were both manufactured in the Aurora manufacturing facility and shared significant resources. As a result, it is impracticable for the Company to restate prior periods to conform to the current operating segments. In order to provide information comparable to the prior year, the Company has combined the CNS and OSPlant Systems equipment segments in the current year.

The Company’s CNS equipment segment products enable high-speed routing and networking of voice, data and video services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, and wireless infrastructures. The Company’s CNS products are typically installed in consumer residences as a key component of a broadband service package.

The Company’s OSPlant Systems equipment segment products consists of next generation outdoor cabinets, enclosures, power distribution, flexible edge connectors (fiber, Ethernet and coax), remote monitoring, DS1 and DS3 transmission plugs. These solutions are optimized for wireless backhaul, service delivery to business enterprise and smart grid applications. With its recent introduction of Customized Systems Integration (“CSI”) service, the Westell OSPlant Systems team now offers its customers a one-stop-shop for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors eliminating the need to design, assemble and test on the job site. Target customers include Wireline Service Providers, Wireless Service Providers, Multiple System Operators (“MSOs”), Utility Providers and Original Equipment Manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The ConferencePlus services segment is comprised of its subsidiary Conference Plus, Inc. (“ConferencePlus”). During December 2008, the Company purchased the remaining 8.5% minority interest in ConferencePlus for $3.7 million and as a result, ConferencePlus is now a wholly owned subsidiary of the Company. ConferencePlus provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and voice conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and also serves customers indirectly through its private label reseller program.

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

The Company has expanded its product offerings in the CNS equipment segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premises networking; wireless/wireline convergence, IP Multimedia Subsystem (“IMS”) and FMC, and video / IPTV services. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNS equipment segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine™, ProLine™ and VersaLink™, which are targeted at the home networking, and small business markets. The Company has started shipments of UltraLine™ Series 3, which primarily serves the home networking market. The Company is focusing on cost reducing these products, adding new features and functionality to create additional value in these products.

The OSPlant Systems equipment segment has introduced products and services that focus on customer diversification and has changed from being a Regional Bell Operating Company centric provider into a provider with new sales channels including Independent Operating Companies (“IOCs”), Wireless Service Providers, MSOs, Utility Providers and OEMs worldwide. The Company acquired 100% of the common stock of Noran Tel, Inc. on January 2, 2007. With the addition of Noran Tel, the Company has obtained sales channels for some of its existing products, has added additional transmission products to offer in its existing sales channels and has gained new products in areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to compliment wireless, fiber, and Ethernet applications.

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England to increase efforts to focus on the core businesses of the Company.  All employees have been terminated and the facility has been closed.  Westell Limited is shown as discontinued operations in the Company’s Consolidated Statements of Operations.

As previously disclosed, ConferencePlus was informed by its second largest customer that the customer intends to transfer all business to another conferencing provider. The transition by this customer occurred in the first fiscal quarter of 2009 and is substantially complete. The revenue from this customer was $1.7 million and $10.3 million in fiscal years 2009 and 2008, respectively. The ConferencePlus segment has been impacted positively by the current economy as limited business travel increases conferencing call volume, but the lower overall employment market has negatively impacted the business.

The Federal Communications Commission (“FCC”) has recently determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus must pay Federal Universal Service Fund Fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus charges an administrative fee to recover the cost of providing these services. ConferencePlus recorded approximately $780,000 of revenue for FUSF related expenses, which are included in cost of telecom services, during the year ended March 31, 2009.

In fiscal year 2009, the Company initiated a reduction in force relating to all three business segments in efforts to reduce costs. In the first quarter of fiscal year 2010, the Company took further cost reduction actions that resulted in the termination of approximately 30 employees primarily in the CNS equipment segment and 20 employees in the ConferencePlus services segment. The total cost of this restructuring action is estimated to cost $414,000, $46,000 and $139,000 in the CNS equipment, OSPlant Systems equipment and ConferencePlus services segments, respectively.

Critical Accounting Policies

The Company uses estimates and judgments in applying its accounting policies that have a significant impact on the results reported in the Consolidated Financial Statements. The following are the Company’s most critical accounting policies.

Inventory Reserves

The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reserve for obsolete and potentially obsolete inventory. The Company also evaluates inventory valuation for lower of cost or market concerns. Prices related to future inventory demand are compared to current and committed inventory values.

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

Goodwill and Intangibles

Pursuant to the requirements of FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”), the Company evaluates its goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or at an interim period if indicators of impairment exist. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology. An impairment charge of approximately $9.7 million was taken in the fourth quarter of fiscal year 2008 at the Westell Inc. reporting unit. In fiscal 2009, a $1.4 million impairment was recorded at the Noran Tel reporting unit.

On an ongoing basis, the Company reviews intangible assets and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the fair value is less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Revenue Recognition, Deferred Revenue and Deferred Costs

Revenue recognition on equipment where software is incidental to the product as a whole generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated.

Due to the technological advances inherent in the telecommunications industry, the Company must assess its revenue recognition policy as products technologically evolve. In doing so for the UltraLineTM Series3 products, the Company determined that embedded software is more than incidental to the product as a whole and therefore applied the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related interpretations.

Currently, the UltraLineTM Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (“PCS”) to maintain ongoing interoperability within the customer’s network. Although the product has been delivered to the customer, is installed and meets the customers current requirements, under SOP No. 97-2, multiple element arrangements that include software are separated into units of accounting when the following criteria are met: the functionality of the delivered elements is not dependent on the undelivered elements, there is vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and general revenue recognition criteria related to the delivered elements have been met. If any of these criteria are not met, revenue and related direct costs are deferred until the criteria are met or the last element has been delivered.

The Company was not able to establish VSOE for the specified future software enhancements and therefore deferred revenue recognition on these products until all of the criteria under SOP 97-2 are met. If the revenue recognition criteria for the specified future software enhancements has been met and the only undelivered element is PCS, the Company intends to use the cumulative catch up method to record revenue and related costs equal to the total arrangement consideration less the portion applicable to the remaining PCS service period, which will be recognized pro rata over the remaining PCS service period.

Stock–based Compensation

The Company accounts for stock-based compensation using the provisions of FAS No. 123R, Share-Based Payments (“FAS No. 123R”). FAS No. 123R requires the grant date fair value recognition of expense related to employee stock-based compensations awards over the requisite service period. Determining the fair value of equity-based awards requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures.

Warranty Costs

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS equipment segment products and up to seven years for OSPlant Systems equipment segment products. The warranty reserve is based on historical sales and cost of repair or replacement trends

New Accounting Pronouncements

In December 2007, FASB issued FAS No. 141(R), Business Combinations (“FAS No. 141R”). This FAS establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of FAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“FAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This FAS establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. FAS No. 160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have a minority interest as of March 31, 2009, the immediate impact of the adoption of FAS160 will only affect presentation and disclosure, therefore, the adoption of FAS No. 160 will not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued a final FASB Staff Position (“FSP”) FAS No. 107-1 and APB No. 28-1, Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. It is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP No. 142-3 will be effective for fiscal years beginning after December 15, 2008, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Results of Operations

Fiscal Years Ended March 31, 2009, 2008 and 2007

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CNS equipment	$ 59,495	$ 97,923	$ 153,772	$ (38,428)	$ (55,849)
OSPlant Systems equipment	56,506	54,108	54,217	2,398	(109)
Combined equipment	116,001	152,031	207,989	(36,030)	(55,958)
ConferencePlus services	45,203	53,698	48,544	(8,495)	5,154
Consolidated revenue	$ 161,204	$ 205,729	$ 256,533	$ (44,525)	$ (50,804)

In fiscal year 2009, consolidated revenue decreased by 22%. CNS equipment revenue decreased by 39%, OSPlant Systems equipment revenue increased 4% and ConferencePlus services revenue decreased by 16%. The decrease in CNS equipment revenue was due to a 26% decrease in unit volume of modems and gateway products along with a 20% decrease in average selling prices. In addition, the Company shipped $25.3 million of the UltraLineTM Series3 product, but deferred recognition of revenue and associated costs pursuant to GAAP software accounting rules. The OSPlant Systems equipment revenue increase was the result of increases in revenue from network interface units and outdoor mountings due to increased demand from wireline service providers for outside plant wireless backhaul solutions. The ConferencePlus services revenue decrease was due to decreased call minutes related primarily to the previously disclosed loss of revenue from its second largest customer.

In fiscal year 2008, consolidated revenue decreased by 20%. CNS equipment revenue decreased by 36%, OSPlant Systems equipment revenue was flat and ConferencePlus services revenue increased 11%. The decrease in CNS equipment revenue was due primarily to a 30% decrease in unit volume along with a 15% decrease in average sales price. The decrease in unit volume was primarily due to the completion in October 2007 of providing product under a BellSouth contract. OSPlant Systems equipment had lower sales volumes offset by the inclusion of a full year of revenue from the acquisition of Noran Tel. The ConferencePlus services revenue increase was due to an increase in minutes billed.

Gross Margin	Fiscal Year Ended March 31,			Increase (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CNS equipment	13.5%	NA	NA	NA	NA
OSPlant Systems equipment	40.4%	NA	NA	NA	NA
Combined equipment	26.6%	22.8%	28.5%	3.8%	(5.7)%
ConferencePlus services	44.7%	48.1%	49.7%	(3.4)%	(1.6)%
Consolidated gross margin	31.7%	29.4%	32.5%	2.3%	(3.1)%

In fiscal 2009, consolidated gross margin increased by 2.3%. Gross margin in the combined equipment segments increased by 3.8% due primarily to a higher mix of OSPlant Systems product sales compared to CNS product sales. Additionally, the Company recorded $1.2 million in accelerated depreciation expense in fiscal 2008 related to the change in estimated useful life of manufacturing equipment that was no longer needed by the Company after the implementation of its outsourcing strategy which shut down the Aurora manufacturing facility. The decrease in gross margin percentage at the ConferencePlus services segment was due to lower revenue to cover fixed overhead costs and a $700,000 loss contingency reserve for a contractual dispute. Further, the Company deferred $646,000 of gross margin related to the ULS3 shipments.

In fiscal 2008, consolidated gross margin decreased by 3.1%. Gross margin in the combined equipment segments decreased by 5.7% due to pricing pressures in the CNS product line and charges for excess and obsolete inventory of $2.4 million, accelerated depreciation noted above and other period costs related to the shut down of the Aurora manufacturing facility. The fiscal 2008 ConferencePlus services segment gross margins decreased by 1.6% due to pricing pressures in the conferencing industry.

Sales and Marketing (“S&M”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CNS equipment	$ 9,464	NA	NA	NA	NA
OSPlant Systems equipment	5,468	NA	NA	NA	NA
Combined equipment	14,932	12,284	19,620	2,648	(7,336)
ConferencePlus services	9,221	11,783	9,802	(2,562)	1,981
Consolidated S&M expense	$ 24,153	$ 24,067	$ 29,422	$ 86	$ (5,355)
Percentage of Revenue	15%	12%	12%

In fiscal 2009, sales and marketing expense increased in the combined equipment segments by $2.6 million due primarily to a $2.7 million net gain related to the recovery of product warranty costs, third-party costs and internal costs for non-conforming products from a vendor during fiscal year 2008. Sales and marketing expenses decreased by $2.6 million in the ConferencePlus services segment due primarily to a $1.7 million reduction in salary related expenses, $0.2 million in travel expenses and $0.2 million in advertising costs.

In fiscal 2008, consolidated sales and marketing expense decreased by $5.4 million. In the combined equipment segments, the $7.3 million decrease is primarily due to the $2.7 million net gain described above. The Company recorded warranty expense of $1.1 million in fiscal year 2007 related to this issue. Employee-related expenses also decreased by $609,000 due to reorganization actions taken during fiscal 2008. Sales and marketing headcount decreased by 35% from March 31, 2007 to March 31, 2008. Consulting expense decreased by $930,000 in fiscal 2008 compared to 2007 as the Company stopped funding DSL initiatives in Europe in 2008. These decreases were offset in part by a $410,000 increase due to the inclusion of a full year’s result of Noran Tel operations subsequent to acquisition. Sales and marketing expenses increased by $2.0 million in the ConferencePlus services segment due to increased number of sales employees.

The Company believes that sales and marketing expense in the future will continue to be a significant percent of revenue and will be required to expand its product lines, bring new products to market and service customers.

Research and Development (“R&D”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CNS equipment	$ 15,029	NA	NA	NA	NA
OSPlant Systems equipment	2,604	NA	NA	NA	NA
Combined equipment	17,633	19,946	22,113	(2,313)	(2,167)
ConferencePlus services	2,221	2,404	2,031	(183)	373
Consolidated R&D expense	$ 19,854	$ 22,350	$ 24,144	$ (2,496)	$ (1,794)
Percentage of Revenue	12%	11%	9%

Research and development expenses in the combined equipment segments decreased by $2.3 million in fiscal year 2009 due to a $4.5 million decrease in employee-related expense. Average headcount was reduced by 41% in the year and employee bonus payouts were earned a lower rate than in the prior year. This decrease was offset by an increase in outside consulting expenses by $1.1 million due to moving some of the engineering development from internal employees to more cost-effective consultants in India.

The fiscal year 2008 research and development expenses in the combined equipment segments decreased by $2.2 million, primarily due to a $1.8 million decrease in employee-related expense. Average headcount was reduced by 14% in the year. Additionally, outside consulting services decreased by $1.4 million in fiscal 2008. This decrease in R&D was offset in part by a $530,000 increase in research and development expense due to the Company’s investment in Contineo (See Note 1) and a $423,000 increase due to the inclusion of a full year’s result of the Noran Tel operations subsequent to the acquisition.

General and Administrative (“G&A”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CNS equipment	$ 392	NA	NA	NA	NA
OSPlant Systems equipment	628	NA	NA	NA	NA
Unallocated equipment	11,131	NA	NA	NA	NA
Combined equipment	12,151	13,722	10,115	(1,571)	3,607
ConferencePlus services	7,885	7,815	7,239	70	576
Consolidated G&A expense	$ 20,036	$ 21,537	$ 17,354	$ (1,501)	$ 4,183
Percentage of Revenue	12%	11%	7%

The combined equipment segments general and administrative expense decreased $1.6 million in fiscal year 2009. The decrease is primarily the result of a $1.9 million reduction in outside consulting expense of which $1.6 million related to costs incurred in fiscal 2008 to assist the Company in implementing its outsourcing strategy. In addition, employee-related costs decreased $1.2 million, resulting from $567,000 less bonus expense and $473,000 of employee termination costs recorded in fiscal year 2008 and 3 fewer employees. The decreases were offset by $1.3 million of severance and stock-based compensation for the accelerated vesting of restricted stock awards to Mr. Thomas Mader, a former Chief Executive Officer.

The fiscal year 2008 increase of $3.6 million in the combined equipment segments was due primarily to a $2.3 million increase in consulting expenses, of which $1.6 million was related to consulting related to the implementation of the Company’s outsourcing strategy as noted above, a $1.2 million increase in legal expenses related to the previously discussed SEC investigation, and $550,000 increase from the inclusion of a full year’s result of the Noran Tel operations subsequent to acquisition. Employee-related expense decreased by $444,000 in fiscal 2008 as headcount decreased by 10 employees.

Restructuring  In fiscal 2009, the Company recorded $752,000 in restructuring expense related to cost reduction initiatives. In fiscal 2008, the Company moved substantially all of its equipment manufacturing operations in the combined equipment segments from Aurora, Illinois, to offshore suppliers in China. The Company recognized restructuring expenses of $5.7 million related primarily to severance costs for 443 employees. In fiscal year 2007, the Company recorded $343,000 of restructuring expense.

Goodwill impairment   The Company recognized a goodwill impairment of $1.4 million, $9.7 million, and $0 in fiscal year 2009, 2008 and 2007, respectively. In fiscal year 2009, the Company performed an interim impairment test on goodwill as required under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”) as the adverse economic environment was a potential indicator that goodwill could be impaired. As a result of the interim test, the Company recorded a $1.4 million charge to write down goodwill in the Noran Tel reporting unit, which is part of the OSPlant Systems equipment segment. No additional impairment was identified during the Company’s annual impairment testing performed in the fourth quarter. In conducting the annual impairment testing in fiscal year 2008, the Company determined that the goodwill recorded in the Westell Inc. reporting unit relating to the fiscal 2000 acquisition of Teltrend, Inc. and the fiscal 2006 acquisition of HyperEdge, Inc. was impaired, and as a result, a goodwill impairment charge of $9.7 million was recorded. No impairment was found in the annual testing performed in fiscal 2007.

Intangible amortization Intangible amortization was $1.9 million, $1.8 million and $1.7 million in fiscal 2009, 2008 and 2007, respectively. The intangible assets are primarily part of the OSPlant Systems equipment segment and consist of product technology and customer relationships.

Other income, net Other income, net was $662,000, $3.7 million and $3.2 million for fiscal years 2009, 2008, and 2007, respectively. Other income, net was primarily comprised of interest income earned on short-term cash investments and unrealized gains or losses on intercompany balances denominated in foreign currency. The decrease in other income, net in fiscal year 2009 was due to lower cash balances and reduced short-term interest rates. The increase in other income, net for fiscal year 2008 was due higher average cash balances in the year compared to fiscal year 2007.

Income Taxes Income tax expense was $67,000, $53.5 million and $5.5 million for fiscal years 2009, 2008, and 2007, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company recorded a valuation allowance to fully reserve for tax benefits generated in fiscal year 2008. In fiscal 2009, the Company increased the valuation allowance to fully reserve for deferred tax assets recorded during the year.

Minority Interest Minority interest expense was $74,000, $260,000 and $235,000 in fiscal years 2009, 2008 and 2007, respectively. Minority interest expense represents the Company’s minority share of income at the then 91.5% owned subsidiary, Conference Plus, Inc. The remaining minority interest was purchased by the Company in the third quarter of fiscal 2009.

Discontinued Operations Net loss from discontinued operations was $206,000 and $1.5 million in fiscal years 2009 and 2008, respectively and net income from discontinued operations of $773,000 in fiscal 2007. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK.  All remaining employees have been terminated and the facility has been closed.

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

	Quarter Ended
	Fiscal 2008				Fiscal 2009
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009
(in thousands, except per share amounts)
Revenue	$ 58,401	$ 59,421	$ 43,730	$ 44,177	$ 38,058	$ 43,120	$ 38,301	$ 41,725
Gross margin	17,947	16,334	14,204	11,955	12,847	13,110	12,328	12,789
Operating expenses	19,735	18,143	18,423	28,855	18,009	18,405	16,475	15,169
Income tax	(261)	(326)	(955)	55,037	27	48	(62)	54
Net income (loss)	(916)	(668)	(2,502)	(72,144)	(5,521)	(5,109)	(4,061)	(1,993)
Net income (loss) per common share:
Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ (0.08)	$ (0.07)	$ (0.06)	$ (0.03)
Diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ (0.08)	$ (0.07)	$ (0.06)	$ (0.03)

The quarterly fluctuations in revenue are due primarily to fluctuations in the CNS equipment segment.  These fluctuations are due to product mix between the modem and VersaLinkTM products, quantity shipped and generally declining sales prices.  In the December 31, 2007 quarter, the Company concluding shipping of CNS products under a BellSouth agreement in October of 2007.  Quarterly gross margin was impacted primarily by price repression in the CNS equipment segment. The margin in the fourth quarter of fiscal 2008 was negatively impacted by $1.1 million of excess and obsolete inventory expense recorded.  Operating expenses in the June 30, 2008 quarter was positively impacted by a $3.3 million gain related to the recovery of  product warranty costs from a vendor and negatively impacted by $3.9 million in restructuring cost recorded relating to the Company’s outsourcing plan.  Operating expenses in June, September and December 2007 quarters also contained $545,000, $ 552,000 and $521,000 of consulting expense related to the outsourcing strategy. Operating expenses in the March 31, 2008 quarter was impacted by an additional restructuring charge of $1.9 million and a goodwill impairment charge of $9.7 million.  In addition, the Company recorded tax expense of $55.5 million relating primarily to valuation allowance all deferred tax assets in that quarter. Operating expenses in the September 2008 quarter were impacted by $1.3 million of severance and stock-based compensation expense related to the accelerated vesting of restricted stock both for the former CEO, Thomas Mader. For the quarter ended December 31, 2008, operating expenses included $808,000 of unallocated equipment restructuring expense and $1.4 million of goodwill impairment charges in the OSPlant Systems equipment segment. In the quarter ended March 31, 2009, the Company recorded a $700,000 loss contingency for a contractual dispute as a component of cost of services in the ConferencePlus services segment. The Company also recorded a $925,000 non-cash rent charge of which $462,000 was included in CNS equipment operating expenses, $158,000 was included in OSPlant Systems equipment operating expenses, $157,000 was included in unallocated G&A operating expenses, and $148,000 was recorded in cost of equipment revenues to correct the Company’s lease accounting policy.

The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Some factors which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions. Sales to the Company’s customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company’s quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Liquidity and Capital Resources

At March 31, 2009, the Company had $46.1 million in cash and cash equivalents, including the $173,000 of Contineo cash, consisting of bank deposits, highly rated money market funds backed by the government and money market funds that hold assets primarily consisting of U.S. government obligations. At March 31, 2009, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 11 of the Consolidated Financial Statements. Total future obligations and commitments of March 31, 2009 were $90.6 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a Credit Agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2009.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

The Company’s operating activities used cash of $14.7 million and $1.9 million in fiscal 2009 and 2008, respectively, and generated cash of $39.5 million in fiscal 2007. Cash used in fiscal 2009 resulted primarily from a net loss of $16.7 million offset by $10.4 million of depreciation, amortization, stock-based compensation, restructuring and goodwill impairment. The change in balance sheet accounts was a use of $8.6 million resulting primarily from increases in inventory, prepaid expenses and accounts receivable.

Cash used in fiscal 2008 resulted primarily from a net loss of $76.2 million, which includes $53.6 million valuation allowance on deferred taxes and $9.7 million of non-cash goodwill impairment. Deprecation, amortization, stock-based compensation and restructuring offset the loss by $15.3 million. Cash generated by operations in fiscal 2007 resulted primarily from net income of $8.7 million and by $9.8 million of depreciation, amortization expense and stock-based compensation, as well as, an increase of $5.2 million of deferred taxes. In fiscal 2007, the change in balance sheet accounts provided $15.1 million in total from decreases in accounts receivable and inventory, and from increases in accounts payable and accrued expenses.

The Company’s investing activities used $3.3 million, $3.1 million and $10.7 million in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, the Company used $2.2 million on capital expenditures and $3.7 million to acquire the remaining minority interest of Conference Plus, Inc. Additionally, the Company sold $2.6 million of short-term investments to fund a deferred compensation arrangement. In fiscal 2008, the Company used $4.7 million on capital expenditures and received $2.3 million from the sale of manufacturing equipment no longer required after production moved offshore. In fiscal 2007, the Company used $3.8 million on capital expenditures and $6.2 million on acquisitions.

The combined equipment segments capital expenditures were $1.3 million in fiscal 2009 which were primarily for leasehold improvements and storage racking to convert the former manufacturing facility into a distribution facility. The combined equipment segments capital expenditures for fiscal 2008 and 2007 were $2.1 million and $2.9 million, respectively and were primarily for machinery and research and development equipment purchases. The ConferencePlus services segment capital expenditures in fiscal 2009, 2008 and 2007 were $0.9 million, $2.6 million and $0.9 million, respectively. These expenditures were primarily for teleconference bridge equipment.

The Company’s financing activities used $1.4 million of cash in fiscal 2009 and generated $316,000 and $335,000 of cash in fiscal 2008 and 2007, respectively. The Company purchased $1.6 million of treasury stock in fiscal 2009. The primary financing source of cash in fiscal 2008 and 2007 was proceeds from the issuance of stock for the exercise of stock options.

Future obligations and commitments as of March 31, 2009 consisted of the following:

	Payments due by fiscal year
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Purchase obligations	$ 66,918	$ 2,960	$ 8	$ --	$ --	$ --	$ 69,886
Future minimum lease payments for operating leases	3,066	3,024	2,322	2,097	2,114	8,060	20,683
Future obligations and commitments	$ 69,984	$ 5,984	$ 2,330	$ 2,097	$ 2,114	$ 8,060	$ 90,569

Purchase obligations consist of raw materials in the equipment segment and local and long distance telephone service commitments in the ConferencePlus services segment that arise in the normal course of business operations.

As of March 31, 2009, the Company had deferred tax assets of approximately $70.5 million before a valuation allowance of $64.3 million, which reduced the recorded net deferred tax asset to $6.2 million. The remaining deferred tax asset is fully reserved by a FIN 48 liability recorded in other long-term liabilities.

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

Off-Balance Sheet Arrangements

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.0 million as of March 31, 2009. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender, however, the Company would have recourse against the assets of Enginuity and the personal guarantees.

The Company evaluated FIN No. 46R and concluded that Enginuity was a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE, therefore consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $100,000 and $125,000 as of March 31, 2009 and March 31, 2008, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency rate exposures. The Company has foreign subsidiaries in Ireland and Canada that develop and sell products and services in those respective countries and in other countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary future exposure is to changes in exchange rates for the U.S. dollar versus the Euro and Canadian dollar. Approximately 6% of the Company fiscal 2009 revenue was denominated in foreign currencies. Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $143,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2009.

As of March 31, 2009, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized loss of $206,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm set forth on pages 46 - 77 of this report. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 78 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal controls over financial reporting as of March 31, 2009.

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

The Company’s Independent Registered Public Accounting Firm has issued an audit report on its assessment of the Company’s internal control over financial reporting as of March 31, 2009. This report is included on page 47.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2009 under the captions “Election of Directors”, “Corporate Governance – Board Committees” and “Section 16(a). Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference.

(b)	Executive Officers of the Company

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2009 under the caption “Corporate Governance - Executive Officers,” which information is incorporated herein by reference.

CODE OF BUSINESS CONDUCT

We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to all of our officers (including the principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions) and employees. The Company filed a copy of this Code of Business Conduct as Exhibit 14.1 to this Form 10-K. This Code of Business Conduct is also publicly available in the corporate governance section on our website at http://www.westell.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on its website any amendments to, or waivers from its Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. Copies of the Code of Business Conduct will be provided free of charge upon written request directed to the Secretary of the Company at the address of the principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2009 under the captions “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report on Executive Compensation”. “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2009 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2009 under the caption “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in our Proxy Statement for the annual meeting to be held in September 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	(1)	Financial Statements

The following documents are filed as part of this report:

The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2009 and 2008 and for each of the three fiscal years in the period ended March 31, 2009, together with the Report of Independent Registered Public Accounting Firm, are set forth on pages 46 through 77 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.

(2)	Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2009, 2008 and 2007 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 78

Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.

(3)	Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2009).
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

*10.4	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Westell Technologies, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-98024).
*10.5	Employee Stock Purchase Plan (as amended) (incorporated by reference to the electronic copy filed with the Company’s proxy statement on July 29, 2008).
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

10.22	Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders)
10.23

Form of Restricted Stock Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2005)

10.24

Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 8-K for the quarter ended September 30, 2008)

10.25	Conference Plus, Inc. 2002 Nonqualified Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)
10.26

Form of Conference Plus, Inc. Nonqualified Stock Option (for Management Level Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.27

Form of Conference Plus, Inc. Nonqualified Stock Option (for Non-Management Level Employees) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.28

Employment Agreement dated August 1, 2007 by and among Westell Technologies, Inc, Westell, Inc. and Timothy R. Pillow (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

*10.29

First Amendment to Employment Agreement dated August 1, 2007 by and among Westell Technologies, Inc, Westell, Inc. and Timothy R. Pillow (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.30

Severance Agreement dated May 15, 2008 by and between Conference Plus, Inc. and Timothy J. Reedy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008).

*10.31	First Amendment to Severance Agreement dated May 15, 2008 by and between Conference Plus, Inc. and Timothy J. Reedy (incorporated by reference to

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.32

Employment Agreement dated July 8, 2008 by and among Westell Technologies, Inc., Westell, Inc. and Bernard F. Sergesketter (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 10, 2008).

*10.33

First Amendment to Employment Agreement dated July 8, 2008 by and among Westell Technologies, Inc., Westell, Inc. and Bernard F. Sergesketter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.34

Employment Agreement by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2009).

*10.35

Employment Agreement dated April 14, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Brian S. Cooper (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2009).

*10.36

Severance Agreement dated April 15, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Amy T. Forster (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2009).

*10.37	Credit Agreement dated as of March 5, 1009 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and Conference Plus, Inc., a borrowers, and the Private Bank and Trust Company, as lender.
*10.38

Guaranty and Security Agreement dated as of March 5, 2009 among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and the other parties thereto, as guarantors and grantors, in favor of the The Private Bank and Trust Company.

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedule

The financial statement schedule filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2009.

WESTELL TECHNOLOGIES, INC.

By /s/ Richard S. Gilbert
Richard S. Gilbert
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 15, 2009.

Signature	Title

/s/ Richard S. Gilbert	President, Chief Executive Officer and Director
Richard S. Gilbert	(Principal Executive Officer)

/s/ Brian S. Cooper.	Chief Financial Officer, Treasurer and Secretary
Brian S. Cooper	(Principal Financial Officer)

/s/ Amy T. Forster.	Chief Accounting Officer
Amy T. Forster	(Principal Accounting Officer)

/s/ John W. Seazholtz	Chairman of the Board of Directors
John W. Seazholtz

/s/ James M. Froisland	Director
James M. Froisland

/s/ Martin Hernandez	Director
Martin Hernandez

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Melvin J. Simon	Director
Melvin J. Simon

/s/ Martin H. Singer	Director
Martin H. Singer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Item	Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	46
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47
Consolidated Balance Sheets -- March 31, 2009 and 2008	48
Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007	50
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2009, 2008 and 2007	51
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	52
Notes to Consolidated Financial Statements	53

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts	78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 of the Notes to the Consolidated Financial Statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. In addition, as described in Note 2 to the Consolidated Financial Statements, effective April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payments. Also, as discussed in Note 2 to the Consolidated Financial Statements, effective April 1, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Westell Technologies, Inc.

We have audited Westell Technologies, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westell Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 of Westell Technologies, Inc. and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 12, 2009

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	March 31, 2008
Current assets:
Cash and cash equivalents	$ 46,058	$ 65,747
Short-term investments	--	2,602
Accounts receivable (net of allowance of $ 289 and $ 281, respectively)	20,827	19,498
Inventories	20,178	17,897
Prepaid expenses and other current assets	7,487	3,005
Total current assets	94,550	108,749
Property and equipment:
Machinery and equipment	15,920	25,581
Office, computer and research equipment	18,580	25,412
Leasehold improvements	9,342	9,471
	43,842	60,464
Less accumulated depreciation and amortization	(36,947)	(51,712)
Property and equipment, net	6,895	8,752
Goodwill	2,009	3,264
Intangibles, net	4,333	6,215
Deferred costs	24,612	--
Deferred income taxes and other assets	7,777	7,248
Total assets	$ 140,176	$ 134,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	March 31, 2008
Current liabilities:
Accounts payable	$ 17,883	$ 10,145
Accrued expenses	5,812	9,603
Accrued compensation	3,667	9,630
Deferred revenue	2,119	307
Total current liabilities	29,481	29,685
Deferred revenue long-term	25,258	--
Other long-term liabilities	9,079	7,738
Total liabilities	63,818	37,423
Commitments and contingencies (Notes 1 and 6)
Minority interest	--	3,310
Stockholders’ equity:
Class A common stock, par $0.01	539	567
Authorized – 109,000,000 shares
Issued and outstanding – 53,862,409 shares at March 31, 2009 and 56,695,724 shares at March 31, 2008
Class B common stock, par $0.01	147	147
Authorized – 25,000,000 shares
Issued and outstanding – 14,693,619 shares at March 31, 2009 and 14,693,619 shares at March 31, 2008
Preferred stock, par $0.01	--	--
Authorized – 1,000,000 shares
Issued and outstanding – none
Additional paid-in capital	397,242	394,930
Treasury stock at cost – 3,020,448 shares at March 31, 2009 and 123,128 shares at March 31, 2008	(1,904)	(299)
Cumulative translation adjustment	(206)	926
Accumulated deficit	(319,460)	(302,776)
Total stockholders’ equity	76,358	93,495
Total liabilities and stockholders’ equity	$ 140,176	$ 134,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended March 31,
	2009	2008	2007
Equipment revenue	$ 116,001	$ 152,031	$ 207,989
Services revenue	45,203	53,698	48,544
Total revenue	161,204	205,729	256,533

Cost of equipment revenue	85,151	117,412	148,671
Cost of services	24,979	27,877	24,436
Total cost of equipment revenue and services	110,130	145,289	173,107
Gross margin	51,074	60,440	83,426

Operating expenses:
Sales and marketing	24,153	24,067	29,422
Research and development	19,854	22,350	24,144
General and administrative	20,036	21,537	17,354
Goodwill impairment	1,381	9,651	--
Intangible amortization	1,882	1,834	1,699
Restructuring	752	5,717	343
Total operating expenses	68,058	85,156	72,962
Operating income (loss)	(16,984)	(24,716)	10,464

Other income (expense), net	662	3,709	3,173
Interest (expense)	(15)	(12)	(7)
Income (loss) before income taxes, minority interest and discontinued operations	(16,337)	(21,019)	13,630
Income taxes	67	53,495	5,474
Minority interest	74	260	235
Net income (loss) from continuing operations	(16,478)	(74,774)	7,921
Income (loss) from discontinued operations, net of tax of $ 0, $ 208 and $ 418, respectively	(206)	(1,456)	773
Net income (loss)	$ (16,684)	$ (76,230)	$ 8,694

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11
Basic net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01
Basic net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11
Diluted net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01
Diluted net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12

Weighted-average number of shares outstanding:
Basic	69,470	70,376	69,946
Diluted	69,470	70,376	71,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Comprehensive Income	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (234,031)	$ (247)	$ 157,276
Adoption of SAB No. 108 cumulative adjustments		--	-	--	--	--	(1,209)	--	(1,209)
Adjusted Balance, March 31, 2006		$ 556	$ 147	$ 392,843	$ (241)	$ (1,751)	$ (235,240)	$ (247)	$ 156,067
Net income (loss)	$ 8,694	--	--	--	--	--	8,694	--	8,694
Translation adjustment	327	--	--	--	327	--	--	--	327
Total comprehensive income	$ 9,021
Options exercised		--	--	198	--	--	--	--	198
Shares sold under Employee Stock Purchase Plan		1	--	122	--	--	--	--	123
Adoption of FAS No. 123R reclass deferred stock-based compensation 123R		--	--	(1,751)	--	1,751	--	--	--
Stock-based compensation		--	--	1,853	--	--	--	--	1,853
Tax benefits related to stock-option exercises		--	--	70	--	--	--	--	70
Restricted stock grant, net of forfeitures		7	--	--	--	--	--	--	7
Balance, March 31, 2007		$ 564	$ 147	$ 393,335	$ 86	$ 0	$ (226,546)	$ (247)	$ 167,339
Net income (loss)	$ (76,230)	--	--	--	--	--	(76,230)	--	(76,230)
Translation adjustment	840	--	--	--	840	--	--	--	840
Total comprehensive loss	$ (75,390)
Options exercised		3	--	337	--	--	--	--	340
Contineo, stock issuance costs		--	--	9	--	--	--	--	9
Shares sold under Employee Stock Purchase Plan		1	--	102	--	--	--	--	103
Treasury Stock		--	--	--	--	--	--	(52)	(52)
Restricted stock forfeitures		(1)	--	--	--	--	--	--	(1)
Stock-based compensation		--	--	1,217	--	--	--	--	1,217
Tax benefits related to stock-option exercises		--	--	(70)	--	--	--	--	(70)
Balance, March 31, 2008		$ 567	$ 147	$ 394,930	$ 926	$ 0	$ (302,776)	$ (299)	$ 93,495
Net income (loss)	$ (16,684)	--	--	--	--	--	(16,684)	--	(16,684)
Translation adjustment	(1,132)	--	--	--	(1,132)	--	--	--	(1,132)
Total comprehensive loss	$ (17,816)
Options exercised		1	--	98	--	--	--	--	99
Shares sold under Employee Stock Purchase Plan		0	--	22	--	--	--	--	22
Treasury Stock		(29)	--	--	--	--	--	(1,605)	(1,634)
Restricted stock forfeitures		(0)	--	--	--	--	--	--	(0)
Stock-based compensation		--	--	2,192	--	--	--	--	2,192
Balance, March 31, 2009		$ 539	$ 147	$ 397,242	$ (206)	$ 0	$ (319,460)	$ (1,904)	$ 76,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (16,684)	$ (76,230)	$ 8,694
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,821	7,852	7,978
Goodwill impairment	1,381	9,651	--
Stock-based compensation	2,192	1,217	1,853
Exchange (gain) loss	234	(112)	--
(Gain) loss on sale of fixed assets	(63)	66	16
Restructuring	966	6,221	343
Deferred taxes	--	53,615	5,214
Minority interest	74	260	235
Changes in assets and liabilities:
Accounts receivable	(1,780)	6,797	4,774
Inventory	(2,587)	895	6,809
Prepaid expenses and other current assets	(4,545)	316	764
Deferred costs – long-term	(24,612)	--	--
Other assets	(728)	260	(164)
Deferred revenue – long-term	27,089	--	--
Accounts payable and accrued expenses	4,111	(11,444)	752
Accrued compensation	(5,573)	(1,218)	2,192
Net cash provided by (used in) operating activities	(14,704)	(1,854)	39,460

Cash flows from investing activities:
Purchases of property and equipment	(2,206)	(4,713)	(3,835)
Proceeds from the sale of equipment	90	2,292	50
Sale (purchase) of investments	2,602	(618)	(697)
Acquisition of minority interest	(3,650)	--	--
Acquisition of businesses	(175)	(22)	(6,246)
Net cash used in investing activities	(3,339)	(3,061)	(10,728)

Cash flows from financing activities:
Borrowing (repayment) of debt and leases payable	121	(5)	(56)
Purchase of treasury stock	(1,634)	(52)	--
Proceeds from stock options exercised	121	443	321
Tax benefits related to stock-based compensation	--	(70)	70
Net cash provided by (used in) financing activities	(1,392)	316	335

Effect of exchange rate changes on cash	(254)	163	188
Net increase (decrease) in cash	(19,689)	(4,436)	29,255
Cash and cash equivalents, beginning of period	65,747	70,183	40,928
Cash and cash equivalents, end of period	$ 46,058	$ 65,747	$ 70,183

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 17	$ 17	$ 7
Cash paid for income taxes, net	$ 80	$ 409	$ 341

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation:

Description of Business

Westell Technologies, Inc. (the "Company") is a holding company. Its’ wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment which is sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd (“CGPS”) is a wholly owned subsidiary of ConferencePlus that provides services similar to ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. In the first quarter of the fiscal year ended March 31, 2009 (“fiscal year 2009”), the Company decided to cease the operations of Westell Limited, which was a wholly owned subsidiary of Westell, Inc. Westell Limited is shown as discontinued operations in the Company’s Consolidated Statements of Operations (See Note 3 for further information on discontinued operations).

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Contineo Systems, Inc. (“Contineo”). The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Business Acquisitions

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with FASB Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations (“FAS No. 141”), the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. This intangible asset will be amortized over a 5 year life and tested for impairment in accordance with FAS No. 144.

On October 2, 2007, the Company paid $2.5 million cash to acquire a 40% equity ownership Contineo, a software development company based in Plano, Texas, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. The Company’s investment is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed-upon objectives are met and additional funding of $2.5 million is provided, or upon a public offering exceeding $30.0 million.

The Company evaluated the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“VIE”) (“FIN No. 46R”), and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE, as the Company is the sole source of start-up funding. Contineo’s financial statements are fully consolidated and include Contineo net losses of $1.5 million and $896,000 during the fiscal years 2009 and 2008, respectively. Contineo had approximately $173,000 and $1.6 million, respectively, of cash which is included in the cash and cash equivalents line on the Consolidated Balance Sheet. The creditors of Contineo have no recourse to the general credit of the Company.

On March 31, 2007, Conference Plus, Inc. entered into a settlement agreement with a former executive to buy back shares of its CPGS operation located in Dublin, Ireland for $347,000. The shares had been issued to the employee when CPGS was acquired in 1998. In accordance with the FAS No. 141, the purchase of the minority stockholder’s interest was accounted for using purchase accounting and resulted in additional goodwill of $322,000.

On January 2, 2007, the Company acquired 100% of the capital stock of Noran Tel, Inc. located in Regina, Saskatchewan, Canada. The purchase price for Noran Tel was $5.5 million USD ($6.5 million CAD), with a potential $2.8 million USD ($3.5 million CAD) earn-out if certain financial performance goals are met. The final earn-out calculation will be completed as of December 31, 2009 and any earn-out would be considered additional purchase consideration.

The Noran Tel acquisition was accounted for using the purchase method of accounting in accordance with FAS No. 141 and accordingly the operating results of Noran Tel are included in the Company’s consolidated financial results from the acquisition date. In accordance with FAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess purchase price allocated to goodwill.

The allocation of the purchase price to the net assets acquired is as follows:

(in thousands)
Current assets (primarily inventory and accounts receivable)	$ 2,172
Fixed assets	171
Intangible assets	2,021
Goodwill	2,068
Total assets acquired	6,432

Current liabilities	(901)
Total liabilities assumed	(901)
Total purchase price	$ 5,531

At the time of the acquisition, intangible assets consist of amortizable intangible assets of $39,000 of product technology, $629,000 of customer relationships for Power products and $978,000 of customer relationships for Transmission products. Product technology is amortized over 5 years, customer relationships for Power products are amortized over 10 years and customer relationships for Transmission products are amortized over 12 years. The intangible assets balance also includes $375,000 for the trade name which is not amortizable. See Note 2 for further discussion on goodwill and intangible assets.

The audited and pro forma results of operations based on historical results of operations including adjustments for interest and amortization, as though Noran Tel was acquired as of April 1, 2006:

	(As Reported)	(Pro Forma Unaudited)
	March 31,	March 31,
(in thousands, except per share amounts)	2007	2007
Revenue	$ 256,533	$ 261,285
Net income	$ 8,694	$ 8,799
Basic earnings per share	$ 0.12	$ 0.12
Diluted earnings per share	$ 0.12	$ 0.12

The pro forma results of operations is presented for illustrative proposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period.

Note 2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits, highly rated money market funds participating in the Treasury Guarantee Program and money market funds that hold assets primarily consisting of U.S. government obligations. Money market funds are accounted for as available-for-sale securities under the requirements of Financial Accounting Standards Board (“FASB”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in highly rated money market funds. The Company’s U.S. Bank deposits are fully insured under the Federal Deposit Insurance Corporation (“FDIC”).

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

The components of inventories are as follows:

	March 31,
(in thousands)	2009	2008
Raw material	$ 13,168	$ 10,569
Finished goods	8,346	10,618
Reserve for excess and obsolete inventory and net realizable value	(1,336)	(3,290)
Total inventory	$ 20,178	$ 17,897

Prepaid Expenses and Other Current Assets

The Company has prepaid and current assets consisting primarily of rebate receivables from vendors, prepaid product royalty, prepaid maintenance agreements and prepaid rent.

Property and Equipment

Property and equipment are stated at cost, net of deprecation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life, as follows:

Machinery and equipment	5-7 years
Office, computer and research equipment	2-5 years

Depreciation expense was $3.9 million, $6.0 million and $5.9 million for fiscal 2009, 2008 and 2007, respectively. In September 2007, the Company entered into a $2.1 million agreement to sell the manufacturing equipment that it will no longer use after the completion of the transition to its outsourcing manufacturer. The Company accelerated the depreciation on these assets to the residual value which included additional depreciation expense of $1.2 million for the year ended March 31, 2008 and recorded a loss of approximately $85,000 on the sale. In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset. In fiscal 2009, there was an impairment charge of $68,000 related to the Noran Tel reporting unit in the OSPlant Systems equipment segment. No such impairment losses were recorded in fiscal 2008 or fiscal 2007.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FAS No. 142 requires that these assets be reviewed for impairment at least annually. The Company currently has three reporting units that contain goodwill consisting of Noran Tel, Conference Plus, Inc., and Conference Plus Global Services, Inc. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology estimating future cash flow, discount rates, growth rates and other assumptions. The Company performs its annual impairment test in the fourth quarter of each fiscal year or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value

The Company performed an interim impairment test in accordance with FAS No. 142 during the December 2008 quarter as the recent adverse economic environment was a potential indicator that goodwill and/or intangibles could be impaired. A two-step approach was used to test goodwill for impairment for each reporting unit. The first step tests for impairment by comparing the fair value of each reporting unit to its carrying value, including goodwill. The second step, which was necessary for the Noran Tel reporting unit, measured the amount of impairment by comparing the implied fair value of goodwill determined to the carrying value of goodwill. The fair value of each reporting unit was estimated using a discounted cash flow methodology. As a result of the interim test, a charge of approximately $1.4 million was recorded during the quarter ended December 31, 2008 to write down goodwill and intangible assets allocated to the Noran Tel reporting unit, which is included in the OSPlant Systems equipment segment.

As a result of the annual impairment testing in fiscal year 2008, the goodwill related to the prior acquisitions in the Westell Inc. reporting unit in the combined equipment segments were impaired and a charge of $9.7 million was recorded to highly rated the entire goodwill related to this reporting unit. No impairment was indicated in the other reporting units. The Company did not recognize an impairment loss on goodwill in fiscal 2007. Future impairment tests may result in a charge to earnings and a potential for a write-down of goodwill if the annual test would indicate impairment. Other finite-lived intangible assets will continue to be amortized over their useful lives.

On an ongoing basis, the Company reviews intangible assets, capitalized software development and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

Goodwill decreased by $1.3 million and $9.3 million during fiscal 2009 and 2008, respectively. The decrease in fiscal year 2009 was due to a $1.4 million impairment charge in the Noran Tel reporting unit in the OSPlant Systems equipment segment and foreign currency changes. The decrease in fiscal year 2008 was due to the impairment charge recorded in the Westell Inc. reporting unit of $9.7 million, which was included in the equipment segments, final purchase price accounting adjustments and foreign currency changes. As of March 31, 2009, the Company had a total of $2.0 million of goodwill, of which $1.4 million was included in the ConferencePlus services segment and $635,000 was included in the OSPlant Systems equipment segment.

The Company has finite and infinite-lived intangible assets related to its acquisitions. The following table presents details of the Company’s intangibles from acquisitions:

	March 31,
(in thousands)	2009	2008
Gross intangible assets	$ 39,037	$ 38,596
Accumulated amortization	(10,720)	(8,839)
Foreign currency fluctuation	(116)	258
Impairment	(23,868)	(23,800)
Net	$ 4,333	$ 6,215

These intangibles are being amortized over periods of 3 to 12 years. Finite-lived intangible amortization included in expense was $1.9 million, $1.8 million and $1.7 million in fiscal years 2009, 2008 and 2007 respectively. The following is the expected future amortization by year:

	2010	2011	2012	2013	2014	thereafter
Intangible amortization expense	$ 618	$ 618	$ 574	$ 554	$ 535	$ 1,154

Net carrying amounts of intangible assets are as follows:

	March 31,
(in thousands)	2009	2008
Finite-lived intangible assets:
Product technology (1)	$ 838	$ 2,264
Customer relationship (1)	3,215	3,524
Total finite-lived intangible assets, net	$ 4,053	$ 5,788

Infinite-lived intangible assets:
Trade Name (2)	280	427
Total intangible assets	$ 4,333	$ 6,215

(1)Change due to amortization and change in foreign currency exchange rate.

(2)Change due to change in foreign currency exchange rate and a fiscal 2009 year impairment charge of $68,000.

Revenue Recognition, Deferred Revenue and Deferred Costs

Revenue recognition on equipment where software is incidental to the product as a whole generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated.

Due to the technological advances inherent in the telecommunications industry, the Company must assess its revenue recognition policy as products technologically evolve. In doing so for the UltraLineTM Series3 products, the Company determined that embedded software is more than incidental to the product as a whole and therefore applied the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and all related interpretations.

Currently, the UltraLineTM Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (PCS) to maintain ongoing interoperability within the customer’s network. Although the product has been delivered to the customer, is installed and meets the customers’ current requirements, under SOP 97-2, multiple element arrangements that include software are separated into units of accounting when the following criteria are met: the functionality of the delivered elements is not dependent on the undelivered elements, there is vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements, and general revenue recognition criteria related to the delivered elements have been met. If any of these criteria are not met, revenue and related direct costs are deferred until the criteria are met or the last element has been delivered.

The Company was not able to establish VSOE for the specified future software enhancements and therefore deferred the recognition of $25.3 million of revenue and the related costs of $24.6 million on these products until all of the criteria under SOP 97-2 are met. If the revenue recognition criteria for the specified future software enhancements have been met and the only undelivered element is PCS, the Company intends to use the cumulative catch up method to record revenue and related costs equal to the total arrangement consideration less the portion applicable to the remaining PCS service period, which will be recognized pro rata over the remaining PCS service period.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom, product is returned within specified time limits and is currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company has recorded a reserve for returns that is not significant.

The Company’s ConferencePlus services segment recognizes revenue for conference calls and other services upon completion of the conference call or services.

The Company records revenue net of taxes in accordance with EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.

Shipping and Handling

The Company recorded costs related to shipping and handling expense of $1.3 million, $1.3 million and $1.2 million in sales and marketing expense for the years ended March 31, 2009, 2008 and 2007, respectively.

Product Warranties

Most of the Company's products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products. The Company accrues for estimated warranty costs as products are shipped.

Research and Development Costs

Engineering and product development costs are charged to expense as incurred.

Stock-based Compensation

Effective April 1, 2006, the Company adopted the provisions of FAS No. 123R, Share-Based Payments (“FAS No. 123R”) using the modified prospective method, and therefore did not restate prior periods. FAS No. 123R requires the grant-date fair-value recognition of expense related to employee stock-based compensation awards over the requisite service period. In addition, the Company eliminated the balance of deferred compensation expense in stockholders equity against Additional Paid-in Capital (“APIC”) as required by this statement. The Company elected to use the short-cut methods as prescribed by FASB Staff Position (“FSP”) FAS No.123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the beginning APIC tax pool. Additionally, FAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature. See Note 9 for further discussion of the Company’s share-based compensation plans.

Fair Value Measurements

The Company accounts for the fair value of assets and liabilities in accordance with FAS No.157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements.

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

The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, cash and on intercompany accounts anticipated by management to be settled in the foreseeable future within the Other income, net line on the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, Accounting for Income Taxes (“FAS No. 109”). FAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for the Company in its year ended March 31, 2007, and allows a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, the Company recorded an adjustment of $1.2 million to beginning Retained Earnings for fiscal year 2007 in the accompanying consolidated financial statements for the items described below.

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

New Accounting Standards Adopted

On April 1, 2008, the Company adopted FAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by FAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs with the exception of the note payable guarantee described in Note 11 which is measured using Level 3 inputs

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2009:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets	$ 36,297	$ 36,297	--	--
Liabilities:	--	--	--	--
Guarantee	$ 100	--	--	$ 100

In October 2008, the FASB issued FSP FAS No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarified the application of FAS No. 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Effective April 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“FAS No. 159”), which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

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

New Accounting Pronouncements

In December 2007, FASB issued FAS No. 141(R), Business Combinations (“FAS No. 141R”). This FAS establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company on April 1, 2009. This statement applies prospectively to business combinations with an acquisition date on or after the effective date. Earlier application is prohibited. The adoption of FAS No. 141R will not have an immediate impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“FAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This FAS establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. FAS No.160 is effective for the Company on April 1, 2009. This statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have a minority interest as of March 31, 2009 the immediate impact of the adoption of FAS160 will only affect presentation and disclosure, therefore, the adoption of FAS No. 160 will not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. It is effective for interim and annual periods ending after June 15, 2009, entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on the financial statements.

In April 2008, the FASB issued a final FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP No. 142-3 will be effective for fiscal years beginning after December 15, 2008, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Discontinued Operations:

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK  All remaining employees of the subsidiary have been terminated and the facility has been closed.  The results of operations of Westell Limited have been classified as discontinued operations for the years ended March 31, 2009, 2008 and 2007. The Westell Limited entity was dissolved and therefore no assets or liabilities exist at March 31, 2009. The Westell Limited net assets and liabilities included in the Consolidated Balance Sheet at March 31, 2008 were approximately $84,000. The Consolidated Statements of Cash Flows include discontinued operations.

Note 4. Revolving Credit Agreements and Debt:

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

The Company entered into a new revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2009. As of March 31, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

As of March 31, 2009, Contineo had a $121,000 bank loan. The current loan portion of $58,000 and long-term loan portion of $63,000 is reported in the accrued expenses line and other-long term liabilities line, respectively, on the Consolidated Balance Sheet.

Note 5. Income Taxes:

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The income taxes charged to net income are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2009	2008	2007
Federal:
Current	$ --	$ 48	$ (500)
Deferred	--	47,682	5,433
	--	47,730	4,933
State:
Current	149	(44)	744
Deferred	--	5,724	(219)
	149	5,680	525
Foreign:
Current	(82)	85	16
Deferred	--	--	--
	(82)	85	16

Total	$ 67	$ 53,495	$ 5,474

The Company utilizes the flow-through method to account for tax credits. In fiscal 2009, 2008 and 2007, the Company generated alternative minimum tax credits of $0, $0 and $368,000, respectively.

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	(0.3)	(0.3)	0.6
State income tax, net of federal tax effect	(0.6)	2.7	1.0
Valuation allowance	(33.1)	(274.1)	(0.4)
Goodwill impairment	--	(16.1)	--
Contingent tax reserves	(0.3)	0.3	2.1
Other	(1.1)	(2.0)	1.9
	(0.4)%	(254.5)%	40.2%

Components of the net deferred income tax asset are as follows:

	March 31,
(in thousands)	2009	2008
Deferred income tax assets:
Allowance for doubtful accounts	$ 77	$ 79
Alternative minimum tax credit	1,803	1,803
Research and development credit carryforward	4,346	4,346
Compensation accruals	1,520	1,231
Inventory reserves	528	1,357
Warranty reserve	258	341
Net operating loss carryforward	57,100	52,664
Intangibles	1,845	1,815
Other	2,964	2,156
	70,441	65,792
Valuation allowance	(64,283)	(59,344)
Net deferred income tax asset	$ 6,158	$ 6,448

Classified in Consolidated Balance Sheet as follows:

	March 31,
(in thousands)	2009	2008
Deferred income tax assets- included in noncurrent other assets	$ 6,448	$ 6,448
Deferred income tax liability – included in other long-term liabilities	(290)	--
Net deferred income tax asset	$ 6,158	$ 6,448

During 2009, the Company recorded a deferred tax liability of $290,000 which relates to certain intangible assets from the 2007 Noran Tel acquisition that was non-deductible for tax purposes with a corresponding adjustment to goodwill. The Company has approximately $6.1 million in income tax credit carryforwards and a $147.0 million federal net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards begin to expire in fiscal year 2010. The federal net operating loss carryforward begins to expire in fiscal year 2020. State net operating loss carryforwards have varying carryforward periods from five to twenty years.

The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of FAS No. 109. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The Company generated net losses in fiscal years 2008 and 2009 which means the Company is in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal 2008, the Company concluded that in accordance with FAS No. 109 a full valuation allowance is required.

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

There was no cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48, which was effective April 1, 2007. As of April 1, 2007, the Company had $1.0 million of unrecognized tax benefits which would impact the effective tax rate. As of March 31, 2008, the Company had approximately $679,000 of unrecognized tax benefits, net of federal tax benefits, that if recognized would impact the effective tax rate. There was no change in the unrecognized tax benefits for 2009. The Company cannot state with a reasonable degree of certainty that any amount included in the March 31, 2009 balance of unrecognized tax benefits is likely to change significantly during the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at April 1, 2008	$ 7,569
Additions based on positions related to the current year	--
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	--
Reductions as a result of expirations of applicable statutes of limitations	--
Settlements	--
Unrecognized tax benefits at March 31, 2009	$ 7,616

At March 31, 2009, the unrecognized tax benefits are presented in the other long-term liabilities line on the Consolidated Balance Sheet.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2008, the Company had accrued $104,000 for the potential payment of interest related to unrecognized tax benefits. At March 31, 2009, the Company had accrued $151,000 for the potential payment of interest related to unrecognized tax benefits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdiction subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	1998-2009
U.S. State	1999-2009
Foreign	2004-2009

Note 6. Commitments and Contingencies:

The Company’s CNS and OSPlant Systems equipment segments lease a 185,000 square foot corporate facility in Aurora, Illinois, to house product distribution, engineering, sales, marketing and administration pursuant to a lease that runs through 2017. The ConferencePlus services segment leases approximately 42,000 square feet of office space in Schaumburg, Illinois, pursuant to a lease that runs through August, 2011.

The Company also has commitments to lease other facilities at various locations. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. In addition, the Company has leases for equipment and photocopiers. Total rent expense was $4.5 million, $3.9 million and $3.8 million for fiscal 2009, 2008 and 2007, respectively. In the fourth quarter of fiscal 2009, the Company recorded a $925,000 non-cash charge to correct an error in the Company’s accounting treatment related to the lease of its corporate headquarters and distribution facility. In accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting of Leases, the Company recorded $890,000 of the associated deferred lease liability within other long-term liabilities and $35,000 within accrued expenses on the Consolidated Balance Sheet as of March 31, 2009.

Future obligations and commitments as of March 31, 2009 consisted of the following:

	Payments due by fiscal year
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Purchase obligations	$ 66,918	$ 2,960	$ 8	$ --	$ --	$ --	$ 69,886
Future minimum lease payments for operating leases	3,066	3,024	2,322	2,097	2,114	8,060	20,683
Future obligations and commitments	$ 69,984	$ 5,984	$ 2,330	$ 2,097	$ 2,114	$ 8,060	$ 90,569

Purchase obligations consist of raw materials in the combined equipment segments and local and long distance telephone service commitments in the ConferencePlus services segment that arise in the normal course of business operations.

As a result of an ongoing vendor dispute in the ConferencePlus services segment a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies FAS No. 5, Accounting for Contingencies, in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Consolidated Balance Sheet as of March 31, 2009.

The Company recorded a gain contingency using guidance under Staff Accounting Bulletin No. 92 – Accounting and Disclosure Relating to Loss Contingencies (“SAB No. 92”), of $3.3 million in the quarter ended June 30, 2007 related to the probable settlement of a claim to recover product warranty costs incurred by the Company for non-conforming product from a vendor. This recovery offset $600,000 of related costs recorded in the quarter ended June 30, 2007 and costs recorded in the prior fiscal year and are recorded in sales and marketing expense in the Consolidated Statements of Operations. In September 2007, a settlement agreement was reached with the vendor and the Company received the entire $3.3 million settlement by January 2008.

The Company recorded a loss contingency related to a probable future settlement of $1.0 million as a purchase price adjustment in the quarter ended December 31, 2006, for the cost to exit a HyperEdge purchase agreement that was outstanding as of the HyperEdge acquisition date. This purchase agreement was not recorded or disclosed to the Company prior to the acquisition. During the quarter ended December 31, 2007, the Company recorded an additional net expense of $300,000 related to this probable future settlement. The Company used guidance under SAB No. 92 and recorded a probable recovery comprised of an increase in the settlement loss of $1.0 million offset by a probable recovery of $0.7 million from former stockholders of HyperEdge. In January 2008, settlement agreements were finalized with both parties for the amounts recorded as of December 31, 2007.

Note 7. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the warranty reserve include the number of units shipped historically and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portion of the warranty reserve was $823,000 and $733,000 as of March 31, 2009 and 2008, respectively and is presented on the Consolidated Balance Sheets as accrued expenses. The long-term portion of the warranty reserve was $249,000 and $199,000, respectively, and is presented on the Consolidated Balance Sheets as other long-term liabilities. The Company recorded $1.1 million and $600,000 of product warranty expense during fiscal year 2007 and fiscal year 2008, respectively, related to a specific product warranty issue.

The following table presents the changes in our product warranty reserve:

	Fiscal years ended March 31,
(in thousands)	2009	2008	2007
Total product warranty reserve at the beginning of the period	$ 932	$ 2,664	$ 1,776
Warranty expense	562	1,227	2,529
Utilization	(422)	(2,959)	(1,641)
Total product warranty reserve at the end of the period	$ 1,072	$ 932	$ 2,664

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

Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares through March 3, 2010. During fiscal 2009 and 2008, 2,897,320 and 29,800 shares, respectively, were repurchased under this program with a weighted-average per share purchase price of $ 0.56 and $1.76, respectively. There is approximately $8.3 million remaining for additional treasury stock purchases under this program as of March 31, 2009.

Stock Restriction Agreements

The members of the Penny family (majority stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2009, a total of 14,693,619 shares of Common Stock are subject to this Stock Transfer Restriction Agreement.

Voting Rights

The Company’s stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B common stock is entitled to four votes per share. The Company’s largest stockholder is a voting trust that owned 48.6% of the voting control of the Company as of May 29, 2009. The trust was formed for the benefit of Robert C. Penny III and Melvin J. Simon and their respective families. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the voting trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Simon control 52.5% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.

Shares Issued and Outstanding

The following table summarizes Common Stock transactions for fiscal years 2007, 2008 and 2009:

	Common Shares Issued and Outstanding
(in thousands)	Class A	Class B	Treasury
Balance, March 31, 2006	55,514	14,742	(93)
Options exercised	132	--	--
Shares sold under Employee Stock Purchase Plan	71	--	--
Restricted stock grant	720	--	--
Balance, March 31, 2007	56,437	14,742	(93)
Options exercised	250	--	--
Shares sold under Employee Stock Purchase Plan	59	--	--
Purchase of Treasury Stock	(30)	--	(30)
Class B converted to Class A	48	(48)	--
Restricted stock forfeiture	(68)	--	--
Balance, March 31, 2008	56,696	14,694	(123)
Options exercised	78	--	--
Shares sold under Employee Stock Purchase Plan	19	--	--
Purchase of Treasury Stock	(2,897)	--	(2,897)
Restricted stock forfeiture	(34)	--	--
Balance, March 31, 2009	53,862	14,694	(3,020)

Note 9. Stock-based Compensation:

Effective April 1, 2006, the Company adopted FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), to account for employee stock-based compensation using the modified prospective method, and therefore did not restate prior periods. FAS No. 123R requires all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period.

Employee Stock Incentive Plans

In September 2004, stockholders approved the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, stock appreciation rights and performance share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 4,495,726 shares available for issuance under this plan as of March 31, 2009.

Stock Options

Typically, stock options granted by the Company have an exercise price that is equal to or higher than the reported value of the Company’s stock on the grant date. Options usually vest    over period from two to five years, or upon the earlier of the achievement of Company and individual goals established, or at the end of 7 or 8 years. The Company’s options have a contractual term of 7 or 10 years. Generally, compensation expense is recognized ratably over the vesting period. Certain options provide for accelerated vesting if there is a change in control (as defined in the 2004 SIP Plan).

As permitted by FAS No. 123R, the Company uses the Black-Scholes-Merton model to estimate the fair value of employee stock options on the date of grant. That model employs parameters for with the Company has made estimates according to the assumptions noted below. Expected volatilities were based on historical volatilities of the Company’s stock. The expected option lives were derived from the output of the options valuation model and represent the period of time that options granted are expected to be outstanding based on historical information. The risk-free interest rates were based on the United States Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The Company recorded expense of $564,000, $393,000 and $834,000 in the twelve months ended March 31, 2009, 2008 and 2007, respectively, related to stock options. Cash received from option exercises for the years ended March 31, 2009, 2008 and 2007 were $99,000, $340,000 and $198,000, respectively. The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007, was approximately $32,000, $242,000 and $176,000, respectively.

The option activity for the twelve months ended March 31, 2009 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2008	8,577,433	$ 5.06	3.6	$ 206
Granted	1,671,733	1.20
Exercised	(78,764)	1.26
Forfeited	(486,611)	2.33
Expired	(1,865,319)	7.86
Outstanding on March 31, 2009	7,818,472	3.78	3.2	--
Vested or expected to vest as of March 31, 2009	5,939,821	4.35	2.5	--
Exercisable on March 31, 2009	4,828,152	4.95	1.9	--

(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and Westell Technologies’ closing stock price as of the reporting date.

FAS No. 123R requires recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2009, the Company used an estimated forfeiture rate of approximately 30%. The estimated forfeiture rate will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2009, there was $1.4 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.45 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twelve months ended March 31
	2009	2008	2007
Input assumptions:
Expected volatility	57%	54%	66%
Risk-free interest rate	2.8%	4.7%	4.6%
Expected life	5 years	5 years	5 years
Expected dividend yield	0.0%	0.0%	0.0%

Output weighted-average-grant-date fair value	$ 0.61	$ 1.35	$ 1.39

The Company has the policy of issuing new shares of stock when stock options are exercised.

Non-qualified Non-public Subsidiary Stock Options

The Company’s ConferencePlus subsidiary has a stock option plan for the purchase of ConferencePlus stock. There are 2,679,245 shares reserved for issuance under this plan. Stock options granted under this plan have an exercise price that is equal to the calculated value of ConferencePlus stock on the grant date based on a discounted cash flow method and a contractual term of 10 years. Typically, options vest on the fifth anniversary of the options grant date and compensation is expensed ratably over that period. Per the original terms of the option awards, acceleration of vesting may occur due to the following events: an initial public offering, a spin off, or a change in control of ConferencePlus. The options granted in fiscal 2009 were to replace options that expired during the year. The options were issued with exercise price of the expiring options and with immediate vesting. The expense for this grant was therefore recognized immediately.

ConferencePlus uses the Black-Scholes-Merton model to estimate the calculated value of employee stock options on the date of grant. That model employs parameters for with the Company has made estimates according to the assumptions noted below. As ConferencePlus stock is not traded on an exchange nor does it have an internal market for its shares, expected volatilities were based on historical stock volatilities for comparable public companies stock for a period of time comparable to the expected term of the options. The expected option lives were derived from the output of the options valuation model and represent the period of time that options granted are expected to be outstanding based on historical information. The risk-free interest rates were based on the United States Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The Company recorded expense of $466,000, $177,000 and $221,000 in the twelve months ended March 31, 2009, 2008 and 2007, respectively, related to these stock options. The option activity for the year ended March 31, 2009 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted Average- Remaining Contractual Term (in years)	Aggregate Intrinsic Value(b) (in thousands)
Outstanding on March 31, 2008	2,096,676	1.63	4.7	$ 106
Granted	377,358	1.14
Exercised	--	--		--
Forfeited	(266,438)	1.64
Expired	(400,422)	1.18
Outstanding on March 31, 2009	1,807,174	1.63	5.4	$ 156
Vested or expected to vest as of March 31, 2009	1,750,466	1.62	5.4	$ 154
Exercisable on March 31, 2009	1,476,574	1.61	5.1	$ 146

(b) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the estimated fair value of the CPI stock as of the reporting date.

FAS No. 123R requires recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As of March 31, 2009, the Company used an estimated forfeiture rate of approximately 11%. The estimated forfeiture rate will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2009, there was $133,000 of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years.

The calculated value of each option was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twelve months ended March 31
	2009	2008	2007
Inputs assumptions:
Expected volatility	58%	42%	50%
Risk-free interest rate	2.1%	4.2%	4.7%
Expected life	7 years	5 years	5 years
Expected dividend yield	0.0%	0.0%	0.0%

Output weighted-average-grant date fair value	$ 0.99	$ 0.61	$ 0.89

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. There were no restricted stock grants in fiscal 2009 or 2008. Restricted stock awards granted in fiscal year 2006 vested in full on March 31, 2007. The restricted stock awards granted in fiscal year 2005 vested in full on June 1, 2008 with the exception of 20,000 shares that vested on March 31, 2007. Two restricted stock awards were made in fiscal year 2007. The first was for 280,000 shares of restricted stock that will vest in full on October 31, 2009. The second fiscal 2007 award was for 500,000 shares of restricted stock which one-fifth vested on February 1, 2008. Per the terms of the original agreement, the remaining four-fifths of the 500,000 shares accelerated vesting in July 2008 when the holder was no longer employed by the Company. Restricted stock awards made in fiscal year 2005 and 280,000 shares of restricted stock awarded in fiscal 2007 are subject to partial vesting in the event of death, disability or involuntary termination other than for cause, as defined in the restricted stock award, based upon the number of months worked prior to the vesting date of the stock award.

The Company recognizes compensation expense on a straight-line basis over the vesting periods of the awards based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.

The following table sets forth restricted stock activity for the twelve months ended March 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2008	735,000	$ 2.76
Granted	--	--
Vested	(501,111)	2.99
Forfeited	(33,889)	2.26
Non-vested as of March 31, 2009	200,000	$ 2.26

The Company recorded $1,158,000, $629,000 and $780,000 of expense in the twelve months ended March 31, 2009 2008 and 2007, respectively, related to restricted stock. As of March 31, 2009, there was $105,000 of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.6 years.

The fiscal 2009 stock-based compensation for restricted stock increased compared to fiscal 2008 primarily due to accelerated vesting in July 2008 described above.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that allows employees to purchase stock each quarter end through payroll deductions at a 15% discount from the market price on the date of purchases. There were 19,130 shares, 58,939 shares and 70,566 shares of common stock purchased under the ESPP during fiscal years 2009, 2008 and 2007, respectively. The 15% market discount for shares purchased during fiscal years 2009, 2008 and 2007 approximated $4,000, $18,000 and $18,000, respectively, and was recognized as compensation expense in the Consolidated Statement of Operations.

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 of the Company’s common stock available for issuance as of March 31, 2009. Due to the current share price and the number of shares available under the ESPP plan, the Company has not reopened this program for employees.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations, resulting from stock options, restricted stock and the employee stock purchase plan:

	Twelve months ended March 31
(in thousands)	2009	2008	2007
Cost of equipment revenues	$ 88	$ 209	$ 352
Cost of services	29	55	59
Sales and marketing	315	287	444
Research and development	136	117	365
General and administrative	1,624	549	633
Stock-based compensation expense	2,192	1,217	1,853
Income tax benefit	--	--	(732)
Total stock-based compensation expense after taxes	$ 2,192	$ 1,217	$ 1,121

Stock-based compensation for the fiscal year ended March 31, 2009 increased compared to fiscal 2008 primarily due to accelerated vesting on restricted stock. Stock-based compensation for the fiscal year ended March 31, 2008 decreased compared to the prior fiscal year primarily due to an increase in the estimated forfeiture rate.

Note 10. Benefit Plans:

Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The Rabbi trust qualified as a variable interest entity (“VIE”) under FIN No. 46R and as such was consolidated in the Company's financial statements. The deferred compensation liability was $2.5 million as of March 31, 2008 and March 31, 2007. As of March 31, 2007, approximately $1.9 million of cash had been funded into the Rabbi trust. In fiscal 2008, the Company funded an additional $509,000 of cash to fully fund the Rabbi trust as of March 31, 2008. As of March 31, 2008, the Rabbi trust was presented in the investments line on the Consolidated Balance Sheets, whereas the associated deferred compensation liability was shown as a current liability in the accrued compensation line. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

401(k) Benefit Plan

The Company sponsors a 401(k) benefit plan (the "Plan") which covers substantially all of its domestic employees. The Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. Effective in February 2009, the Company eliminated matching contributions. From January 2008 through January 2009, the matching contribution percentage made by the Company was 100% of participants’ contributions up to 4%. Participants were immediately 100% vested in the match. Fiscal 2009 and 2008, matching contribution expense was approximately $804,000 and $582,000, respectively. The Company provided for discretionary and matching contributions to the Plan totaling approximately $1.0 million for fiscal 2007.

Note 11. Sale of Product Line:

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $1.0 million as of March 31, 2009. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender, however, the Company would have recourse against the assets of Enginuity and the personal guarantees.

The Company evaluated FIN No. 46R and concluded that Enginuity was a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $100,000 and $125,000 as of March 31, 2009 and 2008, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheets.

Note 12. Segment and Related Information:

Historically, the Company has conducted its business within the following two reportable segments: telecom equipment and telecom services. Effective in the third quarter of fiscal 2009, the Company began reporting its financial information within the three reportable segments of CNS equipment, OSPlant Systems equipment, and ConferencePlus services.

CNS equipment: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages.

OSPlant Systems equipment: The Company’s OSPlant Systems product family consists of next generation outdoor cabinets, enclosures, power distribution, edge connectors (fiber, Ethernet and Coax), remote monitoring , DS1 and DS3 transmission plugs. These solutions are optimized for wireless backhaul, service delivery to business enterprise and smart grid applications. With its recent introduction of Customized Systems Integrations (“CSI”) service, Westell OSPlant Systems team now offers its customers with a one-stop-shop for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors eliminating the need to design, assemble and test on the job site. Target customer include Wireline Service Providers, Wireless Service Providers, Multi-Service Operators (“MSOs”), Utility Providers and OEM Equipment Manufacturers worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

ConferencePlus services: The Company’s subsidiary Conference Plus, Inc. is a multi-point telecommunications service bureau specializing in audio teleconferencing, multi-point video conferencing, and multimedia teleconference services.

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting of its telecom equipment business. In fiscal year 2008, the Company transitioned its internal manufacturing operations from Aurora, Illinois, to an outsourced model using offshore suppliers. The manufacturing entity, Westell Inc., reduced its number of employees from over 500 to its current level of 124. During fiscal year 2009, Westell’s Chief Executive Officer, the chief operating decision maker (“CODM”), implemented business unit financial reporting which changed reporting from a telecom equipment segment to two CNS and OSPlant Systems segments. The underlying direct product costs, engineering and sales and marketing costs of CNS and OSPlant Systems are now segregated into separate cost centers for financial reporting purposes. In fiscal 2008, CNS and OSPlant Systems products were both manufactured in the Aurora manufacturing facility and shared significant resources that were not segregated for financial reporting. As a result, the Company determined that it is impracticable for the Company to restate prior periods to conform to the current operating segments. In order to provide comparable information to the prior year, the Company has combined the CNS and OSPlant Systems equipment segments (“combined equipment segments”) in the current year.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Segment operating income (loss) excludes unallocated Westell Inc. G&A and restructuring charges.

Segment information for the years ended March 31, 2009, 2008 and 2007, which excludes the impact of the Westell Limited discontinued operations, is set forth below:

Revenue (in thousands)	2009	2008	2007
CNS equipment	$ 59,495	$ 97,923	$153,772
OSPlant Systems equipment	56,506	54,108	54,217
Combined equipment	116,001	152,031	207,989
ConferencePlus services	45,203	53,698	48,544
Total revenue	$ 161,204	$ 205,729	$ 256,533

Segment operating income (loss) and reconciliation to loss before income taxes, minority interest and discontinued operations (in thousands)	2009	2008	2007
CNS equipment segment loss	$ (16,843)	$ NA	$ NA
OSPlant Systems equipment segment income	10,881	NA	NA
Unallocated equipment G&A and restructuring charges	(11,691)	NA	NA
Combined equipment segments loss	(17,653)	(28,603)	5,363
ConferencePlus services operating income	669	3,887	5,101
Operating loss	(16,984)	(24,716)	10,464
Other income (expense), net	662	3,709	3,173
Interest (expense)	(15)	(12)	(7)
Income (loss) before income taxes, minority interest and discontinued operations	$ (16,337)	$ (21,019)	$ 13,630

Depreciation and amortization (in thousands)	2009	2008	2007
CNS equipment depreciation and amortization	$ 1,080	$ NA	$ NA
OSPlant Systems equipment depreciation and amortization	2,003	NA	NA
Unallocated equipment depreciation and amortization	991	NA	NA
Combined equipment depreciation and amortization	4,074	6,127	6,127
ConferencePlus services depreciation and amortization	1,745	1,701	1,808
Total depreciation and amortization	$ 5,819	$ 7,828	$ 7,935

Total Assets (in thousands)	2009	2008
Combined equipment segments assets	$ 120,946	$ 116,999
ConferencePlus services assets	19,230	17,229
Total assets	$ 140,176	$ 134,228

The combined equipment segments use many of the same assets. For internal reporting purposes, the Company does not allocate all assets between the CNS and OSPlant Systems equipment segments and therefore no asset or capital expenditure information by each of the equipment segments is available. Combined equipment segments information is provided above.

Enterprise-wide Information

The Company’s revenues are primarily generated in the United States. More than 90% of all revenues were generated in the United States in fiscal years 2009, 2008 and 2007.

Significant Customers and Concentration of Credit

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Verizon	35.4%	34.4%	37.5%
AT&T	14.4%	20.0%	29.3%

Verizon is a customer to the OSPlant Systems equipment segment and the CNS equipment segment. AT&T is a customer of all three reporting segments.

Major telephone companies comprise a significant portion of the Company's trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2009	2008
Verizon	41.3%	29.0%
AT&T	8.7%	7.9%

Geographic Information

The Company's financial information by geographic area was as follows for the years ended March 31:

(in thousands)	Domestic	International	Total
2009
Revenues	$ 149,773	$11,431	$ 161,204
Operating income (loss)	(15,854)	(1,130)	(16,984)
Total assets	132,995	7,181	140,176

2008
Revenues	$ 192,929	$12,800	$ 205,729
Operating income (loss)	(24,818)	102	(24,716)
Total assets	122,881	11,347	134,228

2007
Revenues	$ 251,199	$ 5,334	$ 256,533
Operating income (loss)	11,136	(672)	10,464
Total assets	196,093	11,257	207,350

International identifiable assets, revenues and operating income (loss) are related to Conference Plus Global Services, Ltd., which has locations in Dublin, Ireland and London, England and Noran Tel, Inc. which is located in Regina, Saskatchewan, Canada.

Note 13. Restructuring:

On December 29, 2005, the Company acquired 100% of the stock of HyperEdge Corporation. In connection with this acquisition, the Company implemented a restructuring plan to combine and streamline the operations of the companies to achieve synergies related to the manufacture and distribution of common OSPlant Systems equipment segment. The severance costs recorded as a liability assumed in the acquisitions were $400,000. Twenty employees were impacted by this plan. All terminations were completed by the second quarter of fiscal year 2007. As of September 30, 2007, all of these costs had been paid.

In the fourth quarter of fiscal year 2007, the Company recognized a restructuring expense of $343,000 related primarily to the severance costs of eighteen employees. This action was to reduce cost in the equipment segment. As of September 30, 2007, all of these costs had been paid.

In May 2007, the Company announced it would move substantially all of the Company’s Aurora, Illinois, manufacturing operations in the CNS and OSPlant Systems equipment segments to offshore suppliers. In connection with this plan, the Company recognized restructuring expense of $5.7 million in fiscal year 2008. This charge included personnel costs related to the termination of 443 employees. The Company recorded a reversal of expenses of $56,000 in the year ended March 31, 2009 related to a change in estimated severance and outplacement costs. As of March 31, 2009, all of these costs have been paid in full.

In the fourth quarter of fiscal 2008, the Company recognized restructuring expense of $504,000 at its Westell Limited facility located in the United Kingdom for personnel costs related to the termination of six employees and an early lease termination cost for its facility. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary. All remaining employees were terminated and the facility was closed. The Company recorded $214,000 related to severance expense for the last 5 employees and $277,000 to write down assets in the quarter ended June 30, 2008. As of March 31, 2008, $92,000 had been paid leaving an unpaid balance of $412,000. As of March 31, 2009, all of these costs have been paid in full. Westell Limited is shown as discontinued operations in the Company’s Consolidated Statements of Operations. Previously, the Westell Limited subsidiary was shown in the telecom equipment segment.

The Company initiated an additional reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of these actions, the Company recorded employee termination costs in the third fiscal quarter ending December 31, 2008 of approximately $169,000 in the ConferencePlus services segment and $639,000 in the combined CNS and OSPlant Systems equipment segments (see Note 12 for further information on segments). As of March 31, 2009, approximately $527,000 has been paid leaving an unpaid balance of $281,000.

The restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee-related	Legal, other and facility costs	Total
Liability at March 31, 2006	$ 371	$ 28	$ 399
HyperEdge acquisition	250	--	250
Charged	304	39	343
Utilized	(727)	(19)	(746)
Liability at March 31, 2007	198	48	246
Charged	6,100	121	6,221
Utilized	(4,037)	(46)	(4,083)
Liability at March 31, 2008	2,261	123	2,384
Charged	977	(11)	966
Utilized	2,960	109	3,069
Liability at March 31, 2009	$ 278	$ 3	$ 281

Note 14. Net Income (Loss) Per Share:

The computation of basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share includes the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In periods with a net loss, all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year ended March 31,
(in thousands, except per share amounts)	2009	2008	2007
Net income (loss):
Net income (loss) from continuing operations	$ (16,478)	$ (74,774)	$ 7,921
Net income (loss) from discontinued operations	(206)	(1,456)	773
Net income (loss)	$ (16,684)	$ (76,230)	$ 8,694

Weighted-average shares outstanding:
Weighted-average basic shares outstanding	69,740	70,376	69,946
Effect of dilutive securities: restricted stock and stock options	--	--	1,198
Weighted-average diluted shares outstanding	69,740	70,376	71,144

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11
Basic net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01
Basic net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$ (0.24)	$ (1.06)	$ 0.11
Diluted net income (loss) from discontinued operations	$ (0.00)	$ (0.02)	$ 0.01
Diluted net income (loss) per share	$ (0.24)	$ (1.08)	$ 0.12

The Company had 5.7 million options outstanding as of March 31, 2007, which were not included in the computation of average diluted shares outstanding as they were antidilutive. In accordance with SAB 108, in fiscal 2007 the Company recorded a cumulative effect adjustment for an accounting change of $1,209,000, which would have decreased basic and diluted earnings per share by $0.02.

Note 15. Quarterly Results of Operations (Unaudited):

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

	Quarter Ended
	Fiscal 2008				Fiscal 2009
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009
(in thousands, except per share amounts)
Revenue	$ 58,401	$ 59,421	$ 43,730	$ 44,177	$ 38,058	$ 43,120	$ 38,301	$ 41,725
Gross margin	17,947	16,334	14,204	11,955	12,847	13,110	12,328	12,789
Operating expenses	19,735	18,143	18,423	28,855	18,009	18,405	16,475	15,169
Income tax	(261)	(326)	(955)	55,037	27	48	(62)	54
Net income (loss)	(916)	(668)	(2,502)	(72,144)	(5,521)	(5,109)	(4,061)	(1,993)
Net income (loss) per common share:
Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ (0.08)	$ (0.07)	$ (0.06)	$ (0.03)
Diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (1.02)	$ (0.08)	$ (0.07)	$ (0.06)	$ (0.03)

The quarterly fluctuations in revenue are due primarily to fluctuations in the CNS equipment segment.  These fluctuations are due to product mix between the modem and VersaLinkTM products, quantity shipped and generally declining sales prices.  In the December 31, 2007 quarter, the Company concluding shipping of CNS products under a BellSouth agreement in October of 2007.  Quarterly gross margin was impacted primarily by price repression in the CNS equipment segment. The margin in the fourth quarter of fiscal 2008 was negatively impacted by $1.1 million of excess and obsolete inventory expense recorded.  Operating expenses in the June 30, 2008 quarter was positively impacted by a $3.3 million gain related to the recovery of  product warranty costs from a vendor and negatively impacted by $3.9 million in restructuring cost recorded relating to the Company’s outsourcing plan.  Operating expenses in June, September and December 2007 quarters also contained $545,000, $ 552,000 and $521,000 of consulting expense related to the outsourcing strategy. Operating expenses in the March 31, 2008 quarter was impacted by an additional restructuring charge of $1.9 million and a goodwill impairment charge of $9.7 million.  In addition, the Company recorded tax expense of $55.5 million relating primarily to valuation allowance all deferred tax assets in that quarter. Operating expenses in the September 2008 quarter were impacted by $1.3 million of severance and stock-based compensation expense related to the accelerated vesting of restricted stock both for the former CEO, Thomas Mader. For the quarter ended December 31, 2008, operating expenses included $808,000 of unallocated equipment restructuring expense and $1.4 million of goodwill impairment charges in the OSPlant Systems equipment segment. In the quarter ended March 31, 2009, the Company recorded a $700,000 loss contingency for a contractual dispute as a component of cost of services in the ConferencePlus services segment. The Company also recorded a $925,000 non-cash rent charge of which $462,000 was included in CNS equipment operating expenses, $158,000 was included in OSPlant Systems equipment operating expenses, $157,000 was included in unallocated G&A expenses, and $148,000 was recorded in cost of equipment revenues to correct the Company’s lease accounting policy.

The Company expects to continue to experience significant fluctuations in quarterly results of operations. The Company believes that fluctuations in quarterly results may cause the market price of the Class A Common Stock to fluctuate, perhaps substantially. Some factors which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions. Sales to the Company’s customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company’s quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Note 16. Subsequent Event:

In fiscal year 2009, the Company initiated a reduction in force relating to all three business segments in efforts to reduce costs. In the first quarter of fiscal year 2010, the Company took further cost reduction actions that resulted in the termination of approximately 30 employees primarily in the CNS equipment segment and 20 employees in the ConferencePlus services segment. The total cost of this restructuring action is estimated to cost $414,000, $46,000 and $139,000 in the CNS equipment, OSPlant Systems equipment and ConferencePlus services segments, respectively. The Company has evaluated subsequent events through the date the financial statements are issued.

.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance Beginning Of Year	Net Additions Charged to Cost And Expenses		Acquired	Additions (Deductions)		Balance at End of Year
2009
Accounts receivable allowances	$ 281	$ 110		$ --	$ (102)	(1)	$ 289
Reserve for excess and obsolete inventory	3,290	580		--	(2,534)	(2)	1,336
Deferred tax assets valuation allowance	59,344	--		--	4,939	(3)	64,283
Reserve for returns	30	110		--	(130)		10

2008
Accounts receivable allowances	$ 290	$ 97		$--	$ (106)	(1)	$ 281
Reserve for excess and obsolete inventory	3,016	2,000		--	(1,716)	(2)	3,290
Deferred tax assets valuation allowance	8,461	57,573	(3)	--	(6,690)	(4)	59,344
Reserve for returns	30	224		--	(224)		30

2007
Accounts receivable allowances	$ 246	$ 69		$ 8	$ (33)	(1)	$ 290
Reserve for excess and obsolete inventory	3,828	452		47	(1,311)	(2)	3,016
Deferred tax assets valuation allowance	9,475	(1,014)	(3)	--	--		8,461
Reserve for returns	35	266		--	(271)		30

(1)	Accounts written off, net of recoveries
(2)	Inventory scrapped against inventory reserves.
(3)	Change in deferred tax asset valuation allowance.
(4)	Amounts reclassified to unrecognized tax benefit liability with the adoption of FIN No. 48 (See Note 5).