Form 10-Q
period 2009-06-30
WESTELL TECHNOLOGIES INC
filed 2009-08-07
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐,	Accelerated Filer	☐,
Non-Accelerated Filer	☐,	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009:

Class A Common Stock, $0.01 Par Value – 54,002,409 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2009, under Item 1A - Risk Factors and other filings with the Security and Exchange Commission. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	June 30, 2009	March 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$49,238	$46,058
Accounts receivable (net of allowance of $328 and $289, respectively)	22,325	20,827
Inventories	16,971	20,178
Prepaid expenses and other current assets	5,950	7,487

Total current assets	94,484	94,550

Property and equipment:
Machinery and equipment	15,918	15,920
Office, computer and research equipment	19,023	18,580
Leasehold improvements	9,318	9,342

	44,259	43,842
Less accumulated depreciation and amortization	(37,821)	(36,947)

Property and equipment, net	6,438	6,895

Goodwill	2,062	2,009
Intangibles, net	4,301	4,333
Deferred costs	37,207	24,612
Deferred income taxes and other assets	7,643	7,777

Total assets	$152,135	$140,176

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2009	March 31, 2009
	(Unaudited)
Current liabilities:
Accounts payable	$15,400	$17,883
Accrued expenses	5,734	5,812
Accrued compensation	2,516	3,667
Deferred revenue	2,141	2,119

Total current liabilities	25,791	29,481
Deferred revenue long-term	38,587	25,258
Other long-term liabilities	9,310	9,079

Total liabilities	73,688	63,818
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, par $0.01 Authorized – 109,000,000 shares Issued and outstanding – 54,002,409 shares at June 30, 2009 and 53,862,409 shares at March 31, 2009	540	539
Class B common stock, par $0.01 Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at June 30, 2009 and March 31, 2009	147	147
Preferred stock, par $0.01 Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	397,431	397,242
Treasury stock at cost – 3,020,448 shares at June 30, 2009 and March 31, 2009	(1,904)	(1,904)
Cumulative translation adjustment	142	(206)
Accumulated deficit	(317,909)	(319,460)

Total stockholders’ equity	78,447	76,358

Total liabilities and stockholders’ equity	$152,135	$140,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30
	2009	2008
Equipment revenue	$29,361	$25,548
Services revenue	11,113	12,510

Total revenue	40,474	38,058

Cost of equipment revenue	20,031	18,291
Cost of services	5,664	6,920

Total cost of equipment revenue and services	25,695	25,211

Gross profit	14,779	12,847

Operating expenses:
Sales and marketing	4,938	6,489
Research and development	3,687	5,634
General and administrative	3,772	5,485
Restructuring	609	(58)
Intangible amortization	157	459

Total operating expenses	13,163	18,009

Operating income (loss)	1,616	(5,162)

Other income (expense), net	91	347
Interest (expense)	(2)	—

Income (loss) before income taxes, minority interest and discontinued operations	1,705	(4,815)
Income tax expense	154	27
Minority interest	—	36

Net income (loss) from continuing operations	1,551	(4,878)
Income (loss) from discontinued operations, net of tax benefit of $0 in the period ended June 30, 2008	—	(643)

Net income (loss)	$1,551	$(5,521)

Basic net income (loss) per common share:
Basic net income (loss) from continuing operations	$0.02	$(0.07)
Basic net income (loss) from discontinued operations	—	(0.01)

Basic net income (loss) per common share	$0.02	$(0.08)

Diluted net income (loss) per common share:
Diluted net income (loss) from continuing operations	$0.02	$(0.07)
Diluted net income (loss) from discontinued operations	—	(0.01)

Diluted net income (loss) per common share	$0.02	$(0.08)

Weighted-average number of common shares outstanding:
Basic	68,356	70,723
Diluted	68,442	70,723

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,551	$(5,521)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	978	1,500
(Gain) loss on sale of fixed assets	—	(73)
Exchange (gain) loss	(100)	(3)
Restructuring	609	156
Minority interest	—	36
Stock-based compensation	189	375
Changes in assets and liabilities:
Accounts receivable	(1,372)	807
Inventory	3,305	1,065
Prepaid expenses and other current assets	1,562	675
Deferred costs	(12,595)	—
Other assets	119	(413)
Deferred revenue – long-term	13,351	—
Accounts payable and accrued expenses	(2,993)	2,425
Accrued compensation	(1,172)	(8,380)

Net cash provided by (used in) operating activities	3,432	(7,351)

Cash flows from investing activities:
Purchases of property and equipment	(331)	(1,205)
Proceeds from the sale of equipment	—	90
Sale (purchase) of investments	—	2,602
Acquisition of net assets	—	(175)

Net cash provided by (used in) investing activities	(331)	1,312

Cash flows from financing activities:
Borrowing (repayment) of debt and leases payable	(14)	125
Proceeds from stock options exercised	—	121

Net cash provided by (used in) financing activities	(14)	246

Effect of exchange rate changes on cash	93	(5)

Net increase (decrease) in cash	3,180	(5,798)
Cash and cash equivalents, beginning of period	46,058	65,747

Cash and cash equivalents, end of period	$49,238	$59,949

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment which is sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd (“CGPS”) is a wholly owned subsidiary of ConferencePlus that provides services similar to ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. In the first quarter of the fiscal year ended March 31, 2009 (“fiscal year 2009”), the Company decided to cease the operations of Westell Limited, which was a wholly owned subsidiary of Westell, Inc in the UK. Westell Limited is shown as discontinued operations in the Company’s Consolidated Statements of Operations for the period ended June 30, 2008. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at June 30, 2009 or March 31, 2009. The Consolidated Statements of Cash Flows of the period ended June 30, 2008 include discontinued operations.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Contineo Systems, Inc. (“Contineo”) (See Note 13). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at June 30, 2009 and for all periods presented. The results of operations for the period presented is not necessarily indicative of the results that may be expected for the fiscal year 2010.

New Accounting Standards Adopted

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 141(R), Business Combinations (“FAS No. 141R”). This FAS establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations with an acquisition date on or after the effective date. The adoption of FAS No. 141R did not have an immediate impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FASB Staff Position 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends and clarifies FAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141R-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the Company’s effective date. The adoption of FSP FAS No. 141R-1 did not have an immediate impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (“FAS No. 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. FAS No. 160 establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its Consolidated Financial Statements. This Statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company did not have a minority interest as of March 31, 2009, the adoption of FAS No.160 did not have an immediate impact on the Company’s Consolidated Financial Statements.

Effective June 30, 2009, the Company adopted FAS No. 165 Subsequent Events (“FAS No. 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The Statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of FAS No. 165 did not have a material impact on the Consolidated Financial Statements. In connection with the Company’s adoption of FAS No. 165, the Company evaluated subsequent events through August 7, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Effective April 1, 2009, the Company adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). The adoption of FSP No. 142-3 did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or net income (loss) as previously reported.

Note 2. Net Income (Loss) Per Share

The computation of basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share includes the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In periods with a net loss all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,
(in thousands, except per share amounts)	2009	2008
Net income (loss):
Net income (loss) from continuing operations	$1,551	$(4,878)
Net income (loss) from discontinued operations	—	(643)

Net income (loss)	$1,551	$(5,521)

Weighted-average shares outstanding:
Weighted-average basic shares outstanding	68,356	70,723
Effect of dilutive securities: restricted stock and stock options	86	—

Weighted-average diluted shares outstanding	68,442	70,723

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.02	$(0.07)
Basic net income (loss) from discontinued operations	—	(0.01)

Basic net income (loss) per share	$0.02	$(0.08)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.02	$(0.07)
Diluted net income (loss) from discontinued operations	—	(0.01)

Diluted net income (loss) per share	$0.02	$(0.08)

The Company had 7.4 million options outstanding as of June 30, 2009, which were not included in the computation of average diluted shares outstanding as they were anti-dilutive.

Note 3. Revolving Credit Agreement and Debt

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of June 30, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

The revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is subject to paying both a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived as long as the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2009.

As of June 30, 2009, Contineo had a $106,000 bank loan. The current loan portion of $57,000 and long-term loan portion of $49,000 are reported in the accrued expenses and other-long term liabilities, respectively, in the Consolidated Balance Sheet.

Note 4. Restructuring Charge

In the first quarter of fiscal year 2010, the Company initiated a cost reduction action that resulted in the termination of approximately 30 employees primarily in the CNS equipment segment and 20 employees in the

ConferencePlus services segment. The total cost of this restructuring action was $609,000 of which $414,000, $46,000 and $149,000 was recorded in the CNS equipment, OSPlant Systems equipment and ConferencePlus services segments, respectively. As of June 30, 2009, approximately $543,000 has been paid, leaving an unpaid balance of $66,000.

The Company initiated a reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of this action, the Company recorded employee termination costs of $808,000 in the third fiscal quarter ended December 31, 2008, of which approximately $169,000 was recorded in the ConferencePlus services segment and $639,000 in the combined CNS and OSPlant Systems equipment segments (see Note 5 for further information on segments). As of June 30, 2009, approximately $647,000 has been paid, leaving an unpaid balance of $161,000.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2009	$278	$3	$281
Charged	609	—	609
Utilized	(663)	—	(663)

Liability at June 30, 2009	$224	$3	$227

Note 5. Interim Segment Information

The Company’s reportable segments are separately managed business units that offer different products and services. They consist of the following:

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

OSPlant Systems equipment: The Company’s OSPlant Systems product family consists of outdoor cabinets, enclosures, power distribution, edge connectors (fiber, ethernet and coax), remote monitoring, and DS1 and DS3 transmission plugs. Target customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

ConferencePlus services: The Company’s subsidiary Conference Plus, Inc provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and voice conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and also serves customers indirectly through its private label reseller program.

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting of its CNS and OSPlant Systems equipment businesses. During fiscal year 2009, Westell’s Chief Executive Officer, the chief operating decision maker (“CODM”), implemented new business unit financial reporting which changed reporting from a single telecom equipment segment to two CNS and OSPlant Systems segments. The underlying direct product costs, engineering and sales and marketing costs of CNS and OSPlant Systems were segregated into separate cost centers for financial reporting purposes. Segment operating income (loss) excluded unallocated Westell Inc. general & administrative (“G&A”) and restructuring charges. In fiscal year 2010, G&A, excluding certain corporate costs, are now allocated by segment. In order to provide information that is comparable year to year, fiscal 2009 segment information has been restated using the allocation methods used in fiscal year 2010.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss).

The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct and indirect expenses, including direct expenses from research and development expenses, sales and marketing expenses, and G&A. Segment operating income (loss) excludes unallocated Westell, Inc. G&A.

Segment information for the three months ended June 30, 2009 and 2008, which excludes the fiscal year 2009 impact of the Westell Limited discontinued operations, is set forth below:

Revenue (in thousands)	Three months ended June 30,
	2009	2008
OSPlant Systems equipment	$13,776	$14,882
CNS equipment	15,585	10,666
ConferencePlus services	11,113	12,510

Total revenue	$40,474	$38,058

Segment operating income (loss) and reconciliation to income (loss) before income taxes, minority interest and discontinued operations (in thousands)	Three months ended June 30,
	2009	2008
OSPlant Systems equipment segment income	$3,418	$2,767
CNS equipment segment loss	(1,976)	(6,601)
ConferencePlus services operating income	935	387
Unallocated corporate G&A	(761)	(1,715)

Operating income (loss)	1,616	(5,162)
Other income (expense), net	91	347
Interest (expense)	(2)	—

Income (loss) before income taxes, minority interest and discontinued operations	$1,705	$(4,815)

Depreciation and amortization (in thousands)	Three months ended June 30,
	2009	2008
OSPlant Systems equipment depreciation and amortization	$266	$609
CNS equipment depreciation and amortization	358	449
ConferencePlus services depreciation and amortization	354	442

Total depreciation and amortization	$978	$1,500

Total Assets (in thousands)	June 30, 2009	March 31, 2009
Combined equipment segment assets	$138,149	$120,946
ConferencePlus services assets	13,986	19,230

Total assets	$152,135	$140,176

The CNS and OSPlant Systems equipment segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSPlant Systems equipment segments and therefore no asset or capital expenditure information by each of the equipment segments is available. Combined CNS and OSPlant Systems equipment segment information is provided above.

Note 6. Comprehensive Income (Loss)

The disclosure of comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

	Three months ended June 30,
(in thousands)	2009	2008
Net income (loss)	$1,551	$(5,521)
Other comprehensive income
Foreign currency translation adjustment	348	69
Income taxes	—	—

Comprehensive income (loss)	$1,899	$(5,452)

Note 7. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2009	March 31, 2009
Raw material	$8,945	$13,168
Finished goods	9,324	8,346
Reserve for excess and obsolete inventory and net realizable value	(1,298)	(1,336)

Total inventory	$16,971	$20,178

Note 8. Stock-based Compensation

Effective April 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment (“FAS No. 123R”), to account for employee stock-based compensation using the modified prospective method.

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan (“ESPP”) during the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(in thousands)	2009	2008
Stock-based compensation expense	$189	$375
Income tax benefit	—	—

Total stock-based compensation expense after taxes	$189	$375

Employee Stock Purchase Plan

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 of the Company’s common stock available for issuance as of June 30, 2009. Due to the current share price, the Company has not reopened this program for employees.

Note 9. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSPlant Systems products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the warranty reserve include the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portion of the warranty reserve was $582,000 and $823,000 as of June 30, 2009 and March 31, 2009, respectively and is included on the Consolidated Balance Sheets within accrued expenses. The long-term portion of the warranty reserve was $459,000 and $249,000 as of June 30, 2009 and March 31, 2009, respectively, and is included on the Consolidated Balance Sheets within other long-term liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2009	2008
Total product warranty reserve at the beginning of the period	$1,072	$932
Warranty expense	94	10
Deductions	(125)	(155)

Total product warranty reserve at the end of the period	$1,041	$787

Note 10. Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. The Rabbi trust qualified as a variable interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”) and as such was consolidated in the Company’s financial statements. As of December 31, 2007, approximately $2.5 million had been funded into the Rabbi trust. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

Note 11. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $984,000 as of June 30, 2009. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender, however, the Company would have recourse against the assets of Enginuity, the personal guarantees and pledged assets.

The Company evaluated FIN No. 46R and concluded that Enginuity was a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the liability each quarter based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $100,000 as of June 30, 2009 and March 31, 2009, respectively. The liability is shown as a current liability in the accrued expenses line on the Consolidated Balance Sheets.

Note 12. Long-term Deferred Revenue and Deferred Costs

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

Currently, the UltraLineTM Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (“PCS”) to maintain ongoing interoperability within the customer’s network. The product has been delivered to the customer, is installed, meets the customers’ current requirements and payment has occurred or is expected in the ordinary course. However, under SOP No. 97-2, multiple element arrangements that include software are separated into units of accounting when the following criteria are met: the functionality of the delivered elements is not dependent on the undelivered elements, there is vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and general revenue recognition criteria related to the delivered elements have been met. If any of these criteria are not met, revenue and related direct costs are deferred until the criteria are met or the last element has been delivered.

The Company was not able to establish VSOE for the specified future software enhancements and therefore deferred the revenue and direct cost recognition on these products until all of the criteria under SOP 97-2 are met. As of March 31, 2009, deferred revenue was $25.3 million and the deferred related costs were $24.6 million. As of June 30, 2009, deferred revenue was $38.6 million and the deferred related costs were $37.2 million.

Note 13. Acquisitions

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with FAS No. 141, Business Combinations, the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. This intangible asset will be amortized over a 5 year life and tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

On October 2, 2007, the Company paid $2.5 million in cash to acquire a 40% equity ownership in Contineo, a software development company based in Plano, Texas, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. The Company’s investment is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed-upon objectives are met and additional funding of $2.5 million is provided, or upon a public offering exceeding $30.0 million.

The Company evaluated the FIN No. 46(R), and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE, as the Company is the sole source of start-up funding. Contineo’s financial statements are fully consolidated and include Contineo net losses of $144,000 and $446,000 during the three months ended June 30, 2009 and 2008, respectively. The Company has recorded $2.5 million of cumulative losses to date. Contineo had approximately $98,000 and $173,000 of cash as of June 30, 2009 and March 31, 2009, respectively, which is included in the cash and cash equivalents line on the Consolidated Balance Sheet. The creditors of Contineo have no recourse to the general credit of the Company.

Note 14. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur.

For the three months ended June 30, 2009, the Company recorded tax expense of $154,000, which results in a cumulative effective rate of 9.0%. For the three months ended June 30, 2008, the Company recorded tax expense of $27,000, which results in a cumulative effective rate of 0.5%. In assessing the realizability of the deferred tax assets, the Company uses the rules of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. SFAS No. 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this assessment, the Company has recorded a full valuation allowance against deferred tax assets and will continue to reassess realizability going forward.

Note 15. Commitments and Contingencies

Future obligations and commitments decreased $16.2 million in the first quarter ended June 30, 2009 to $74.4 million, down from $90.6 million at March 31, 2009 due primarily to a reduction in inventory purchase obligations in the CNS equipment segment.

As a result of an ongoing vendor dispute in the ConferencePlus services segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies FAS No. 5, Accounting for Contingencies, in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009.

Note 16. Fair Value Measurements

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2009:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets	$22,306	$22,306	—	—
Liabilities:	—	—	—	—
Guarantee	$100	—	—	$100

The fair value money markets approximate their carrying amounts due to the short-term nature of these financial assets.

Note 17. New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 167, Amendments to FASB interpretation No. 46(R). This Statement amends FIN No. 46(R) to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends FIN No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of adoption.

Note 18. Subsequent Event

On August 5, 2009, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) that states, as a result of the Company’s common stock closing at $1.00 per share for a minimum of 10 consecutive business days, it has regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Global Select Market under Listing Rule 5450(a)(1) (formerly Marketplace Rule 4450(a)(5)).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following discussion should be read together with the Condensed Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-Q. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its OSPlant Systems equipment products. The Company introduced its first CNS equipment products in fiscal 1993. The Company has also provided audio teleconferencing services since fiscal 1989 through its Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

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

The Company’s OSPlant Systems equipment segment products consists of outdoor cabinets, enclosures, power distribution, edge connectors (fiber, ethernet and coax), remote monitoring and DS1 and DS3 transmission plugs. Target customers include wireline service providers, wireless service providers, multiple system operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The Company’s OSPlant Systems power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The ConferencePlus services segment is comprised of its wholly-owned subsidiary Conference Plus, Inc. (“ConferencePlus”). ConferencePlus provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and voice conferences with multiple participants. ConferencePlus sells its services directly to large customers, including Fortune 1000 companies, and also serves customers indirectly through its private label reseller program.

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

The Company’s customer base for its products is highly concentrated and comprised primarily of major U.S. telecommunications service providers (“telephone companies”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

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

In the CNS equipment segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLineTM, ProLineTM and VersaLinkTM, which are targeted at the home networking, and small business markets. The Company has started shipments of UltraLine™ Series 3, which primarily serves the home networking market. The Company is focusing on reducing the manufacturing cost of these products and adding new features and functionality to create additional value in these products.

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

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England, to increase efforts to focus on the core businesses of the Company. All employees have been terminated and the facility has been closed. Westell Limited is shown as discontinued operations in the Company’s Condensed Consolidated Statements of Operations.

The Federal Communications Commission (“FCC”) has recently determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus must pay Federal Universal Service Fund Fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus charges an administrative fee to recover the cost of providing these services. ConferencePlus recorded approximately $439,000 of revenue for FUSF related expenses, which are included in cost of services, during the quarter ended June 30, 2009.

Results of Operations

Below is a table that compares equipment and services revenue for the three months ended June 30, 2009 and June 30, 2008.

Revenue	Three months ended June 30,
(in thousands)	2009	%	2008	%	Change
CNS equipment	$15,585	38.5%	$10,666	28.0%	$4,919
OSPlant Systems equipment	13,776	34.0%	14,882	39.1%	(1,106)
ConferencePlus services	11,113	27.5%	12,510	32.9%	(1,397)

Consolidated revenue	$40,474	100%	$38,058	100%	$2,416

CNS equipment revenue increased due to an overall unit sales increase of 63.3% in the June 2009 quarter compared to the same quarter last year due primarily to the addition of AT&T modems sales and increased VersalinkTM gateway demand. The unit sales increase was offset partially by a decrease in selling prices and a shift in sales mix towards lower-priced products.

OSPlant Systems equipment revenue decreased by 7.4% in the three months ended June 30, 2009 compared to the same period last year due to an overall weaker demand for OSPlant Systems products resulting from slow economic conditions.

Revenue in the ConferencePlus services segment decreased by 11.2% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to decreased call minutes caused in part by the previously disclosed loss of revenue from its second largest customer and also from slow economic conditions. In addition, revenue in the June 30, 2009 quarter included $439,000 of FUSF revenue, compared with $0 in the period ended June 30, 2008.

Gross margin	Three months ended June 30,
	2009	2008	Change
CNS equipment	21.4%	12.6%	8.8%
OSPlant Systems equipment	43.5%	39.7%	3.8%
ConferencePlus services	49.0%	44.7%	4.3%
Consolidated gross margin	36.5%	33.8%	2.7%

Gross margin increased in the CNS segment in the quarter ended June 30, 2009 compared to the same period last year due primarily to lower raw material prices, overhead costs that were $337,000 lower and leverage of fixed costs, partially offset by lower selling prices and a shift in sales mix towards lower-margin products.

Gross margin in the OSPlant Systems segment increased in the quarter ended June 30, 2009 compared to the same period last year due to lower raw material prices, a shift in sales mix towards higher-margin products, and overhead costs that were $106,000 lower.

ConferencePlus services margin increased in the three months ended June 30, 2009 compared to June 30, 2008 due primarily to lower telecommunications costs that resulted from a change in service providers that provided savings of approximately $750,000.

Sales and marketing	Three months ended June 30,
(in thousands)	2009	2008	Change
CNS equipment	$1,552	$2,453	$(901)
OSPlant Systems equipment	1,276	1,364	(88)
ConferencePlus services	2,110	2,672	(562)

Consolidated sales and marketing expense	$4,938	$6,489	$(1,551)

Sales and marketing expense in the CNS equipment segment decreased by 36.7% in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 due primarily to the reduction of 23 employees, lower bonus targets and the elimination of a 401(k) match that collectively resulted in $575,000 less personnel-related expense; a reduction of travel and meeting expense of approximately $195,000; and a reduction in consulting expenses of $131,000.

Sales and marketing expense in the OSPlant Systems equipment segment decreased 6.5% due primarily to a reduction of four employees, lower bonus targets and the elimination of a 401(k) match.

Sales and marketing expense decreased 21.0% in the ConferencePlus services segment when comparing the three months ended June 30, 2009 to the same period last year due to the reduction of 12 employees which resulted in lower personnel-related costs of $271,000, lower expenses of $141,000 related to travel, meeting and tradeshows, a reduction of $165,000 of international sales expense, and a net increase of approximately $15,000 of other sales and marketing expenses.

Research and development	Three months ended June 30,
(in thousands)	2009	2008	Change
CNS equipment	$2,528	$4,463	$(1,935)
OSPlant Systems equipment	590	607	(17)
ConferencePlus services	569	564	5

Consolidated research and development expense	$3,687	$5,634	$(1,947)

Research and development expenses in the CNS equipment segment decreased by 43.4% in the quarter ended June 30, 2009 compared to the same period in fiscal year 2008. The reduction was due to lower software technology expenses of $801,000, a decrease in personnel-related expenses of $563,000 resulting from the reduction of 18 employees, lower bonus targets and the elimination of a 401(k) match, a reduction in maintenance expense of $114,000, a reduction of research and development expenses incurred by Contineo of $249,000, and a net reduction of approximately $208,000 of other research and development expenses.

Research and development in the OSPlant Systems equipment segment and Conference Plus services segment were relatively flat in the quarter ended June 30, 2009 as compared to the same period from the prior year.

General and administrative	Three months ended June 30,
(in thousands)	2009	2008	Change
CNS equipment	$819	$1,075	$(256)
OSPlant Systems equipment	535	707	(172)
ConferencePlus services	1,657	1,988	(331)
Unallocated corporate costs	761	1,715	(954)

Consolidated general and administrative expense	$3,772	$5,485	$(1,713)

CNS general and administrative expense decreased by 23.8% in the quarter ended June 30, 2009 compared to the same period in fiscal year 2008. OSPlant Systems general and administrative expense decreased by 24.3% in the quarter ended June 30, 2009 compared to the same period in fiscal year 2008. CNS and OSPlant Systems share certain general and administrative resources. The CNS segment receives 65% of these resource costs and the OSPlant Systems segment is allocated 35% of the costs. The reduction in general and administrative costs in the combined CNS and OSPlant Systems segments are due to a $311,000 reduction in consulting expenses, a reduction of personnel-related expenses of $89,000 resulting from a reduction of three employees and elimination of the 401(k) match, and a net reduction of approximately $28,000 of other general and administrative expenses.

ConferencePlus services general and administrative expense decreased by 16.6% in the quarter ended June 30, 2009 compared to the same period in fiscal year 2008. This decrease resulted in part from the reduction of 5 employees which caused a $110,000 reduction in personnel-related expense. There was also a $70,000 reduction in depreciation expense, a net reduction of approximately $151,000 of other discretionary and administrative expenses.

Unallocated corporate general and administrative expense decreased by 55.6% in the quarter ended June 30, 2009 compared to the same period in fiscal year 2008. This decrease resulted predominately from lower legal expenses, primarily related to the previously disclosed SEC investigation, recorded in the June 30, 2008 quarter.

Restructuring The Company had a reduction in force across all business units in the first quarter of fiscal 2010 that resulted in a total restructuring charge of $609,000, of which $414,000, $46,000 and $149,000 was related to the CNS, OSPlant Systems and ConferencePlus services segments, respectively. A $58,000 reversal was recorded in the period ended June 30, 2008 to record a change in estimate for related severance and outplacement.

Intangible amortization Intangible amortization was $157,000 and $459,000 for the three months ended June 30, 2009 and 2008, respectively. The reduction in expense in fiscal 2010 is due to certain intangibles becoming fully amortized in fiscal year 2009. The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net was $91,000 and $347,000 in the three months ended June 30, 2009 and 2008, respectively. Interest income was lower in the June 30, 2009 quarter compared to the June 30, 2008 quarter due to a lower average balance of investments and reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The Company recorded a $154,000 tax expense primarily related to foreign tax jurisdictions in the three month period ended June 30, 2009, which is the equivalent of 9.0%

based on the projected income for the year. In the quarter ended June 30, 2008, the Company recorded an additional valuation allowance to fully reserve for tax benefits generated in the quarter and recorded a $27,000 tax expense using and effective tax rate of 0.5%. The Company will continue to reassess realizability of the deferred tax assets going forward.

Minority interest Minority interest expense was $36,000 in the three months ended June 30, 2008. Minority interest expense represents the Company’s minority share of income at the then 91.5% owned subsidiary, Conference Plus, Inc. The remaining minority interest was purchased by the Company in the third quarter of fiscal 2009, so no minority interest expense applied in the latest period.

Discontinued operations Net loss from discontinued operations was $643,000 in the three months ended June 30, 2008. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at June 30, 2009 or March 31, 2009.

Net income (loss) Net income was $1.6 million in the three months ended June 30, 2009 compared to a net loss of $5.5 million in the three month ended June 30, 2008. The change was due to the reasons stated above.

Liquidity and Capital Resources

At June 30, 2009, the Company had $49.2 million in cash and cash equivalents, including the $98,000 of Contineo cash, consisting of bank deposits and highly rated money market funds backed by the U.S. government. At June 30, 2009, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 11 of the Consolidated Financial Statements. Total future obligations and commitments of June 30, 2009 were $74.4 million and relate primarily to purchase obligations of materials in the CNS and OSPlant Systems equipment segments and local and long distance telephone service commitments in the ConferencePlus services segment that arise in the normal course of business operations. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a Credit Agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of June 30, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

The revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is subject to paying both a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived as long as the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2009.

The Company’s operating activities provided cash of $3.4 million in the three months ended June 30, 2009. Cash was provided primarily from net income of $1.6 million plus non-cash items of $1.8 million consisting of depreciation, amortization, stock-based compensation and restructuring. The Company’s investing activities used $331,000 for capital expenditures primarily in the ConferencePlus services segment. The Company’s financing activities used $14,000 of cash for capital lease payments in the three months ended June 30, 2009.

Future obligations and commitments decreased $16.2 million in the first quarter ended June 30, 2009 to $74.4 million down from $90.6 million at March 31, 2009, due primarily to a reduction in inventory purchase obligations in the CNS equipment segment.

As of June 30, 2009, the Company had deferred tax assets of approximately $69.1 million before a valuation allowance of $62.9 million, which reduced the recorded net deferred tax asset to $6.2 million. The remaining deferred tax asset is fully reserved by a FIN 48 liability recorded in other long-term liabilities.

The Company’s net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of June 30, 2009, there were no material changes to the information provided in Item 7A on the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, except as set forth below.

Our Class A Common Stock could be delisted from the NASDAQ Global Select Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Although the Company is currently in compliance with the minimum bid price requirement, in the future we may not satisfy the NASDAQ’s continued listing standards. If we do not satisfy any of the NASDAQ’s continued listing standards, the Company’s Class A Common Stock could be delisted. Any such delisting could adversely affect the market liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease. A delisting could adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, customers, suppliers or employees.

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment Agreement dated April 14, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Brian S. Cooper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2009)

Exhibit 10.2	Severance Agreement dated April 15, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Amy T. Forster (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2009)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 7, 2009	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Employment Agreement dated April 14, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Brian S. Cooper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2009)

Exhibit 10.2	Severance Agreement dated April 15, 2009 by and between Westell Technologies, Inc. and Westell, Inc. and Amy T. Forster (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2009)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002