Form 10-Q
period 2009-09-30
WESTELL TECHNOLOGIES INC
filed 2009-11-12
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:  Large Accelerated Filer  ☐, Accelerated Filer  ☐, Non-Accelerated Filer  ☐, Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 22, 2009:

Class A Common Stock, $0.01 Par Value – 53,980,187 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meanings are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic downturn in the United States (“U.S.”) economy or telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in the Company’s Form 10-K for the fiscal year ended March 31, 2009 under Item 1A - Risk Factors and in other filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: Conference Plus, Inc.®, ConferencePlus®, OS Plant Systems®, ProLine®, UltraLine®, VersaLink®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)1

	September 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$53,936	$46,058
Accounts receivable (net of allowance of $256 and $289, respectively)	18,745	20,827
Inventories	17,728	20,178
Prepaid expenses and other current assets	5,017	7,487

Total current assets	95,426	94,550

Property and equipment:
Machinery and equipment	15,758	15,920
Office, computer and research equipment	15,875	18,580
Leasehold improvements	9,307	9,342

Total property and equipment	40,940	43,842
Less accumulated depreciation and amortization	(34,885)	(36,947)

Property and equipment, net	6,055	6,895

Goodwill	2,120	2,009
Intangibles, net	4,273	4,333
Deferred income tax asset and other assets	7,032	7,777

Total assets	$114,906	$115,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,722	$17,883
Accrued expenses	5,580	5,822
Accrued compensation	2,907	3,667
Deferred revenue	29	2,119

Total current liabilities	22,238	29,491

Deferred revenue, long-term	938	546
Other long-term liabilities	9,408	9,079

Total liabilities	32,584	39,116
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Issued and outstanding – 53,980,187 shares at September 30, 2009 and 53,862,409 shares at March 31, 2009	540	539
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at September 30, 2009 and March 31, 2009	147	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	397,529	397,242
Treasury stock at cost – 3,020,448 shares at September 30, 2009 and March 31, 2009	(1,904)	(1,904)
Cumulative translation adjustment	515	(206)
Accumulated deficit	(314,505)	(319,370)

Total stockholders’ equity	82,322	76,448

Total liabilities and stockholders’ equity	$114,906	$115,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)1

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Equipment revenue	$37,051	$32,020	$79,451	$57,568
Services revenue	10,302	11,100	21,415	23,610

Total revenue	47,353	43,120	100,866	81,178

Cost of equipment revenue	27,381	23,854	60,023	42,145
Cost of services	5,400	6,156	11,064	13,076

Total cost of equipment revenue and services	32,781	30,010	71,087	55,221

Gross profit	14,572	13,110	29,779	25,957
Operating expenses:
Sales and marketing	4,458	6,391	9,396	12,880
Research and development	3,390	5,487	7,077	11,121
General and administrative	3,580	6,067	7,352	11,552
Restructuring	—	2	609	(56)
Intangible assets amortization	160	458	317	917

Total operating expenses	11,588	18,405	24,751	36,414

Operating income (loss)	2,984	(5,295)	5,028	(10,457)

Other income (expense), net	(20)	219	71	566
Interest (expense)	(2)	(2)	(4)	(2)

Income (loss) before income taxes, minority interest and discontinued operations	2,962	(5,078)	5,095	(9,893)
Income tax expense	75	48	230	75
Minority interest	—	7	—	43

Net income (loss) from continuing operations	2,887	(5,133)	4,865	(10,011)

Income (loss) from discontinued operations, net of tax benefit of $0 and $0, for the three and six months ended September 30, 2008, respectively	—	24	—	(619)

Net income (loss)	$2,887	$(5,109)	$4,865	$(10,630)

Basic net income (loss) per common share:
Basic net income (loss) from continuing operations	$0.04	$(0.07)	$0.07	$(0.14)
Basic net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Basic net income (loss) per common share	$0.04	$(0.07)	$0.07	$(0.15)

Diluted net income (loss) per common share:
Diluted net income (loss) from continuing operations	$0.04	$(0.07)	$0.07	$(0.14)
Diluted net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted net income (loss) per common share	$0.04	$(0.07)	$0.07	$(0.15)

Weighted-average number of common shares outstanding:
Basic	68,374	70,518	68,365	70,620
Effect of dilutive securities: restricted stock and stock options	695	—	493	—

Diluted	69,069	70,518	68,858	70,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)1

	Six months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,865	$(10,630)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,967	2,990
(Gain) loss on sale of fixed assets	17	(74)
Exchange rate (gain) loss	(192)	94
Restructuring	609	158
Minority interest	—	43
Stock based compensation	287	1,392
Changes in operating assets and liabilities:
Accounts receivable	2,329	266
Inventory	2,650	(8,410)
Prepaid expenses and other current assets	2,515	(562)
Other assets	650	(746)
Deferred revenue	(1,698)	2,476
Accounts payable and accrued expenses	(4,732)	2,898
Accrued compensation	(796)	(4,989)

Net cash provided by (used in) operating activities	8,471	(15,094)

Cash flows from investing activities:
Purchases of property and equipment	(769)	(1,993)
Proceeds from the sale of equipment	—	90
Sale (purchase) of investments	—	2,602

Net cash provided by (used in) investing activities	(769)	699

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	(29)	166
Proceeds from stock purchase and option plans	—	121
Purchases of Treasury Stock	—	(1,202)

Net cash provided by (used in) financing activities	(29)	(915)

Effect of exchange rate changes on cash	205	(119)

Net increase (decrease) in cash	7,878	(15,429)
Cash and cash equivalents, beginning of period	46,058	65,747

Cash and cash equivalents, end of period	$53,936	$50,318

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications equipment which is sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus” or “CP”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd. is a wholly owned subsidiary of ConferencePlus that provides services similar to those of ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power-distribution and remote-monitoring products, is a wholly owned subsidiary of Westell, Inc. In the first quarter of the fiscal year ended March 31, 2009 (“fiscal year 2009”), the Company decided to cease the operations of Westell Limited, which was a wholly owned subsidiary of Westell, Inc. in the UK. Westell Limited is shown within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at September 30, 2009 or March 31, 2009. The Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2008 includes discontinued operations.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Contineo Systems, Inc. (“Contineo”) (See Note 13). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, of contingent assets and liabilities disclosed at the date of the financial statements, and of revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, the allocation of relative selling prices in contracts with multiple elements, net realizable value of inventory, product warranty accrued, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at September 30, 2009 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year 2010.

New Accounting Standards Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. Following the Codification, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, FASB will issue ASU’s which will update the Codification. The Codification is not intended to change GAAP, but it does change the way GAAP is presented and organized. The Codification was effective for the Company’s fiscal second quarter 2010 financial statements. The principal impact of this adoption is limited to disclosures, as all references to authoritative accounting guidance have been updated to reference the Codification.

On September 23, 2009, the FASB ratified the EITF’s final consensus on EITF 08-1, Revenue Arrangements with Multiple Deliverables and in October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 modifies the fair value requirement of ACS topic 605 subtopic 25, Revenue Recognition-Multiple Element Arrangements (“ASU 605-25”), by allowing the use of the best estimate of selling price if vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling price cannot be determined. It also prohibits the use of the residual method for allocating arrangement consideration. Effective for the quarter ended September 30, 2009, the Company elected to early adopt ASU 2009-13 with retrospective application. See Note 2 for a description of the impact of this ASU.

On September 23, 2009, the FASB ratified the EITF’s final consensus on EITF 09-3, Certain Revenue Arrangements That Include Software Elements and in October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 modifies the scope of ASC topic 905 subtopic 605, Software-Revenue Recognition (“ASC 905-605”), to exclude tangible products that contain software which is essential to overall product functionality from software revenue recognition accounting rules. Effective for the quarter ended September 30, 2009, the Company elected to early adopt ASU 2009-14 with retrospective application. See Note 2 for a description of the impact of this ASU.

Effective April 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards (“FAS”) No. 141(R), Business Combinations, as codified in ASC topic 805, Business Combinations (“ASC 805”). ASC 805 establishes the principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations with an acquisition date on or after the effective date. The adoption of ASC 805 did not have an immediate impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FASB Staff Position 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in ASC 805 subtopic 20, Business Combination: Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ACS 805-20”). ACS 805-20 amends and clarifies accounting standards to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ACS 805-20 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the Company’s effective date. The adoption of ACS 805-20 did not have an immediate impact on the Company’s Consolidated Financial Statements.

Effective June 30, 2009, the Company adopted FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.5, as codified in ASC topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards that improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies prospectively beginning in the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASC 810 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective June 30, 2009, the Company adopted FAS No. 165 Subsequent Events, as codified in ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of ASC 855 did not have a material impact on the Consolidated Financial Statements. In connection with the Company’s adoption of ASC 855, the Company evaluated subsequent events (See Note 18) through November 12, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Effective April 1, 2009, the Company adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, as codified in ASC topic 350, Intangibles – Goodwill and Other (“ASC 350”). The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. The reclassifications related to discontinued operations and had no impact on total assets, total liabilities, total stockholders’ equity or net income (loss) as previously reported.

Note 2. Retrospective Adoption of New Revenue Recognition Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 and ASU No. 2009-14. Effective for the quarter ended September 30, 2009, the Company elected to early adopt these ASU’s with retrospective application. The Company believes the adoption of these new standards better reflects the Company’s economic performance. The retrospective adoption impacts the interim financial quarter ended December 31, 2008 and all subsequent reporting periods.

The Company has one contract to sell its UltraLine Series3 (“ULS3”) product that was impacted by the adoption of these standards. The ULS3 contract began in August 2008 and is a three-year contract with a one-year optional extension that may be elected by the customer. The ULS3 product, a product in the Customer Network Solutions (“CNS”) segment (see Note 6 for further information on segments), is an integrated IPTV (Internet Protocol TV) home networking gateway that delivers video-ready bandwidth through fiber, copper, coax or Ethernet. Prior to the Company’s adoption of ASU 2009-14, the Company determined this product fell within the scope of the software revenue recognition guidance. However, as a result of the scope exception to that guidance provided within ASU 2009-14, the Company has determined that this product should no longer be accounted for in accordance with the software revenue recognition guidance. Instead, the Company will apply the revenue recognition guidance of SAB Topic 13 and the multiple-element arrangements guidance.

The contract has three separate units of accounting: tangible product, support, and specified software upgrades. The contract specifies the price and terms of the arrangement but does not have contractual minimums. Purchase orders are used by the customer to acquire product. Support is available to the customer throughout the warranty period, which is three years. Support primarily entails minor testing, trouble shooting, bug fixes and customer meetings. The contract also calls for specified software upgrades when and if the customer wants them.

As VSOE and TPE of selling price are not available, the Company used its best estimate of selling price in applying the relative selling price (“RSP”) methodology. The Company’s process for establishing the best estimate of selling price for all of its products and services offerings in complex customized solutions is based on multiple factors, such as customer classifications, major products and services, competitive alternatives, customer forecasts, internal costs, profit objectives, pricing practices, and market conditions. The Company established the best estimate of selling price considering all of the relevant factors. Based on these factors, the Company determined that approximately 98% of the arrangement consideration should be allocated to the tangible product, approximately 1% to post contract support and approximately 1% to specified software upgrades based on the RSP approach.

Prior to the adoption of these standards, the Company accounted for the ULS3 sales under this contract using software accounting rules. Under software accounting rules, VSOE had to be established for all units of accounting in order to allocate the transaction consideration using the relative selling price model. As the transaction requires the delivery of a specified upgrade, the Company was not able to establish VSOE for all of the various units of accounting. As a result, revenue and direct costs were deferred under the historical software accounting rules.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, the Company’s policy is to recognize 98% of the previously deferred revenue and related costs on the tangible product when it is delivered. Revenue attributed to support will be recognized ratably over the three-year period that support is offered, and revenue allocated to the specified software upgrades will be recognized when the upgrades are delivered or when the Company contractually is no longer required to provide them. Revenue on specified software upgrades remains deferred at this time.

The primary impacts of retrospective adoption of the new accounting standards on the income statement are as follows:

	Three Months Ended
(in thousands)	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009
Revenue:
Revenue prior to adoption	$38,301	$41,725	$40,474	$41,691
Revenue resulting from the adoption	10,454	14,258	13,039	5,662

Revenue after adoption	48,755	55,983	53,513	47,353

Gross profit:
Gross profit prior to adoption	12,328	12,789	14,779	14,495
Gross profit from the delivery of products	44	56	428	77

Gross profit after adoption	12,372	12,845	15,207	14,572

Operating income (loss):
Operating income (loss) prior to adoption	(4,147)	(2,380)	1,616	2,907
Operating income resulting from the adoption	44	56	428	77

Operating income (loss) after adoption	(4,103)	(2,324)	2,044	2,984

	Three Months Ended
(in thousands)	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009
Net income (loss) per common share:
Diluted per share prior to adoption	$(0.06)	$(0.03)	$0.02	$0.04
Diluted per share change resulting from the adoption	$0.00	$0.00	$0.01	$0.00

Diluted per share after adoption	$(0.06)	$(0.03)	$0.03	$0.04

The primary impact of retrospective adoption of the accounting standards on the balance sheets for all periods presented are as follows:

(in thousands)	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009

Long-term deferred revenue:
Long-term deferred revenue prior to adoption	$11,547	$25,258	$38,587	$44,352
Reduction in long-term deferred revenue resulting from the adoption	(10,454)	(24,712)	(37,752)	(43,414)

Long-term deferred revenue after adoption	1,093	546	835	938

Long-term deferred costs
Long-term deferred costs prior to adoption	11,040	24,612	37,207	42,589
Reduction in long-term deferred revenue resulting from the adoption	(10,410)	(24,612)	(37,207)	(42,589)

Long-term deferred costs after adoption	630	—	—	—

Note 3. Net Income (Loss) Per Share

The computation of basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the diluted per share calculation, because they would be anti-dilutive. The Company had 6.1 million and 6.4 million stock options outstanding for the three and six months ended September 30, 2009, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Six months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss):
Net income (loss) from continuing operations	$2,887	$(5,133)	$4,865	$(10,011)
Net income (loss) from discontinued operations	—	24	—	(619)

Net income (loss)	$2,887	$(5,109)	$4,865	$(10,630)

Weighted-average shares outstanding:
Weighted-average basic shares outstanding	68,374	70,518	68,365	70,620
Effect of dilutive securities: stock options	695	—	493	—

Weighted-average diluted shares outstanding	69,069	70,518	68,858	70,620

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.04	$(0.07)	$0.07	$(0.14)
Basic net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Basic net income (loss) per share	$0.04	$(0.07)	$0.07	$(0.15)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.04	$(0.07)	$0.07	$(0.14)
Diluted net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted net income (loss) per share	$0.04	$(0.07)	$0.07	$(0.15)

Note 4. Revolving Credit Agreement and Debt

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of September 30, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

The revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is also required to pay a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2009.

As of September 30, 2009, Contineo had a $92,000 bank loan. The current loan portion of $58,000 and long-term loan portion of $34,000 are reported in the accrued expenses and other-long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.

Note 5. Restructuring Charge

In the first quarter of fiscal year 2010, the Company initiated a cost reduction action that resulted in the termination of approximately 30 employees, primarily in the CNS segment and 20 employees in the ConferencePlus services segment. The total cost of this restructuring action was $609,000, of which $414,000, $46,000 and $149,000 was recorded in the CNS, Outside Plant Systems (“OSPlant Systems” or “OSP”) and ConferencePlus segments, respectively. As of September 30, 2009, all of these costs have been paid.

The Company initiated a reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of this action, the Company recorded employee termination costs of $808,000 in the third fiscal quarter ended December 31, 2008, of which $169,000 was recorded in the ConferencePlus segment and $639,000 in the combined CNS and OSP segments. As of September 30, 2009, approximately $727,000 has been paid, leaving an unpaid balance of $81,000.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2009	$278	$3	$281
Charged	609	—	609
Utilized	(806)	(3)	(809)

Liability at September 30, 2009	$81	$—	$81

Note 6. Interim Segment Information

The Company’s reportable segments are separately managed business units that offer different products and services. They consist of the following:

Customer Network Solutions: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages.

OSPlant Systems: The Company’s OSP product family consists of outdoor cabinets, enclosures, power distribution, edge connectors (fiber, ethernet and coax), remote monitoring, and DS1 and DS3 transmission plugs. Targeted customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”). The power-distribution and remote-monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

ConferencePlus: The Company’s subsidiary Conference Plus, Inc. provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and voice conferences with multiple participants. ConferencePlus sells its services directly to customers, including Fortune 1000 companies, and also serves customers indirectly through its private-label reseller program.

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting for its CNS and OSP equipment businesses. During fiscal year 2009, Westell’s Chief Executive Officer, the chief operating decision maker (“CODM”), implemented new business unit financial reporting which changed reporting from a single telecom equipment segment to separate CNS and OSP segments. The underlying direct product costs, engineering and sales and marketing costs of CNS and OSP were segregated into separate cost centers for financial reporting purposes. Segment operating income (loss) excluded unallocated Westell, Inc. general & administrative expenses (“G&A”) and certain restructuring charges. In fiscal year 2010, G&A, excluding certain corporate costs, are now allocated by segment. In order to provide information that is comparable year to year, fiscal 2009 segment information has been restated using the allocation methods used in fiscal year 2010.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct and indirect expenses, including direct expenses from research and development, sales and marketing, and G&A. Segment operating income (loss) excludes unallocated Westell, Inc. G&A.

Segment information for the three and six months ended September 30, 2008 and 2009, which includes the impact of the retrospective adoption of ASU 2009-13 and ASU 2009-14, but excludes the impact of the discontinued operations of Westell Limited, is set forth below:

	Three months ended September 30, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$24,002	$13,049	$10,302	$—	$47,353
Gross profit	4,189	5,481	4,902	—	14,572
Operating expenses	4,437	2,518	3,881	752	11,588

Operating income (loss)	(248)	2,963	1,021	(752)	2,984
Other income (expense)				(20)	(20)
Interest (expense)				(2)	(2)
Income tax expense				75	75

Net income (loss)	$(248)	$2,963	$1,021	$(849)	$2,887

	Three months ended September 30, 2008
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$17,150	$14,870	$11,100	$—	$43,120
Gross profit	1,886	6,280	4,944	—	13,110
Operating expenses	7,905	3,523	5,020	1,957	18,405

Operating income (loss)	(6,019)	2,757	(76)	(1,957)	(5,295)
Other income (expense)				219	219
Interest (expense)				(2)	(2)
Income tax expense				48	48
Minority interest				7	7

Net income (loss)	$(6,019)	$2,757	$(76)	$(1,795)	$(5,133)

	Six months ended September 30, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$52,626	$26,825	$21,415	$—	$100,866
Gross profit	7,953	11,475	10,351	—	29,779
Operating expenses	9,750	5,094	8,394	1,513	24,751

Operating income (loss)	(1,797)	6,381	1,957	(1,513)	5,028
Other income (expense)				71	71
Interest (expense)				(4)	(4)
Income tax expense				230	230

Net income (loss)	$(1,797)	$6,381	$1,957	$(1,676)	$4,865

	Six months ended September 30, 2008
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$27,816	$29,752	$23,610	$—	$81,178
Gross profit	3,234	12,189	10,534	—	25,957
Operating expenses	15,909	6,668	10,223	3,614	36,414

Operating income (loss)	(12,675)	5,521	311	(3,614)	(10,457)
Other income (expense)				566	566
Interest (expense)				(2)	(2)
Income tax expense				75	75
Minority interest				43	43

Net income (loss)	$(12,675)	$5,521	$311	$(3,168)	$(10,011)

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2009	2008	2009	2008
Depreciation and amortization:
CNS depreciation and amortization	$342	$437	$700	$886
OSP depreciation and amortization	266	615	532	1,224
CP depreciation and amortization	381	438	735	880

Total depreciation and amortization	$989	$1,490	$1,967	$2,990

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Total Assets (in thousands)	September 30, 2009	March 31, 2009
Combined CNS and OSP segments assets	$103,579	$96,334
ConferencePlus services assets	11,327	19,230

Total assets	$114,906	$115,564

Note 7. Comprehensive Income (Loss)

The disclosure of comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$2,887	$(5,109)	$4,865	$(10,630)
Other comprehensive income (loss):
Foreign currency translation adjustment	373	(219)	721	(150)

Comprehensive income (loss)	$3,260	$(5,328)	$5,586	$(10,780)

Note 8. Inventories

The components of inventories are as follows:

(in thousands)	September 30, 2009	March 31, 2009
Raw material	$9,219	$13,168
Finished goods	9,881	8,346
Reserve for excess and obsolete inventory and net realizable value	(1,372)	(1,336)

Total inventories	$17,728	$20,178

Note 9. Stock-based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, as codified in ASC topic 718, Compensation – Stock Compensation (“ASC 718”), to account for employee stock-based compensation using the modified prospective method.

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and the employee stock purchase plan (“ESPP”).

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2009	2008	2009	2008
Stock-based compensation expense	$98	$1,017	$287	$1,392
Income tax expense	—	—	—	—

Total stock-based compensation expense after taxes	$98	$1,017	$287	$1,392

Stock-based compensation for the three and six months ended September 30, 2008 is higher than the same periods of the current year primarily due to an increase in stock-based compensation for the accelerated vesting of a former Chief Executive Officer’s restricted stock during July 2008.

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 available for issuance as of September 30, 2009. Due to the current stock price and the number of shares available under the ESPP, the Company has suspended purchases under this plan.

Note 10. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $520,000 and $823,000 as of September 30, 2009 and March 31, 2009, respectively, and are presented on the Condensed Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $566,000 and $249,000 as of September 30, 2009 and March 31, 2009, respectively, and are presented on the Condensed Consolidated Balance Sheets as other long-term liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2009	2008	2009	2008
Total product warranty reserve at the beginning of the period	$1,041	$787	$1,072	$932
Warranty expense	245	114	339	124
Deductions	(200)	(58)	(325)	(213)

Total product warranty reserve at the end of the period	$1,086	$843	$1,086	$843

Note 11. Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. In accordance with ACS 710, Compensation, accounts of the Rabbi trust were consolidated with the Company’s financial statements. As of December 31, 2007, approximately $2.5 million had been funded into the Rabbi trust. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

Note 12. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $942,000 as of September 30, 2009. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender, however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated the FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”), as codified in ASC topic 810, Consolidation (“ASC 810”), and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and, therefore, consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability is $100,000 as of September 30, 2009 and March 31, 2009. The liability is classified as a current liability in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 13. Acquisitions

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with FAS No. 141, Business Combinations, as codified in ASC topic 805, Business Combinations (“ASC 805”), the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. This intangible asset will be amortized over a 5 year life and tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as codified in ASC topic 360, Property, Plant, and Equipment (“ASC 360”).

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

The Company evaluated Contineo using ASC topic 810, and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE, as the Company is the sole source of start-up funding. Contineo’s financial statements are fully consolidated. During the three months ended September 30, 2009 and 2008, the Condensed Consolidated Financial Statements include Contineo net losses of $151,000 and $388,000, respectively. During the six months ended September 30, 2009 and 2008, the Condensed Consolidated Financial Statements include Contineo net losses of $295,000 and $834,000, respectively. The Company has recorded $2.7 million of cumulative losses to date. Contineo had approximately $27,000 and $173,000 of cash as of September 30, 2009 and March 31, 2009, respectively, which is included in the cash and cash equivalents line on the Condensed Consolidated Balance Sheet. The creditors of Contineo have no recourse to the general credit of the Company.

Note 14. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur.

For the three and six months ended September 30, 2009, the Company recorded tax expense of $75,000 and $230,000, respectively, using a cumulative effective rate of 4.5%. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized through the generation of future taxable income. As a result of this assessment, the Company is providing a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.

For the three and six months ended September 30, 2008, the Company recorded tax expense of $48,000 and $75,000, respectively, using a cumulative effective rate of (0.8)% applied to the net loss before income tax.

Note 15. Commitments and Contingencies

Future obligations and commitments decreased $16.4 million in the six-month period ended September 30, 2009 to $74.2 million, down from $90.6 million at March 31, 2009 due primarily to a reduction in inventory purchase obligations in the CNS segment.

As a result of an ongoing vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies FAS No. 5, Accounting for Contingencies, as codified in ASC topic 450, Contingencies (“ASC 450”) in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009.

Note 16. Fair Value Measurements

On April 1, 2008, the Company adopted FAS No. 157, as codified in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by ASC 820 as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2009:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets	$19,917	$19,917	—	—
Liabilities:	—	—	—	—
Guarantee	$100	—	—	$100

The fair value money markets approximate their carrying amounts due to the short-term nature of these financial assets.

Note 17. New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 167, Amendments to FASB interpretation No. 46(R). This Statement amends FIN No. 46(R), as codified in ASC 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends FIN No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of adoption.

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its OSP equipment products. The Company introduced its first CNS equipment products in fiscal 1993. The Company has also provided audio teleconferencing services since fiscal 1989 through its Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

The Company’s CNS segment products enable high-speed routing and networking of voice, data and video services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber and wireless infrastructures. The Company’s CNS products are typically installed in consumer residences as a key component of a broadband service package.

The Company’s OSP segment products consist of outdoor cabinets, enclosures, power distribution, edge connectors (fiber, ethernet and coax), remote monitoring and DS1 and DS3 transmission plugs. Targeted customers include wireline service providers, wireless service providers, multiple system operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”). The Company’s OSP power-distribution and remote-monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The ConferencePlus segment is comprised of the Company’s wholly-owned subsidiary Conference Plus, Inc. ConferencePlus provides audio, web and video conferencing services. Businesses and individuals use these services to hold audio, web and voice conferences with multiple participants. ConferencePlus sells its services directly to customers, including Fortune 1000 companies, and also serves customers indirectly through its private-label reseller program.

The prices for the products within each segment vary based upon volume, customer specifications and other criteria, and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing scale of the Company’s customers, continues to exert downward pressure on prices for the Company’s products.

The Company’s customer base for its equipment products is highly concentrated and comprised primarily of major U.S. telecommunications service providers (“telephone companies”), independent domestic local exchange carriers and public telephone administrations located outside the U.S. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

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

The Company has expanded its product offerings in the CNS segment from basic high speed broadband to more sophisticated applications such as VoIP, in-premises networking, wireless/wireline convergence, IP Multimedia Subsystem (“IMS”) and FMC, and video / IPTV services. This will require the Company to continue to invest in research and development and in sales and marketing, which could adversely affect short-term results of operations. In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the CNS segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine, ProLine and VersaLink products, which are targeted at the home-networking and small-business markets. The Company is focusing on reducing the manufacturing cost of these products and on adding new features and functionality to create additional value in these products.

The OSP segment has introduced products and services that focus on customer diversification and has changed from being a provider focused on Regional Bell Operating Companies into a provider with new sales channels that include independent operating companies (“IOCs”), wireless service providers, MSOs, utility providers and OEMs. The Company also plans to invest in new product areas to complement wireless, fiber, and Ethernet applications.

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited entity located in Basingstoke, England, to focus on the core businesses of the Company. All Westell Limited employees have been terminated and its facility has been closed. Westell Limited is shown within discontinued operations in the Company’s Condensed Consolidated Statements of Operations.

The Federal Communications Commission (“FCC”) has determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus must pay Federal Universal Service Fund Fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus charges an administrative fee to recover the cost of providing these services. ConferencePlus recorded approximately $480,000 and $919,000 of revenue for FUSF related expenses, which are included in cost of services, during the three and six months ended September 30, 2009, respectively.

In October 2009, the FASB issued ASU No. 2009-13 and ASU No. 2009-14. Effective for the quarter ended September 30, 2009, the Company elected to early adopt these ASU’s with retrospective application. The Company believes the adoption of these new standards better reflects the Company’s economic performance. The retrospective adoption of these ASUs impacts the interim financial quarter ended December 31, 2008 and all subsequent reporting periods. In the Company’s second quarter press release dated October 21, 2009, immaterial historical effects related to inventory valuation were reported as being a direct impact of adoption of these ASUs. The Company has subsequently determined that the inventory valuation impact should be considered to be an indirect impact of adoption and that historical periods should not be adjusted for such indirect impacts. The changes compared to the presentation in the press release dated October 21, 2009 are immaterial, and the corrected historical quarterly impact of adoption is presented herein.

Results of Operations

Below is a table that compares revenue for the three and six months ended September 30, 2009 and 2008 by segment and includes the impact of the adoption of ASU 2009-13 and ASU 2009-14.

Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS equipment	$24,002	$17,150	$6,852	$52,626	$27,816	$24,810
OSP equipment	13,049	14,870	(1,821)	26,825	29,752	(2,927)
ConferencePlus services	10,302	11,100	(798)	21,415	23,610	(2,195)

Consolidated revenue	$47,353	$43,120	$4,233	$100,866	$81,178	$19,688

CNS revenue increased primarily due to sales of the ULS3 product of $6.0 million and $19.4 million in the three and six months ended September 30, 2009, with no revenue in the comparable periods of the prior year. Overall unit sales increased for modem and gateway products by 6% for the three months ended September 30, 2009 compared to the same period last year. Overall unit sales of modems and gateways increased by 27% in the six months ended September 30, 2009 compared to the same period last year due primarily to the increased modem sales resulting from the addition of a customer which occurred in the third quarter of fiscal year 2009. The average selling price for modems and gateways decreased by 9% and 12% in the three and six months ended September 30, 2009, respectively, compared to the same periods of last year.

OSP revenue decreased by 12% and 10% in the three and six months ended September 30, 2009, respectively, compared to the same periods last year due to weaker product demand overall.

ConferencePlus revenue decreased by 7% and 9% in the three and six months ended September 30, 2009, respectively, compared to the same periods last year due primarily to decreased call minutes. In addition, revenue in the three and six month periods ended September 30, 2009 included $480,000 and $919,000 for FUSF revenue compared with $0 in the periods ended September 30, 2008.

Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change
CNS equipment	17.5%	11.0%	6.5%	15.1%	11.6%	3.5%
OSP equipment	42.0%	42.2%	(0.2)%	42.8%	41.0%	1.8%
ConferencePlus services	47.6%	44.5%	3.1%	48.3%	44.6%	3.7%
Consolidated gross margin	30.8%	30.4%	0.4%	29.5%	32.0%	(2.5)%

Gross margin increased in the CNS segment in the three and six months ended September 30, 2009 compared to the same periods last year due primarily to overall lower product cost and lower freight costs of $757,000 and $844,000 in the three and six month periods, respectively. In addition, overhead costs attributed to cost of goods sold were $169,000 and $227,000 lower in the three and six month periods, respectively, and were leveraged by higher revenue in the periods ending September 30, 2009. The improvements were partially offset by lower selling prices of modems and gateway products.

Gross margin in the OSP segment was relatively unchanged in the quarter ended September 30, 2009 compared to the same period last year. OSP margins in the six month period ended September 30, 2009 compared to the same period last year increased slightly due a change in the mix of products sold and a reduction of overhead costs attributable to cost of goods sold.

ConferencePlus margin increased in the three and six months ended September 30, 2009 compared to the same periods in fiscal 2009 due primarily to lower telecommunications costs that resulted from a change in service providers that provided savings of approximately $310,000 and $776,000, respectively.

Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS equipment	$1,357	$2,516	$(1,159)	$2,909	$4,982	$(2,073)
OSP equipment	1,255	1,418	(163)	2,531	2,790	(259)
ConferencePlus services	1,846	2,457	(611)	3,956	5,108	(1,152)

Consolidated sales and marketing expense	$4,458	$6,391	$(1,933)	$9,396	$12,880	$(3,484)

Sales and marketing expense in the CNS segment decreased by 46.1% and 41.6% in the three and six months ended September 30, 2009, respectively, compared to the same periods ended September 30, 2008. The $1.2 million and $2.1 million three and six month reductions are due primarily to the reduction of employees resulting from past reorganizations, lower bonus targets for remaining employees and in the elimination of a 401(k) match that collectively resulted in $675,000 and $1.4 million lower personnel-related expense, respectively. The remaining sales and marketing expense reductions of $525,000 and $700,000 in the three and six months resulted from overall lower spending across most sales and marketing expense categories including travel, meetings and consulting.

Sales and marketing expense in the OSP segment decreased 11.5% and 9.2 % in the three and six months ended September 30, 2009, respectively, compared to the same periods ended September 30, 2008. The $163,000 and $259,000 three and six month decreases were due primarily to a reduction of employees resulting from past reorganizations, lower bonus targets for remaining employees and in the elimination of a 401(k) match that collectively resulted in $102,000 and $180,000 less personnel-related expense, respectively. The remaining sales and marketing expense reductions of $61,000 and $79,000 in each period resulted from overall lower spending across most sales and marketing expense categories.

Sales and marketing expense decreased 24.9% and 22.6% in the ConferencePlus segment when comparing the three and six months ended September 30, 2009, respectively, compared to the same periods ended September 30, 2008. The $611,000 and $1.2 million three and six month decreases were due primarily to the reduction of employees resulting from past reorganizations, lower bonus targets for remaining employees and in the elimination of the 401(k) match that collectively resulted in lower personnel-related costs of $350,000 and $620,000 and lower expenses of $45,000 and $115,000 related to travel, meeting and tradeshows. The remaining three and six month sales and marketing expense reductions of $216,000 and $465,000 in each period resulted primarily from lower international sales expense, lower royalties and less advertising expense.

Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS equipment	$2,238	$4,105	$(1,867)	$4,766	$8,568	$(3,802)
OSP equipment	598	823	(225)	1,188	1,430	(242)
ConferencePlus services	554	559	(5)	1,123	1,123	(0)

Consolidated research and development expense	$3,390	$5,487	$(2,097)	$7,077	$11,121	$(4,044)

Research and development expense in the CNS segment decreased by 45.5% and 44.4% in the three and six months ended September 30, 2009, respectively, compared to the same periods in fiscal year 2009. The $1.9 million and $3.8 million three and six month decreases were due primarily to a reduction of employees resulting from past reorganizations, lower bonus targets for remaining employees and in the elimination of a 401(k) match that collectively resulted in $615,000 and $1.2 million lower personnel-related expense. Additionally, other reductions in the three and six month periods include software technology expenses of $327,000 and $851,000, outside consulting services of $222,000 and $374,000 and Contineo expense reductions of $221,000 and $470,000. The remaining three and six month research and development expense reductions of $482,000 and $907,000 in each period resulted from overall lower spending across most research and development expense categories including information technology, travel and depreciation.

Research and development expense in the OSP segment decreased by 27.3% and 16.9% in the three and six months ended September 30, 2009 as compared to the same periods from the prior year. The $225,000 and $242,000 three and six month reductions were due primarily to decreased consulting expense of $77,000 and $92,000, product certification reductions of $119,000 and $108,000 and other research and development expense reductions $29,000 and 42,000.

Research and development expenses in the ConferencePlus segment were relatively unchanged in the three and six months ended September 30, 2009 as compared to the same periods from the prior year.

General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS equipment	$842	$1,284	$(442)	$1,661	$2,359	$(698)
OSP equipment	533	824	(291)	1,068	1,531	(463)
ConferencePlus services	1,453	2,004	(551)	3,110	3,992	(882)
Unallocated corporate costs	752	1,955	(1,203)	1,513	3,670	(2,157)

Consolidated general and administrative expense	$3,580	$6,067	$(2,487)	$7,352	$11,552	$(4,200)

CNS general and administrative expense decreased by 33.4% and 29.6% and OSP general and administrative expense decreased by 35.3% and 30.2% in the three and six months ended September 30, 2009, respectively, compared to the same periods in fiscal year 2009. CNS and OSP share certain general and administrative resources. The CNS segment is allocated 65% of such shared resource costs and the OSP is allocated 35% of the shared costs. General and administrative costs in the combined CNS and OSP segments went down $733,000 and $1.2 million in the three and six month periods. The decreases were due primarily to reductions of $374,000 and $685,000 in consulting expense, respectively. The remaining three and six month reductions of $359,000 and 476,000 were due to reductions across most general and administrative expense categories including maintenance, bank fees and public relations.

The ConferencePlus segment general and administrative expense decreased by 27.5% and 22.1% in the three and six months ended September 30, 2009, respectively, compared to the same periods in fiscal year 2009. The $551,000 and $882,000 decrease in the three and six months resulted in part from the reduction of employees which caused a $319,000 and $450,000 decrease in personnel-related expense. The remaining three and six month reductions of $232,000 and $432,000 were due to reductions across most general and administrative expense categories including depreciation and bad debt.

Unallocated corporate general and administrative expense decreased by 61.5% and 58.8% in the three and six months ended September 30, 2009, respectively, compared to the same period in fiscal year 2009. The decrease of $1.2 million and $2.2 million in the three and six months primarily resulted from $1.4 million of combined severance and stock-based compensation expense related to the accelerated vesting of restricted stock for the a former Chief Executive Officer which was recorded in the September 30, 2008 quarter and a reduction of legal expenses of $205,000 and $1.1 million. The reduction in legal expense primarily related to prior-year expenses which had been incurred in connection with the previously disclosed SEC investigation. As announced in August 2009, the SEC completed this investigation without any enforcement action.

Restructuring The Company had a reduction in force across all business units in the first quarter of fiscal 2010 that resulted in a total restructuring charge of $609,000, of which $414,000, $46,000 and $149,000 was related to the CNS, OSP and ConferencePlus segments, respectively. A $58,000 reversal was recorded in the period ended June 30, 2008 and a $2,000 charge in the period ended September 30, 2008 was made to record a change in estimate for severance and outplacement.

Intangible assets amortization Intangible assets amortization was $160,000 and $458,000 for the three months and $317,000 and $917,000 for the six months ended September 30, 2009 and 2008, respectively. The intangibles consist of product technology and customer relationships from previous acquisitions. The intangible amortization that related to the OSP segment was $132,000 and $458,000 for the three months and $261,000 and $917,000 for the six months ended September 30, 2009 and 2008, respectively. The intangible amortization related to the ConferencePlus segment was $28,000 and $56,000 for the three and six months ended September 30, 2009.

As of September 30, 2009, the Company had $1.1 million, $0.3 million and $0.7 million of goodwill in the ConferencePlus, ConferencePlus Global Services and NoranTel reporting units, respectively. ConferencePlus, Inc. and ConferencePlus Global Services, Ltd. are in the ConferencePlus Services operating segment while NoranTel is part of the OSP operating segment.

The Company tests goodwill for impairment annually in its fiscal fourth quarter and on an interim basis if indicators of impairment are present. A two step approach is used to test for goodwill impairment. The first step tests for impairment by comparing the fair value of each reporting unit to its carrying value, including goodwill. The second step, which is performed only if the fair value in step one is lower than the carrying value, measures the amount of impairment by comparing the implied fair value of goodwill to the carrying value of goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. The key assumptions used to determine fair value include the weighted average cost of capital as well as projections on revenue, costs and capital expenditures. Due to the adverse economic environment, an interim test was performed on the NoranTel reporting segment in the third quarter of fiscal year 2009 that resulted in a $1.4 million charge to adjust goodwill in the NoranTel reporting unit to its fair value. No impairment was found in the annual test performed in the fourth quarter of fiscal year 2009 and the fair value of the NoranTel reporting unit exceeded its carrying value by 16%.

Other income, net Other income (expense), net, was an expense of $20,000 and income of $219,000 in the three months and $71,000 and $566,000 of income in the six months ended September 30, 2009 and 2008, respectively. Interest income was lower in the June and September 2009 quarters compared to the June and September 2008 quarters due primarily to a decrease in investments and reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized through the generation of future taxable income. The Company recorded $75,000 and $230,000 tax expense in the three and six months ended September 30, 2009, respectively, using an effective tax rate of 4.5% based on the projected income for the year. The Company will continue to reassess realizability of the deferred tax assets going forward. In the three and six months ended September 30, 2008, the Company recorded an income tax expense from continuing operations of $48,000 and $75,000, respectively, using an effective tax rate of (0.8)% applied to the net loss before income tax.

Minority interest Minority interest expense was $7,000 and $43,000 in the three and six months ended September 30, 2008, respectively. Minority interest expense represents the Company’s minority share of income at Conference Plus, Inc., which at that time was 91.5% owned by the Company. The remaining minority interest was purchased by the Company in the third quarter of fiscal 2009, so no minority interest expense applied in fiscal 2010.

Discontinued operations Net income (loss) from discontinued operations was income of $24,000 and a loss of $619,000 in the three and six months ended September 30, 2008, respectively. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at September 30, 2009 or March 31, 2009.

Net income (loss) Net income was $2.9 million in the three months ended September 30, 2009 compared to a net loss of $5.1 million in the three month ended September 30, 2008. Net income was $4.9 million in the six months ended September 30, 2009 compared to a net loss of $10.6 million in the six months ended September 30, 2008. The changes were due to the reasons stated above.

Liquidity and Capital Resources

At September 30, 2009, the Company had $53.9 million in cash and cash equivalents consisting of bank deposits and highly rated money market funds. At September 30, 2009, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long-term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 12 of the Consolidated Financial Statements. Total future obligations and commitments as of September 30, 2009 were $74.2 million and relate primarily to purchase obligations for materials in the CNS and OSP segments and local and long distance telephone service commitments in the ConferencePlus services segment that arise in the normal course of business operations. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash requirements for the foreseeable future.

The Company entered into a Credit Agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of September 30, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

The revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is subject to paying both a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived as long as the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2009.

The Company’s operating activities provided cash of $8.5 million in the six months ended September 30, 2009. Cash was provided primarily from net income of $4.9 million plus non-cash items of $2.9 million consisting of depreciation, amortization, stock-based compensation and restructuring. The Company’s investing activities used $769,000 for capital expenditures primarily in the ConferencePlus segment in the six months ended September 30, 2009. The Company’s financing activities used $29,000 of cash for capital lease payments in the six months ended September 30, 2009.

Future obligations and commitments decreased $16.4 million in the six-month period ended September 30, 2009 to $74.2 million, down from $90.6 million at March 31, 2009 due primarily to a reduction in inventory purchase obligations in the CNS segment.

As of September 30, 2009, the Company had deferred tax assets of approximately $67.5 million before a valuation allowance of $61.3 million, which reduced the recorded net deferred tax asset to $6.2 million. The remaining deferred tax asset is fully reserved by an ASC 740 liability recorded in other long-term liabilities.

The Company’s net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration of the tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

As announced in a press release on October 27, 2009, the Company has reactivated the previously approved share repurchase program. On March 3, 2008, the Company’s Board of Directors approved the repurchase of up to an aggregate of $10.0 million of its common stock. Under the authorized repurchase program, any shares must be purchased on or before March 3, 2010. Upon reactivation, approximately $8.3 million remained available for repurchase under that authorization.

Critical Accounting Policies

See “Critical Accounting Policies” in Part II – Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2009 for information about critical accounting policies. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, except as set forth below.

During the three months ended September 30, 2009, the Company implemented the following critical accounting policy:

Revenue Recognition, Deferred Revenue and Deferred Costs

Revenue recognition on equipment where software is incidental to the product as a whole or where software is essential to the equipment’s functionality and falls under software accounting scope exceptions generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated.

Where multiple element arrangements exist, fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence (“VSOE”), reliable third-party objective evidence (“TPE”) or management’s best estimate of selling price, in that order.

The Company’s UltraLine Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (“PCS”) to maintain ongoing interoperability within the customer’s network. The Company was not able to establish VSOE or TPE for the specified future software enhancements and therefore relied on management’s estimates of fair value for each of the multiple elements in the arrangement. Deferred revenue is recorded for undelivered elements. See Note 2 for a further description of revenue recognition relating to this product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of September 30, 2009, there were no material changes to the information provided in Item 7A on the Company’s Annual Report on Form 10-K for fiscal year 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business. In the ordinary course of our business, we are routinely audited and subject to inquiries by governmental and regulatory agencies. Management believes that the outcome of such proceedings will not have a material adverse effect on the consolidated operations or financial condition.

ITEM 1A. RISK FACTORS

See “Risk Factors” in Part 1 – Item 1A of the Annual Report on Form 10-K for the year ended March 31, 2009 for information about risk factors. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2009, except as set forth below.

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

We have been and could in the future be the subject of investigation by the SEC or other governmental authorities that could adversely affect our financial condition, results of operations and the price of our common stock.

As previously disclosed, in the recent past the SEC conducted an investigation regarding events and circumstances surrounding trading in our securities. In August 2009, the SEC informed us that it had completed this investigation without any enforcement action. Although there are no indications of future investigations at this time, they remain possible. In the event that a future investigation leads to action against the Company, any current or former officer or director, our financial condition, results of operations and the price of our common stock may be adversely impacted. If any investigation were to cover a prolonged period of time, it may have an adverse impact on our financial condition, results of operations and the price of our common stock regardless of the ultimate outcome of the investigation. In addition, an investigation may result in the incurrence of significant legal expenses and the diversion of management’s attention from our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2009, the Company held its annual meeting of stockholders. The following directors were elected to serve until the annual meeting of stockholders in 2010:

Nominee	For	Withheld
Robert W. Foskett	103,884,435	2,046,373
James M. Froisland	104,032,906	1,897,903
Richard S. Gilbert	103,984,221	1,946,588
Martin D. Hernandez	103,958,034	1,972,774
Eileen A. Kamerick	102,179,717	3,751,091
Robert C. Penny III	90,143,318	15,787,491
Martin H. Singer	103,684,155	2,246,654

The stockholders approved a proposal to ratify the appointment of Ernst &Young LLP, independent auditors, as auditors for the fiscal year ending March 31, 2010:

	For	Against	Abstain
Appointment of independent auditors	105,525,493	405,316	443,737

Following the annual meeting of stockholders, Richard S. Gilbert was appointed to serve as the Chairman of the Board.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEMS 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 12, 2009	By:	/S/ RICHARD S. GILBERT
Richard S. Gilbert
Chief Executive Officer

	By:	/S/ BRIAN S. COOPER
Brian S. Cooper
Chief Financial Officer

	By:	/S/ AMY T. FORSTER
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