Form 10-Q
period 2009-12-31
WESTELL TECHNOLOGIES INC
filed 2010-02-05
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 20, 2010:

Class A Common Stock, $0.01 Par Value – 52,727,326 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “should”, or derivatives thereof and other words of similar meanings are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in the Company’s Securities and Exchange Commission (“SEC”) filings, including the Company’s Form 10-K for the fiscal year ended March 31, 2009 under the section entitled Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, or otherwise.

Trademarks

The following terms used in this filing are our trademarks: Conference Plus, Inc.®, ConferencePlus®, OS Plant Systems®, ProLine®, UltraLine®, VersaLink®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)1

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$58,073	$46,058
Accounts receivable (net of allowance of $279 and $289, respectively)	17,880	20,827
Inventories	18,398	20,178
Prepaid expenses and other current assets	3,613	7,487

Total current assets	97,964	94,550

Property and equipment:
Machinery and equipment	15,740	15,920
Office, computer and research equipment	15,900	18,580
Leasehold improvements	9,313	9,342

Total property and equipment	40,953	43,842
Less accumulated depreciation and amortization	(35,683)	(36,947)

Property and equipment, net	5,270	6,895

Goodwill	2,139	2,009
Intangibles, net	4,151	4,333
Deferred income tax asset and other assets	7,739	7,777

Total assets	$117,263	$115,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,137	$17,883
Accrued expenses	5,203	5,822
Accrued compensation	3,669	3,667
Deferred revenue	462	2,119

Total current liabilities	22,471	29,491

Deferred revenue, long-term	628	546
Other long-term liabilities	9,386	9,079

Total liabilities	32,485	39,116
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Issued and outstanding – 52,727,326 shares at December 31, 2009 and 53,862,409 shares at March 31, 2009	527	539
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at December 31, 2009 and March 31, 2009	147	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	398,578	397,242
Treasury stock at cost – 4,273,309 shares at December 31, 2009 and 3,020,448 at March 31, 2009	(3,302)	(1,904)
Cumulative translation adjustment	597	(206)
Accumulated deficit	(311,769)	(319,370)

Total stockholders’ equity	84,778	76,448

Total liabilities and stockholders’ equity	$117,263	$115,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)1

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Products revenue	$32,919	$37,806	$112,370	$95,375
Services revenue	9,877	10,949	31,292	34,559

Total revenue	42,796	48,755	143,662	129,934

Cost of products revenue	23,790	30,556	83,813	72,702
Cost of services	5,235	5,827	16,299	18,903

Total cost of products revenue and services	29,025	36,383	100,112	91,605

Gross profit	13,771	12,372	43,550	38,329
Operating expenses:
Sales and marketing	3,996	5,411	13,392	18,291
Research and development	3,202	4,169	10,279	15,290
General and administrative	4,345	4,220	11,697	15,772
Restructuring	—	808	609	752
Intangible assets amortization	161	486	478	1,403
Goodwill and intangible impairment	—	1,381	—	1,381

Total operating expenses	11,704	16,475	36,455	52,889

Operating income (loss)	2,067	(4,103)	7,095	(14,560)

Other income (expense), net	(4)	56	67	622
Interest (expense)	—	(2)	(4)	(4)

Income (loss) before income taxes, minority interest and discontinued operations	2,063	(4,049)	7,158	(13,942)
Income tax benefit (expense)	673	57	443	(18)
Minority interest	—	(31)	—	(74)

Net income (loss) from continuing operations	2,736	(4,023)	7,601	(14,034)

Income (loss) from discontinued operations, net of tax benefit of $0 and $0, for the three and nine months ended December 31, 2008, respectively	—	1	—	(618)

Net income (loss)	$2,736	$(4,022)	$7,601	$(14,652)

Basic net income (loss) per common share:
Basic net income (loss) from continuing operations	$0.04	$(0.06)	$0.11	$(0.20)
Basic net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Basic net income (loss) per common share	$0.04	$(0.06)	$0.11	$(0.21)

Diluted net income (loss) per common share:
Diluted net income (loss) from continuing operations	$0.04	$(0.06)	$0.11	$(0.20)
Diluted net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted net income (loss) per common share	$0.04	$(0.06)	$0.11	$(0.21)

Weighted-average number of common shares outstanding:
Basic	67,912	69,228	68,214	70,156
Effect of dilutive securities: restricted stock and stock options	639	—	564	—

Diluted	68,551	69,228	68,778	70,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)1

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$7,601	$(14,652)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,942	4,421
Goodwill and intangible impairment	—	1,381
(Gain) loss on disposal of fixed assets	17	(65)
Exchange rate (gain) loss	(199)	314
Restructuring	609	966
Minority interest	—	74
Stock-based compensation	1,355	1,996
Changes in operating assets and liabilities:
Accounts receivable	3,195	794
Inventory	2,014	(3,982)
Prepaid expenses and other current assets	3,916	(2,574)
Deferred Costs	—	(630)
Other assets	(24)	(509)
Deferred revenue	(1,575)	1,053
Accounts payable and accrued expenses	(5,726)	25
Accrued compensation	(36)	(5,746)

Net cash provided by (used in) operating activities	14,089	(17,134)

Cash flows from investing activities:
Purchases of property and equipment	(800)	(2,089)
Proceeds from the sale of equipment	—	90
Sale of investments	—	2,602
Acquisition of a business	—	(175)
Acquisition of minority interest	—	(3,650)

Net cash provided by (used in) investing activities	(800)	(3,222)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	(42)	155
Proceeds from stock purchase and option plans	—	121
Purchases of treasury stock	(1,430)	(1,537)

Net cash provided by (used in) financing activities	(1,472)	(1,261)

Effect of exchange rate changes on cash	198	(287)

Net increase (decrease) in cash	12,015	(21,904)
Cash and cash equivalents, beginning of period	46,058	65,747

Cash and cash equivalents, end of period	$58,073	$43,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]	See Note 2 for a description of the adoption of FASB ASU 2009-13 and FASB ASU 2009-14.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus” or “CP”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd. is a wholly owned subsidiary of ConferencePlus that provides services similar to those of ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power-distribution and remote-monitoring products, is a wholly owned subsidiary of Westell, Inc. In the first quarter of the fiscal year ended March 31, 2009 (“fiscal year 2009”), the Company decided to cease the operations of Westell Limited, which was a wholly owned subsidiary of Westell, Inc. in the UK. Westell Limited is shown within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at December 31, 2009 or March 31, 2009. The Condensed Consolidated Statement of Cash Flows for the period ended December 31, 2008 includes discontinued operations.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Contineo Systems, Inc. (“Contineo”), a variable interest entity for which the Company is considered the primary beneficiary (See Note 13). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, of contingent assets and liabilities disclosed at the date of the financial statements, and of revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, the allocation of relative selling prices in contracts with multiple elements, net realizable value of inventory, product warranty accrued, stock-based compensation, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at December 31, 2009 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year 2010.

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

On September 23, 2009, the FASB ratified the EITF’s final consensus on EITF 08-1, Revenue Arrangements with Multiple Deliverables and in October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 modified the fair value requirement of ACS topic 605 subtopic 25, Revenue Recognition-Multiple Element Arrangements (ASU 605-25”), by allowing the use of the best estimate of selling price if vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling price cannot be determined. It also prohibits the use of the residual method for allocating arrangement consideration. Effective for the quarter ended September 30, 2009, the Company elected to early adopt ASU 2009-13 with retrospective application. See Note 2 for a description of the impact of this ASU.

On September 23, 2009, the FASB ratified the EITF’s final consensus on EITF 09-3, Certain Revenue Arrangements That Include Software Elements and in October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 modified the scope of ASC topic 905 subtopic 605, Software-Revenue Recognition (“ASC 905-605”), to exclude tangible products that contain software which is essential to overall product functionality from software revenue recognition accounting rules. Effective for the quarter ended September 30, 2009, the Company elected to early adopt ASU 2009-14 with retrospective application. See Note 2 for a description of the impact of this ASU.

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

Effective April 1, 2009, the Company adopted FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in ASC 805 subtopic 20, Business Combination: Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ACS 805-20”). ACS 805-20 amends and clarifies accounting standards to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ACS 805-20 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the Company’s effective date. The adoption of ACS 805-20 did not have an immediate impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10. For those entities that have already adopted FAS No. 160 (See FAS No. 160 effective date below), the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

Effective June 30, 2009, the Company adopted FAS No. 165, Subsequent Events, as codified in ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of ASC 855 did not have a material impact on the Company’s Consolidated Financial Statements. In connection with the Company’s adoption of ASC 855, the Company evaluated subsequent events through February 5, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Effective April 1, 2009, the Company adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets, as codified in ASC topic 350, Intangibles – Goodwill and Other (“ASC 350”). The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company has one contract to sell its UltraLine Series3 (“ULS3”) product that was impacted by the adoption of these standards. The ULS3 contract began in August 2008, was amended in December 2009, and is a three-year contract with a one-year optional extension that may be elected by the customer. The ULS3 product, a product in the Customer Networking Solutions (“CNS”) segment (see Note 6 for further information on segments), is an integrated IPTV (Internet Protocol TV) home networking gateway that delivers video-ready bandwidth through fiber, copper, coax or Ethernet. Prior to the Company’s adoption of ASU 2009-14, the Company determined this product fell within the scope of the software revenue recognition guidance. However, as a result of the scope exception to that guidance provided within ASU 2009-14, the Company has determined that this product should no longer be accounted for in accordance with the software revenue recognition guidance. Instead, the Company will apply the revenue recognition guidance of SAB Topic 13 and the multiple-element arrangements guidance.

The contract has three separate units of accounting: tangible product, support, and specified software upgrades. The contract specifies the price and terms of the arrangement but does not have contractual minimums. Purchase orders are used by the customer to acquire product. Support is available to the customer throughout the warranty period, which is three years. Support primarily entails minor testing, trouble shooting, bug fixes and customer meetings. The contract also calls for specified software upgrades.

As VSOE and TPE of selling price are not available, the Company used its best estimate of selling price in applying the relative selling price (“RSP”) methodology. The Company’s process for establishing the best estimate of selling price for all of its products and services offerings in complex customized solutions is based on multiple factors, such as customer classifications, major products and services, competitive alternatives, customer forecasts, internal costs, profit objectives, pricing practices, and market conditions. The Company established the best estimate of selling price considering all of the relevant factors. Based on these factors, the Company originally determined that approximately 98% of the arrangement consideration should be allocated to the tangible product, approximately 1% to post contract support and approximately 1% to specified software upgrades based on the RSP approach. The RSP was reevaluated by the Company with the signing of the amendment in December 2009 and the Company determined that approximately 92% of arrangement consideration will be allocated to the tangible product, approximately 1% to post-contract support and approximately 7% to specified software upgrades prospectively as product ships under the amended agreement.

Prior to the adoption of these standards, the Company accounted for the ULS3 sales under this contract using software accounting rules. Under software accounting rules, VSOE had to be established for all units of accounting in order to allocate the transaction consideration using the relative selling price model. Because the transaction requires the delivery of a specified upgrade, the Company was not able to establish VSOE for all of the various units of accounting. As a result, revenue and direct costs were deferred under the historical software accounting rules.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, the Company’s policy is to recognize the previously deferred revenue and related costs on the tangible product when it is delivered. Revenue attributed to support will be recognized ratably over the three-year period that support is offered, and revenue allocated to the specified software upgrades will be recognized when the upgrades are delivered or when the Company contractually is no longer required to provide them. Revenue on specified software upgrades remains deferred at this time.

The primary impacts of retrospective adoption through September 30, 2009 and the current period impact subsequent to the adoption of the new accounting standards on the income statement are as follows:

(in thousands)	Three Months Ended
	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Revenue:
Revenue prior to adoption	$38,301	$41,725	$40,474	$41,691	$39,218
Revenue resulting from the adoption	10,454	14,258	13,039	5,662	3,578

Revenue after adoption	48,755	55,983	53,513	47,353	42,796

Gross profit:
Gross profit prior to adoption	12,328	12,789	14,779	14,495	13,680
Gross profit from the delivery of products	44	56	428	77	91

Gross profit after adoption	12,372	12,845	15,207	14,572	13,771

Operating income (loss):
Operating income (loss) prior to adoption	(4,147)	(2,380)	1,616	2,907	1,976
Operating income resulting from the adoption	44	56	428	77	91

Operating income (loss) after adoption	(4,103)	(2,324)	2,044	2,984	2,067

(in thousands)	Three Months Ended
	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Net income (loss) per common share:
Diluted per share prior to adoption	$(0.06)	$(0.03)	$0.02	$0.04	$0.04
Diluted per share change resulting from the adoption	0.00	0.00	0.01	0.00	0.00

Diluted per share after adoption	$(0.06)	$(0.03)	$0.03	$0.04	$0.04

The primary impact of retrospective adoption through September 30, 2009 and the current period impact subsequent to the adoption of the accounting standards on the balance sheets for all periods presented are as follows:

(in thousands)	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Long-term deferred revenue:
Long-term deferred revenue prior to adoption	$11,547	$25,258	$38,587	$44,352	$48,058
Reduction in long-term deferred revenue resulting from the adoption	(10,454)	(24,712)	(37,752)	(43,414)	(46,991)
Reclass of long-term deferred revenue to short-term deferred revenue					(439)

Long-term deferred revenue after adoption	1,093	546	835	938	628

Long-term deferred costs:
Long-term deferred costs prior to adoption	11,040	24,612	37,207	42,589	46,076
Reduction in long-term deferred revenue resulting from the adoption	(10,410)	(24,612)	(37,207)	(42,589)	(46,076)

Long-term deferred costs after adoption	630	—	—	—	—

Note 3. Net Income (Loss) Per Share

The computation of basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the diluted per share calculation, because they would be anti-dilutive. The Company had 5.7 million and 6.2 million stock options outstanding for the three and nine months ended December 31, 2009, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended December 31,		Nine months ended December 31,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss):
Net income (loss) from continuing operations	$2,736	$(4,023)	$7,601	$(14,034)
Net income (loss) from discontinued operations	—	1	—	(618)

Net income (loss)	$2,736	$(4,022)	$7,601	$(14,652)

Weighted-average shares outstanding:
Weighted-average basic shares outstanding	67,912	69,228	68,214	70,156
Effect of dilutive securities: stock options	639	—	564	—

Weighted-average diluted shares outstanding	68,551	69,228	68,778	70,156

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.04	$(0.06)	$0.11	$(0.20)
Basic net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Basic net income (loss) per share	$0.04	$(0.06)	$0.11	$(0.21)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.04	$(0.06)	$0.11	$(0.20)
Diluted net income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted net income (loss) per share	$0.04	$(0.06)	$0.11	$(0.21)

Note 4. Revolving Credit Agreement and Debt

The Company entered into a revolving credit agreement with The PrivateBank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of December 31, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

Revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is also required to pay a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2009. The Company believes that it can obtain replacement financing on similar terms upon the expiration of the Credit Agreement, and the Company may pursue such replacement as an additional source of liquidity.

As of December 31, 2009, Contineo had a $79,000 bank loan. The current loan portion of $58,000 and long-term loan portion of $21,000 are reported in the accrued expenses and other-long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.

Note 5. Restructuring Charge

In the first quarter of fiscal year 2010, the Company initiated a cost reduction action that resulted in the termination of approximately 50 employees, consisting of 30 employees primarily in the CNS segment and 20 employees in the ConferencePlus segment. The total cost of this restructuring action was $609,000, of which $414,000, $46,000 and $149,000 was recorded in the CNS, Outside Plant Systems (“OSPlant Systems” or “OSP”) and ConferencePlus segments, respectively. As of December 31, 2009, all of these costs had been paid.

The Company initiated a reduction in force of 20 employees in October 2008 impacting all three operating segments. As a result of this action, the Company recorded employee termination costs of $808,000 in the third fiscal quarter ended December 31, 2008, of which $399,000, $240,000 and $169,000 was recorded in the CNS, OSP and ConferencePlus segments, respectively. As of December 31, 2009, all of these costs had been paid.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee- related	Other costs	Total
Liability at March 31, 2009	$278	$3	$281
Charged	609	—	609
Utilized	(887)	(3)	(890)

Liability at December 31, 2009	$—	$—	$—

Note 6. Interim Segment Information

The Company’s reportable segments are separately managed business units that offer different products and services. They consist of the following:

Customer Networking Solutions: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages.

OSPlant Systems: The Company’s OSP product family consists of outdoor cabinets, enclosures, power distribution, service handoff edge connectors for fiber, Ethernet and coax, remote monitoring, and DS1 and DS3 Network Interface Units (“NIUs”) and network protection. Targeted customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”). The power-distribution and remote-monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

In the third quarter of fiscal 2009, the Company revised its segment reporting structure to reflect the realignment of internal reporting for its CNS and OSP businesses. During fiscal year 2009, Westell’s Chief Executive Officer, who is considered the chief operating decision maker (“CODM”), implemented new business unit financial reporting which changed reporting from a single telecom equipment segment to separate CNS and OSP segments. The underlying direct product costs, engineering and sales and marketing costs of CNS and OSP were segregated into separate cost centers for financial reporting purposes. Segment operating income (loss) excluded unallocated Westell, Inc. general & administrative expenses (“G&A”). In fiscal year 2010, G&A, excluding certain corporate costs, are now allocated by segment. In order to provide information that is comparable year to year, fiscal 2009 segment information has been restated using the allocation methods used in fiscal year 2010.

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

Segment information for the three and nine months ended December 31, 2008 and 2009, which includes the impact of the retrospective adoption of ASU 2009-13 and ASU 2009-14, and excludes the impact of the discontinued operations of Westell Limited, is set forth below:

	Three months ended December 31, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$20,512	$12,407	$9,877	$—	$42,796
Gross profit	3,566	5,563	4,642	—	13,771
Operating expenses	4,204	2,282	3,676	1,542	11,704

Operating income (loss)	(638)	3,281	966	(1,542)	2,067
Other income (expense)				(4)	(4)
Interest (expense)				—	—
Income tax benefit				673	673

Net income (loss)	$(638)	$3,281	$966	$(873)	$2,736

	Three months ended December 31, 2008
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$25,450	$12,356	$10,949	$—	$48,755
Gross profit	2,183	5,067	5,122	—	12,372
Operating expenses	6,182	4,258	5,047	988	16,475

Operating income (loss)	(3,999)	809	75	(988)	(4,103)
Other income (expense)				56	56
Interest (expense)				(2)	(2)
Income tax benefit				57	57
Minority interest				(31)	(31)

Net income (loss)	$(3,999)	$809	$75	$(908)	$(4,023)

	Nine months ended December 31, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$73,138	$39,232	$31,292	$—	$143,662
Gross profit	11,519	17,038	14,993	—	43,550
Operating expenses	13,954	7,376	12,070	3,055	36,455

Operating income (loss)	(2,435)	9,662	2,923	(3,055)	7,095
Other income (expense)				67	67
Interest (expense)				(4)	(4)
Income tax benefit				443	443

Net income (loss)	$(2,435)	$9,662	$2,923	$(2,549)	$7,601

	Nine months ended December 31, 2008
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$53,267	$42,108	$34,559	$—	$129,934
Gross profit	5,417	17,256	15,656	—	38,329
Operating expenses	22,055	10,905	15,270	4,659	52,889

Operating income (loss)	(16,638)	6,351	386	(4,659)	(14,560)
Other income (expense)				622	622
Interest (expense)				(4)	(4)
Income tax (expense)				(18)	(18)
Minority interest				(74)	(74)

Net income (loss)	$(16,638)	$6,351	$386	$(4,133)	$(14,034)

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2009	2008	2009	2008
Depreciation and amortization:
CNS depreciation and amortization	$318	$385	$1,018	$1,271
OSP depreciation and amortization	265	585	797	1,809
CP depreciation and amortization	392	461	1,127	1,341

Total depreciation and amortization	$975	$1,431	$2,942	$4,421

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Total Assets (in thousands)	December 31, 2009	March 31, 2009
Combined CNS and OSP segments assets	$107,209	$96,334
ConferencePlus assets	10,054	19,230

Total assets	$117,263	$115,564

Note 7. Comprehensive Income (Loss)

The disclosure of comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$2,736	$(4,022)	$7,601	$(14,652)
Other comprehensive income (loss): Foreign currency translation adjustment	82	(942)	803	(1,092)

Comprehensive income (loss)	$2,818	$(4,964)	$8,404	$(15,744)

Note 8. Inventories

The components of inventories are as follows:

(in thousands)	December 31, 2009	March 31, 2009
Raw material	$8,883	$13,168
Finished goods	11,108	8,346
Reserve for excess and obsolete inventory and net realizable value	(1,593)	(1,336)

Total inventories, net	$18,398	$20,178

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

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2009	2008	2009	2008
Stock-based compensation expense	$1,068	$604	$1,355	$1,996
Income tax expense	—	—	—	—

Total stock-based compensation expense after taxes	$1,068	$604	$1,355	$1,996

During January 2010, the Company identified a $730,000 error in the calculation of stock-based compensation expense for the prior year periods. The Company’s third-party equity accounting software incorrectly calculated award forfeitures used in determining stock-based compensation expense that resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vesting date. The correction of the error during the third quarter of fiscal 2010 results in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but does not change the cumulative stock-based compensation expense related to those awards over all time, as forfeitures are ultimately trued-up to reflect the compensation expense for only those options that actually vest. Because stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period. The cumulative impact of the $730,000 prior-years error is included in the general and administrative expense line on the Condensed Consolidated Statements of Operations.

Stock-based compensation for the nine months ended December 31, 2008 includes approximately $860,000 of stock-based compensation for the accelerated vesting of a former Chief Executive Officer’s restricted stock during July 2008.

The Company’s stockholders approved an amendment to the ESPP at the Annual Meeting of Stockholders on September 18, 2008, to increase the number of shares available for issuance under the ESPP by 200,000. As a result of such amendment, there are 717,950 shares authorized under the Company’s ESPP with 202,280 available for issuance as of December 31, 2009. Due to the current stock price and the number of shares available under the ESPP, the Company has suspended purchases under this plan.

Note 10. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $546,000 and $823,000 as of December 31, 2009 and March 31, 2009, respectively, and are presented on the Condensed Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $566,000 and $249,000 as of December 31, 2009 and March 31, 2009, respectively, and are presented on the Condensed Consolidated Balance Sheets as other long-term liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2009	2008	2009	2008
Total product warranty reserve at the beginning of the period	$1,086	$843	$1,072	$932
Warranty expense	162	166	501	290
Deductions	(136)	(81)	(461)	(294)

Total product warranty reserve at the end of the period	$1,112	$928	$1,112	$928

Note 11. Deferred Compensation

The Company had a deferred compensation program with Mr. Van Cullens, a former Chief Executive Officer, which was funded through a Rabbi trust. The Rabbi trust was subject to the creditors of the Company. All amounts deferred under this compensation program vested on March 31, 2007. In accordance with ASC 710, Compensation, accounts of the Rabbi trust were consolidated with the Company’s financial statements. As of December 31, 2007, approximately $2.5 million had been funded into the Rabbi trust. In April 2008, the Company used the investments in the Rabbi trust to pay this deferred compensation liability in full.

Note 12. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note has an unpaid balance of $898,000 as of December 31, 2009. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated the FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities or VIE (“FIN No. 46R”), as codified in ASC topic 810, Consolidation (“ASC 810”), and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and, therefore, consolidation is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $100,000 as of December 31, 2009 and March 31, 2009. The liability is classified as a current liability in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 13. Acquisitions

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with FAS No. 141, Business Combinations, as codified in ASC topic 805, Business Combinations (“ASC 805”), the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The intangible asset will be amortized over a 5-year life and tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as codified in ASC topic 360, Property, Plant, and Equipment (“ASC 360”).

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

The Company evaluated Contineo using ASC topic 810, and concluded that Contineo is a VIE and the Company is considered the primary beneficiary of the VIE, because the Company is the sole source of start-up funding. Contineo’s financial statements therefore are fully consolidated. During the three months ended December 31, 2009 and 2008, the Condensed Consolidated Financial Statements include Contineo net losses of $109,000 and $355,000, respectively. During the nine months ended December 31, 2009 and 2008, the Condensed Consolidated Financial Statements include Contineo net losses of $404,000 and $1.2 million, respectively. The Company has recorded $2.8 million of cumulative losses to date. Contineo had approximately $0 and $173,000 of cash as of December 31, 2009 and March 31, 2009, respectively, which is included in the cash and cash equivalents line on the Condensed Consolidated Balance Sheet. The creditors of Contineo have no recourse to the general credit of the Company.

Note 14. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur.

For the three and nine months ended December 31, 2009, the Company recorded tax benefit of $673,000 and $443,000, respectively, based upon a cumulative effective tax rate of 4.5% and a discrete tax benefit. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized through the generation of future taxable income. As a result of this assessment, the Company provided a full valuation allowance against deferred tax assets. As of December 31, 2009, the Company had deferred tax assets of approximately $67.3 million before a valuation allowance of $61.1 million, which reduced the recorded net deferred tax asset to $6.2 million. The remaining deferred tax asset if fully reserved as an uncertain tax position by applying ASC 740 liability and is recorded in other long-term liabilities. The Company will continue to reassess realizability going forward. The three and nine month periods include a tax benefit of $767,000 for the release of valuation allowance relating to a deferred tax asset for Alternative Minimum Tax that will be refunded as the result of forgoing bonus depreciation pursuant to stimulus provisions of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. The $767,000 includes $589,000 that is anticipated to be refunded with the filing of the period ended March 2009 return and is included in the prepaid expenses and other current assets line on the Condensed Consolidated Balance Sheet, and $178,000 that is anticipated to be refunded with the filing of the period ending March 2010 return and is included in the deferred income tax asset and other assets line on the Condensed Consolidated Balance Sheet.

For the three months ended December 31, 2008, the Company recorded tax benefit of $57,000 and for the nine months ended December 31, 2008 recorded tax expense of $18,000, using a cumulative effective rate of (0.1)% applied to the net loss before income tax.

Note 15. Commitments and Contingencies

Future obligations and commitments decreased $18.8 million in the nine-month period ended December 31, 2009 to $71.8 million, down from $90.6 million at March 31, 2009 due primarily to a reduction in inventory purchase obligations in the CNS segment.

As a result of an ongoing vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies FAS No. 5, Accounting for Contingencies, as codified in ASC topic 450, Contingencies (“ASC 450”) in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2009:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets	$19,927	$19,927	—	—
Liabilities:	—	—	—	—
Guarantee	$100	—	—	$100

The fair value money markets approximate their carrying amounts due to the short-term nature of these financial assets.

Note 17. Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares through March 3, 2010.

During the three months ended December 31, 2008 and 2009, approximately 1.2 million and 1.3 million shares, respectively, were repurchased under this program with a weighted-average per share purchase price of $0.29 and $1.13, respectively. During the nine months ended December 31, 2008 and 2009, approximately 2.6 million and 1.3 million shares, respectively, were repurchased under this program with a weighted-average per share purchase price of $0.59 and $1.13, respectively. There was approximately $6.9 million remaining for additional share repurchases under this program as of December 31, 2009.

Note 18. New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement No. 167. (See FAS No. 167 effective date below.)

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its OSP products. The Company introduced its first CNS products in fiscal 1993. The Company has also provided audio teleconferencing services since fiscal 1989 through its Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

The Company’s CNS segment products enable high-speed routing and networking of voice, data and video services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber and wireless infrastructures. The Company’s CNS products are typically installed in consumer residences as a key component of a broadband service package.

The Company’s OSP segment products consist of outdoor cabinets, enclosures, power distribution, service handoff edge connectors for fiber, Ethernet and coax, remote monitoring and DS1 and DS3 Network Interface Units (“NIUs”) and network protection. With its recent introduction of Customized Systems Integration (“CSI”) service, the Company now offers a one-stop-shop for complete turnkey solutions. Targeted customers include wireline service providers, wireless service providers, multiple system operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”). The Company’s OSP power-distribution and remote-monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

The prices for the products within each segment vary based upon volume, customer specifications and other criteria, and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and significant scale of the Company’s customers, continues to exert downward pressure on prices for the Company’s products.

The Company’s customer base for its CNS and OSP products is highly concentrated and comprised primarily of major U.S. telecommunications service providers (“telephone companies”) and independent U.S. local exchange carriers. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products. In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

To remain competitive, the Company must continue to invest in new product development and in targeted sales and marketing efforts to launch new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company’s business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in research and development activities.

In the CNS segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets, more service offerings, and converged capabilities. The Company has introduced products for both the existing copper-based telephone networks and new fiber-optic networks including the new generations of the UltraLine, VersaLink and ProLine product lines, which are targeted at the home-networking and small-business markets. The Company is focusing on expanding the range of applications and services supported by its products in areas such as video, IPTV service delivery, VoIP and Fixed Mobile Convergence (“FMC”), advanced home networking services, and improved security for high-speed internet access. The Company is also focusing on reducing the manufacturing cost of these products.

The OSP segment has introduced products and services that focus on customer diversification and has changed from being a provider focused on Regional Bell Operating Companies into a provider with new sales channels that include independent operating companies (“IOCs”), wireless service providers, cable service providers or MSOs, utility providers and OEMs. The Company also plans to invest in new product areas to complement wireless, fiber, and Ethernet applications.

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

The Federal Communications Commission (“FCC”) has determined that audio and video bridging services are equivalent to teleconferencing services and are “telecommunications” under the Telecommunications Act of 1996 and the Universal Service First Report and Order. Due to this FCC Ruling, ConferencePlus must pay Federal Universal Service Fund Fees (“FUSF”) on applicable revenue for services provided on or after October 1, 2008. The FCC allows telecommunications companies to recover the cost of collecting, remitting and reporting FUSF fees. ConferencePlus charges its clients an amount equal to what it must remit, plus charges an administrative fee to recover the cost of providing these services. ConferencePlus recorded approximately $439,000 and $1.4 million of revenue for FUSF related expenses, which are included in cost of services, during the three and nine months ended December 31, 2009, respectively.

In October 2009, the FASB issued ASU No. 2009-13 and ASU No. 2009-14. Effective for the quarter ended September 30, 2009, the Company elected to early adopt these ASU’s with retrospective application. The Company believes the adoption of these new standards better reflects the Company’s economic performance. The retrospective adoption impacts the interim financial quarter ended December 31, 2008 and all subsequent reporting periods. In the Company’s second quarter press release dated October 21, 2009, immaterial historical effects related to inventory valuation were reported as being a direct impact of adoption. The Company has subsequently determined that the impact is more correctly considered to be an indirect impact of adoption. Historical periods should not be adjusted for such indirect impacts. The changes compared to the presentation in the press release dated October 21, 2009 are immaterial, and the corrected historical quarterly impact of adoption is presented herein.

In the third quarter of fiscal 2010, the Company signed a multi-year contract extension with Verizon to supply customer premise equipment and software for Verizon’s FiOS network. The Company’s expects that demand for such products will decline in the remainder of fiscal 2010.

Results of Operations

Below is a table that compares revenue for the three and nine months ended December 31, 2009 and 2008 by segment and includes the impact of the adoption of ASU 2009-13 and ASU 2009-14.

Revenue	Three months ended December,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$20,512	$25,450	$(4,938)	$73,138	$53,267	$19,871
OSP products	12,407	12,356	51	39,232	42,108	(2,876)
ConferencePlus services	9,877	10,949	(1,072)	31,292	34,559	(3,267)

Consolidated revenue	$42,796	$48,755	$(5,959)	$143,662	$129,934	$13,728

CNS revenue decreased 19.4% in the three month period ended December 31, 2009 compared to the prior year period primarily due to a $6.7 million decline in sales of the ULS3 product. During the quarter ended December 31, 2009, sales of the ULS3 product were $3.8 million compared to sales of $10.5 million in the comparable period of the prior year. CNS revenue increased 37.3% in the nine month period ended December 31, 2009 primarily due to a $12.5 million increase in sales of the ULS3 product, which were $23.2 million compared to $10.7 million in the comparable period of the prior year. The Company recognized revenue for ULS3 product starting in the quarter ended December 31, 2008. Revenue from modems decreased in the three and nine months ended December 31, 2009 compared to the same periods in the prior year, with unit sales decreasing in the comparable three month period and increasing in the nine month comparable period. Gateway product revenue and unit sales increased in both the three and nine months ended December 31, 2009 compared to the same periods in the prior year. During the three and nine months ended December 31, 2009, the average selling prices of modem and gateway products declined compared to the same periods of fiscal year 2009 following product technology trends and contractual terms.

OSP revenue increased by 0.4% and decreased 6.8% in the three and nine months ended December 31, 2009, respectively, compared to the same periods in the prior year. The decrease in the nine month period was primarily due to weaker product demand.

ConferencePlus revenue decreased by 9.8% and 9.5% in the three and nine months ended December 31, 2009, respectively, compared to the same periods in the prior year due primarily to decreased call minutes. In addition, revenue in the nine month period ended December 31, 2009 included a $1.0 million increase in FUSF revenue compared with the same period in the prior year.

Gross Margin	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change
CNS products	17.4%	8.6%	8.8%	15.7%	10.2%	5.5%
OSP products	44.8%	41.0%	3.8%	43.4%	41.0%	2.4%
ConferencePlus services	47.0%	46.8%	0.2%	47.9%	45.3%	2.6%
Consolidated gross margin	32.2%	25.4%	6.8%	30.3%	29.5%	0.8%

Gross margin increased in the CNS segment in the three and nine months ended December 31, 2009 compared to the same periods in the prior year due primarily to product mix and $340,000 and $964,000 lower freight costs in the three and nine month periods, respectively. In addition, overhead costs attributed to cost of goods sold were $34,000 and $359,000 lower in the three and nine month periods, respectively, and were leveraged by higher revenue in the period ended December 31, 2009.

Gross margin in the OSP segment increased in the three and nine months ended December 31, 2009 compared to the same periods in the prior year due primarily to product mix and freight costs that were lower by $61,000 and 305,000, respectively.

ConferencePlus margin was relatively unchanged in the three months ended December 31, 2009 and slightly higher in the nine months ended December 31, 2009 compared to the same periods in fiscal 2009. Although revenue was lower in the three months ended December 31, 2009, cost of revenue declined as well which preserved gross margin. The gross margin increase in the nine month period was due primarily to lower telecommunications costs that were the effect of a change in service providers.

Sales and Marketing	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$1,284	$2,059	$(775)	$4,193	$7,042	$(2,849)
OSP products	1,128	1,242	(114)	3,659	4,031	(372)
ConferencePlus services	1,584	2,110	(526)	5,540	7,218	(1,678)

Consolidated sales and marketing expense	$3,996	$5,411	$(1,415)	$13,392	$18,291	$(4,899)

Sales and marketing expense in the CNS segment decreased by 37.6% and 40.5% in the three and nine months ended December 31, 2009 compared to the same periods ended December 31, 2008. The $775,000 and $2.8 million three and nine month reductions were due primarily to the reduction of employee headcount that resulted from past reorganizations, lower bonus targets for remaining employees and the elimination of a 401(k) match that collectively resulted in $475,000 and $1.8 million of lower personnel-related expense, respectively. The remaining sales and marketing expense reductions in the three and nine month periods resulted from overall lower spending across most sales and marketing expense categories, including travel, meetings and consulting.

Sales and marketing expense in the OSP segment decreased 9.2% in the three and nine months ended December 31, 2009 compared to the same periods ended December 31, 2008. The $114,000 and $372,000 three and nine month decreases were due primarily to the reduction of employee headcount resulting from past reorganizations, lower bonus targets for remaining employees and the elimination of a 401(k) match that collectively resulted in reductions of $95,000 and $270,000 in personnel-related expense, respectively. The remaining sales and marketing expense reductions in the three and nine months periods resulted from lower spending across most sales and marketing expense categories, including travel and meetings.

Sales and marketing expense decreased 24.9% and 23.2% in the ConferencePlus segment in the three and nine months ended December 31, 2009 compared to the same periods ended December 31, 2008. The $526,000 and $1.7 million three and nine month decreases were due primarily to the reduction of employee headcount resulting from past reorganizations, lower bonus targets for remaining employees and the elimination of the 401(k) match that collectively resulted in reductions of personnel-related costs of $448,000 and $1.2 million, respectively. The remaining sales and marketing expense reductions in the three and nine month periods resulted from lower spending generally, including items related to travel, meetings and tradeshows.

Research and Development	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$2,099	$3,109	$(1,010)	$6,865	$11,677	$(4,812)
OSP products	557	510	47	1,745	1,939	(194)
ConferencePlus services	546	550	(4)	1,669	1,674	(5)

Consolidated research and development expense	$3,202	$4,169	$(967)	$10,279	$15,290	$(5,011)

Research and development expense in the CNS segment decreased by 32.5% and 41.2% in the three and nine months ended December 31, 2009 compared to the same periods in fiscal year 2009. The $1.0 million and $4.8 million three and nine month decreases were due primarily to the reduction of employee headcount resulting from past reorganizations, lower bonus targets for remaining employees and the elimination of a 401(k) match that collectively resulted in $547,000 and $1.7 million reductions of personnel-related expense, respectively. Additionally, other reductions in the three and nine month periods ended December 31, 2009, respectively, included Contineo expenses of $192,000 and $662,000; software technology expenses of $11,000 and $568,000; information technology expense of $153,000 and $679,000; and outside consulting services of $65,000 and $439,000. The remaining research and development expense reductions in the three and nine month periods resulted from lower spending across most research and development expense categories.

Research and development expense in the OSP segment increased by 9.2% and decreased 10.0% in the three and nine months ended December 31, 2009 as compared to the same periods from the prior year. The $47,000 increase in the three month period was due primarily to increased product certification costs. The $194,000 decrease in the nine month period was due primarily to a $112,000 reduction in consulting expense and lower spending across most research and development expense categories, totaling $82,000.

Research and development expenses in the ConferencePlus segment were relatively unchanged in the three and nine months ended December 31, 2009 as compared to the same periods from the prior year.

General and Administrative	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$821	$615	$206	$2,482	$2,973	$(491)
OSP products	464	433	31	1,532	1,965	(433)
ConferencePlus services	1,518	2,184	(666)	4,628	6,175	(1,547)
Unallocated corporate costs	1,542	988	554	3,055	4,659	(1,604)

Consolidated general and administrative expense	$4,345	$4,220	$125	$11,697	$15,772	$(4,075)

CNS and OSP share certain general and administrative resources. Shared resource costs are allocated 65% to the CNS segment and 35% to the OSP segment. General and administrative costs in the combined CNS and OSP segments increased $237,000 and decreased $924,000 in the three and nine month periods ended December 31, 2009, respectively, compared to the same periods of the prior year. The increase in the three-month period was due primarily to increased bonus expense. The decrease in the nine-month period was due primarily to lower compensation costs of $349,000, which includes severance expense of $473,000 that was recorded in the second quarter of fiscal 2009.

The ConferencePlus segment general and administrative expense decreased by 30.5% and 25.1% in the three and nine months ended December 31, 2009 compared to the same periods in fiscal year 2009. The $666,000 decrease in the three month period resulted primarily from stock-based compensation expense that was $365,000 lower than the prior year period. The $1.5 million decrease in the nine month period resulted in part from the reduction of employee headcount which caused a $275,000 decrease in personnel-related expense. The remaining reductions in the three and nine month periods were due to reductions across most general and administrative expense categories including professional services, depreciation and allowances for bad debt.

Unallocated corporate general and administrative expense increased 56.1% and decreased 34.4% in the three and nine months ended December 31, 2009 compared to the same period in fiscal year 2009. The increase of $554,000 in the three months primarily resulted from $730,000 of cumulative prior year stock-based compensation expense that was recorded in the current period (See Note 9 of the Condensed Consolidated Financial Statements). The decrease of $1.6 million in the nine months primarily resulted from a reduction of legal expenses by $1.1 million. The legal expenses in fiscal year 2009 primarily related to costs incurred in connection with the previously disclosed SEC investigation. As announced in August 2009, the SEC completed this investigation without any enforcement action. Stock-based compensation also decreased by $209,000 in the nine month period of fiscal 2010 compared to fiscal 2009. The remaining reductions in the three and nine month periods were due primarily to lower outside professional services expenses.

Restructuring	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$0	$399	$(399)	$414	$363	$51
OSP products	0	240	(240)	46	220	(174)
ConferencePlus services	0	169	(169)	149	169	(20)

Consolidated restructuring expense	$0	$808	$(808)	$609	$752	$(143)

The Company had a reduction in force across all business units in the first quarter of fiscal 2010. The Company initiated an additional reduction in force of 20 employees in October 2008 that impacted all three operating segments. As a result of these actions, the Company recorded employee termination costs in the third fiscal quarter ended December 31, 2008 that resulted in a total restructuring charge of $808,000. A $56,000 reversal was also recorded in the nine months ended December 31, 2008 to recognize a change in estimate for related severance and outplacement expenses.

Intangible assets amortization	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2009	2008	Change	2009	2008	Change
CNS products	$0	$0	$0	$0	$0	$0
OSP products	133	452	(319)	394	1,369	(975)
ConferencePlus services	28	34	(6)	84	34	50

Consolidated intangible assets amortization expense	$161	$486	$(325)	$478	$1,403	$(925)

Intangible assets consist of product technology and customer relationships from historical acquisitions. The reduction in OSP intangible amortization expense in the three and nine months ended December 31, 2009 is due to intangibles from the Teltrend, Inc. acquisition becoming fully amortized in fiscal year 2009.

As of December 31, 2009, the Company had $1.1 million, $0.3 million and $0.8 million of goodwill in the ConferencePlus, ConferencePlus Global Services and Noran Tel reporting units, respectively. ConferencePlus, Inc. and ConferencePlus Global Services, Ltd. are in the ConferencePlus operating segment while Noran Tel is part of the OSP operating segment.

The Company tests goodwill for impairment annually in its fiscal fourth quarter and on an interim basis if indicators of impairment are present. A two-step approach is used to test for goodwill impairment. The first step tests for impairment by comparing the fair value of each reporting unit to its carrying value, including goodwill. The second step, which is performed only if the fair value in step one is lower than the carrying value, measures the amount of impairment by comparing the implied fair value of goodwill to the carrying value of goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. The key assumptions used to determine fair value include the weighted average cost of capital as well as projections on revenue, costs and capital expenditures. Due to the adverse economic environment, an interim test was performed on the Noran Tel reporting unit in the third quarter of fiscal year 2009 that resulted in a $1.4 million charge to adjust goodwill in the Noran Tel reporting unit to its fair value. No impairment was found in the annual test performed in the fourth quarter of fiscal year 2009 and the fair value of the Noran Tel reporting unit exceeded its carrying value by 16%.

Other income, net Other income (expense), net, was an expense of $4,000 and income of $56,000 in the three months ended December 31, 2009 and 2008, respectively. In the nine months ended December 31, 2009 and 2008 other income was $67,000 and $622,000, respectively. Interest income was lower in fiscal 2010 compared to fiscal 2009 due primarily to reduced short-term interest rates.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recognized in the quarter in which they occur.

For the three and nine months ended December 31, 2009, the Company recorded tax benefit of $673,000 and $443,000, respectively, based upon a cumulative effective rate of 4.5% and a discrete tax benefit. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized through the generation of future taxable income. As a result of this assessment, the Company provided a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward. The three and nine month periods include a tax benefit of $767,000 for the release of valuation allowance relating to a deferred tax asset for Alternative Minimum Tax that will be refunded as the result of forgoing bonus depreciation pursuant to stimulus provisions of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. The $767,000 includes $589,000 that is anticipated to be refunded with the filing of the period ended March 2009 return and is included in the prepaid expenses and other current assets line on the Condensed Consolidated Balance Sheet, and $178,000 that is anticipated to be refunded with the filing of the period ending March 2010 return and is included in the deferred income tax asset and other assets line on the Condensed Consolidated Balance Sheet.

For the three months ended December 31, 2008, the Company recorded tax benefit of $57,000 and for the nine months ended December 31, 2008 recorded tax expense of $18,000, using a cumulative effective rate of (0.1)% applied to the net loss before income tax.

Minority interest Minority interest expense was $31,000 and $74,000 in the three and nine months ended December 31, 2008, respectively. Minority interest expense represents the minority interest holder’s share of income at Conference Plus, Inc., which at that time was 91.5% owned by the Company. The remaining minority interest was purchased by the Company in the third quarter of fiscal 2009, therefore no minority interest expense applied in fiscal 2010.

Discontinued operations Net income (loss) from discontinued operations was income of $1,000 and a loss of $618,000 in the three and nine months ended December 31, 2008, respectively. In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK. The Westell Limited entity was dissolved during fiscal 2009 and therefore no assets or liabilities exist at December 31, 2009 or March 31, 2009.

Net income (loss) Net income was $2.7 million in the three months ended December 31, 2009 compared to a net loss of $4.0 million in the three month ended December 31, 2008. Net income was $7.6 million in the nine months ended December 31, 2009 compared to a net loss of $14.7 million in the nine months ended December 31, 2008. The changes were a result of improved gross margins and lower expenses, generally, as more specifically described above.

Liquidity and Capital Resources

At December 31, 2009, the Company had $58.1 million in cash and cash equivalents consisting of bank deposits and highly rated money market funds. At December 31, 2009, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long-term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 12 of the Consolidated Financial Statements. Total future obligations and commitments as of December 31, 2009, were $71.8 million and relate primarily to purchase obligations for materials in the CNS and OSP segments and local and long distance telephone service commitments in the ConferencePlus segment that arise in the normal course of business operations. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash requirements for the foreseeable future.

The Company entered into a Credit Agreement with The PrivateBank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”). The Credit Agreement is a one-year asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of December 31, 2009, the Company had $12.0 million available on the credit facility with no borrowings.

Revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate, if elected, plus a margin of 2.5%, or an alternative base rate plus 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.5%. The Company is subject to paying both a one-time closing fee of $25,000 and non-use fee of 0.75% per annum on the unused portion of the revolving loans. These fees are waived as long as the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Credit Agreement contains typical positive and negative covenants and restrictions and contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2009. The Company believes that it can obtain replacement financing on similar terms upon the expiration of the Credit Agreement, and the Company may pursue such replacement as an additional source of liquidity.

The Company’s operating activities provided cash of $14.1 million in the nine months ended December 31, 2009. Cash was provided primarily from net income of $7.6 million plus non-cash items of $4.9 million that consisted of depreciation, amortization, stock-based compensation and restructuring.

The Company’s investing activities used $800,000 for capital expenditures primarily in the ConferencePlus segment in the nine months ended December 31, 2009.

The Company’s financing activities used approximately $1.5 million for the nine months ended December 31, 2009. This use of cash was primarily to acquire 1.3 million shares of treasury stock under the previously announced $10.0 million share repurchase program. Under the authorized repurchase program, shares must be purchased on or before March 3, 2010. Approximately, $6.9 million remained available for repurchase under that authorization as of December 31, 2009.

Future obligations and commitments decreased $18.8 million in the nine-month period ended December 31, 2009 to $71.8 million, down from $90.6 million at March 31, 2009, due primarily to a reduction in inventory purchase obligations in the CNS segment.

As of December 31, 2009, the Company had deferred tax assets of approximately $67.3 million before a valuation allowance of $61.1 million, which reduced the recorded net deferred tax asset to $6.2 million. The remaining deferred tax asset is fully reserved as an uncertain tax position by applying ASC 740 liability and is recorded in other long-term liabilities.

The Company’s net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to the expiration of the tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

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

Where multiple element arrangements exist, fair value of each element is established using the relative selling price method, which requires the Company to use VSOE, reliable TPE or management’s best estimate of selling price, in that order.

The Company’s UltraLine Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and PCS to maintain ongoing interoperability within the customer’s network. The Company was not able to establish VSOE or TPE for the specified future software enhancements and therefore relied on management’s estimates of fair value for each of the multiple elements in the arrangement. Deferred revenue is recorded for undelivered elements. See Note 2 to the Condensed Consolidated Financial Statements for a further description on revenue recognition relating to this product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of December 31, 2009, there were no material changes to the information provided in Item 7A on the Company’s Annual Report on Form 10-K for fiscal year 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company intends to implement a new third-party stock-based compensation software solution and supplement the quarterly procedures to test the third-party software reports to ensure accurate and complete stock-based compensation expense.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business. In the ordinary course of our business, the Company is routinely audited and subject to inquiries by governmental and regulatory agencies. Management believes that the outcome of such proceedings will not have a material adverse effect on the consolidated operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
October 1 - 31, 2009	—	$—	—	$8,314,047
November 1 - 30, 2009	1,218,661	$1.1256	1,218,661	$6,942,338
December 1 - 31, 2009	34,200	$1.1469	34,200	$6,903,115

Total	1,252,861	$1.1262	1,252,861	$6,903,115

(a)	Average price paid per share excludes commissions.
(b)	In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10 million of its outstanding shares through March 3, 2010.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: February 5, 2010	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002