Form 10-Q
period 2010-06-30
WESTELL TECHNOLOGIES INC
filed 2010-07-23
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2010:

Class A Common Stock, $0.01 Par Value – 52,705,065 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, an economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2010, under Item 1A - Risk Factors and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: ConferencePlus®, OSPlant Systems®, ProLine®, UltraLine®, VersaLink®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,771	$61,315
Accounts receivable (net of allowance of $180 and $237, respectively)	17,726	17,683
Inventories	21,448	21,258
Prepaid expenses and other current assets	3,546	4,276

Total current assets	104,491	104,532

Property and equipment:
Machinery and equipment	15,514	15,681
Office, computer and research equipment	12,786	12,855
Leasehold improvements	9,309	9,313

	37,609	37,849
Less accumulated depreciation and amortization	(33,525)	(33,184)

Property and equipment, net	4,084	4,665

Goodwill	2,129	2,162
Intangibles, net	3,830	4,063
Deferred income taxes and other assets	6,258	6,412

Total assets	$120,792	$121,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,420	$15,195
Accrued expenses	3,686	4,781
Accrued compensation	2,377	4,422
Deferred revenue	912	860

Total current liabilities	20,395	25,258
Deferred revenue long-term	145	174
Other long-term liabilities	8,068	8,671

Total liabilities	28,608	34,103
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares
Issued and outstanding – 52,733,265 shares at June 30, 2010 and 52,762,326 shares at March 31, 2010	527	528
Class B common stock, par $0.01, Authorized – 25,000,000 shares
Issued and outstanding – 14,693,619 shares at June 30, 2010 and March 31, 2010	147	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	399,067	398,756
Treasury stock at cost – 4,519,870 shares at June 30, 2010 and 4,273,309 shares at March 31, 2010	(3,670)	(3,302)
Cumulative translation adjustment	301	645
Accumulated deficit	(304,188)	(309,043)

Total stockholders’ equity	92,184	87,731

Total liabilities and stockholders’ equity	$120,792	$121,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Equipment revenue	$30,746	$42,400
Services revenue	10,512	11,113

Total revenue	41,258	53,513
Cost of equipment revenue	20,245	32,642
Cost of services	5,398	5,664

Total cost of equipment revenue and services	25,643	38,306

Gross profit	15,615	15,207
Operating expenses:
Sales and marketing	4,488	4,938
Research and development	3,538	3,687
General and administrative	3,349	3,772
Restructuring	—	609
Intangible amortization	163	157

Total operating expenses	11,538	13,163

Operating income	4,077	2,044
Other income, net	53	91
Interest (expense)	(1)	(2)

Income before income taxes	4,129	2,133
Income taxes	473	(155)

Net income	$4,602	$1,978

Net income per common share:
Basic net income per common share	$0.07	$0.03
Effect of dilutive securities on net income per common share	$0.00	$0.00

Diluted net income per common share	$0.07	$0.03

Weighted-average number of common shares outstanding:
Basic	67,367	68,356
Effect of dilutive securities: restricted stock, restricted stock units and stock options[1]	703	86

Diluted	68,070	68,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

[1]

The Company had 5.1 million and 7.4 million shares represented by options outstanding as of June 30, 2010 and 2009, respectively, which were not included in the computation of average diluted shares outstanding as they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,602	$1,978
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	782	978
Exchange (gain) loss	24	(100)
Restructuring	—	609
Stock-based compensation	268	189
Changes in assets and liabilities:
Accounts receivable	(200)	(1,372)
Inventory	(249)	3,321
Prepaid expenses and other current assets	712	1,562
Other assets	212	119
Deferred revenue – long-term	22	312
Accounts payable and accrued expenses	(3,151)	(2,992)
Accrued compensation	(2,015)	(1,172)

Net cash provided by (used in) operating activities	1,007	3,432

Cash flows from investing activities:
Purchases of property and equipment	(142)	(331)

Net cash provided by (used in) investing activities	(142)	(331)

Cash flows from financing activities:
Borrowing (repayment) of debt and leases payable	—	(14)
Purchase of Treasury Stock	(370)	—
Proceeds from stock options exercised	48	—

Net cash provided by (used in) financing activities	(322)	(14)

Effect of exchange rate changes on cash	(87)	93
Net increase in cash	456	3,180

Cash and cash equivalents, beginning of period	61,315	46,058

Cash and cash equivalents, end of period	$61,771	$49,238

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Its wholly owned subsidiary, Conference Plus, Inc. (“ConferencePlus” or “CP”) provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd (“CGPS”) is a wholly owned subsidiary of ConferencePlus that provides services similar to ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, and its wholly owned subsidiaries. In addition, for the first quarter of fiscal year 2010, Contineo Systems, Inc. (“Contineo”) a variable interest entity (“VIE”) (See Note 10) was also included in the Condensed Consolidated Financial Statements. Contineo was deconsolidated effective April 1, 2010 as a result of the adoption of ASC 810 (see new accounting standards adopted below). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at June 30, 2010 and for all periods presented. The results of operations for the period presented is not necessarily indicative of the results that may be expected for the fiscal year 2011.

New Accounting Standards Adopted

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-10, Consolidations (Topic 810): Amendments for Certain Investment Funds and in December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These ASU’s amend the VIE guidance of ASC 810. (See ASC 810 effective date below.)

Effective April 1, 2010, the Company adopted the new VIE guidance of ASC 810. This amends FIN 46(R), as codified in ASC 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of Contineo, a VIE for which the Company was considered the primary beneficiary and which required the financial performance of Contineo to be consolidated in the Company’s financial statements in fiscal years 2010, 2009 and 2008. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate Contineo in its financial statements effective April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and the $2.5 million initial investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of June 30, 2010 is $0.

Note 2. Revolving Credit Agreement

The Company entered into a revolving credit agreement with The Private Bank and Trust Company as of March 5, 2009 (the “Credit Agreement”). Effective March 5, 2010, the Company entered into a first amendment (the “Amendment”) to its Credit Agreement to extend the maturity date to March 31, 2011 and amended certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of June 30, 2010, the Company had $12.0 million available on the credit facility with no borrowings.

The revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay a non-use fee of 0.35% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2010.

Note 3. Restructuring Charge

In the first quarter of fiscal year 2010, the Company initiated a cost reduction action that resulted in the termination of approximately 50 employees across all segments. The total cost of this restructuring action was $609,000 of which $414,000, $46,000 and $149,000 was recorded in the CNS, OSP and ConferencePlus segments, respectively. As of March 31, 2010, all of these costs have been paid.

Note 4. Interim Segment Information

The Company’s reportable segments are separately managed business units that offer different products and services. They consist of the following:

CNS: The Company’s Customer Networking Solutions (“CNS”) family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages.

OSP: The Company’s Outside Plant Systems (“OSPlant Systems” or “OSP”) product family consists of next-generation outdoor cabinets, enclosures, power distribution products, edge connectors (fiber, Ethernet and coax), remote monitoring devices, and DS1 and DS3 transmission plugs. These solutions are optimized for wireless backhaul, service delivery to business enterprise and smart grid applications. The OSP team also provides a value-added customized systems integrations (“CSI”) service, offering its customers with a single source for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in our Form 10-K for the fiscal year ended March 31, 2010 under the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct and indirect expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Segment operating income (loss) excludes certain unallocated G&A.

Segment information for the three months ended June 30, 2010 and 2009 is set forth below:

	Three Months Ended June 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$15,022	$15,724	$10,512	$—	$41,258
Gross profit	3,590	6,911	5,114	—	15,615
Gross margin	23.9%	44.0%	48.6%	—	37.8%
Operating expenses:
Sales & marketing	1,312	1,441	1,735	—	4,488
Research & development	1,974	981	583	—	3,538
General & administrative	740	638	1,359	612	3,349
Intangible amortization	1	134	28	—	163
Restructuring	—	—	—	—	—

Operating expenses	4,027	3,194	3,705	612	11,538

Operating income (loss)	(437)	3,717	1,409	(612)	4,077
Other income, net	—	—	—	53	53
Interest (expense)	—	—	—	(1)	(1)
Income taxes	—	—	—	473	473

Net income (loss)	$(437)	$3,717	$1,409	$(87)	$4,602

	Three Months Ended June 30, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$28,624	$13,776	$11,113	$—	$53,513
Gross profit	3,764	5,994	5,449	—	15,207
Gross margin	13.1%	43.5%	49.0%	—	28.4%
Operating expenses:
Sales & marketing	1,552	1,276	2,110	—	4,938
Research & development	2,528	590	569	—	3,687
General & administrative	819	535	1,657	761	3,772
Intangible amortization	—	129	28	—	157
Restructuring	414	46	149	—	609

Operating expenses	5,313	2,576	4,513	761	13,163

Operating income (loss)	(1,549)	3,418	936	(761)	2,044
Other income, net	—	—	—	91	91
Interest (expense)	—	—	—	(2)	(2)
Income taxes	—	—	—	(155)	(155)

Net income (loss)	$(1,549)	$3,418	$936	$(827)	$1,978

Depreciation and amortization	Three Months Ended June 30,
(in thousands)	2010	2009
CNS depreciation and amortization	$199	$358
OSP depreciation and amortization	234	266
ConferencePlus services depreciation and amortization	349	354

Total depreciation and amortization	$782	$978

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Assets, excluding cash and cash equivalents (in thousands)	June 30, 2010	March 31, 2010
Combined equipment segments assets	$49,620	$50,437
ConferencePlus services assets	9,401	10,082

Total assets, excluding cash and cash equivalents	$59,021	$60,519

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended June 30,
(in thousands)	2010	2009
Net income	$4,602	$1,978
Other comprehensive income
Foreign currency translation adjustment	(344)	348

Comprehensive income	$4,258	$2,346

Note 6. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2010	March 31, 2010
Raw material	$9,790	$8,106
Finished goods	13,606	14,843
Reserve for excess and obsolete inventory and net realizable value	(1,948)	(1,691)

Total inventory	$21,448	$21,258

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and restricted stock units during the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(in thousands)	2010	2009
Stock-based compensation expense	$268	$189
Income tax benefit	—	—

Total stock-based compensation expense after taxes	$268	$189

In April 2010, the Compensation Committee granted 70,000 restricted stock awards (“RSA’s”) to members of the board of directors and a target of 1.2 million restricted stock units (“RSU’s”) to executives. The RSA’s and half of the RSU’s vest in equal installments over the first four anniversary dates from April 1, 2010. The other half of the RSU’s are performance-based units under which 0 to 868,000 shares of Class A Common Stock could ultimately be earned, depending on actual fiscal 2011 results measured against target results. The Class A Common Stock ultimately earned from the performance-based units are also subject to further time-based vesting restrictions with 25% of the actual shares earned vesting upon determination of the fiscal year 2011 financial performance with the remaining 75% vesting in equal installments annually beginning April 1, 2012. In accordance with ASC 718, these awards are treated as equity awards.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that allows employees to purchase Class A Common Stock each quarter end through payroll deductions at a 15% discount from the market price on the date of purchase. There are 717,950 shares authorized under the Company’s ESPP with 202,280 shares of the Company’s common stock available for issuance as of June 30, 2010. Due to the current stock price and the number of shares available under the ESPP, the Company has suspended purchases under this plan. There was no activity under this plan in the three months ended June 30, 2010 or 2009.

Note 8. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $444,000 and $433,000 as of June 30, 2010 and March 31, 2010, respectively, and are presented on the Condensed Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $856,000 and $830,000 as of June 30, 2010 and March 31, 2010, respectively, and are presented on the Condensed Consolidated Balance Sheets as other long-term liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2010	2009
Total product warranty reserve at the beginning of the period	$1,263	$1,072
Warranty expense	133	94
Utilization	(96)	(125)

Total product warranty reserve at the end of the period	$1,300	$1,041

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $809,000 and $854,000 as of June 30, 2010 and March 31, 2010, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, and the personal guarantees and pledged assets.

The Company evaluated the new VIE guidance of ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

The Company assessed its obligation under this debt guarantee pursuant to ASC topic 460, Guarantees, and recorded a $300,000 liability for the value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $100,000 as of June 30, 2010 and March 31, 2010. The liability is classified as a current liability in the accrued expenses line on the Condensed Consolidated Balance Sheets.

Note 10. Acquisitions

On October 2, 2007, the Company paid $2.5 million in cash to acquire a 40% equity ownership in Contineo, a software development company based in Plano, Texas, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. The Company’s investment is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed-upon objectives are met and additional funding of at least $2.5 million is provided, or upon a public offering exceeding $30.0 million.

At the time of investment, the Company evaluated the FIN No. 46(R), and concluded that Contineo was a VIE and the Company was considered the primary beneficiary of the VIE, as the Company was the sole source of start-up funding. Contineo’s financial statements were fully consolidated and include Contineo net losses of $144,000 during the three months ended June 30, 2009. The Company has recorded $2.8 million of cumulative losses through March 31, 2010. The creditors of Contineo have no recourse to the general credit of the Company.

The Company adopted ASC 810 on April 1, 2010. Under this pronouncement, the Company is no longer considered the primary beneficiary of Contineo and is therefore no longer required to include Contineo in its consolidated results as of April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and the $2.5 million initial investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of June 30, 2010 is $0.

Note 11. Income Taxes

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

The Company recorded a $473,000 net tax benefit in the three months period ended June 30, 2010. The net benefit included a $345,000 benefit related to a contingent tax position. The Company no longer needed a reserve against the uncertain tax position because the statute of limitations related to the position expired during the quarter. The net benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum net operating loss carryforwards that were generated in fiscal year 2008. The net benefit was offset, in part, by $50,000 of tax expense that was recorded using an effective tax rate of 1.2% based on projected income for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. In the quarter ended June 30, 2009, the Company recorded a tax expense of $155,000 using an effective tax rate of 7.0%. The Company will continue to reassess realizability of the deferred tax assets going forward.

Note 12. Commitments and Contingencies

Future obligations and commitments increased $8.1 million in the first quarter ended June 30, 2010 to $81.8 million, up from $73.7 million at March 31, 2010 due primarily to an increase in inventory purchase obligations in the CNS equipment segment.

As a result of a vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies ASC 450 in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of March 31, 2010. In April 2010, a settlement agreement was reached with the vendor and the Company paid the entire $700,000 settlement in the first quarter of fiscal year 2011.

Note 13. Fair Value Measurements

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

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs with the exception of the note payable guarantee described in Note 9 which is measured using Level 3 inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2010:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$19,939	$19,939	—	—
Liabilities:
Guarantee	$100	—	—	$100

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2010:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets funds	$19,933	$19,933	—	—
Liabilities:
Guarantee	$100	—	—	$100

The fair value of money market funds approximates their carrying amounts due to the short-term nature of these financial assets.

Note 14. Share Repurchase Program

In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three months ended June 30, 2010, approximately 247,000 shares were repurchased under this program with a weighted-average per share purchase price of $1.50. There was approximately $9.6 million remaining for additional share repurchases under this program as of June 30, 2010. There were no share repurchases during the fiscal year 2010 quarter ended June 30, 2009.

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Outside Plant Systems (“OSPlant Systems” or “OSP”) products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first Customer Networking Solutions (“CNS”) products in fiscal 1993. The Company has also provided audio teleconferencing services since fiscal 1989 through its wholly owned Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

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

In the OSP segment, the Company designs, distributes markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution and demarcation products. The Company’s OSP products offer next-generation outdoor cabinets, enclosures, power distribution panels, flexible edge connectors (fiber, Ethernet and coax), remote monitoring solutions, and DS1 and DS3 transmission plugs. These solutions are optimized for wireless backhaul, service delivery to business enterprise and smart grid applications. The OSP team also provides a value-added Customized Systems Integration (“CSI”) service, offering its customers a single source for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Our target customers include wireline service providers, wireless service providers, multiple systems operators (“MSOs”), integrated carrier, utility providers and original equipment manufacturers (“OEMs”) worldwide (all known as “service providers”). The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, which was acquired on January 2, 2007.

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

ConferencePlus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of audio, web and video collaboration and presentations. ConferencePlus offers conference call services that can include a blend of audio, graphics, spreadsheets and other documents that can be carried over and archived on the Internet to enhance the traditional audio conference call. By enabling the sharing of this blend of information, ConferencePlus can help organizations increase productivity and save money by reducing travel time, and costs, and making it easier for people in remote locations to work together. Conferencing and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. These technologies also help companies communicate and collaborate effectively in the face of health and safety threats and other impediments to travel and formal gatherings.

The prices for the products within each market group served by the Company vary based upon volume, customer specifications and other criteria, and are subject to change due to competition among telecommunications manufacturers and service providers. Increasing competition, in terms of the number of entrants and their size, and increasing scale of the Company’s customers because of past mergers, continues to exert downward pressure on prices for the Company's products.

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

In the CNS segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine, ProLine, VersaLink, and UltraLine Series3 which are targeted at the home networking and small business markets. The Company expects to de-emphasize focus on the UltraLine Series3 product to concentrate on more profitable initiatives. The Company is also focused on reducing the cost of these products, and on adding new features and functionality to create additional value in these products.

The OSP segment has introduced products and services that focus on customer diversification and has changed from being a provider centered on service to Regional Bell Operating Companies into a provider with new sales channels, including independent operating companies (“IOCs”), wireless service providers, MSOs, utility providers and OEMs worldwide. The Company acquired 100% of the common stock of Noran Tel, Inc. on January 2, 2007. With the addition of Noran Tel, the Company has obtained sales channels for some of its existing products, has added additional transmission products to offer in its existing sales channels and has gained new products in the areas of power distribution and remote monitoring. The Company also plans to invest in new product areas to complement wireless, fiber, and Ethernet applications.

Results of Operations

Below is a table that compares equipment and services revenue for the three months ended June 30, 2010 and June 30, 2009.

Revenue	Three months ended June 30,
(in thousands)	2010	%	2009	%	Change
CNS	$15,022	36.4%	$28,624	53,5%	$(13,602)
OSP	15,724	38.1%	13,776	25.7%	1,948
ConferencePlus	10,512	25.5%	11,113	20.8%	(601)

Consolidated revenue	$41,258	100.0%	$53,513	100.0%	$(12,255)

CNS revenue decreased 47.5% in the June 2010 quarter compared to the same quarter last year due primarily to an $11.5 million reduction in the sales of UltraLine Series3 products that resulted from lower product demand and a $2.7 million reduction in the sale of modems, with gateway revenue relatively unchanged. These reductions were offset in part by $0.9 million in software revenue related to a specific customer project.

OSP revenue increased by 14.1% in the three months ended June 30, 2010 compared to the same period last year due primarily to strong demand for products used in wireless backhaul initiatives.

Revenue in the ConferencePlus segment decreased 5.4% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due primarily to decreased call minutes resulting from slow economic conditions.

Gross margin	Three months ended June 30,
	2010	2009	Change
CNS	23.9%	13.1%	10.8%
OSP	44.0%	43.5%	0.5%
ConferencePlus	48.6%	49.0%	(0.4)%
Consolidated gross margin	37.8%	28.4%	9.4%

CNS gross margin benefited from a more profitable product mix, including $0.9 million of higher-margin software revenue related to customer projects. Gross margin in the OSP and ConferencePlus segments were relatively flat in the quarter ended June 30, 2010 compared to the same period last year.

Sales and marketing	Three months ended June 30,
(in thousands)	2010	2009	Change
CNS	$1,312	$1,552	$(240)
OSP	1,441	1,276	165
ConferencePlus	1,735	2,110	(375)

Consolidated sales and marketing expense	$4,488	$4,938	$(450)

In the quarter ended July 30, 2009, the Company reduced the number of its sales and marketing employees across all segments, which resulted in lower payroll and related expenses in the comparable June 30, 2010 quarter. In addition, certain sales and marketing employees who supported the CNS segment in the quarter ended June 30, 2009 were transferred to support the OSP segment in the quarter ended June 20, 2010. This personnel transfer resulted in lower CNS and higher OSP sales and marketing expenses.

Sales and marketing expense in the CNS segment decreased by 15.5% in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 due primarily to lower salary and related compensation costs resulting from the personnel changes noted above and a reduction in spending.

Sales and marketing expense in the OSP segment increased 12.9% in the quarter ended June 30, 2010 compared to the same quarter of last year due primarily to higher salary and related compensation costs due to the personnel changes noted above. In addition, compensation costs increased due to higher commission expense resulting from increased OSP revenue.

Sales and marketing expense decreased 17.8% in the ConferencePlus segment when comparing the three months ended June 30, 2010 to the same period last year due to approximately $300,000 of lower salary and related costs resulting from fewer employees and a reduction in spending.

Research and development	Three months ended June 30,
(in thousands)	2010	2009	Change
CNS	$1,974	$2,528	$(554)
OSP	981	590	391
ConferencePlus	583	569	14

Consolidated research and development expense	$3,538	$3,687	$(149)

In the quarter ended June 30, 2009, the Company reduced the number of its engineering employees primarily in the CSN segment, which resulted in lower expenses in the comparable June 30, 2010 quarter. In addition, certain engineering employees that supported the CNS segment in the quarter ended June 30, 2009 were transferred to support the OSP segment in the quarter ended June 30, 2010. This personnel transfer resulted in lower CNS and higher OSP research and development expense.

Research and development expenses in the CNS segment decreased by 21.9% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. The reduction was primarily due to $141,000 of lower salary and related costs due to the personnel changes noted above, $103,000 reduction in consulting expense and a general reduction in overall expenses.

Research and development expenses in the OSP segment increased by 66.3% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. The increase was due to $138,000 for higher salary and related costs due to the hiring of employees and the personnel changes noted above and $120,000 of software license expense incurred for technology used in the development of Ethernet products.

Research and development expense in the Conference Plus segment was relatively flat in the quarter ended June 30, 2010 as compared to the same period from the prior year.

General and administrative	Three months ended June 30,
(in thousands)	2010	2009	Change
CNS	$740	$819	$(79)
OSP	638	535	103
ConferencePlus	1,359	1,657	(298)
Unallocated corporate costs	612	761	(149)

Consolidated general and administrative expense	$3,349	$3,772	$(423)

CNS general and administrative expense decreased by 9.6% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. OSP general and administrative expense increased by 19.3% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. CNS and OSP share certain general and administrative resources. The CNS segment received 62% and 65% of these resource costs and the OSP segment is allocated 38% and 35% of the costs in the first three months of fiscal years 2011 and 2010, respectively. General and administrative costs in the combined CNS and OSP segments were relatively flat in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009.

ConferencePlus general and administrative expense decreased by 18.0% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. This decrease resulted primarily from lower bad debt expense, legal fees, employee related costs and professional fees.

Unallocated corporate general and administrative expense decreased by 19.6% in the quarter ended June 30, 2010 compared to the same period in fiscal year 2009. This decrease resulted predominately from a reduction in external audit and outsourced internal audit costs.

Restructuring	Three months ended June 30,
(in thousands)	2010	2009	Change
CNS	$0	$414	$(414)
OSP	0	46	(46)
ConferencePlus	0	149	(149)

Consolidated restructuring expense	$0	$609	$(609)

The Company had a reduction in force across all business segments in the first quarter of fiscal 2010 that resulted in a restructuring charge totaling $609,000. There were no restructuring charges in the first quarter of fiscal year 2011.

Intangible amortization	Three months ended June 30,
(in thousands)	2010	2009	Change
CNS	$1	$0	$1
OSP	134	129	5
ConferencePlus	28	28	0

Consolidated intangible amortization	$163	$157	$6

The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net was $53,000 and $91,000 in the three months ended June 30, 2010 and 2009, respectively.

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

The Company recorded a $473,000 net tax benefit in the three months period ended June 30, 2010. The net benefit included a $345,000 benefit related to a contingent tax position. The Company no longer needed a reserve against the uncertain tax position because the statute of limitations related to the position expired during the quarter. The net benefit also included a $178,000 benefit related to the Company's ability to fully offset alternative minimum taxable income with alternative minimum net operating loss carryforwards that were generated in fiscal year 2008. The net benefit was offset, in part, by $50,000 of tax expense that was recorded using an effective tax rate of 1.2% based on projected income for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. In the quarter ended June 30, 2009, the Company recorded a tax expense of $155,000 using an effective tax rate of 7.0%. The Company will continue to reassess realizability of the deferred tax assets going forward.

Net income (loss) Net income was $4.6 million and $2.0 million in the three months ended June 30, 2010 and 2009, respectively. The change was due to the reasons stated above.

Liquidity and Capital Resources

At June 30, 2010, the Company had $61.8 million in cash and cash equivalents, consisting of bank deposits and money market funds. At June 30, 2010, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements or standard operating leases. Total future obligations and commitments as of June 30, 2010 were $81.8 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a Credit Agreement with The Private Bank and Trust Company as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into a first amendment to its Credit agreement to extend the maturity date to March 31, 2011. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay a non-use fee of 0.35% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Company has maintained such balances.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2010.

The Company’s operating activities provided cash of $1.0 million in the three months ended June 30, 2010. Cash was provided primarily from net income of $4.6 million plus non-cash items of $1.1 million consisting of depreciation, amortization and stock-based compensation, but was partially offset by a cash use of $3.2 million in accounts payable and a $2.0 million reduction in accrued compensation. The Company’s investing activities used $142,000 for capital expenditures primarily in the ConferencePlus services segment. In the three months ended June 30, 2010, the Company’s financing activities used $322,000 of cash primarily for the purchase of treasury stock.

Future obligations and commitments increased $8.1 million in the first quarter ended June 30, 2010 to $81.8 million up from $73.7 million at March 31, 2010, due primarily to an increase in inventory purchase obligations in the CNS equipment segment.

As of June 30, 2010, the Company had deferred tax assets of approximately $61.6 million before a valuation allowance of $55.9 million, which reduced the recorded net deferred tax asset to $5.7 million. The remaining deferred tax asset is fully reserved by a FIN 48 liability recorded in other long-term liabilities.

The Company’s net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to access the valuation allowance required against the deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
April 1 - 30, 2010	—	$—	—	$10,000,000
May 1 - 31, 2010	—	$—	—	$10,000,000
June 1 - 30, 2010	246,561	$1.5006	246,561	$9,630,004

Total	246,561	$1.5006	246,561	$9,630,004

(a)	Average price paid per share excludes commissions.
(b)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)
DATE: July 23, 2010
	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002