Form 10-Q
period 2010-09-30
WESTELL TECHNOLOGIES INC
filed 2010-10-22
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 13, 2010:

Class A Common Stock, $0.01 Par Value – 52,765,965 shares

Class B Common Stock, $0.01 Par Value – 14,693,619 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, a further economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2010, under Item 1A - Risk Factors and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: Conference Plus, Inc., ConferencePlus®, OSPlant Systems®, ProLine®, UltraLine®, VersaLink®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$70,075	$61,315
Accounts receivable (net of allowances of $229 and $237, respectively)	24,789	17,683
Inventories	17,690	21,258
Prepaid expenses and other current assets	3,899	4,276

Total current assets	116,453	104,532

Property and equipment:
Machinery and equipment	15,487	15,681
Office, computer and research equipment	12,251	12,855
Leasehold improvements	9,317	9,313

	37,055	37,849
Less accumulated depreciation and amortization	(33,177)	(33,184)

Property and equipment, net	3,878	4,665

Goodwill	2,151	2,162
Intangibles, net	3,713	4,063
Deferred income taxes and other assets	6,137	6,412

Total assets	$132,332	$121,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,359	$15,195
Accrued expenses	4,862	4,781
Accrued compensation	3,322	4,422
Deferred revenue	1,160	860

Total current liabilities	26,703	25,258
Deferred revenue long-term	137	174
Other long-term liabilities	7,847	8,671

Total liabilities	34,687	34,103
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Issued and outstanding – 52,765,965 shares at September 30, 2010 and 52,762,326 shares at March 31, 2010	528	528
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 14,693,619 shares at September 30, 2010 and March 31, 2010	147	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	399,641	398,756
Treasury stock at cost – 4,629,373 shares at September 30, 2010 and 4,273,309 shares at March 31, 2010	(3,854)	(3,302)
Cumulative translation adjustment	607	645
Accumulated deficit	(299,424)	(309,043)

Total stockholders’ equity	97,645	87,731

Total liabilities and stockholders’ equity	$132,332	$121,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Equipment revenue	$40,715	$37,051	$71,461	$79,451
Services revenue	10,353	10,302	20,865	21,415

Total revenue	51,068	47,353	92,326	100,866

Cost of equipment revenue	29,380	27,381	49,625	60,023
Cost of services	5,210	5,400	10,608	11,064

Total cost of equipment revenue and services	34,590	32,781	60,233	71,087

Gross profit	16,478	14,572	32,093	29,779
Operating expenses:
Sales and marketing	4,671	4,458	9,159	9,396
Research and development	3,464	3,390	7,002	7,077
General and administrative	3,249	3,580	6,598	7,352
Restructuring	—	—	—	609
Intangible assets amortization	163	160	326	317

Total operating expenses	11,547	11,588	23,085	24,751

Operating income	4,931	2,984	9,008	5,028

Other income (expense), net	(28)	(20)	25	71
Interest (expense)	(2)	(2)	(3)	(4)

Income before income taxes	4,901	2,962	9,030	5,095
Income tax (expense) benefit	(138)	(75)	335	(230)

Net income	$4,763	$2,887	$9,365	$4,865

Net income per common share:
Basic net income from continuing operations	$0.07	$0.04	$0.14	$0.07
Effect of dilutive securities on net income per common share	0.00	0.00	0.00	0.00

Diluted net income per common share	$0.07	$0.04	$0.14	$0.07

Weighted-average number of common shares outstanding:
Basic	67,202	68,374	67,285	68,365
Effect of dilutive securities: restricted stock and stock options[1]	1,285	695	1,036	493

Diluted	68,487	69,069	68,321	68,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]

The Company had 4.4 million and 6.1 million shares represented by options for the three months and 4.9 million and 6.4 million shares represented by options for the six months ended September 30, 2010 and 2009, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,365	$4,865
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,427	1,967
(Gain) loss on sale of fixed assets	—	17
Exchange rate (gain) loss	(8)	(192)
Restructuring	—	609
Stock based compensation	580	287
Changes in operating assets and liabilities:
Accounts receivable	(7,100)	2,329
Inventory	3,551	2,650
Prepaid expenses and other current assets	376	2,515
Other assets	48	650
Deferred revenue	263	(1,698)
Accounts payable and accrued expenses	1,946	(4,732)
Accrued compensation	(1,098)	(796)

Net cash provided by (used in) operating activities	9,350	8,471

Cash flows from investing activities:
Purchases of property and equipment	(359)	(769)

Net cash provided by (used in) investing activities	(359)	(769)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	—	(29)
Proceeds from stock purchase and option plans	314	—
Purchases of Treasury Stock	(555)	—

Net cash provided by (used in) financing activities	(241)	(29)

Effect of exchange rate changes on cash	10	205

Net increase in cash and cash equivalents	8,760	7,878
Cash and cash equivalents, beginning of period	61,315	46,058

Cash and cash equivalents, end of period	$70,075	$53,936

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Its wholly owned subsidiary, Conference Plus, Inc. (“ConferencePlus” or “CP”) provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd (“CGPS”) is a wholly owned subsidiary of ConferencePlus that provides services similar to ConferencePlus services. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In addition, during fiscal year 2010, Contineo Systems, Inc. (“Contineo”) a variable interest entity (“VIE”) (See Note 10) was also included in the Condensed Consolidated Financial Statements. Contineo was deconsolidated effective April 1, 2010 as a result of the adoption of ASC 810 (see new accounting standards adopted below). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at September 30, 2010 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2011.

New Accounting Standards Adopted

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-10, Consolidations (Topic 810): Amendments for Certain Investment Funds and in December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These ASU’s amend the VIE guidance of ASC 810 (see effective date below).

Effective April 1, 2010, the Company adopted the new VIE guidance of ASC 810. This guidance amends FIN 46(R), as codified in ASC 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of Contineo, a VIE for which the Company was considered the primary beneficiary and which required the financial performance of Contineo to be consolidated in the Company’s financial statements in fiscal years 2010, 2009 and 2008. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate Contineo in its financial statements effective April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and its actual $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of September 30, 2010 is $0.

Note 2. Revolving Credit Agreement

The Company entered into a revolving credit agreement with The Private Bank and Trust Company as of March 5, 2009 (the “Credit Agreement”). Effective March 5, 2010, the Company entered into a first amendment (the “Amendment”) to its Credit Agreement to extend the maturity date to March 31, 2011 and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of September 30, 2010, the Company had $12.0 million available on the credit facility with no borrowings.

Any revolving loans under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay non-use fees of 0.35% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2010.

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

OSP: The Company’s Outside Plant Systems (“OSPlant Systems” or “OSP”) product family consists of next-generation outdoor cabinets, enclosures, power distribution products, edge connectors (fiber, Ethernet and coax), remote monitoring devices, and DS1 and DS3 transmission plugs. These solutions are optimized for cellular backhaul, service delivery to business enterprises and smart grid applications. The OSP team also provides a value-added customized systems integrations (“CSI”) service, offering its customers a single source for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in our Form 10-K for the fiscal year ended March 31, 2010 under the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct and indirect expenses, including direct expenses covering research and development, sales and marketing, and general and administrative (“G&A”). Segment operating income (loss) excludes certain unallocated G&A.

Segment information for the three and six months ended September 30, 2010 and 2009 is set forth below:

	Three Months Ended September 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$24,598	$16,117	$10,353	$—	$51,068
Gross profit	4,009	7,326	5,143	—	16,478
Gross margin	16.3%	45.5%	49.7%	—	32.3%
Operating expenses:
Sales & marketing	1,267	1,509	1,895	—	4,671
Research & development	1,902	921	641	—	3,464
General & administrative	688	455	1,438	668	3,249
Intangible amortization	1	134	28	—	163

Operating expenses	3,858	3,019	4,002	668	11,547

Operating income (loss)	151	4,307	1,141	(668)	4,931
Other income (expense), net	—	—	—	(28)	(28)
Interest (expense)	—	—	—	(2)	(2)
Income taxes	—	—	—	(138)	(138)

Net income (loss)	$151	$4,307	$1,141	$(836)	$4,763

	Three Months Ended September 30, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$24,002	$13,049	$10,302	$—	$47,353
Gross profit	4,189	5,481	4,902	—	14,572
Gross margin	17.5%	42.0%	47.6%	—	30.8%
Operating expenses:
Sales & marketing	1,357	1,255	1,846	—	4,458
Research & development	2,238	598	554	—	3,390
General & administrative	842	533	1,453	752	3,580
Intangible amortization	—	132	28	—	160

Operating expenses	4,437	2,518	3,881	752	11,588

Operating income (loss)	(248)	2,963	1,021	(752)	2,984
Other income (expense), net	—	—	—	(20)	(20)
Interest (expense)	—	—	—	(2)	(2)
Income taxes	—	—	—	(75)	(75)

Net income (loss)	$(248)	$2,963	$1,021	$(849)	$2,887

	Six Months Ended September 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$39,620	$31,841	$20,865	$—	$92,326
Gross profit	7,599	14,237	10,257	—	32,093
Gross margin	19.2%	44.7%	49.2%	—	34.8%
Operating expenses:
Sales & marketing	2,579	2,950	3,630	—	9,159
Research & development	3,876	1,902	1,224	—	7,002
General & administrative	1,428	1,093	2,797	1,280	6,598
Intangible amortization	2	268	56	—	326

Operating expenses	7,885	6,213	7,707	1,280	23,085

Operating income (loss)	(286)	8,024	2,550	(1,280)	9,008
Other income (expense), net	—	—	—	25	25
Interest (expense)	—	—	—	(3)	(3)
Income taxes	—	—	—	335	335

Net income (loss)	$(286)	$8,024	$2,550	$(923)	$9,365

	Six Months Ended September 30, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$52,626	$26,825	$21,415	$—	$100,866
Gross profit	7,953	11,475	10,351	—	29,779
Gross margin	15.1%	42.8%	48.3%	—	29.5%
Operating expenses:
Sales & marketing	2,909	2,531	3,956	—	9,396
Research & development	4,766	1,188	1,123	—	7,077
General & administrative	1,661	1,068	3,110	1,513	7,352
Intangible amortization	—	261	56	—	317
Restructuring	414	46	149	—	609

Operating expenses	9,750	5,094	8,394	1,513	24,751

Operating income (loss)	(1,797)	6,381	1,957	(1,513)	5,028
Other income (expense), net	—	—	—	71	71
Interest (expense)	—	—	—	(4)	(4)
Income taxes	—	—	—	(230)	(230)

Net income (loss)	$(1,797)	$6,381	$1,957	$(1,676)	$4,865

Depreciation and amortization (in thousands)	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
CNS depreciation and amortization	$99	$342	$298	$700
OSP depreciation and amortization	193	266	427	532
CP depreciation and amortization	353	381	702	735

Total depreciation and amortization	$645	$989	$1,427	$1,967

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Assets, excluding cash and cash equivalents (in thousands)	September 30, 2010	March 31, 2010
Combined CNS and OSP segments assets	$52,172	$50,437
ConferencePlus services assets	10,085	10,082

Total assets	$62,257	$60,519

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income	$4,763	$2,887	$9,365	$4,865
Other comprehensive income Foreign currency translation adjustment	306	373	(38)	721

Comprehensive income	$5,069	$3,260	$9,327	$5,586

Note 6. Inventories

The components of inventories are as follows:

	September 30, 2010	March 31, 2010
(in thousands)
Raw material	$8,703	$8,106
Finished goods	10,796	14,843
Reserve for excess and obsolete inventory and net realizable value	(1,809)	(1,691)

Total inventories	$17,690	$21,258

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock and restricted stock units during the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2010	2009	2010	2009
Stock-based compensation expense	$312	$98	$580	$287
Income tax expense	—	—	—	—

Total stock-based compensation expense after taxes	$312	$98	$580	$287

In April 2010, the Compensation Committee granted 70,000 restricted stock awards (“RSAs”) to members of the board of directors and a target of 1.2 million restricted stock units (“RSUs”) to executives. The RSAs and half of the RSUs vest in equal installments over the first four anniversary dates from April 1, 2010. The other half of the RSUs are performance-based units under which 0 to 868,000 shares of Class A Common Stock could ultimately be earned, depending on actual fiscal 2011 results measured against targeted results. The Class A Common Stock ultimately earned from the performance-based units are also subject to further time-based vesting restrictions with 25% of the actual shares earned and vesting upon determination of the fiscal year 2011 financial performance with the remaining 75% vesting in equal installments annually beginning April 1, 2012. In accordance with ASC 718, these awards are treated as equity awards.

Note 8. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $543,000 and $433,000 as of September 30, 2010 and March 31, 2010, respectively, and are included on the Condensed Consolidated Balance Sheets in accrued expenses. The long-term portions of the warranty reserve were $651,000 and $830,000 as of September 30, 2010 and March 31, 2010, respectively, and are included on the Condensed Consolidated Balance Sheets in other long-term liabilities. In fiscal year 2011, the Company revised its warranty estimate to reflect current repair verses replacement rates for modems returned under warranty. As a result, the warranty reserve was reduced by $71,000 to adjust for this change.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2010	2009	2010	2009
Total product warranty reserve at the beginning of the period	$1,300	$1,041	$1,263	$1,072
Warranty expense	(40)	245	93	339
Utilization	(66)	(200)	(162)	(325)

Total product warranty reserve at the end of the period	$1,194	$1,086	$1,194	$1,086

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $764,000 and $854,000 as of September 30, 2010 and March 31, 2010, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, and against the personal guarantees and pledged assets.

In 2005, the Company assessed its obligation under this debt guarantee pursuant to ASC topic 460, Guarantees, and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability quarterly based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $100,000 as of September 30, 2010 and March 31, 2010. The liability is classified as a current liability in the accrued expenses line on the Condensed Consolidated Balance Sheets.

The Company evaluated the new VIE guidance of ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. However, the Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

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

At the time of investment, the Company evaluated Contineo using FIN No. 46(R), and concluded that Contineo was a VIE and the Company was considered the primary beneficiary of the VIE, as the Company was the sole source of start-up equity funding. Contineo’s financial statements were fully consolidated and include Contineo net losses of $151,000 and $295,000 during the three and six months ended September 30, 2009. The Company recorded $2.8 million of cumulative losses through March 31, 2010 relating to Contineo. The creditors of Contineo have no recourse to the general credit of the Company.

The Company adopted ASC 810 on April 1, 2010. Under this pronouncement, the Company is no longer considered the primary beneficiary of Contineo and is therefore no longer required to include Contineo in its consolidated results as of April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and its actual $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of September 30, 2010 is $0.

Note 11. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company continued to provide a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.

The Company recorded an expense of $138,000 for the three months ended September 30, 2010, but recorded a net tax benefit of $335,000 in the six month period ended September 30, 2010. The net benefit included a $345,000 benefit related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position expired during the first quarter. The net benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in prior years. The net benefit was offset, in part, by $188,000 of tax expense that was recorded using an effective tax rate of 2.1% based on projected income for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income generated for the three and six months ended September 30, 2010.

For the three and six months ended September 30, 2009, the Company recorded tax expense of $75,000 and $230,000, respectively, using a cumulative effective rate of 4.5%.

Note 12. Commitments and Contingencies

Future obligations and commitments increased $12.5 million in the six-month period ended September 30, 2010 to $86.2 million, up from $73.7 million at March 31, 2010 due primarily to an increase in inventory purchase obligations in the CNS equipment segment.

As a result of a vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applies ASC 450 in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of March 31, 2010. In April 2010, a settlement agreement was reached with the vendor and the Company paid the entire $700,000 as part of the settlement in the first quarter of fiscal year 2011.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2010:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$24,951	$24,951	—	—
Liabilities:
Guarantee	$100	—	—	$100

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

Note 14. Share Repurchase Program

In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three and six months ended September 30, 2010, approximately 110,000 shares and 356,000 shares were repurchased under this program with a weighted-average per share purchase price of $1.69 and $1.56, respectively. There was approximately $9.4 million remaining for additional share repurchases under this program as of September 30, 2010. There were no share repurchases during the six months ended September 30, 2009.

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

In the OSP segment, the Company designs, distributes markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution and demarcation products. The Company’s OSP products offer next-generation outdoor cabinets, enclosures, power distribution panels, flexible edge connectors (fiber, Ethernet and coax), remote monitoring solutions, and DS1 and DS3 transmission plugs. These solutions are optimized for cellular backhaul, service delivery to business enterprise and smart grid applications. The OSP team also provides a value-added Customized Systems Integration (“CSI”) service, offering its customers a single source for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Our target customers include wireline service providers, wireless service providers, multiple systems operators (“MSOs”), integrated carrier, utility providers and original equipment manufacturers (“OEMs”) worldwide (all known as “service providers”). The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, which was acquired on January 2, 2007.

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

In the CNS segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine, ProLine, VersaLink, and UltraLine Series3 which are targeted at the home networking and small business markets. The Company expects to de-emphasize focus on the UltraLine Series3 product to concentrate on more profitable initiatives. The Company is currently focusing development efforts on HomeCloud software that will reside on a new class of intelligent home networking product and provide sophisticated file management services and other networked applications for devices networked on a cloud-like basis within the home. The Company is also focused on reducing the cost of these products, and on adding new features and functionality to create additional value in these products.

The OSP segment has introduced products and services that focus on customer diversification and has changed from being a provider centered on service to Regional Bell Operating Companies into a provider with new sales channels, including independent operating companies (“IOCs”), wireless service providers, multiple systems operators (“MSOs”), utility providers and OEMs worldwide. The Company acquired 100% of the common stock of Noran Tel, Inc. on January 2, 2007. With the addition of Noran Tel, the Company has obtained sales channels for some of its existing products, has added additional transmission products to offer in its existing sales channels and has gained new products in the areas of power distribution and remote monitoring. The Company is also investing in new product areas to complement wireless, fiber, and Ethernet applications.

Results of Operations

Below is a table that compares revenue for the three and six months ended September 30, 2010 and 2009 by segment.

Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$24,598	$24,002	$596	$39,620	$52,626	$(13,006)
OSP	16,117	13,049	3,068	31,841	26,825	5,016
ConferencePlus	10,353	10,302	51	20,865	21,415	(550)

Consolidated revenue	$51,068	$47,353	$3,715	$92,326	$100,866	$(8,540)

CNS revenue in the three months ended September 30, 2010 increased 2% compared to September 30, 2009. CNS revenue in the six months ended September 30, 2010 decreased 25% with the largest impact coming from lower sales of ULS3 product. Revenue from VersaLink gateways increased and modems decreased in both the three and six month periods ended September 30, 2010 compared to the same periods last year because end user demand has shifted toward wireless gateways from wired modems.

OSP revenue increased by 24% and 19% in the three and six months ended September 30, 2010, respectively, compared to the same periods last year due primarily to strong demand for products used in cellular backhaul initiatives.

ConferencePlus revenue was flat in the three months and decreased 3% the months six months ended September 30, 2010 compared to the same periods last year. The year over year decrease was due primarily to a lower average per minute price.

Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change	2010	2009	Change
CNS	16.3%	17.5%	(1.2)%	19.2%	15.1%	4.1%
OSP	45.5%	42.0%	3.5%	44.7%	42.8%	1.9%
ConferencePlus	49.7%	47.6%	2.1%	49.2%	48.3%	0.9%
Consolidated gross margin	32.3%	30.8%	1.5%	34.8%	29.5%	5.3%

CNS gross margin decreased in the three months ended September 30, 2010 compared to the same period in the prior year primarily due to lower selling prices across all products. In the six months ended September 30, 2010, CNS gross margin was also negatively impacted by lower selling prices but benefited from a more profitable product mix, including $0.9 million of revenue from higher-margin software revenue related to customer projects when compared to the same period in the prior year.

Gross margin in OSP increased in both the three and six month periods ended September 30, 2010 compared to the same periods in the prior year because of increased sales of higher margin network interface products and lower sales of lower margin mounting products.

ConferencePlus margins slightly improved in the quarter and six months ended September 30, 2010 compared to the same periods last year resulting from lower telco costs.

Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$1,267	$1,357	$(90)	$2,579	$2,909	$(330)
OSP	1,509	1,255	254	2,950	2,531	419
ConferencePlus	1,895	1,846	49	3,630	3,956	(326)

Consolidated sales and marketing expense	$4,671	$4,458	$213	$9,159	$9,396	$(237)

Certain sales and marketing resources that supported the CNS segment in the three and six months ended September 30, 2009 were transferred to support the OSP segment in the three and six months ended September 30, 2010. This transfer resulted in lower CNS and higher OSP sales and marketing expenses in the current year periods compared to the prior year.

Sales and marketing expense in the CNS segment decreased by 7% and 11% in the three and six months ended September 30, 2010, respectively, compared to the same periods last year due primarily to lower warranty expenses and the resource transfer noted above.

Sales and marketing expense in the OSP segment increased 20% and 17% in the three and six months ended September 30, 2010, respectively, compared to the same periods last year due primarily to the resource changes noted above. In addition, compensation costs increased due to higher commission expense resulting from increased OSP revenue.

Sales and marketing expense decreased 8% in the ConferencePlus segment when comparing the six months ended September 30, 2010 to the same period last year due to approximately $260,000 of lower salary and related costs resulting from fewer employees and a reduction in spending.

Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$1,902	$2,238	$(336)	$3,876	$4,766	$(890)
OSP	921	598	323	1,902	1,188	714
ConferencePlus	641	554	87	1,224	1,123	101

Consolidated research and development expense	$3,464	$3,390	$74	$7,002	$7,077	$(75)

In the first quarter of fiscal year 2010, the Company reduced the number of its engineering employees primarily in the CNS segment, which resulted in lower expenses in the current fiscal year. In addition, certain engineering employees that supported the CNS segment in the prior fiscal year were transferred to support growth investment in Ethernet solutions for the OSP segment in the current fiscal year. This personnel transfer had the effect of creating lower CNS and higher OSP research and development expense.

Research and development expenses in the CNS segment decreased by 15% and 19% in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior fiscal year. The reduction was primarily due to lower salary and related costs due to the personnel changes noted above, and a general reduction in overall expenses, including depreciation.

Research and development expenses in the OSP segment increased by 54% and 60% in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior fiscal year. The increase resulted from the personnel changes noted above, the hiring of new employees, increased prototype expense and $120,000 of software license expense all incurred to support the development of Ethernet products.

Research and development expense in the Conference Plus segment increased by 16% and 9% in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior year due primarily to a reallocation of employee resources from information technology which is a part of general and administrative expense.

General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$688	$842	$(154)	$1,428	$1,661	$(233)
OSP	455	533	(78)	1,093	1,068	25
ConferencePlus	1,438	1,453	(15)	2,797	3,110	(313)
Unallocated corporate costs	668	752	(84)	1,280	1,513	(233)

Consolidated general and administrative expense	$3,249	$3,580	$(331)	$6,598	$7,352	$(754)

CNS general and administrative expense decreased by 18% and 14% in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior fiscal year. OSP general and administrative expense decreased by 15% in the quarter ended September 30, 2010 compared to the same period in the prior fiscal year. CNS and OSP share certain general and administrative resources. The CNS segment received 62% and 65% of these resource costs and the OSP segment has been allocated 38% and 35% of the costs in fiscal years 2011 and 2010, respectively. General and administrative costs in the combined CNS and OSP segments were down in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior fiscal year due primarily to lower depreciation expense.

ConferencePlus general and administrative expense decreased by 10% in the six months ended September 30, 2010 compared to the same periods in the prior fiscal year. The decrease resulted primarily from lower bad debt expense, legal fees, employee-related costs and professional fees as well as a reallocation of employee resources from information technology to engineering, which is part of research and development expenses, as noted above.

Unallocated corporate general and administrative expense decreased by 11% and 15% in the three and six months ended September 30, 2010, respectively, compared to the same periods in the prior fiscal year. This decrease resulted predominately from a reduction in audit and legal costs.

Restructuring

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$0	$0	$0	$0	$414	$(414)
OSP	0	0	0	0	46	(46)
ConferencePlus	0	0	0	0	149	(149)

Consolidated restructuring expense	$0	$0	$0	$0	$609	$(609)

The Company had a reduction in force across all business units in the first quarter of fiscal 2010 that resulted in a total restructuring charge of $609,000. There were no restructuring charges in the six months ended September 30, 2010.

Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$1	$0	$1	$2	$0	$2
OSP	134	132	2	268	261	7
ConferencePlus	28	28	0	56	56	0

Consolidated intangible amortization	$163	$160	$3	$326	$317	$9

The intangible assets consist primarily of product technology and customer relationships from previous acquisitions.

Other income, net Other income (expense), net, was an expense of $28,000 and $20,000 in the three months and $25,000 and $71,000 of income in the six months ended September 30, 2010 and 2009, respectively.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. The Company assessed the realizability of the deferred tax assets, which determines the need for the associated valuation allowance. In its assessment, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. As a result of this assessment, the Company has provided a full valuation allowance against deferred tax assets. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. In the future, it is possible that the Company may determine that it is more likely than not that it will be able to use the deferred tax assets. If such a determination is made, the valuation allowance would be reversed and an income tax benefit would result in that period.

In the three and six months ended September 30, 2010, the Company recorded $138,000 of tax expense and $335,000 of tax benefit, respectively. The Company recorded tax expense using an effective rate of 2.1% based on projected income for the fiscal year. Tax expense results from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. The Company had two discrete tax items which impacted the tax provision in the six months ended September 30, 2010. A $345,000 tax benefit was recorded in the first quarter of fiscal year 2011 related to the reversal of a reserve against an uncertain tax position because the statue of limitations related to the position expired. The Company also recorded a $178,000 benefit in the first quarter of fiscal 2011 that related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in fiscal year 2008. The Company recorded $75,000 and $230,000 of tax expense in the three and six months ended September 30, 2009, respectively, using an effective tax rate of 4.5% based on the projected income for the year. The Company will continue to reassess realizability of the deferred tax assets going forward.

Net income Net income was $4.8 million in the three months ended September 30, 2010 compared to net income of $2.9 million in the three month ended September 30, 2009. Net income was $9.4 million in the six months ended September 30, 2010 compared to a net income of $4.9 million in the six months ended September 30, 2009. The changes were due to the cumulative effects of the reasons stated above.

Liquidity and Capital Resources

At September 30, 2010, the Company had $70.1 million in cash and cash equivalents consisting of bank deposits and money market funds. At September 30, 2010, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements or standard operating leases. Total future obligations and commitments as of September 30, 2010 were $86.2 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

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

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.5%, or an alternative base rate plus a margin of 0.25%. The alternative base rate is the greater of prime rate or the Federal Funds rate plus 0.25% (the “Base Rate”). The Company is also required to pay non-use fees of 0.35% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly demand deposit account balance of $5.0 million and an average monthly investment balance of $15.0 million. The Company has maintained such balances.

The Credit Agreement contains financial covenants that include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2010.

The Company’s operating activities provided cash of $9.4 million in the six months ended September 30, 2010. Cash was provided primarily from net income of $9.4 million plus non-cash items of $2.0 million consisting of depreciation, amortization and stock-based compensation, but was offset by a cash use of $2.0 million from changes in working capital. The Company’s investing activities used $359,000 for capital expenditures primarily in the ConferencePlus segment in the six months ended September 30, 2010. The Company’s financing activities used $555,000 of cash for the purchase of treasury stock and generated $314,000 from the exercise of stock options in the six months ended September 30, 2010.

Future obligations and commitments increased $12.5 million in the six-month period ended September 30, 2010 to $86.2 million, up from $73.7 million at March 31, 2010 due primarily to an increase in inventory purchase obligations in the CNS segment.

As of September 30, 2010, the Company had deferred tax assets of approximately $66.0 million before a valuation allowance of $60.3 million, which reduced the recorded net non-current deferred tax asset to $5.7 million. The remaining deferred tax asset is fully reserved against by a provision for uncertain tax positions recorded in other long-term liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of September 30, 2010, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (b)
July 1 - 31, 2010	103,200	$1.6851	103,200	$9,456,107
August 1 - 31, 2010	6,303	$1.7900	6,303	$9,444,824
September 1 - 30, 2010	—	$—	—	$9,444,824

Total	109,503	$1.6911	109,503	$9,444,824

(a)	Average price paid per share excludes commissions.
(b)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock.

ITEM 5. OTHER EVENTS

On October 22, 2010, the Company entered into indemnification agreements (the “Indemnification Agreements”) with each member of its Board of Directors and each executive officer (each, an “Indemnitee”). The Indemnification Agreements are intended to provide the directors and officers with the maximum protection available under Delaware law in connection with their services to the Company.

The Indemnification Agreements provide, among other things, that subject to certain procedures and conditions, the Company will, indemnify an Indemnitee from and against any and all expenses, liability or loss, judgments, fines, ERISA excise taxes and penalties, amounts paid or to be paid in settlement, any interest, assessments, or other charges imposed thereon, and any federal, state, local, or foreign taxes imposed as a result of the actual or deemed receipt of any payments under the Agreement, to the fullest extent permitted by applicable law. In addition, the Indemnification Agreements provide for the advancement of expenses incurred by the Indemnitee, subject to certain conditions and exceptions, in connection with any proceeding covered by the Indemnification Agreements.

This description of the Indemnification Agreements is qualified in its entirety by reference to the complete terms and conditions of the form of Indemnification Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 10.1	Form of Indemnification Agreement for Directors and Officers of the Company

Exhibit 10.2	Amended and Restated Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010)

Exhibit 10.3	Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: October 22, 2010	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Form of Indemnification Agreement for Directors and Officers of the Company

Exhibit 10.2	Amended and Restated Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010)

Exhibit 10.3	Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002