Form 10-Q
period 2010-12-31
WESTELL TECHNOLOGIES INC
filed 2011-01-24
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 12, 2011:

Class A Common Stock, $0.01 Par Value  –  54,131,171 shares

Class B Common Stock, $0.01 Par Value  –  14,555,815 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, a further economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2010, under Item 1A - Risk Factors and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: Conference Plus, Inc., ConferencePlus®, HomeCloud™, OSPlant Systems®, ProLine®, UltraLine®, VersaLink®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,691	$61,315
Short-term investments	735	—
Accounts receivable (net of allowances of $178 and $237, respectively)	21,737	17,683
Inventories	20,813	21,258
Prepaid expenses and other current assets	4,650	4,276

Total current assets	133,626	104,532

Property and equipment:
Machinery and equipment	15,453	15,681
Office, computer and research equipment	12,373	12,855
Leasehold improvements	9,326	9,313

	37,152	37,849
Less accumulated depreciation and amortization	(33,635)	(33,184)

Property and equipment, net	3,517	4,665

Goodwill	2,178	2,162
Intangibles, net	3,603	4,063
Deferred income taxes and other assets	6,107	6,412

Total assets	$149,031	$121,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,147	$15,195
Accrued expenses	4,845	4,781
Accrued compensation	4,433	4,422
Deferred revenue	325	860

Total current liabilities	37,750	25,258
Deferred revenue long-term	151	174
Other long-term liabilities	7,866	8,671

Total liabilities	45,767	34,103
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Issued and outstanding – 54,131,171 shares at December 31, 2010 and 52,762,326 shares at March 31, 2010	541	528
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 14,555,815 at December 31, 2010 and 14,693,619 shares at March 31, 2010	146	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	402,183	398,756
Treasury stock at cost – 4,629,373 shares at December 31, 2010 and 4,273,309 shares at March 31, 2010	(3,857)	(3,302)
Cumulative translation adjustment	738	645
Accumulated deficit	(296,487)	(309,043)

Total stockholders’ equity	103,264	87,731

Total liabilities and stockholders’ equity	$149,031	$121,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Equipment revenue	$37,936	$32,919	$109,397	$112,370
Services revenue	10,331	9,877	31,196	31,292

Total revenue	48,267	42,796	140,593	143,662

Cost of equipment revenue	28,105	23,790	77,730	83,813
Cost of services revenue	5,329	5,235	15,937	16,299

Total cost of equipment and services revenue	33,434	29,025	93,667	100,112

Gross profit	14,833	13,771	46,926	43,550
Operating expenses:
Sales and marketing	4,599	3,996	13,758	13,392
Research and development	3,611	3,202	10,613	10,279
General and administrative	3,467	4,345	10,065	11,697
Restructuring	—	—	—	609
Intangible assets amortization	165	161	491	478

Total operating expenses	11,842	11,704	34,927	36,455

Operating income	2,991	2,067	11,999	7,095

Other income (expense), net	(26)	(4)	(1)	67
Interest (expense)	(2)	—	(5)	(4)

Income before income taxes	2,963	2,063	11,993	7,158
Income tax (expense) benefit	(26)	673	309	443

Net income	$2,937	$2,736	$12,302	$7,601

Net income per common share:
Basic net income from continuing operations	$0.04	$0.04	$0.18	$0.11
Effect of dilutive securities on net income per common share	0.00	0.00	0.00	0.00

Diluted net income per common share	$0.04	$0.04	$0.18	$0.11

Weighted-average number of common shares outstanding:
Basic	68,280	67,912	67,616	68,214
Effect of dilutive securities: restricted stock and stock options[1]	2,002	639	1,398	564

Diluted	70,282	68,551	69,014	68,778

[1]

The Company had 2.3 million and 5.7 million shares represented by options for the three months and 3.9 million and 6.2 million shares represented by options for the nine months ended December 31, 2010 and 2009, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$12,302	$7,601
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,067	2,942
(Gain) loss on sale of fixed assets	—	17
Exchange rate (gain) loss	(17)	(199)
Restructuring	—	609
Stock-based compensation	889	1,355
Changes in operating assets and liabilities:
Accounts receivable	(4,040)	3,195
Inventory	476	2,014
Prepaid expenses and other current assets	(375)	3,916
Other assets	70	(24)
Deferred revenue	(558)	(1,575)
Accounts payable and accrued expenses	12,738	(5,726)
Accrued compensation	11	(36)

Net cash provided by (used in) operating activities	23,563	14,089

Cash flows from investing activities:
Sale (purchase) of investments	(735)	—
Purchases of property and equipment	(485)	(800)

Net cash provided by (used in) investing activities	(1,220)	(800)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt and leases payable	—	(42)
Proceeds from stock purchase and option plans	2,591	—
Payment for subsidiary stock options tendered	(36)	—
Purchases of Treasury Stock	(555)	(1,430)

Net cash provided by (used in) financing activities	2,000	(1,472)

Effect of exchange rate changes on cash	33	198

Net increase in cash and cash equivalents	24,376	12,015
Cash and cash equivalents, beginning of period	61,315	46,058

Cash and cash equivalents, end of period	$85,691	$58,073

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

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In addition, during fiscal year 2010, Contineo Systems, Inc. (“Contineo”) a variable interest entity (“VIE”) (see Note 10) was also included in the Condensed Consolidated Financial Statements. Contineo was deconsolidated effective April 1, 2010 as a result of the adoption of Accounting Standards Codification (“ACS”) 810 (see new accounting standards adopted below). The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s Condensed Consolidated Financial Position and the results of operations and cash flows at December 31, 2010 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2011.

New Accounting Standards Adopted

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Consolidations (Topic 810): Amendments for Certain Investment Funds and in December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These ASU’s amend the VIE guidance of ASC 810 (see effective date below).

Effective April 1, 2010, the Company adopted the new VIE guidance of ASC 810. This guidance amends FIN 46(R), as codified in ASC 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of Contineo, a VIE for which the Company was considered the primary beneficiary and which required the financial performance of Contineo to be consolidated in the Company’s financial statements in fiscal years 2010, 2009 and 2008. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate Contineo in its financial statements effective April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and the Company’s $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of December 31, 2010 is $0.

Note 2. Revolving Credit Agreement

The Company entered into a revolving credit agreement with The Private Bank and Trust Company as of March 5, 2009 (the “Credit Agreement”). Effective March 5, 2010, the Company entered into a first amendment (the “Amendment”) to the Credit Agreement to extend the maturity date to March 31, 2011 and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company. As of December 31, 2010, the Company had $12.0 million available on the credit facility with no borrowings.

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

The Credit Agreement contains financial covenants that include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2010.

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

OSP: The Company’s Outside Plant Systems (“OSPlant Systems” or “OSP”) product family consists of next-generation outdoor cabinets, enclosures, power distribution products, edge connectors (fiber, Ethernet and coax), remote monitoring devices, and DS1 and DS3 transmission plugs. These solutions are optimized for cellular backhaul, service delivery to business enterprises and smart grid applications. OSP also provides a value-added customized systems integrations (“CSI”) service, offering its customers a single source for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target customers include wireline service providers, wireless service providers, multi-service operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in our Form 10-K for the fiscal year ended March 31, 2010 under the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct and indirect expenses, including direct expenses covering research and development, sales and marketing, and general and administrative (“G&A”). Segment operating income (loss) excludes certain unallocated G&A expenses.

Segment information for the three and nine months ended December 31, 2010 and 2009 is set forth below:

	Three Months Ended December 31, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$26,168	$11,768	$10,331	$—	$48,267
Gross profit	4,744	5,087	5,002	—	14,833
Gross margin	18.1%	43.2%	48.4%	—	30.7%
Operating expenses:
Sales & marketing	1,292	1,413	1,894	—	4,599
Research & development	2,005	945	661	—	3,611
General & administrative	803	452	1,463	749	3,467
Intangible amortization	2	135	28	—	165

Operating expenses	4,102	2,945	4,046	749	11,842

Operating income (loss)	642	2,142	956	(749)	2,991
Other income (expense), net	—	—	—	(26)	(26)
Interest (expense)	—	—	—	(2)	(2)
Income taxes	—	—	—	(26)	(26)

Net income (loss)	$642	$2,142	$956	$(803)	$2,937

	Three Months Ended December 31, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$20,512	$12,407	$9,877	$—	$42,796
Gross profit	3,566	5,563	4,642	—	13,771
Gross margin	17.4%	44.8%	47.0%	—	32.2%
Operating expenses:
Sales & marketing	1,284	1,128	1,584	—	3,996
Research & development	2,099	557	546	—	3,202
General & administrative	821	464	1,518	1,542	4,345
Intangible amortization	—	133	28	—	161

Operating expenses	4,204	2,282	3,676	1,542	11,704

Operating income (loss)	(638)	3,281	966	(1,542)	2,067
Other income (expense), net	—	—	—	(4)	(4)
Income taxes	—	—	—	673	673

Net income (loss)	$(638)	$3,281	$966	$(873)	$2,736

	Nine Months Ended December 31, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$65,788	$43,609	$31,196	$—	$140,593
Gross profit	12,343	19,324	15,259	—	46,926
Gross margin	18.8%	44.3%	48.9%	—	33.4%
Operating expenses:
Sales & marketing	3,871	4,363	5,524	—	13,758
Research & development	5,881	2,847	1,885	—	10,613
General & administrative	2,231	1,545	4,260	2,029	10,065
Intangible amortization	4	403	84	—	491

Operating expenses	11,987	9,158	11,753	2,029	34,927

Operating income (loss)	356	10,166	3,506	(2,029)	11,999
Other income (expense), net	—	—	—	(1)	(1)
Interest (expense)	—	—	—	(5)	(5)
Income taxes	—	—	—	309	309

Net income (loss)	$356	$10,166	$3,506	$(1,726)	$12,302

	Nine Months Ended December 31, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$73,138	$39,232	$31,292	$—	$143,662
Gross profit	11,519	17,038	14,993	—	43,550
Gross margin	15.7%	43.4%	47.9%	—	30.3%
Operating expenses:
Sales & marketing	4,193	3,659	5,540	—	13,392
Research & development	6,865	1,745	1,669	—	10,279
General & administrative	2,482	1,532	4,628	3,055	11,697
Intangible amortization	—	394	84	—	478
Restructuring	414	46	149	—	609

Operating expenses	13,954	7,376	12,070	3,055	36,455

Operating income (loss)	(2,435)	9,662	2,923	(3,055)	7,095
Other income (expense), net	—	—	—	67	67
Interest (expense)	—	—	—	(4)	(4)
Income taxes	—	—	—	443	443

Net income (loss)	$(2,435)	$9,662	$2,923	$(2,549)	$7,601

Depreciation and amortization (in thousands)	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
CNS depreciation and amortization	$64	$318	$362	$1,018
OSP depreciation and amortization	195	265	622	797
CP depreciation and amortization	381	392	1,083	1,127

Total depreciation and amortization	$640	$975	$2,067	$2,942

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Assets, excluding cash and short-term investments (in thousands)	December 31, 2010	March 31, 2010
Combined CNS and OSP segments assets	$53,283	$50,437
ConferencePlus services assets	9,322	10,082

Total assets, excluding cash and short-term investments	$62,605	$60,519

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2010	2009	2010	2009
Net income	$2,937	$2,736	$12,302	$7,601
Other comprehensive income Foreign currency translation adjustment	131	82	93	803

Comprehensive income	$3,068	$2,818	$12,395	$8,404

Note 6. Inventories

The components of inventories are as follows:

(in thousands)	December 31, 2010	March 31, 2010
Raw material	$10,174	$8,106
Finished goods	12,568	14,843
Reserve for excess and obsolete inventory and net realizable value	(1,929)	(1,691)

Total inventories	$20,813	$21,258

Note 7. Stock-Based Compensation

The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock and restricted stock units during the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2010	2009	2010	2009
Stock-based compensation expense	$309	$1,068	$889	$1,355
Income tax expense	—	—	—	—

Total stock-based compensation expense after taxes	$309	$1,068	$889	$1,355

In April 2010, the Compensation Committee granted 70,000 restricted stock awards (“RSAs”) to members of the board of directors and a target of 1.2 million restricted stock units (“RSUs”) to executives. The RSAs and half of the RSUs vest in equal installments over the first four anniversary dates from April 1, 2010. The other half of the RSUs are performance-based units under which 0 to 868,000 shares of Class A Common Stock could ultimately be earned, depending on actual fiscal year 2011 results measured against targeted results. The Class A Common Stock ultimately earned from the performance-based units are also subject to further time-based vesting restrictions with 25% of the actual shares earned and vesting upon determination of the fiscal year 2011 financial performance and with the remaining 75% vesting in equal installments annually beginning April 1, 2012. In accordance with ASC 718, these awards are treated as equity awards.

During January 2010, the Company identified a $730,000 error in the calculation of stock-based compensation expense for the prior year periods. The Company's third-party equity accounting software incorrectly calculated award forfeitures used in determining stock-based compensation expense that resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vesting date. The correction of the error during the third quarter of fiscal year 2010 resulted in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but does not change the cumulative stock-based compensation expense related to those awards over all time, as forfeitures are ultimately trued-up to reflect the compensation expense for only those options that actually vest. Because stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period. The cumulative impact of the $730,000 prior-years error was included in the general and administrative expense line on the Condensed Consolidated Statements of Operations.

Note 8. Warranty Reserve

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $515,000 and $433,000 as of December 31, 2010 and March 31, 2010, respectively, and are included on the Condensed Consolidated Balance Sheets in accrued expenses. The long-term portions of the warranty reserve were $685,000 and $830,000 as of December 31, 2010 and March 31, 2010, respectively, and are included on the Condensed Consolidated Balance Sheets in other long-term liabilities. In fiscal year 2011, the Company revised its warranty estimate to reflect current repair versus replacement rates for modems returned under warranty. As a result, the warranty reserve was reduced by $39,000 and $110,000 in the three and nine months ended December 31, 2010, respectively, to adjust for this change.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2010	2009	2010	2009
Total product warranty reserve at the beginning of the period	$1,194	$1,086	$1,263	$1,072
Warranty expense	74	162	167	501
Utilization	(68)	(136)	(230)	(461)

Total product warranty reserve at the end of the period	$1,200	$1,112	$1,200	$1,112

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $718,000 and $854,000 as of December 31, 2010 and March 31, 2010, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, and against the personal guarantees and pledged assets.

In 2005, the Company assessed its obligation under this debt guarantee pursuant to ASC topic 460, Guarantees, and recorded a $300,000 liability for the fair value of the guarantee. The Company evaluates the fair value of the liability periodically based on Enginuity’s operating performance and current status of the guaranteed debt obligation. The balance of the liability was $100,000 as of December 31, 2010 and March 31, 2010. The liability is classified as a current liability in the accrued expenses line on the Condensed Consolidated Balance Sheets.

The Company evaluated the new VIE guidance of ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. However, the Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

Note 10. Acquisitions

On October 2, 2007, the Company paid $2.5 million in cash to acquire a 40% equity ownership interest in Contineo, a software development company based in Plano, Texas, to advance the Company’s research and development efforts. Contineo specializes in identity-management solutions which can be applied to secure broadband applications across a network. The Company received an exclusive license for an identified set of customers in North America to certain Contineo software in connection with the investment. The Company’s investment is in the form of preferred stock which entitles the Company to 8% cumulative non-compounding dividends and a liquidation preference over common stock. The Company has the right, but not the obligation, to participate in future equity funding. The preferred stock converts to common stock in the event that certain agreed-upon objectives are met and additional funding of at least $2.5 million is provided, or upon a public offering exceeding $30.0 million.

At the time of investment, the Company evaluated Contineo using FIN No. 46(R), and concluded that Contineo was a VIE and the Company was considered the primary beneficiary of the VIE, as the Company was the sole source of start-up equity funding. Contineo’s financial statements were fully consolidated and include Contineo net losses of $109,000 and $404,000 during the three and nine months ended December 31, 2009. The Company recorded $2.8 million of cumulative losses through March 31, 2010 relating to Contineo. The creditors of Contineo have no recourse to the general credit of the Company.

The Company adopted ASC 810 on April 1, 2010. Under this pronouncement, the Company is no longer considered the primary beneficiary of Contineo and is therefore no longer required to include Contineo in its consolidated results as of April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and its actual $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of December 31, 2010 is $0.

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

The Company recorded an expense of $26,000 for the three months ended December 31, 2010, but recorded a net tax benefit of $309,000 in the nine-month period ended December 31, 2010. The net benefit included a $345,000 benefit related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position expired during the first quarter. The net benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in prior years. The net benefit was offset, in part, by $214,000 of tax expense that was recorded using an effective tax rate of 1.8% based on projected income for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income generated for the three and nine months ended December 31, 2010.

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

Subsequent to December 31, 2010 the state of Illinois adopted tax legislation that suspends the use of net operating losses and increases the corporate tax rate from 4.8% to 7.0% effective January 1, 2011 through December 31, 2014. The change may impact the Company’s filing for the fiscal year ending March 31, 2011. As of December 31, 2010, the Company has $60.9 million of Illinois net operating loss carryforwards.

Note 12. Commitments and Contingencies

Obligations

Future obligations and commitments decreased $12.2 million in the nine-month period ended December 31, 2010 to $61.5 million, down from $73.7 million at March 31, 2010 due primarily to a decrease in inventory purchase obligations in the CNS equipment segment offset in part by a $5.6 million increase in purchase obligations in the ConferencePlus segment. The ConferencePlus segment entered into a new three-year contract with a provider of telecommunication services.

Legal

The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. The Company has not recorded any contingent liability attributable to existing litigations.

Wi-LAN Inc. v. Westell Technologies, Inc. et al.

In October 2007, Wi-LAN Inc. (“Wi-LAN”), a patent-holding company existing under the laws of Canada, filed two complaints against the Company, amongst other defendants, in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks monetary damages and other relief. The Company believes that it has substantial and meritorious arguments and defenses to such allegations and intends to defend these lawsuits vigorously. The District Court has scheduled a January 2011 jury trial.

As a result of a vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in March 2009. The Company applied ASC 450 in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $700,000 contingency reserve is classified in accrued expenses as a current liability on the Condensed Consolidated Balance Sheets as of March 31, 2010. In April 2010, a settlement agreement was reached with the vendor and the Company paid the entire $700,000 as part of the settlement in the first quarter of fiscal year 2011.

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

Substantially all of the Company’s financial assets are measured at fair value on a recurring basis. The Company’s available-for-sale and held-to maturity securities are measured using Level 1 and Level 2 inputs, respectively. The note payable guarantee described in Note 9 is measured using Level 3 inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2010:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Available-for-sale securities:
Money market funds	$29,984	$29,984	—	—	Cash and cash equivalents
Held-to-maturity securities:
Certificate of deposit	$245	—	$245	—	Cash and cash equivalents
Certificates of deposit	$735	—	$735	—	Short-term investments
Liabilities:
Guarantee	$100	—	—	$100	Accrued expenses

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2010:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification 3)
Assets:
Available-for-sale securities:
Money markets funds	$19,933	$19,933	—	—	Cash and cash equivalents
Liabilities:
Guarantee	$100	—	—	$100	Accrued expenses

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal year 1994, the Company derived substantially all of its revenues from its Outside Plant Systems (“OSPlant Systems” or “OSP”) products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first Customer Networking Solutions (“CNS”) products in fiscal year 1993. The Company has also provided audio teleconferencing services since fiscal year 1989 through its wholly owned Conference Plus, Inc. subsidiary. The Company realizes the majority of its revenues from the North American market.

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

In the CNS segment, the Company is focusing on the evolving broadband demand, which includes increased bandwidth, richer application sets and converged capabilities. The Company has introduced products for both the existing local telephone and fiber network including the UltraLine, ProLine, VersaLink, and UltraLine Series3 (“ULS3”) which are targeted at the home networking and small business markets. The Company expects to de-emphasize focus on the UltraLine Series3 product to concentrate on more profitable initiatives. As a result, the Company’s revenue from the ULS3 product is expected to diminish to very low levels after the final purchases are shipped to the largest customer of the ULS3 product in the fourth quarter of fiscal year 2011. The Company is currently focusing development efforts on HomeCloud software that will reside on a new class of intelligent home networking product and provide sophisticated file management services and other networked applications for devices networked on a cloud-like basis within the home. The Company is also focused on reducing the cost of these products, and on adding new features and functionality to create additional value in these products.

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

Results of Operations

Below is a table that compares revenue for the three and nine months ended December 31, 2010 and 2009 by segment.

Revenue	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$26,168	$20,512	$5,656	$65,788	$73,138	$(7,350)
OSP	11,768	12,407	(639)	43,609	39,232	4,377
ConferencePlus	10,331	9,877	454	31,196	31,292	(96)

Consolidated revenue	$48,267	$42,796	$5,471	$140,593	$143,662	$(3,069)

CNS revenue in the three months ended December 31, 2010 increased 28% compared to December 31, 2009. In the current year, end user demand continues to shift from modems toward wireless. VersaLink gateway product revenue increased while revenue from modem products decreased. ULS3 revenues of $4.5 million in the quarter ended December 31, 2010 included $1.1 million of software revenue. CNS revenue in the nine months ended December 31, 2010 decreased 10% compared to the same prior-year period with ULS3 and modem decreases offset by VersaLink gateway product revenue increases.

OSP revenue decreased by 5% in the three months ended December 31, 2010 compared to the same period last year due primarily to customer management of year-end inventory and by an influx of refurbished equipment in the marketplace. OSP revenue increased by 11% in the nine months ended December 31, 2010 compared to the same period last year due primarily to strong demand for products used in cellular backhaul initiatives.

ConferencePlus revenue increased 5% in the three months ended December 31, 2010 and was relatively flat in the nine months ended December 31, 2010 compared to the same periods last year. The increase in the three-month period was due primarily to increased minutes with a higher average rate per minute billed. The higher rate per minute billed resulted from a change in product mix, with a higher percentage of revenue from managed bridge services and web services. The total minutes billed in the nine months ended December 31, 2010 was higher than in the same period of the prior year but the rate per minute was lower resulting in flat year over year revenue.

Gross Margin	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change	2010	2009	Change
CNS	18.1%	17.4%	0.7%	18.8%	15.7%	3.1%
OSP	43.2%	44.8%	(1.6)%	44.3%	43.4%	0.9%
ConferencePlus	48.4%	47.0%	1.4%	48.9%	47.9%	1.0%
Consolidated gross margin	30.7%	32.2%	(1.5)%	33.4%	30.3%	3.1%

CNS gross margin increased in the three months ended December 31, 2010 compared to the same period in the prior year primarily due to $1.1 million of high-margin software revenue related to the ULS3 product. Lower selling prices across all products partially offset the higher margin software impact. In the nine months ended December 31, 2010, CNS gross margin was also negatively impacted by lower selling prices but benefited from a more profitable product mix, including $0.9 million of revenue from higher-margin software revenue related to customer projects and the $1.1 million of high-margin software revenue related to the ULS3 product noted above, when compared to the same period in the prior year.

Gross margin in OSP decreased in the three-month and increased in nine-month periods ended December 31, 2010 compared to the same periods in the prior year because of sales variation of higher margin network interface products and lower-margin mounting products.

ConferencePlus margins improved in the quarter and nine months ended December 31, 2010 compared to the same periods last year as a result of changes in product mix and lower telecommunication services costs.

Sales and Marketing	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$1,292	$1,284	$8	$3,871	$4,193	$(322)
OSP	1,413	1,128	285	4,363	3,659	704
ConferencePlus	1,894	1,584	310	5,524	5,540	(16)

Consolidated sales and marketing expense	$4,599	$3,996	$603	$13,758	$13,392	$(366)

Certain sales and marketing resources that supported the CNS segment in the three and nine months ended December 31, 2009 were transferred to support the OSP segment in the three and nine months ended December 31, 2010. This transfer resulted in lower CNS and higher OSP sales and marketing expenses in the current year periods compared to the prior year.

Sales and marketing expense in the CNS segment increased by 1% and decreased by 8% in the three and nine months ended December 31, 2010, respectively, compared to the same periods last year. In addition to the resource transfer noted above, lower warranty and shipping expenses also impacted the fiscal year 2011 periods, but were offset by increased spending on the HomeCloud initiative, which started in the second quarter of fiscal year 2011 and increased further in the third quarter of fiscal year 2011.

Sales and marketing expense in the OSP segment increased 25% and 19% in the three and nine months ended December 31, 2010, respectively, compared to the same periods last year due primarily to the resource changes noted above. In addition, compensation costs increased due to higher commission expense resulting from increased year-over-year OSP revenue.

Sales and marketing expense increased 20% in the ConferencePlus segment when comparing the three months ended December 31, 2010 to the same period last year due to the addition of 10 sales employees in the current period compared to the same period in the prior year.

Research and Development	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$2,005	$2,099	$(94)	$5,881	$6,865	$(984)
OSP	945	557	388	2,847	1,745	1,102
ConferencePlus	661	546	115	1,885	1,669	216

Consolidated research and development expense	$3,611	$3,202	$409	$10,613	$10,279	$334

In the first quarter of fiscal year 2010, the Company reduced the number of its engineering employees primarily in the CNS segment, which resulted in lower expenses in the current fiscal year. In addition, certain engineering employees that supported the CNS segment in the prior fiscal year were transferred to support developments of Ethernet solutions for the OSP segment in the current fiscal year. This personnel transfer had the effect of creating lower CNS and higher OSP research and development expense.

Research and development expenses in the CNS segment decreased by 5% and 14% in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior fiscal year. The reduction was primarily due to lower salary and related costs due to the personnel changes noted above, and a general reduction in overall expenses, including depreciation. This was offset in part by increased spending on the HomeCloud initiative, which has been increasing throughout fiscal year 2011.

Research and development expenses in the OSP segment increased by 70% and 63% in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior fiscal year. The increase resulted from the personnel changes noted above, the hiring of new employees, increased prototype expense and $120,000 of software license expense all incurred to support the development of Ethernet products.

Research and development expense in the ConferencePlus segment increased by 21% and 13% in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior year due primarily to shifting employee resources from an information technology support function, which is a part of general and administrative expense, to engineering.

General and Administrative	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$803	$821	$(18)	$2,231	$2,482	$(251)
OSP	452	464	(12)	1,545	1,532	13
ConferencePlus	1,463	1,518	(55)	4,260	4,628	(368)
Unallocated corporate costs	749	1,542	(793)	2,029	3,055	(1,026)

Consolidated general and administrative expense	$3,467	$4,345	$(878)	$10,065	$11,697	$(1,632)

CNS general and administrative expense decreased by 10% in the nine months ended December 31, 2010 compared to the same period in the prior fiscal year. CNS and OSP share certain general and administrative resources. The CNS segment received 62% and 65% of these resource costs and the OSP segment has been allocated 38% and 35% of the costs in fiscal years 2011 and 2010, respectively. General and administrative costs in the combined CNS and OSP segments were down in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior fiscal year due primarily to lower depreciation expense.

ConferencePlus general and administrative expense decreased by 4% and 8% in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior fiscal year. The decrease resulted primarily from lower bad debt expense, legal fees, employee-related costs and professional fees as well as a reallocation of employee resources from the information technology support function to engineering, which is part of research and development expenses, as noted above.

Unallocated corporate general and administrative expense decreased by 51% and 34% in the three and nine months ended December 31, 2010, respectively, compared to the same periods in the prior fiscal year. The decrease in the three months and nine months primarily resulted from $730,000 of cumulative prior year stock-based compensation expense that was recorded in the December 31, 2009 period (see Note 7 of the Condensed Consolidated Financial Statements). The nine-month period ended December 31, 2010 also had lower legal and insurance expenses compared to the same period in the prior year.

Restructuring	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$0	$0	$0	$0	$414	$(414)
OSP	0	0	0	0	46	(46)
ConferencePlus	0	0	0	0	149	(149)

Consolidated restructuring expense	$0	$0	$0	$0	$609	$(609)

The Company had a reduction in force across all business units in the first quarter of fiscal year 2010 that resulted in a total restructuring charge of $609,000. There were no restructuring charges in the nine months ended December 31, 2010.

Intangible amortization	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2010	2009	Change	2010	2009	Change
CNS	$2	$0	$2	$4	$0	$4
OSP	135	133	2	403	394	9
ConferencePlus	28	28	0	84	84	0

Consolidated intangible amortization	$165	$161	$4	$491	$478	$13

The intangible assets consist primarily of product technology and customer relationships from previous acquisitions.

Other income, net Other income (expense), net, was an expense of $26,000 and $4,000 in the three months and $1,000 of expense and $67,000 of income in the nine months ended December 31, 2010 and 2009, respectively.

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

In the three and nine months ended December 31, 2010, the Company recorded $26,000 of tax expense and $309,000 of tax benefit, respectively. The Company recorded tax expense using an effective rate of 1.8% based on projected income for the fiscal year. Tax expense results from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. The Company had two discrete tax items which impacted the tax provision in the nine months ended December 31, 2010. A $345,000 tax benefit was recorded in the first quarter of fiscal year 2011 related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position expired. The Company also recorded a $178,000 benefit in the first quarter of fiscal year 2011 that related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in fiscal year 2008.

The Company recorded $673,000 and $443,000 of tax benefit in the three and nine months ended December 31, 2009, respectively, using a cumulative effective tax rate of 4.5% based on the projected income for the year and a discrete tax benefit. The three and nine month periods include a tax benefit of $767,000 for the release of valuation allowance relating to a deferred tax asset for Alternative Minimum Tax that will be refunded as the result of forgoing bonus depreciation pursuant to stimulus provisions of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Company will continue to reassess realizability of the deferred tax assets going forward.

Subsequent to December 31, 2010 the state of Illinois adopted tax legislation that suspends the use of net operating losses and increases the corporate tax rate from 4.8% to 7.0%, effective January 1, 2011 through December 31, 2014. The change may impact the Company’s filing for the fiscal year ending March 31, 2011. The Company has $60.9 million of Illinois net operating loss carryforwards.

Net income Net income was $2.9 million in the three months ended December 31, 2010 compared to net income of $2.7 million in the three months ended December 31, 2009. Net income was $12.3 million in the nine months ended December 31, 2010 compared to net income of $7.6 million in the nine months ended December 31, 2009. The changes were due to the cumulative effects of the variances identified above.

Liquidity and Capital Resources

At December 31, 2010, the Company had $86.4 million in cash and cash equivalents and short-term investments consisting of bank deposits, money market funds and certificates of deposit. At December 31, 2010, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements and standard operating leases. Total future obligations and commitments as of December 31, 2010 were $61.5 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into its secured revolving credit facility, the Credit Agreement with The Private Bank and Trust Company as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into a first amendment to the Credit Agreement to extend the maturity date to March 31, 2011, and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

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

The Credit Agreement contains financial covenants that include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2010.

The Company’s operating activities provided cash of $23.6 million in the nine months ended December 31, 2010. Cash was provided primarily from net income of $12.3 million, a benefit of $8.3 million from changes in working capital, plus non-cash items of $2.9 million consisting of depreciation, amortization and stock-based compensation. The Company’s investing activities used $1.2 million in the nine months ended December 31, 2010. The year-to-date investing activities included $0.7 million in purchases of short-term investments and $0.5 million for capital expenditures primarily in the ConferencePlus segment. The Company’s financing activities provided $2.0 million of cash primarily from the generation of $2.6 million from stock option exercises which were offset by the use of $0.6 million to purchase treasury stock in the nine months ended December 31, 2010.

The change in working capital was the result of the timing of inventory purchases and adjustments to accounts payable terms. A large portion of the increase in accounts payable is expected to be temporary and should therefore impact cash flow in the near term.

Future obligations and commitments decreased $12.2 million in the nine-month period ended December 31, 2010 to $61.5 million, down from $73.7 million at March 31, 2010 due primarily to a decrease in inventory purchase obligations in the CNS segment offset in part by a $5.6 million increase in the purchase obligations in the ConferencePlus segment. The ConferencePlus segment entered into a new three-year contract with a provider of telecommunications services.

As of December 31, 2010, the Company had deferred tax assets of approximately $60.7 million before a valuation allowance of $55.0 million, which reduced the recorded net non-current deferred tax asset to $5.7 million. The remaining deferred tax asset is fully reserved against by a provision for uncertain tax positions recorded in other long-term liabilities.

The Company’s net operating loss carryforwards begin to expire in 2020. Realization of deferred tax assets associated with the Company’s reversible deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to access the valuation allowance required against the deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of December 31, 2010, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit 10.1	Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit 10.2	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011)

Exhibit 10.3	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Brian S. Cooper (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: January 24, 2011	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit 10.2	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011))

Exhibit 10.3	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Brian S. Cooper (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002