Form 10-K
period 2011-03-31
WESTELL TECHNOLOGIES INC
filed 2011-06-02
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2011

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

Large Accelerated Filer	☐,	Accelerated Filer	☒,

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company),	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2010 (based upon an estimate that 67% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $88 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of May 13, 2011, 54,801,028 shares of the registrant’s Class A Common Stock were outstanding and 14,555,815 shares of registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.

2011 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing, economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of Westell’s accounting policies, the need for additional capital, the effect of economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2011, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak® , CPI Conference Plus, Inc. and Design®, ConferencePlus®, Homecloud™, OS Plant Systems®, WESTELL SHADE®, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

PART I

ITEM 1.	BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is comprised of three operating segments: Customer Networking Solutions (“CNS”) equipment, Outside Plant Systems (“OSPlant Systems” or “OSP”) equipment and ConferencePlus services segment. Segment financial information for fiscal years 2011, 2010 and 2009 is set forth in the footnotes to the March 31, 2011 consolidated financial statements.

CNS Segment

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”) for $33.5 million in cash, subject to certain post-closing adjustments. This transaction closed on April 15, 2011. The Company retained a certain major CNS customer relationship and contract, and also retained the Homecloud product development program. Since the sale closed subsequent to our fiscal year ended March 31, 2011, the discussion of CNS in this section includes the entire year results of CNS, unless the context indicates otherwise.

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

CNS Products. The Company’s CNS products enable residential customers, small businesses, and small office/home office (“SOHO”) users to access and share broadband services on networked computers, telephones, cell phones, televisions, media players, and other networked devices. A broad offering of networking products and technologies allows the Company to address several segments of the service provider market, distinguished by the methods used to deliver their services: wireline operators (copper and fiber), cable multi-service operators (hybrid fiber-coax), and integrated carriers that operate as combinations of the other three operators.

The following table sets forth a list of the Company’s principal CNS products and their applications:

Product	Description	Applications
LiteLine ADSL2+ Modem	Customer premises equipment that is connected to a telephone line that has been configured to provide Asymmetrical Digital Subscriber Line (ADSL and ADSL2+) service from the telephone company. The LiteLine is a plug-and-play device that connects to the end customer through a single Ethernet or USB port.	Enables residential and SOHO customers of ADSL service to connect one or more PCs and other computer networking equipment to the ADSL service for high speed Internet access with routing and security protection all in one box.

ProLine ADSL2+ manageable Modem/NAT Router	Similar in all ways to the LiteLine, the ProLine provides the added benefit of allowing remote diagnostics, maintenance, software upgrades and other remotely managed services.	In addition to providing the same applications as the LiteLine, the ProLine offers service providers the ability to provide customers a higher level of service and performance.

VersaLink Gateway	A compact, versatile gateway device that combines an ADSL2+ modem along with wired Ethernet and WiFi networking features. Versions are also available without the ADSL2+ modem, for wireless and other service providers.	Enables residential, SOHO, and small businesses to network their broadband service to multiple PCs and other networked devices with wired and wireless access.

UltraLine Series3 Wireless Broadband Home Router	Ultra high-speed gateways that deliver secure, high-quality, data, voice, IP video services, and advanced services and applications over a variety of network access methods and home networking technologies, including fiber optic, copper, coax, WiFi and Ethernet.	UltraLine supports a wide variety of wired and wireless broadband applications, particularly high-speed IP data video services delivered over fiber optic networks.

OSP Segment

In the OSP segment, the Company designs, distributes, markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution, next-generation outdoor equipment cabinets and service provider demarcation products. The Company’s OSP products offer next-generation outdoor cabinets, enclosures, power distribution panels, flexible edge connectors (with respect to fiber, Ethernet and coax), remote monitoring solutions, DS1 and DS3 transmission plugs, and carrier grade Ethernet solutions. These solutions are optimized for wireline backhaul of cellular traffic, service delivery to business enterprise and smart grid applications. The Company’s OSP segment also provides a value-added Customized Systems Integration (“CSI”) service, offering customers a single source for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target OSP customers include wireline service providers, wireless service providers, multiple systems operators (“MSOs”), integrated carriers, utility providers and original equipment manufacturers (“OEMs”) worldwide (all known as “service providers”). The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

OSP Products. The Company’s OSP products provide service providers with products to transport, maintain and improve the reliability of services delivered over copper and fiber lines in the local access network.

The following table sets forth a list of the Company’s principal OSP products and their applications:

Product	Description	Applications
T1 NIU-PM	T1 Network Interface Unit with Performance Monitoring (TI NIU-PM) that stores circuit performance and maintenance information for a single T1 circuit.	Provides a point of demarcation between the telephone company equipment and customer’s equipment on T1 circuits. The T1 NIU-PM units provide enhanced maintenance and remote performance monitoring of T1 circuits. This functionality provides troubleshooting capability that helps the service provider to reduce maintenance costs and customer down-time, thereby improving their customer satisfaction.

NIU Mountings	NIU Mountings are electronic enclosures with connectorized backplanes that house T1 NIU-PM units, and HDSL Remote Terminal cards, including those from other manufacturers such as ADTRAN, Inc.	Deployed by service providers to terminate their T1 circuits as a point of demarcation at business enterprise customers and at cell sites for cellular backhaul applications.

DS3 NIU-PM	DS3 Network Interface Units with Performance Monitoring (DS3 NIU-PM) including a family of mountings.	Facilitates the maintenance, monitoring, extension, and demarcation of DS3 facilities. Deployed in central offices for a DS3 hand-off to alternate carriers, and also in customer premises locations.

VirtualEdge	A flexible portfolio of standard 19” or 23” relay rack mount panels and wall mount enclosures designed with a “mix and match” architecture for Ethernet, fiber or coax cable. These products facilitate easy and simple splicing of optical fiber cables, and/or termination of copper-based Ethernet, and coax handoffs.	Provides a physical demarcation for Ethernet, DS1, DS3, optical fiber and coax based services at the customer premises.

CellPak	Outdoor passively cooled equipment enclosures.	Provides a sealed “passively” cooled equipment enclosure ideally suited for cellular farm backhaul demarcation hand-offs from a wireline carrier to wireless carriers.

Power Distribution Products	Fuse panels and battery distribution. Secondary DC power distribution products ranging from fuse and breaker panels to alarm panels.	Standard 19” or 23” rack mounting for service providers central offices, remote terminals and enclosures to provide secondary DC power distribution to operate equipment. Safely protects operating equipment in the event of fault current.

(Continued from prior page)

Product	Description	Applications
SiteVu Family of Remote Monitoring Systems	A powerful compact and flexible monitoring family of products that provides visibility to remote site environmentals, batteries, and equipment status issues. Solutions are optimized to monitor batteries and temperature remotely with SiteVu from a user’s desk top or network operations center.	Applications include service provider’s central offices, remote terminals, and enclosures to provide environmental information such as temperature, air flow, humidity and smoke, battery condition, and equipment operating status.

Customized Systems Integration service	A one-stop shop for complete turnkey solutions reducing time-to-market and expenses through third-party contractors and eliminating the need to design, assemble and test on the job site.	CSI service is ideal for customers needing complete integrated solutions for backhaul, smart grid and other custom applications.

SmartCom	Highly reliable and robust integrated NEMA 4R outdoor cabinet that secures and provides intelligent back-up power for Utility Smart Grid radio systems. Powers backhaul point-to-point and point to multipoint radios.	Smart grid application that enables utilities to remotely monitor power grid demands and to remotely control line capacitance for efficient power distribution without expensive and timely dispatches.

BOXER family of outdoor equipment cabinets	A NEMA 3R & 4R compliant extremely universal equipment cabinet with multiple cooling options, independent customer’s access and rear access panels.	Ideal for broadband and cellular backhaul applications, lower cost fan cooling option or sealed heat exchanger option when needed.

CNS and OSP Segment Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Thus, the Company expects to continue to devote substantial resources to product development.

In fiscal years 2011, 2010 and 2009, the CNS segment incurred approximately $7.9 million, $9.0 million and $15.0 million and the OSP segment incurred approximately $3.8 million, $2.3 million and $2.6 million, respectively, of expense for research and development (“R&D”) activities.

The Company’s R&D personnel are organized into product development teams. Each product development team is generally responsible for sustaining technical support of existing products plus conceiving new products in cooperation with other groups within the Company and adapting standard products or technologies to meet new customer needs. Additionally, in an effort to remain a highly valued, superior quality, long-term supplier, each product development team is charged with reducing product costs for each succeeding generation of products without compromising functionality or serviceability. The product development teams leverage the Company’s relationships with its manufacturing partners and suppliers to achieve these cost reduction objectives. As an adjunct to these internal efforts, the Company uses the talents of one outsourcing firm in India for software development and system testing in the CNS segment.

The Company believes that the key to its R&D strategy is choosing an initial architecture for each product that balances innovation and time-to-market factors while enabling engineering innovations to result in future performance enhancements and cost reductions. The Company’s strategy is further enhanced by ensuring products are designed in conjunction with input from customers, procurement, and outsource manufacturing partners. The Company believes it has a quality record that is grounded in a solid interface and transference of knowledge among design and manufacturing teams.

The Company’s quality systems, including product development processes, are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry’s sector-specific version of the ISO9001:2008. The Company believes product quality and reliability is a critical and distinguishing factor in a customer’s selection process.

Prior to the time of the sale of the majority of the CNS business, the Company continued to expand the software content of its CNS products. The majority of the CNS design engineers, including those at the contracted outsourcing firms, are software engineers. Greater software content in the CNS products not only is necessary to deliver the more sophisticated applications, but is also a key element of differentiated, value-added products and solutions. In some cases, the Company sources software technology from outside suppliers through licensing agreements which typically, though not always, give the Company the ability to modify the licensed software to meet the needs of the Company’s customers. Some software technology is obtained from the open source community. The Company also develops its own proprietary software where needed to provide the desired functionality. Software from all of these sources is typically integrated into the final product releases, and tested by the Company’s system test engineers, by outside test labs, by industry certification groups, and by the Company’s customers before going into volume production and deployment.

The Company expenses software development costs until its products reach technological feasibility as defined by the software accounting rules. Technological feasibility is established when the product has passed customer lab evaluation, which is just prior to deployment, therefore no software development costs are capitalized.

The following products are the primary products currently under development:

Product	Description	Applications
Homecloud (CNS Segment)	Ultra high-speed applications-capable gateways and other applications-capable devices for the home network, plus associated software for home networking devices, plus Web-based services, to enable the delivery of new services into the home networking environment.	Provides a new suite of services, beyond voice + video + data, into the home, for a variety of applications, including enhanced security; media and information management, sharing and delivery; home control; and network management.

eSmartAccess Ethernet Series (OSP Segment)	Ethernet connectivity products that are rugged, temperature hardened and optimized for harsh environments for utility companies and service providers for cellular backhaul.	Ideal for utility smart grid and for service provider cellular backhaul.

The Company’s products are subject to industry-wide standardization organizations which include Telcordia, the Internet Engineering Task Force, the MoCA Alliance, the Broadband Forum, CableLabs, the American National Standards Institute (“ANSI”) in the U.S. and the International Telecommunications Union (“ITU”).

CNS and OSP Segment Customers

The CNS and OSP segments’ principal customers historically have been major U. S. telecommunications service providers (“telephone companies”). In addition, the Company sells products to several other entities, including, independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, wireless service providers, internet service providers, MSOs, integrators and distributors.

CNS and OSP Marketing, Sales and Distribution

The Company sells its products in the U.S. through its domestic field sales organization and selected distributors. The Company markets its products to service providers within the U.S. and Canada.

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

The Company maintains telephone support and provides on-site support. The Company also provides technical consulting, research assistance and training to some of its customers with respect to the installation, operation and maintenance of its products.

The CNS and OSP contracts with its major customers are primarily pricing and product specification agreements that detail the commercial terms and conditions for sales. These agreements are requirements-based and typically do not obligate the customer to a specific volume of purchases over time. The agreements may require the Company to accept returns of products within certain time limits, or indemnify such customers against certain liabilities arising out of the use of the Company’s products. If these claims or returns are significant, there could be a material adverse effect on the Company’s business and results of operations.

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. In the event there are material deficiencies or defects in the design or manufacture of the Company’s products, the affected products could be subject to recall.

Manufacturing

The Company outsources its manufacturing to two primary offshore suppliers. Reliance on third-party offshore subcontractors involves several risks. Standard commercial components available from multiple suppliers are procured by the offshore suppliers. In some cases, there are also single-sourced components and technology needed to produce products. The Company has direct relationships and purchase contracts with suppliers for these items and may maintain inventory for these items at the subcontractors’ locations. Critical components, technology shortages or business interruption at our contract manufacturers could cause production delays that may result in expediting costs or lost business.

A substantial portion of the Company’s shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders in the OSP segment may require delivery within 48 hours. To meet this demand, the Company maintains inventory at its facilities and outsource suppliers. In addition, the OSP segment maintains some inventory at customers’ sites. Because of the rapid technological changes to our products, the Company faces a recurring risk that the inventory it holds may become obsolete.

CNS and OSP Competition

The markets for the Company’s products are intensely competitive and the Company has no reason to believe that this competitive environment will ease in the future, especially in the rapidly changing markets for broadband products. The Company’s primary competitors vary by market. The Company’s principal competitors with respect to its OSP products include Charles Industries, Ciena, Emerson, Purcell, Ruggedcom, TE Connectivity and Telect. The Company’s principal competitors with respect to its CNS broadband products are primarily Sagem, Motorola, Pace (2Wire Inc.), Cisco Systems Inc. (Linksys), D-Link Systems Inc., Actiontec Electronics Inc., Technicolor and ZyXEL Communications Co. Prior to the sale of CNS assets and transfer of liabilities to NETGEAR in April 2011, the Company believed that it was one of the leading sellers of broadband customer premises equipment (“CPE”) products for telecommunication service providers in North America. However, many of the Company’s competitors are significantly larger, with broader product lines, and have more financial resources than the Company. To compete against these competitors, the Company focuses on quality, time-to-market, and the ability to react quickly to market changes, leveraging its U.S. based product management and product development teams. The Company expects that ongoing competitive pressure from Asian-based manufacturers will continue to exert downward pressure on pricing in the CNS segment.

Since the Company currently derives the majority of its total revenues from the sale of products to telephone companies, the Company faces indirect competition from alternative products optimized for other broadband networks. Telephone companies face competition from MSOs, new local access providers and broadband wireless service providers that are capable of providing high speed digital transmission to end users. OSP sells demarcation solutions including cabinets, enclosures, T1 network interface units without performance monitoring and T1 network protection devices to the cellular backhaul market. The Company believes that as the market transitions from T1 to Ethernet and as more alternative cellular backhaul solutions are deployed like DSL, HDSL, Ethernet, fiber and microwave the demand for the Company’s traditional OSP transmission T1 type products will decline. (Also, see Risk Factors in Item 1A of this report.)

Backlog

Product shipments are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. CNS segment purchase orders with scheduled shipment dates within 60 days are generally firm and non-cancellable. The majority of purchase orders with shipment dates in excess of 60-90 days allow for partial or full cancellation. Shipment dates on non-cancellable purchase orders may be adjusted by some customers on request. The CNS backlog as of May 13, 2011 disclosed below, however, is non-cancellable. OSP segment purchase orders are generally received less than a month prior to shipment.

As of May 13, 2011, the CNS and OSP segments had $18.5 million and $2.5 million of backlog, respectively. As of May 13, 2010, the CNS and OSP segments had $8.7 million and $4.0 million of backlog, respectively.

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

ConferencePlus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of audio, web and video collaboration and presentations. ConferencePlus offers conference call services that can include a blend of audio, graphics, spreadsheets and other documents that can be carried over and archived on the Internet to enhance the traditional audio conference call. By enabling the sharing of this blend of information, ConferencePlus can help organizations increase productivity and save money by reducing travel time and costs, and making it easier for people in remote locations to work together. Conferencing and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. These technologies also help companies communicate and collaborate effectively in the face of health and safety threats and other impediments to travel and formal gatherings.

ConferencePlus Customers - Diverse Distribution Channels

ConferencePlus has historically acted as a provider of conferencing and meeting services on a wholesale basis, managing and hosting applications for major carriers and telecommunications resellers. About 20% of ConferencePlus’ revenues come from indirect commercial conferencing services to customers who market or use ConferencePlus services under their own brand names. Such companies choose to outsource and private label audio, web and video conferencing services to maintain continuity, save costs and focus on their core competencies. By selling to indirect or resale customers, ConferencePlus effectively increases the size of its sales organization without incurring the expense necessary with a direct sales force.

ConferencePlus Sales

ConferencePlus also sells its services directly to companies through its national accounts sales force and a telesales team. This area continues to be a strong part of ConferencePlus’ business and the Company expects to continue to invest resources in this area in order to maintain a diverse mix of revenue sources. The deployment of this strategy is designed to improve the recognition of the ConferencePlus brand, which has strategic long term benefits to the Company.

ConferencePlus Research and Development - State-of-the-Art Network and Integrated Systems

The ConferencePlus segment incurred approximately $2.5 million, $2.2 million and $2.2 million, respectively, of research and development expense activities in fiscal years 2011, 2010 and 2009, respectively.

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

ConferencePlus International Reach

As customers globalize their telecommunications services, ConferencePlus has expanded its operational presence internationally to meet these needs. In addition to its main operational centers in Schaumburg, Illinois and Dublin, Ireland, ConferencePlus has conferencing bridges located in Chicago, Illinois; Oakbrook, Illinois; New York, New York; Dallas, Texas; London, England; Stockholm, Sweden and Kuala Lumpur, Malaysia. The international market for conferencing is expected to grow as a result of deregulation and improved networks with associated reductions in end user costs.

ConferencePlus Customers

ConferencePlus’ indirect or private label customers and many of its other customers are significantly larger than, and are thus able to exert a high degree of influence over, ConferencePlus. ConferencePlus depends on large customers to provide a significant percent of its revenues. Although the Company has focused on broadening its customer base, a loss of one of these large customers could have a material adverse effect on ConferencePlus’ business. Prior to selling its services, ConferencePlus may be required to undergo lengthy approval and purchase processes. Evaluation can take a few months for services that vary slightly from existing services used by the prospective customer to a year or more for services based on cutting edge technologies or which represent a new strategic direction for the customer, as is the case with private labeling conference services for a large reseller.

ConferencePlus Competition

Competition in the conferencing business is intense and ConferencePlus expects that competition will increase due to low barriers to entry and recent entrants into the audio, web and video conferencing service market. Many of ConferencePlus’ competitors, including InterCall, AT&T, Verizon, Premiere and British Telecom, have greater name recognition, more extensive customer service and marketing capabilities and substantially greater financial, technological and personnel resources than ConferencePlus. There can be no assurance that ConferencePlus will be able to successfully compete in this market in the future or that competitive pressures will not result in price reductions that would materially adversely affect its business and results of operations.

Consolidated International Revenue

Revenues from international customers represented approximately $9.8 million, $11.1 million and $9.1 million of the Company’s revenues in fiscal years 2011, 2010, and 2009, respectively, which represents approximately 5.1%, 6.1% and 4.9% of the Company’s total revenues in such years.

Major Customers

The Company depends, and may continue to depend, on the telephone companies and other independent local exchange carriers for the majority of its revenues. Sales to the Company’s largest customer, Verizon, accounted for 30.6% of the Company’s total revenues in fiscal year 2011.

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

Employees

As of May 13, 2011, the Company had 365 full-time employees. The following table reflects headcount by segment and functional area:

	CNS	OSP	CP	Corporate	Total
Operations	9	43	97	—	149
Sales and marketing	10	29	53	—	92
Research and development	14	29	20	—	63
General and administrative	2	3	35	21	61

Total employees	35	104	205	21	365

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

The global economy has been undergoing a period of unprecedented volatility, which has affected the demand for our equipment and services. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition. The Company may experience a decrease in purchases or usage of our products and services if increased unemployment leads to lower utilization of telecommunications and conferencing services. Customers may stop or decrease purchasing due to efforts to reduce inventory and conserve cash. The Company may also experience business disruptions due to an inability to obtain equipment, parts and supplies from suppliers if fragile supply businesses fail.

We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of a major customer could adversely impact our business.

We have and may continue to depend on U.S. telephone companies for the majority of our revenues in our CNS and OSP equipment segments. The telephone companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. These customers may often be permitted to reschedule orders without penalty. Even if demand for our products is high, the telephone companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

ConferencePlus’ customer base is relatively concentrated; its top twenty-five customers represent a large portion of total revenue and income. ConferencePlus’ customers continually undergo review and evaluation of their conferencing and meeting services to evaluate the merits of alternative outsourcing or of bringing those services in-house rather than outsourcing them. There can be no assurance in the future that ConferencePlus’ customers will not develop their own internal conferencing and meeting services. ConferencePlus must continually provide higher quality, lower cost services to maintain and grow its customer base. A loss of a major account could have a material adverse effect on ConferencePlus.

Overall sales and product mix sold to our large customers have fluctuated in the past and could vary in the future resulting in significant fluctuations in quarterly operating results which may adversely impact our stock price.

We have long-term customer pricing contracts with a limited amount of coverage by way of long-term contracts or arrangements with suppliers, which could adversely affect our ability, with certainty or economically, to purchase components and technologies used in our products.

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

OSP customers often place orders for product within the month of their requested delivery date. We therefore do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked or orders becoming non-cancellable in that quarter. Our expense levels and inventory commitments are based on anticipated customer demand and are relatively fixed in the short term. Therefore, we may be unable to cancel purchase orders with our suppliers or adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an immediate adverse impact on our business and operating results.

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

We are dependent on offshore suppliers in Asia. Although there is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue.

We rely on subcontractors in Asia for assembly and testing of and to purchase raw materials used in such assemblies. The reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our outsource manufacturing partners are expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.

ConferencePlus maintains call centers and bridging equipment in the United States, Ireland, England, Sweden and Malaysia. If any of the call centers or bridging equipment were unavailable due to natural or other disaster, then our business could be harmed.

Because ConferencePlus conducts a substantial amount of business via the internet, its systems can be the target of cyber-attacks or hacking for the purpose of gaining access to information or fraudulently using the services. Such attacks, if not properly detected and defended against, can result in business interruption and other harm to the business.

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

We rely on third parties for technology in our products and to deliver our services. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company’s current products and services and enable the Company, in turn, to develop its own products and provide services on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

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

In the event that these suppliers discontinue the manufacture of materials used in our products, we would be forced to incur the time and expense of finding a new supplier if available or to modify our products in such a way that such materials were not necessary, which could result in increased manufacturing costs.

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

Because of our need to continually compete for customer business, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition, we do not have non-compete contracts with most of our employees. Our inability to attract and retain additional key employees could harm our ability to successfully sell existing products and services, develop new products and services, and implement our business goals.

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

We expect consideration for potential acquisitions or investments to be paid in cash, common stock or a combination of both. If consideration is paid in common stock, this would dilute the ownership of our existing stockholders.

Availability of our deferred tax assets could be limited by an ownership change as defined by Section 382 of the Internal Revenue Code, or by a change in the tax code.

We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. In addition, some tax jurisdictions such as Illinois and Florida have suspended the use of net operating losses to offset future taxable income for a period of time. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.

We have agreed to indemnify NETGEAR against specified losses in connection with the sale of certain assets of the CNS business.

Under the terms of the Asset Purchase Agreement dated as of March 17, 2011, we have agreed to indemnify NETGEAR following the closing of the sale of certain assets of the CNS business against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. We have also made representations and warranties to NETGEAR about the condition of CNS, including matters relating to intellectual property, employee matters and environmental laws. Following the closing, if NETGEAR makes an indemnification claim because it has suffered a loss or a third party has commenced an action against NETGEAR, we may incur expenses to resolve NETGEAR’s claim or to defend NETGEAR and ourselves against the third party action, which expense could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by NETGEAR and we may expend substantial resources trying to determine which party has responsibility for the claim.

Our services are affected by uncertain government regulation and changes in current or future laws or regulations could restrict the way we operate our business.

The telecommunications industry, including most of our customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While most such regulations do not affect us directly, the effects of regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telephone company services and other terms on which telephone companies conduct their business may impede our penetration of local access markets, and/or make the markets less financially attractive.

Risks Related to our Common Stock

We have been and could be the subject of future investigation by the SEC or other governmental authorities that could adversely affect our financial condition, results of operations and the price of our common stock.

In the past, the SEC conducted an investigation regarding events and circumstances surrounding trading in our securities. In August 2009, the SEC informed us that it had completed this investigation without any enforcement action. In the event that a future investigation by the SEC or other governmental authorities leads to significant legal expense or to action against the Company or its directors and officers our financial condition, results of operations and the price of our common stock may be adversely impacted.

Our principal stockholders can exercise significant influence that could discourage transactions involving a change of control and may affect your ability to receive a premium for Class A Common Stock that you purchase.

As of May 13, 2011, as trustees of a voting trust, dated February 23, 1994 (the “Voting Trust”), containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 48.0% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 51.6% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny and Foskett, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price. On May 31, 2011, the Company purchased 1,000,000 shares from the Penny family (see note 15 Subsequent Events).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases the following real property:

Location	Purpose	Square footage	Termination year
Aurora, IL	Office and distribution	185,000	2017
Schaumburg, IL	Office, Conferencing Services	41,860	2013
Dublin, Ireland	Office, Conferencing Services	2,000	2024
Regina, Saskatchewan, Canada	Office and manufacturing	24,000	2012

The Aurora facility is used for its corporate headquarters , product distribution, and warranty processing. Alternative uses are currently being explored for portions of the Aurora facility that exceed the Company’s requirements. In April 2011, the Company entered into an agreement with NETGEAR to sublease a portion of the Aurora facility for a minimum period of six months. The Company has reached a preliminary agreement, subject to negotiation of specific lease terms, to extend the lease of the Regina facility.

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

	High	Low
Fiscal Year 2010
First Quarter ended June 30, 2009	$0.64	$0.27
Second Quarter ended September 30, 2009	1.57	0.56
Third Quarter ended December 31, 2009	1.88	0.96
Fourth Quarter ended March 31, 2010	1.52	1.17
Fiscal Year 2011
First Quarter ended June 30, 2010	$1.65	$1.26
Second Quarter ended September 30, 2010	2.42	1.49
Third Quarter ended December 31, 2010	3.45	1.56
Fourth Quarter ended March 31, 2011	3.80	2.85

As of May 13, 2011, there were approximately 656 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.

During the fiscal year ended March 31, 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Issuer Purchases of Equity Securities

In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. There were no share repurchases during the fourth quarter of fiscal year 2011. As of March 31, 2011, there was $9.4 million available for stock repurchases under the approved program.

Performance Graph

The following performance graph compares the change in the Company’s cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2006 and ending March 31, 2011. The stock price performance shown in the performance graph may not be indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Westell Technologies, Inc., the NASDAQ Composite

Index and the NASDAQ Telecommunications Index

*	$100 invested on 3/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/06	3/07	3/08	3/09	3/10	3/11
Westell Technologies, Inc.	100.00	53.32	36.86	6.88	34.89	86.00
NASDAQ Composite	100.00	106.44	101.14	67.88	107.06	125.30
NASDAQ Telecommunications	100.00	113.49	110.41	73.00	107.96	115.65

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of March 31, 2011, 2010, 2009, 2008 and 2007 and for each of the five fiscal years in the period through fiscal year 2011 have been derived from the Company’s Consolidated Financial Statements, which have been audited by Ernst & Young LLP. The data set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$190,177	$181,485	$185,916	$205,729	$256,533
Cost of equipment and services revenue	127,889	123,796	134,742	145,289	173,107

Gross profit	62,288	57,689	51,174	60,440	83,426
Operating expenses:
Sales and marketing	18,224	17,987	24,153	24,067	29,422
Research and development	14,313	13,608	19,854	22,350	24,144
General and administrative	14,389	15,095	20,036	21,537	17,354
Goodwill impairment	—	—	1,381	9,651	—
Intangible amortization	656	641	1,882	1,834	1,699
Restructuring	—	609	752	5,717	343

Total operating expenses	47,582	47,940	68,058	85,156	72,962

Operating income (loss)	14,706	9,749	(16,884)	(24,716)	10,464
Other income (expense), net	(16)	25	662	3,709	3,173
Interest (expense)	(5)	(5)	(15)	(12)	(7)

Income (loss) before income taxes, minority interest and discontinued operations	14,685	9,769	(16,237)	(21,019)	13,630
Income taxes	53,251	558	(77)	(53,495)	(5,474)
Minority interest	—	—	(74)	(260)	(235)

Net income (loss) from continuing operations	67,936	10,327	(16,388)	(74,774)	7,921

Income (loss) from discontinued operations, net of tax of $—, $—, $0, $208 and $418, respectively	—	—	(206)	(1,456)	773

Net income (loss)	$67,936	$10,327	$(16,594)	$(76,230)	$8,694

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$1.00	$0.15	$(0.24)	$(1.06)	$0.11
Basic net income (loss) from discontinued operations	$—	$—	$(0.00)	$(0.02)	$0.01

Basic net income (loss) per share	$1.00	$0.15	$(0.24)	$(1.08)	$0.12

Average number of basic common shares outstanding	67,848	67,987	69,470	70,376	69,946

Diluted net income (loss) per share
Diluted net income (loss) from continuing operations	$0.98	$0.15	$(0.24)	$(1.06)	$0.11
Diluted net income (loss) from discontinued operations	$—	$—	$(0.00)	$(0.02)	$0.01

Diluted net income (loss) per share	$0.98	$0.15	$(0.24)	$(1.08)	$0.12

Average number of diluted common shares outstanding	69,477	68,573	69,470	70,376	71,144

Balance Sheet Data (at end of period):
Cash and cash equivalents	$86,408	$61,315	$46,058	$65,747	$70,183
Working capital (a)	16,295	17,959	19,001	13,317	18,248
Total assets	201,387	121,834	115,564	134,228	207,350
Total stockholders’ equity	$159,281	$87,731	$76,448	$93,495	$167,339

(a)	Working capital is defined as current assets less cash and cash equivalents and current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”) for $33.5 million in cash, subject to certain adjustments. This transaction closed on April 15, 2011. As part of the asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract, and also retained the Homecloud product development program.

Prior to the CNS asset sale to NETGEAR, the CNS segment of the Company designed, distributed, marketed and serviced a broad range of carrier-class broadband products. The CNS family of broadband products enables high-speed transport and networking of voice, data, video, and other advanced services. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of a broadband service package. The Company’s CNS products enable residential customers, small businesses, and small office/home office (“SOHO”) users to access and share broadband services on networked computers, telephones, cell phones, televisions, media players, and other networked devices. A broad offering of networking products and technologies allows the Company to address several segments of the service provider market, distinguished by the methods used to deliver their services: wireline operators (copper and fiber), cable multi-service operators (hybrid fiber-coax), and integrated carriers that operate as combinations of the other three operators.

After the CNS asset sale to NETGEAR, the Company retains one major CNS customer relationship and contract, and expects to sell and service traditional CNS products to that customer through the end of the contract. As of May 13, 2011, the Company had $18.5 million of non-cancellable orders from this customer and expects to complete shipment of product under this contract by December 31, 2011. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development consists of ultra-high-speed applications-capable gateways and other applications-capable devices for the home network, plus associated software for home networking devices, plus Web-based services, to enable the delivery of new services into the home networking environment.

In the OSP segment, the Company designs, distributes, markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution, next-generation outdoor equipment cabinets and service provider demarcation products. The Company’s OSP products offer next-generation outdoor cabinets, enclosures, power distribution panels, flexible edge connectors (with respect to fiber, Ethernet and coax), remote monitoring solutions, DS1 and DS3 transmission plugs, and carrier grade Ethernet solutions. These solutions are optimized for wireline backhaul of cellular traffic, service delivery to business enterprise and smart grid applications. The Company’s OSP segment also provides a value-added Customized Systems Integration (“CSI”) service, offering its customers a single source for complete turnkey solutions, reducing the time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target OSP customers include wireline service providers, wireless service providers, multiple systems operators (“MSOs”), integrated carriers, utility providers and original equipment manufacturers (“OEMs”) worldwide (all known as “service providers”). The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

ConferencePlus allows multiple individuals, organizations and/or businesses to conduct conference calls using a combination of audio, web and video collaboration and presentations. ConferencePlus offers conference call services that can include a blend of audio, graphics, spreadsheets and other documents that can be carried over and archived on the Internet to enhance the traditional audio conference call. By enabling the sharing of this blend of information, ConferencePlus can help organizations increase productivity and save money by reducing travel time and costs, and making it easier for people in remote locations to work together. Conferencing and meeting service technologies also allow organizations and individuals to collect and disseminate information faster, more accurately and without the associated costs of face-to-face meetings. These technologies also help companies communicate and collaborate effectively in the face of health and safety threats and other impediments to travel and formal gatherings.

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

To remain competitive, the Company must continue to invest in new product development and invest in targeted sales and marketing efforts to launch new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, could have a material adverse effect on the Company’s business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in extensive research and development activities.

In view of the Company’s current reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

After the CNS asset sale to NETGEAR, in the CNS segment, the Company is focusing on the Homecloud product development program as well as fulfilling its contractual obligations in the retained CNS customer relationship and contract. The under development Homecloud product family provides a new suite of services, beyond voice + video + data, into the home, for a variety of applications, including enhanced security; media and information management, sharing and delivery; home control; and network management. The Company is considering sale of Homecloud products to its traditional service provider customer base as well as through new partnerships with online cloud-based service providers, and to consumers via various retail and online retail channel partners.

The OSP segment has introduced products and services that focus on customer diversification and has changed from being a provider centered on service to Regional Bell Operating Companies into a provider with new sales channels including independent operating companies (“IOCs”), wireless service providers, MSOs, utility providers and OEMs worldwide. The Company continues to invest in new product areas to compliment the cellular backhaul and smart grid applications.

Critical Accounting Policies

The Company uses estimates and judgments in applying its accounting policies that have a significant impact on the results reported in the Consolidated Financial Statements. The following are the Company’s most critical accounting policies.

Inventory Reserves

The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reserve for obsolete and potentially obsolete inventory. The Company also evaluates inventory to adjust valuations to be the lower of cost or market value. Prices anticipated for future inventory demand are compared to current and committed inventory values.

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

Goodwill and Intangibles

Pursuant to the requirements of Accounting Standards Codification (“ASC”) topic 350, Intangibles-Goodwill and Other (“ASC 350”), the Company evaluates its goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or at an interim period if indicators of impairment exist. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner used to determine the amount of goodwill recognized in a business combination. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology and current like-company market transactions. In fiscal year 2009, impairment of $1.4 million was recorded at the Noran Tel reporting unit in the OSP segment. No impairment was recorded in fiscal years 2011 or 2010.

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

Where multiple-element arrangements exist, fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence (“VSOE”), reliable third-party objective evidence (“TPE”) or management’s best estimate of selling price, in that order.

The Company’s UltraLine Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (“PCS”) to maintain ongoing interoperability within the customer’s network. The Company was not able to establish VSOE or TPE for the specified future software enhancements and therefore relied on management’s estimates of fair value for each of the multiple elements in the arrangement. Revenue is deferred for undelivered elements and recorded when delivery occurs.

Stock–based Compensation

The Company accounts for stock-based compensation using the provisions of ASC topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the grant date fair value recognition of expense related to employee stock-based compensations awards over the requisite service period. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures.

Warranty Costs

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS segment products and up to seven years for OSP segment products. The warranty reserve is based on historical sales and cost of repair or replacement trends.

New Accounting Standards Adopted

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Consolidations (Topic 810): Amendments for Certain Investment Funds and in December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These ASU’s amend the variable interest entity (“VIE”) guidance of ASC 810 (see effective date below).

Effective April 1, 2010, the Company adopted the new VIE guidance of ASC 810. This guidance amends ASC 810, to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of Contineo, a VIE for which the Company was considered the primary beneficiary and which required the financial performance of Contineo to be consolidated in the Company’s financial statements in fiscal years 2010 and 2009. Because the Company is no longer considered the primary beneficiary, the Company is not required to consolidate Contineo in its financial statements effective April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and the Company’s $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of March 31, 2011 is $0.

Results of Operations

Fiscal Years Ended March 31, 2011, 2010 and 2009

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS equipment	$89,079	$87,248	$84,207	$1,831	$3,041
OSP equipment	58,770	52,516	56,506	6,254	(3,990)
ConferencePlus services	42,328	41,721	45,203	607	(3,482)

Consolidated revenue	$190,177	$181,485	$185,916	$8,692	$(4,431)

In fiscal year 2011, consolidated revenue increased 5% compared to the prior year. CNS segment revenue increased 2%. Gateway product revenue increased 61% and modem product revenue decreased 44%. In the current year, end user demand continued to shift from modems toward wireless gateways. The ULS3 product revenue decreased 31%. Average selling prices between years decreased in all three products. OSP revenue increased 12% due primarily to strong demand for products used in cellular backhaul initiatives offset by overall weaker demand for network interface and mounting products. ConferencePlus revenue was relatively flat with an increase of 1% on higher minutes billed, offset in part by a lower rate per minute billed.

In fiscal year 2010, consolidated revenue decreased 2% compared to the prior year. CNS segment revenue increased 4% with unit volume increases offset in part by a decrease in average sales price for both modem and gateway products. The ULS3 product revenue units decreased 6% with stable average selling prices between years. The 7% decrease in OSP revenue resulted from an overall weaker demand for network interface and mounting products. The 8% ConferencePlus revenue decrease was due to the weak economic environment and a loss of revenue from large customers offset in part by the addition of smaller customers which combined for a decrease in call minutes. The decrease was offset in part by $1.2 million of additional revenue related to the collection of the Federal Universal Service Fund (“FUSF”) fees.

Gross profit and margin	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$15,885	$14,348	$8,142	$1,537	$6,206
	17.8%	16.4%	9.7%	1.4%	6.7%
OSP	25,667	23,042	22,808	2,625	234
	43.7%	43.9%	40.4%	(0.2)%	3.5%
ConferencePlus	20,736	20,299	20,224	437	75
	49.0%	48.7%	44.7%	0.3%	4.0%
Consolidated gross profit	$62,288	$57,689	$51,174	$4,599	$6,515
Consolidated gross margin	32.8%	31.8%	27.5%	1.0%	4.3%

In fiscal year 2011, consolidated margin increased 1.0% compared to fiscal year 2010. CNS gross margin increased 1.4%. The CNS gross margin was negatively impacted by lower selling prices but benefited from a more profitable product mix, including $0.9 million of revenue from higher-margin software revenue related to customer projects, when compared to the prior year. OSP and ConferencePlus gross margins were relatively flat year over year.

In fiscal year 2010, consolidated gross margin increased 4.3% compared to fiscal year 2009. CNS gross margin increased 6.7% due primarily to a favorable mix of products sold and lower material costs that resulted from cost-reduced modem and gateway products along with lower freight costs of $1.1 million. Expedited freight was incurred in fiscal year 2009 relating primarily to the ULS3 product and did not recur in fiscal year 2010. OSP gross margin increased 3.5% due to product mix and freight costs that were lower by $0.4 million. ConferencePlus gross margin was negatively impacted in fiscal year 2009 by a loss contingency reserve of $0.7 million for a contractual dispute. The ConferencePlus margin improvement to 48.7% in fiscal year 2010 resulted primarily from lower telecommunication costs caused by a change in the provider of those services and the absence of a $0.7 million loss contingency reserve that was incurred in fiscal year 2009.

Sales and marketing (“S&M”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$4,891	$5,772	$9,464	$(881)	$(3,692)
OSP	5,922	4,998	5,468	924	(470)
ConferencePlus	7,411	7,217	9,221	194	(2,004)

Consolidated S&M expense	$18,224	$17,987	$24,153	$237	$(6,166)

Percentage of Revenue	10%	10%	13%

In fiscal year 2011, consolidated sales and marketing expense increased 1% or $0.2 million compared to the prior year. Certain sales and marketing resources that supported the CNS segment in fiscal year 2010 were transferred to support the OSP segment in fiscal year 2011. This transfer resulted in lower CNS and higher OSP sales and marketing expenses in the current year compared to the prior year. CNS sales and marketing expense declined $0.9 million. In addition to the resource transfer noted above, lower warranty and shipping expenses also impacted fiscal year 2011, but were offset by increased spending on the Homecloud initiative, which started in the second quarter of fiscal year 2011. OSP sales and marketing expenses increased 19% or $0.9 million due primarily to the resource changes noted above. In addition, compensation costs increased due to higher commission expense resulting from increased year-over-year OSP revenue. ConferencePlus sales and marketing expenses increased 3% or $0.2 million due to the addition of sales employees in the current year compared to the prior year.

In fiscal year 2010, consolidated sales and marketing expense decreased 26% or $6.2 million compared to the prior year with reductions in all operating segments due primarily to reorganizations which resulted in fewer employees and lower related personnel costs. In the CNS and ConferencePlus segments, there were 15 and 16 fewer employees as of March 31, 2010 compared to March 31, 2009, respectively. The Company also placed cost controls in each division which resulted in lower spending across most expense categories.

Research and development (“R&D”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$7,949	$9,024	$15,029	$(1,075)	$(6,005)
OSP	3,825	2,339	2,604	1,486	(265)
ConferencePlus	2,539	2,245	2,221	294	24

Consolidated R&D expense	$14,313	$13,608	$19,854	$705	$(6,246)

Percentage of Revenue	8%	7%	11%

In fiscal year 2011, consolidated research and development expenses increased 5% or $0.7 million compared to the prior year. In fiscal year 2011, certain engineering employees that supported the CNS segment in the prior fiscal year were transferred to support development of Ethernet solutions for the OSP segment in the current fiscal year. This personnel transfer had the effect of creating lower CNS and higher OSP research and development expense. CNS research and development expenses decreased 12% or $1.1 million. The reduction was primarily due to lower salary and related costs due to the personnel changes noted above, and a general reduction in overall expenses, including depreciation. This was offset in part by increased spending on the Homecloud initiative, which has been increasing throughout fiscal year 2011. OSP research and development expenses increased 64% or $1.5 million. The increase resulted from the personnel changes noted above, the hiring of new employees, increased prototype expense and $0.1 million of software license expense all incurred to support the development of Ethernet products. ConferencePlus research and development expenses increased 13% or $0.3 million. The increase was due primarily to shifting employee resources from an information technology support function, which is a part of general and administrative expense, to engineering.

In fiscal year 2010, consolidated research and development expenses declined 31% or $6.2 million. The CNS segment made up the majority of this reduction with $6.0 million of lower expense resulting primarily from the reduction of 13 employees that caused $2.0 million of lower personnel-related expense. Additionally, CNS expense related to Contineo declined $0.8 million and new product investments made in fiscal year 2009 for software and new markets did not continue in fiscal year 2010 and resulted in lower overall research and development spending.

General and administrative (“G&A”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$3,365	$3,244	$3,977	$121	$(733)
OSP	2,023	1,998	2,558	25	(560)
ConferencePlus	5,766	6,075	7,885	(309)	(1,810)
Unallocated corporate costs	3,235	3,778	5,616	(543)	(1,838)

Consolidated G&A expense	$14,389	$15,095	$20,036	$(706)	$(4,941)

Percentage of Revenue	8%	8%	11%

In fiscal year 2011, consolidated G&A expenses decreased 5% or $0.7 million compared to the prior year. CNS and OSP share certain general and administrative resources. The CNS segment received 62% and 65% of these resource costs and the OSP segment has been allocated 38% and 35% of the costs in fiscal years 2011 and 2010, respectively. The Company determines allocation percentages by estimating G&A resources spent supporting each segment.

In fiscal year 2011, CNS general and administrative expense increased 4% or $0.1 million. The change in resource allocations noted above was offset by defense and settlement costs of a patent infringement claim of $0.8 million. OSP general and administrative expense was relatively flat year over year with the change in resource allocations noted above offset by reductions in depreciation and other expenses. ConferencePlus general and administrative expense declined 5% or $0.3 million. The decrease resulted primarily from lower bad debt expense, legal fees, employee-related costs and professional fees as well as a reallocation of employee resources from the information technology support function to engineering, which is part of research and development expenses, as noted above.

Unallocated corporate general and administrative expense decreased 14% or $0.5 million. The decrease primarily resulted from $0.7 million of cumulative prior year stock-based compensation expense that was recorded in fiscal year 2010 to correct errors in stock-based compensation expense related to prior fiscal years. This reduction was offset in part by $0.5 million of expense directly attributable to the sale of CNS business to NETGEAR, which closed April 15, 2011.

In fiscal year 2010, consolidated G&A expense decreased 25% or $4.9 million with the majority of the reduction in the ConferencePlus segment and in the unallocated corporate costs. The CNS and OSP segments share certain general and administrative resources. The CNS segment was allocated 65% of such shared resource costs and the OSP segment was allocated 35% of the shared costs. Fiscal year 2010 reductions in the shared CNS and OSP G&A expense compared to fiscal year 2009 resulted primarily from $0.5 million of severance recorded in fiscal year 2009, lower information technology costs and lower bank fees resulting from a change in line of credit amounts and providers. ConferencePlus segment G&A decreased by 23% due primarily to lower stock-based compensation expense and lower personnel-related costs. The reduction in unallocated corporate costs resulted primarily from legal expenses that were $1.1 million lower and from the non-recurrence of $0.9 million of stock-based compensation expense recorded in fiscal year 2009 that related to the accelerated vesting of restricted stock awards made to Mr. Thomas Mader, a former Chief Executive Officer of the Company. These reductions were offset in part by a non-cash charge of $0.7 million recorded in fiscal year 2010 to correct errors in stock-based compensation expense related to prior fiscal years. Legal expense in fiscal year 2009 included costs related to an SEC investigation, which concluded without enforcement action in fiscal year 2010.

Restructuring	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$—	$414	$363	$(414)	$51
OSP	—	46	220	(46)	(174)
ConferencePlus	—	149	169	(149)	(20)

Consolidated restructuring expense	$—	$609	$752	$(609)	$(143)

There were no restructuring expenses in fiscal year 2011. In fiscal years 2010 and 2009, the Company had cost reduction initiatives that led to reductions in force in all operating segments that resulted in severance cost for 50 and 20 employees, respectively.

Intangible amortization	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CNS	$5	$1	$—	$4	$1
OSP	540	528	1,823	12	(1,295)
ConferencePlus	111	112	59	(1)	53

Consolidated intangible amortization	$656	$641	$1,882	$15	$(1,241)

Intangible assets consist primarily of product technology and of customer relationships from previous acquisitions. The reduction in OSP intangible amortization in fiscal year 2010 compared to fiscal year 2009 was due to intangibles from the Teltrend, Inc. acquisition becoming fully amortized at the end of fiscal year 2009.

Goodwill impairment As of March 31, 2011, the Company had $1.1 million, $0.3 million and $0.8 million of goodwill in the ConferencePlus, ConferencePlus Global Services and Noran Tel reporting units, respectively. ConferencePlus and ConferencePlus Global Services are in the ConferencePlus operating segment while Noran Tel is part of the OSP operating segment.

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

No impairment was identified during fiscal years 2011 and 2010. Due to the adverse economic environment, an interim impairment test was performed on the Noran Tel reporting unit in the third quarter of fiscal year 2009 that resulted in a $1.4 million charge to adjust goodwill in the unit to its fair value. No impairment was identified in the annual test performed in the fourth quarter of fiscal year 2009.

Other income (expense) Other income (expense), net was $(16,000), $25,000 and $662,000 for fiscal years 2011, 2010, and 2009, respectively. Other income (expense), net was primarily comprised of interest income earned on short-term cash investments and gains or losses on intercompany balances denominated in foreign currency. The decrease in fiscal year 2011 compared to fiscal year 2010 was due primarily to gains or losses on intercompany balances denominated in foreign currency. The decrease in fiscal year 2010 compared to fiscal year 2009 was due primarily to lower short-term interest rates and greater holdings of cash in non-interest-bearing accounts.

Income taxes Income tax in fiscal years 2011 and 2010 was a benefit of $53.3 million and $0.6 million, respectively, compared to expense of $0.1 million for fiscal year 2009. In fiscal year 2011, after considering both the positive and negative evidence, including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the sale of the majority of its CNS business for an estimated $32 million tax gain, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. Prior to fiscal year 2011, a full valuation allowance on deferred tax assets was in place. As a result of this change in assessment of realizability of deferred tax assets and current year income, the valuation allowance decreased by $60.8 million. A reduction of valuation allowance increases the net deferred tax asset value and adds to net income. Additionally, the Company recognized an additional $0.7 million of tax benefits relating to changes or expiration of uncertain tax positions. In fiscal year 2010, the Company recorded a $0.8 million income tax benefit that was derived from a refund of alternative minimum tax credits. Additionally, the statute of limitations expired on a contingent tax reserve resulting in a $0.4 million tax benefit. The remaining tax expense in fiscal year 2010 resulted from foreign, state and federal alternative minimum tax, as the Company was able to utilize its reserved federal net operating loss carryfowards to offset taxable income.

Minority interest Minority interest expense was $74,000 in fiscal year 2009. Minority interest expense represents the minority interest holder’s share of income for the then 91.5% owned subsidiary, Conference Plus, Inc. The minority interest was purchased by the Company in the third quarter of fiscal year 2009, therefore fiscal years 2011 and 2010 have no minority interest expense.

Discontinued operations In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary in the UK and closed the facility in the same year. Net loss from discontinued operations was $0.2 million in fiscal year 2009. There were no discontinued operations in fiscal years 2011 and 2010.

Net income (loss) Net income was $67.9 million and $10.3 million in fiscal years 2011 and 2010, respectively, compared to a net loss of $16.6 million fiscal year 2009. The changes were due to the cumulative effects of the variances identified above.

Quarterly Results of Operations

The Company has and may continue to experience fluctuations in quarterly results of operations. Such fluctuations in quarterly results may correspond to substantial fluctuations in the market price of the Class A Common Stock. Some factors which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for excess or obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions.

Sales to the Company’s customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of orders could cause significant fluctuations in the Company’s quarterly results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and caution should be used when placing reliance upon such comparisons as indications of future performance.

For a detailed comparison of the eight quarters ended March 31, 2011, see Note 14, Quarterly Results of Operations (Unaudited), in the notes to the financial statements.

Liquidity and Capital Resources

At March 31, 2011, the Company had $86.9 million in cash and cash equivalents and short-term investments, consisting of bank deposits, money market funds and certificates of deposits. At March 31, 2011, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. Off-balance sheet arrangements of the Company include the Enginuity note described in Note 10 of the Consolidated Financial Statements and standard operating leases. Total future obligations and commitments as of March 31, 2011 were $53.5 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2012 and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate (the “Base Rate”). The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2011.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

The Company’s operating activities generated cash of $24.2 million and $17.5 million in fiscal years 2011 and 2010, respectively, and used cash of $14.7 million in fiscal year 2009. Cash generated in fiscal year 2011 resulted primarily from net income adjusted for non-cash items of $17.4 million plus changes in working capital of $6.8 million. Cash generated in fiscal year 2010 resulted primarily from net income adjusted for non-cash items of $16.1 million plus changes in working capital. Cash used in fiscal year 2009 resulted primarily from a net loss of $16.6 million offset by $10.6 million of non-cash items. The change in balance sheet accounts was a use of $8.7 million resulting primarily from increases in inventory, prepaid expenses and accounts receivable.

The Company’s investing activities used $1.3 million, $0.9 million and $3.3 million in fiscal years 2011, 2010 and 2009, respectively. In fiscal year 2011, the Company used $0.8 million on capital expenditures, primarily in its ConferencePlus segment and $0.5 million in purchases of short-term investments. In fiscal year 2010, the Company used $0.9 million on capital expenditures primarily in its ConferencePlus segment for bridging equipment. In fiscal year 2009, the Company used $2.4 million on capital expenditures and $3.7 million to acquire the remaining minority interest of Conference Plus, Inc. Additionally, the Company sold $2.6 million of short-term investments to fund a deferred compensation arrangement. The ConferencePlus segment capital expenditures in fiscal year 2009 were $0.9 million. These expenditures were primarily for teleconference bridge equipment.

The Company’s financing activities provided cash of $2.0 million in fiscal year 2011 and used cash of $1.5 million and $1.4 million in fiscal years 2010 and 2009, respectively. The Company purchased $0.6 million, $1.4 million and $1.6 million of treasury stock in fiscal years 2011, 2010 and 2009, respectively. The Company received proceeds from the exercise of stock options of $2.6 million, $4,000 and $0.1 million in fiscal years 2011, 2010 and 2009, respectively.

Future obligations and commitments as of March 31, 2011 consisted of the following:

	Payments due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Purchase obligations*	$32,341	$3,060	$2,249	$—	$—	$—	$37,650
Future minimum lease payments for operating leases	2,811	2,648	2,300	2,139	2,160	3,816	15,874

Future obligations and commitments	$35,152	$5,708	$4,549	$2,139	$2,160	$3,816	$53,524

*	Purchase obligations consist of materials in the CNS and OSP equipment segments and local and long distance telephone service commitments in the ConferencePlus segment that arise in the normal course of business operations.

On March 17, 2011, the Company entered into a definitive agreement to sell substantially all of the assets of the CNS division, other than certain retained business and Homecloud, to NETGEAR, Inc. for $33.5 million in cash, subject to certain adjustments. The sale was completed on April 15, 2011. Certain purchase obligations in the amount of $12.3 million were assigned to NETGEAR upon completion of the sale. In addition, the Company entered into an agreement with NETGEAR to sublease a portion of the Aurora facility for a minimum period of six months.

As of March 31, 2011, the Company had deferred tax assets of approximately $60.4 million before a valuation allowance of $0.5 million, which reduced the recorded net deferred tax asset to $59.9 million. Also, as of March 31, 2011, the Company had a $6.3 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforwards begin to expire in fiscal year 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Off-Balance Sheet Arrangements

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.7 million as of March 31, 2011. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore has not been and is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The balance of the guarantee liability was $0.1 million as of March 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency rate exposures. The Company has foreign subsidiaries in Ireland and Canada that develop and sell products and services in those respective countries and in other countries. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary future exposure is to changes in exchange rates for the U.S. dollar versus the Euro and Canadian dollar. Approximately 7% of the Company’s fiscal year 2011 revenue was denominated in foreign currencies. The Company estimates market risk as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $25,000 in additional other expense based on the ending intercompany balance outstanding at March 31, 2011.

As of March 31, 2011, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $965,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 37 - 67 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 68 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on its assessment of the Company’s internal control over financial reporting as of March 31, 2011. This report is included on page 38.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In the fourth quarter of fiscal year 2011, the Company implemented a new third-party stock-based compensation software solution as previously reported in the Form 10-K for the fiscal year ended March 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011 under the captions “Election of Directors”, “Corporate Governance – Board Committees” and “Section 16(a). Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference.

(b) Executive Officers of the Company

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011 under the caption “Corporate Governance - Executive Officers,” which information is incorporated herein by reference.

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

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011 under the captions “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence”, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2011 and 2010 and for each of the three fiscal years in the period ended March 31, 2011, together with the Report of Independent Registered Public Accounting Firm, are set forth on pages 37 through 67 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.

(2) Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2011, 2010 and 2009 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 68

Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.

(3) Exhibits

Exhibit Number	Document Description

2.1	Asset Purchase Agreement dated as of March 17, 2011 by and between Westell Technologies, Inc., Westell, Inc., NETGEAR, Inc., and NETGEAR Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 18, 2011).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 18, 2009).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.1(a)	Credit Agreement, dated as of March 5, 2009, among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and Conference Plus, Inc., as borrowers, and The Private Bank and Trust Company, as lender (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.1(b)	First Amendment, dated as of March 5, 2010, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The Private Bank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2010).

10.1(c)	Second Amendment, dated as of March 31, 2011, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The PrivateBank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2011).

10.1(d)	Guaranty and Security Agreement, dated as of March 5, 2009, among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and the other parties thereto, as guarantors and grantors, in favor of The Private Bank and Trust Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.2	Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended (incorporated herein by reference to Exhibits 10.4 and 10.16 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.3	Form of Registration Rights Agreement among Westell Technologies, Inc. and trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.5	Employee Stock Purchase Plan (as amended) (incorporated herein by reference to the exhibit filed with the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on July 29, 2008).

10.6	Lease dated September 29, 1997 between WTI (IL) QRS 12-36, Inc.. and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 2, 1997).

10.7	Settlement Agreement dated November 30, 2002 with respect to the lease dated September 29, 1997 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

*10.8	Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

*10.9	Westell Technologies, Inc. 2004 Stock Incentive Plan, as amended and restated as of June 29, 2010 (incorporated herein by reference to Annex A to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.10(a)	Form of Restricted Stock Unit Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.10(b)	Form of Restricted Stock Unit Award Agreement for awards granted to Richard S. Gilbert and Brian S. Cooper on April 4, 2011 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2011).

*10.11	Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.12	Conference Plus, Inc. 2002 Nonqualified Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.13	Form of Conference Plus, Inc. Nonqualified Stock Option Award (for Management Level Employees) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.14	Form of Conference Plus, Inc. Nonqualified Stock Option Award (for Non-Management Level Employees) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.15	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2011).

*10.16	Employment Agreement, dated January 18, 2011, by and between Westell Technologies, Inc., Westell, Inc. and Brian S. Cooper (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2011).

*10.17	Severance Agreement dated April 15, 2009 by and between Westell Technologies, Inc., Westell, Inc. and Amy T. Forster (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2009).

*10.18	Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.19	Summary of Director Compensation (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.20	Form of Non-Employee Director Restricted Stock Award under the 2004 Stock Incentive Plan for awards granted prior to April 2010 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.21	Form of Non-Employee Director Restricted Stock Award under the 2004 Stock Incentive Plan for awards granted on or after April 1, 2010 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.22	Form of Incentive Stock Option Award under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule

The financial statement schedule filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2011.

WESTELL TECHNOLOGIES, INC.

By	/s/ RICHARD S. GILBERT
Richard S. Gilbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2011.

Signature	Title

/s/ RICHARD S. GILBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Richard S. Gilbert

/s/ BRIAN S. COOPER	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Brian S. Cooper

/s/ AMY T. FORSTER	Chief Accounting Officer (Principal Accounting Officer)
Amy T. Forster

/s/ KIRK R. BRANNOCK	Director
Kirk R. Brannock

/s/ ROBERT W. FOSKETT	Director
Robert W. Foskett

/s/ JAMES M. FROISLAND	Director
James M. Froisland

/s/ DENNIS O. HARRIS	Director
Dennis O. Harris

/s/ MARTIN HERNANDEZ	Director
Martin Hernandez

/s/ EILEEN A. KAMERICK	Director
Eileen A. Kamerick

/s/ ROBERT C. PENNY III	Director
Robert C. Penny III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Westell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 of the Notes to the Consolidated Financial Statements, effective April 1, 2010, the Company adopted the Financial Accounting Standards Board’s amended accounting standards related to the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 2, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westell Technologies, Inc.

We have audited Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westell Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westell Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011 of Westell Technologies, Inc. and Subsidiaries and our report dated June 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

June 2, 2011

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$86,408	$61,315
Short-term investments	490	—
Accounts receivable (net of allowance of $147 and $237, respectively)	24,252	17,683
Inventories	12,955	21,258
Prepaid expenses and other current assets	3,156	4,276
Deferred income tax asset	5,048	—
Assets held-for-sale	4,781	—

Total current assets	137,090	104,532

Property and equipment:
Machinery and equipment	13,024	15,681
Office, computer and research equipment	11,769	12,855
Leasehold improvements	9,381	9,313

	34,174	37,849
Less accumulated depreciation and amortization	(30,924)	(33,184)

Property and equipment, net	3,250	4,665

Goodwill	2,197	2,162
Intangibles, net	3,473	4,063
Deferred income tax asset	55,119	5,985
Other assets	258	427

Total assets	$201,387	$121,834

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,664	$15,195
Accrued expenses	4,320	4,781
Accrued compensation	4,883	4,422
Deferred revenue	232	860
Liabilities held-for-sale	1,288	—

Total current liabilities	34,387	25,258
Other long-term liabilities	7,719	8,845

Total liabilities	42,106	34,103
Commitments and contingencies (Notes 1 and 5)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Issued and outstanding – 54,174,144 and 52,762,326 shares at March 31, 2011 and 2010, respectively	541	528
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 14,555,815 and 14,693,619 shares at March 31, 2011 and 2010, respectively	146	147
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	402,337	398,756
Treasury stock at cost – 4,629,373 and 4,273,309 shares at March 31, 2011 and 2010, respectively	(3,854)	(3,302)
Cumulative translation adjustment	965	645
Accumulated deficit	(240,854)	(309,043)

Total stockholders’ equity	159,281	87,731

Total liabilities and stockholders’ equity	$201,387	$121,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2011	2010	2009
Equipment revenue	$147,849	$139,764	$140,713
Services revenue	42,328	41,721	45,203

Total revenue	190,177	181,485	185,916

Cost of equipment revenue	106,297	102,374	109,763
Cost of services revenue	21,592	21,422	24,979

Total cost of equipment and services revenue	127,889	123,796	134,742

Gross profit	62,288	57,689	51,174

Operating expenses:
Sales and marketing	18,224	17,987	24,153
Research and development	14,313	13,608	19,854
General and administrative	14,389	15,095	20,036
Goodwill impairment	—	—	1,381
Intangible amortization	656	641	1,882
Restructuring	—	609	752

Total operating expenses	47,582	47,940	68,058

Operating income (loss)	14,706	9,749	(16,884)

Other income (expense), net	(16)	25	662
Interest (expense)	(5)	(5)	(15)

Income (loss) before income taxes, minority interest and discontinued operations	14,685	9,769	(16,237)
Income taxes	53,251	558	(77)
Minority interest	—	—	(74)

Net income (loss) from continuing operations	67,936	10,327	(16,388)

Income (loss) from discontinued operations, net of tax of $— , $— and $0, respectively	—	—	(206)

Net income (loss)	$67,936	$10,327	$(16,594)

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$1.00	$0.15	$(0.24)
Basic net income (loss) from discontinued operations	$—	$—	$(0.00)

Basic net income (loss) per share	$1.00	$0.15	$(0.24)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.98	$0.15	$(0.24)
Diluted net income (loss) from discontinued operations	$—	$—	$(0.00)

Diluted net income (loss) per share	$0.98	$0.15	$(0.24)

Weighted-average number of shares outstanding:
Basic	67,848	67,987	69,470
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units, and stock options[1]	1,629	586	—

Diluted	69,477	68,573	69,470

The accompanying notes are an integral part of these Consolidated Financial Statements.

[1]

The Company had 2.4 million and 6.1 million options outstanding as of March 31, 2011 and 2010, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Comprehensive Income	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2008		$567	$147	$394,930	$926	$(302,776)	$(299)	$93,495
Net income (loss)	$(16,594)	—	—	—	—	(16,594)	—	(16,594)
Translation adjustment	(1,132)	—	—	—	(1,132)	—	—	(1,132)

Total comprehensive (loss)	$(17,726)
Options exercised		1	—	98	—	—	—	99
Treasury Stock		(29)	—	—	—	—	(1,605)	(1,634)
Shares sold under Employee Stock Purchase Plan		0	—	22	—	—	—	22
Stock-based compensation		—	—	2,192	—	—	—	2,192

Balance, March 31, 2009		$539	$147	$397,242	$(206)	$(319,370)	$(1,904)	$76,448
Net income (loss)	$10,327	—	—	—	—	10,327	—	10,327
Translation adjustment	851	—	—	—	851	—	—	851

Total comprehensive income	$11,178
Options exercised		0	—	4	—	—	—	4
Treasury Stock		(12)	—	(19)	—	—	(1,398)	(1,429)
Restricted stock grant, net of forfeitures		1	—	—	—	—	—	1
Stock-based compensation		—	—	1,529	—	—	—	1,529

Balance, March 31, 2010		$528	$147	$398,756	$645	$(309,043)	$(3,302)	$87,731
Net income (loss)	$67,936	—	—	—	—	67,936	—	67,936
Translation adjustment	320	—	—	—	320	—	—	320

Total comprehensive income	$68,256
Class B stock converted to Class A stock		1	(1)	—	—	—	—	—
Deconsolidation of Contineo		—	—	—	—	253	—	253
Repurchase of subsidiary stock options		—	—	(36)	—	—	—	(36)
Options exercised		15	—	2,601	—	—	—	2,616
Treasury Stock		(4)	—	(5)	—	—	(552)	(561)
Restricted stock grant, net of forfeitures		1	—	—	—	—	—	1
Stock-based compensation.		—	—	1,021	—	—	—	1,021

Balance, March 31, 2011		$541	$146	$402,337	$965	$(240,854)	$(3,854)	$159,281

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$67,936	$10,327	$(16,594)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,700	3,793	5,821
Goodwill impairment	—	—	1,381
Stock-based compensation	1,021	1,529	2,192
Exchange (gain) loss	(52)	(160)	234
(Gain) loss on sale or disposal of fixed assets	2	19	(63)
Restructuring	—	609	966
Deferred taxes	(54,200)	—	—
Minority interest	—	—	74
Changes in assets and liabilities:
Accounts receivable	(6,426)	3,349	(1,780)
Inventory	3,702	(812)	(2,587)
Prepaid expenses and other current assets	1,132	3,249	(4,545)
Other assets	167	815	(728)
Deferred revenue	(705)	(1,630)	2,377
Accounts payable and accrued expenses	8,522	(4,308)	4,121
Accrued compensation	436	726	(5,573)

Net cash provided by (used in) operating activities	24,235	17,506	(14,704)

Cash flows from investing activities:
Purchases of property and equipment	(785)	(948)	(2,381)
Proceeds from the sale of equipment	—	—	90
Sale (purchase) of investments	(490)	—	2,602
Acquisition of minority interest	—	—	(3,650)

Net cash provided by (used in) investing activities	(1,275)	(948)	(3,339)

Cash flows from financing activities:
Borrowing (repayment) of debt and leases payable	—	(43)	121
Purchase of treasury stock	(561)	(1,429)	(1,634)
Proceeds from stock options exercised	2,616	4	121
Repurchase of subsidiary stock options	(36)	—	—

Net cash provided by (used in) financing activities	2,019	(1,468)	(1,392)

Effect of exchange rate changes on cash	114	167	(254)
Net increase (decrease) in cash	25,093	15,257	(19,689)
Cash and cash equivalents, beginning of period	61,315	46,058	65,747

Cash and cash equivalents, end of period	$86,408	$61,315	$46,058

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$7	$17
Cash paid for income taxes, net	$874	$161	$179

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation:

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. During December 2008, Conference Plus, Inc. (“ConferencePlus” or “CP”) became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest. ConferencePlus provides audio, web and video conferencing services to various customers. Conference Plus Global Services, Ltd. (“CPGS”) is a wholly owned subsidiary of ConferencePlus that provides services similar to ConferencePlus. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. In the first quarter of the fiscal year ended March 31, 2009, the Company decided to cease the operations of Westell Limited, which was a wholly owned subsidiary of Westell, Inc. All employees of the subsidiary have been terminated and the facility has been closed. The results of operations of Westell Limited have been classified as discontinued operations for the year ended March 31, 2009. The fiscal year 2009 Consolidated Statements of Cash Flows include discontinued operations.

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the Customer Networking Solutions (“CNS”) segment to NETGEAR, Inc. (“NETGEAR”) for $33.5 million in cash, subject to certain adjustments. As a result, the carrying value of those assets and liabilities are presented as held-for-sale on the Consolidated Balance Sheet as of March 31, 2011 (see Note 15 Subsequent Events for additional information).

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In addition, during fiscal years 2010 and 2009, Contineo Systems, Inc. (“Contineo”) a variable interest entity (“VIE”) was also included in the Consolidated Financial Statements as the Company was then the primary beneficiary. Contineo was deconsolidated effective April 1, 2010 as a result of the adoption of Accounting Standards Codification (“ACS”) topic 810 (see the New Accounting Standards Adopted section of Note 2). The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Business Acquisitions

During December 2008, ConferencePlus became a wholly owned subsidiary when the Company purchased the remaining 8.5% minority interest consisting of 2,398,114 shares for approximately $3.7 million. In accordance with Accounting Standards Codification (“ASC”) topic 805, Business Combinations (“ASC 805”), the purchase price of $3.7 million was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. This resulted in a $266,000 intangible asset that will be amortized over a 5 year life and tested for impairment in accordance with ASC topic 360, Property, Plant, and Equipment (“ASC 360”).

Note 2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits and money market funds. Money market funds are accounted for as available-for-sale securities under the requirements of ASC topic 320, Investments – Debt and Equity Securities (“ASC 320”).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company currently invests its excess cash in money market funds and in certificates of deposit that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s U.S. bank deposits are fully insured under the FDIC.

Earnings per Share

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

	March 31,
(in thousands)	2011	2010
Raw material	$9,035	$8,106
Finished goods	10,127	14,843
Reserve for excess and obsolete inventory and net realizable value	(1,551)	(1,691)

Total inventories	17,611	21,258
Inventories held-for-sale (see Note 15)	(4,656)	—

Inventories net of amounts held-for sale	$12,955	$21,258

Prepaid Expenses and Other Current Assets

The Company has prepaid and current assets consisting primarily of rebate receivables from vendors, prepaid product royalty, prepaid maintenance agreements and prepaid rent.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life, as follows:

Machinery and equipment	5-7 years
Office, computer and research equipment	2-5 years

Depreciation expense was $2.0 million, $3.2 million and $3.9 million for fiscal years 2011, 2010 and 2009, respectively. In accordance with ASC 360, the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset. In fiscal year 2009, there was an impairment charge of $68,000 related to the Noran Tel reporting unit in the Outside Plant Systems (“OSP”) segment. No such impairment losses were recorded in fiscal years 2011 or 2010.

Goodwill and Intangibles

The Company accounts for goodwill and other intangibles under ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that these assets be reviewed for impairment at least annually. The Company currently has three reporting units that contain goodwill consisting of Noran Tel, Conference Plus, Inc., and Conference Plus Global Services, Ltd. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology estimating future cash flow, discount rates, growth rates and other assumptions, as well as, current like-company market transactions. The Company performs its annual impairment test in the fourth quarter of each fiscal year or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company did not recognize any impairment loss on goodwill in fiscal years 2011 or 2010.

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

Changes in the carrying amounts of goodwill by reporting units are as follows:

	ConferencePlus	ConferencePlus Global Services	NoranTel	Westell Inc.	Total
Gross Goodwill	$1,052	$322	$1,890	$9,651	$12,915
Accumulated Impairment	—	—	(1,381)	(9,651)	(11,032)
Currency Translation	—	—	126	—	126

April 1, 2009 Balance, net	1,052	322	635	—	2,009
Additions	—	—	—	—	—
Impairment	—	—	—	—	—
Currency Translation	—	—	153	—	153

March 31, 2010 Balance, net	1,052	322	788	—	2,162
Additions	—	—	—	—	—
Impairment	—	—	—	—	—
Currency Translation	—	—	35	—	35

March 31, 2011 Balance, net	$1,052	$322	$823	$—	$2,197

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

Goodwill decreased by $1.3 million during fiscal year 2009. This decrease was due to a $1.4 million impairment charge in the Noran Tel reporting unit in the OSP segment, noted above, and foreign currency changes. As of March 31, 2011, the Company had a total of $2.2 million of goodwill, of which $1.4 million was included in the ConferencePlus segment and $0.8 million was included in the OSP segment.

The Company has finite and infinite-lived intangible assets related to its acquisitions.

The following table presents details of the Company’s intangibles from acquisitions:

	March 31,
(in thousands)	2011	2010
Gross intangible assets	$39,062	$39,062
Accumulated amortization	(12,017)	(11,361)
Foreign currency fluctuation	296	230
Impairment	(23,868)	(23,868)

Net	$3,473	$4,063

These finite-lived intangibles are being amortized over periods of 3 to 12 years. Finite-lived intangible amortization expense was $0.7 million, $0.6 million and $1.9 million in fiscal years 2011, 2010 and 2009, respectively. The following is the expected future amortization by fiscal year:

	2012	2013	2014	2015	2016	thereafter
Intangible amortization expense	$619	$597	$579	$543	$447	$325

Net carrying amounts of intangible assets are as follows:

	March 31,
(in thousands)	2011	2010
Finite-lived intangible assets:
Product technology (1)	$596	$745
Customer relationships (1)	2,514	2,971

Total finite-lived intangible assets, net	$3,110	$3,716

Infinite-lived intangible assets:
Trade Name (2)	363	347

Total intangible assets	$3,473	$4,063

(1)	Change due to amortization and change in foreign currency exchange rate.
(2)	Change due to change in foreign currency exchange rate.

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

The Company’s UltraLine Series3 products are sold primarily to a single customer with contractual provisions that include specified future software enhancements and post customer support (“PCS”) to maintain ongoing interoperability within the customer’s network. The Company was not able to establish VSOE or TPE for the specified future software enhancements and therefore relied on management’s estimates of fair value for each of the multiple elements in the arrangement. Revenue is deferred for undelivered elements and recorded when delivery occurs.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, is returned within specified time limits, and is currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company’s reserve for returns is not significant.

The Company’s ConferencePlus segment recognizes revenue for conference calls and other services upon completion of the conference call or services.

The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (“ASC 605”).

Shipping and Handling

The Company recorded costs related to shipping and handling expense of $1.0 million, $1.0 million and $1.3 million in sales and marketing expense for the fiscal years 2011, 2010 and 2009, respectively.

Product Warranties

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The Company accrues for estimated warranty costs as products are shipped. See Note 6 for further discussion of the Company’s product warranties.

Research and Development Costs

Engineering and product research and development costs are charged to expense as incurred.

Stock-based Compensation

The Company applies ASC topic 718, Compensation – Stock Compensation (“ASC 718”), to account for stock-based compensation. ASC 718 requires all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. See Note 8 for further discussion of the Company’s share-based compensation plans.

Fair Value Measurements

The Company accounts for the fair value of assets and liabilities in accordance with ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 13 for further discussion of the Company’s fair value measurements.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. See Note 4 for further discussion of the Company’s income taxes.

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

Effective April 1, 2010, the Company adopted the new VIE guidance of ASC 810. This guidance amends FIN 46(R), as codified in ASC 810 to require the Company to perform an analysis of existing investments to determine whether variable interest or interests give the Company a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of significant impact on a VIE and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. It also amends ASC 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of adoption, the Company is no longer considered the primary beneficiary of Contineo, a VIE for which the Company prior to adoption was considered the primary beneficiary and which required the financial performance of Contineo to be consolidated in the Company’s financial statements in fiscal years 2010 and 2009. Because the Company is no longer considered the primary beneficiary, the Company is no longer required to consolidate Contineo in its financial statements effective April 1, 2010. As a result of the adoption of the new VIE guidance in ASC 810, the Company recorded a cumulative-effect adjustment to increase retained earnings by $0.3 million. This adjustment represents the difference between the cumulative net losses of $2.8 million previously recorded through the consolidation of Contineo and the Company’s $2.5 million investment. The Company’s equity value of the Contineo investment recorded on the Company’s books as of March 31, 2011 is $0.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. These amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s financial statements.

Note 3. Revolving Credit Agreements and Debt:

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2012 and amended certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate (the “Base Rate”). The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2011. As of March 31, 2011, the Company had $12.0 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Note 4. Income Taxes:

The income tax expense (benefit) charged to net income are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Federal:
Current	$848	$(589)	$—
Deferred	(53,876)	—	—

	(53,028)	(589)	—
State:
Current	(98)	(156)	159
Deferred	(287)	—	—

	(385)	(156)	159
Foreign:
Current	199	187	(82)
Deferred	(37)	—	—

	162	187	(82)

Total	$(53,251)	$(558)	$77

The statutory federal income tax rate is reconciled to the Company’s effective income tax rates below:

	Fiscal Year Ended March 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.2	0.3	(0.3)
State income tax, net of federal tax effect	3.7	2.4	(0.7)
Valuation allowance	(413.5)	(38.9)	(33.1)
Domestic income taxes on foreign earnings	7.4	—	—
Deferred tax adjustments	9.8	—	—
Contingent tax reserves	(3.2)	(3.0)	(0.3)
Other	(2.0)	(1.5)	(1.1)

	(362.6)%	(5.7)%	(0.5)%

Components of the net deferred income tax asset are as follows:

	March 31,
(in thousands)	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$44	$26
Alternative minimum tax credit	1,453	1,180
Research and development credit carryforward	4,150	3,885
Compensation accruals	2,156	2,882
Inventory reserves	609	641
Warranty reserve	281	148
Net operating loss carryforward	48,921	54,304
Intangibles	1,079	1,445
Other, including deferred tax liabilities	1,724	2,459

	60,417	66,970
Valuation allowance	(527)	(61,297)

Net deferred income tax asset	$59,890	$5,673

Classified in Consolidated Balance Sheet as follows:

	March 31,
(in thousands)	2011	2010
Deferred income tax assets	$60,165	$5,985
Deferred income tax liability – included in other long-term liabilities	(275)	(312)

Net deferred income tax asset	$59,890	$5,673

In addition to the deferred tax assets listed in the table above, the Company has $238,000 of unrecorded tax benefit at March 31, 2011, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for stock issued under the Company’s stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into the Company’s federal and state NOL carry forwards, which are discussed below.

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740 Income Taxes. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, the forecasted income projections, and historical losses.

In fiscal year 2011, after considering both the positive and negative evidence including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the anticipated sale of the majority of its CNS business for an estimated $32 million tax gain, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. Prior to fiscal year 2011, a full valuation allowance on deferred tax assets was recorded. As a result of this change in assessment of realizability of deferred tax assets and current year income, the valuation allowance was reduced by $60.8 million.

The Company has approximately $5.6 million in tax credit carryforwards and a $125.9 million federal net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2012. The federal net operating loss carryforward begins to expire in fiscal year 2020. State net operating loss carryforwards of $4.8 million have varying carryforward periods from five to twenty years. The remaining $0.5 million of valuation allowance as of March 31, 2011 relates to state operating loss carryforwards that are expected to expire prior to utilization.

The Company accounts for uncertainty in income taxes under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, as codified in ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2010 and 2011 is as follows:

(amounts in thousands)
Unrecognized tax benefits at March 31, 2009	$7,616
Additions based on positions related to fiscal year 2010	88
Additions for tax positions of years prior to fiscal year 2010	22
Reductions for tax positions of years prior to fiscal year 2010	—
Reductions as a result of expirations of applicable statutes of limitations	(1,054)
Settlements	—

Unrecognized tax benefits at March 31, 2010	$6,672
Reductions based on positions related to fiscal year 2011	—
Additions for tax positions of years prior to fiscal year 2011	265
Reductions for tax positions of years prior to fiscal year 2011	—
Reductions as a result of expirations of applicable statutes of limitations	(598)
Settlements	(80)

Unrecognized tax benefits at March 31, 2011	$6,259

The unrecognized tax benefits are presented in other long-term liabilities on the Consolidated Balance Sheets.

If the unrecognized tax benefit balances at March 31, 2011 and 2010 were recognized, it would affect the effective tax rate. During fiscal year 2011, $395,000 of unrecognized tax benefits was recognized as income, as the potential exposures related to these liabilities expired. In addition, a liability previously recorded as $88,000 relating to a newly identified uncertain position was recorded in fiscal year 2010 was reduced to $9,000 because it will be settled during fiscal year 2012. During fiscal year 2010, $352,000 of uncertain positions plus $51,000 of previously anticipated interest expense relating to this liability were reversed and recognized as income because the statute of limitations expired on this potential exposure. This resulted in a $592,000 reduction of unrecognized tax benefits and a $189,000 reduction of a corresponding tax receivable. Approximately $140,000 of unrecognized tax benefits and the related deferred tax asset is anticipated to expire unused in the next year.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company accrued $0 and $65,000 for the potential payment of interest related to unrecognized tax benefits as of March 31, 2011 and 2010, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

The major jurisdictions subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2000-2011
U.S. State	2001-2011
Foreign	2006-2011

Note 5. Commitments and Contingencies:

Obligations

The Company leases a 185,000 square foot corporate facility in Aurora, Illinois, to house CNS and OSP product distribution, engineering, sales, marketing and administration pursuant to a lease that originated in 1997 and runs through September 2017. The rental payments are currently $2.0 million a year and increase 2% every other year. The ConferencePlus segment leases approximately 42,000 square feet of office space in Schaumburg, Illinois, pursuant to a lease that was extended two years to run through July 2013. The Company also has commitments to lease other facilities in Canada and Ireland. All of the leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense was $3.3 million, $3.2 million and $4.5 million for fiscal years 2011, 2010 and 2009, respectively. In addition, the Company has leases for office equipment. In fiscal year 2009, the Company recorded a $925,000 non-cash charge to correct an error in the Company’s accounting treatment related to the lease of its corporate headquarters and distribution facility. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC topic 840, Leases (“ASC 840”) the Company recorded a long-term deferred lease liability of $761,000 and $835,000 presented in other long-term liabilities and a short-term deferred lease liability of $74,000 and $55,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2011 and 2010, respectively, to account for uneven rental payments.

Future obligations and commitments as of March 31, 2011 consisted of the following:

	Payments due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Purchase obligations*	$32,341	$3,060	$2,249	$—	$—	$—	$37,650
Future minimum lease payments for operating leases	2,811	2,648	2,300	2,139	2,160	3,816	15,874

Future obligations and commitments	$35,152	$5,708	$4,549	$2,139	$2,160	$3,816	$53,524

*	Purchase obligations consist of materials in the CNS and OSP segments and local and long distance telephone service commitments in the ConferencePlus segment that arise in the normal course of business operations.

On March 17, 2011, the Company entered into a definitive agreement to sell substantially all of the assets and transfer certain liabilities of the CNS division, other than certain retained business and Homecloud, to NETGEAR, Inc. for $33.5 million in cash, subject to certain adjustments. The sale was completed on April 15, 2011. Certain purchase obligations in the amount of $12.3 million were assigned to NETGEAR upon completion of the sale. In addition, the Company entered into an agreement with NETGEAR to sublease a portion of the Aurora facility for a minimum period of six months. (See Note 15 Subsequent Events).

Litigation

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

Wi-LAN Inc. v. Westell Technologies, Inc. et al.

In October 2007, Wi-LAN Inc. (“Wi-LAN”), a patent-holding company existing under the laws of Canada, filed two complaints against the Company, amongst other defendants, in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN sought monetary damages and other relief. In February 2011, the Company settled the lawsuit with the plaintiff. The settlement agreement is not material to the Company and concludes the lawsuit.

As a result of an ongoing vendor dispute in the ConferencePlus segment a $0.7 million loss contingency reserve was recorded in cost of services in fiscal year 2009. The Company applies ASC topic 450, Contingencies (“ASC 450”) in assessing the need for a reserve and concluded that this loss was both probable and estimable. The $0.7 million contingency reserve is classified in accrued expenses as a current liability on the Consolidated Balance Sheet as of March 31, 2010. In April 2010, a settlement agreement was reached for the amount recorded as of March 31, 2010 and the Company paid the entire $0.7 million as part of the settlement in the first quarter of fiscal year 2011.

Note 6. Product Warranties:

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. In fiscal year 2011, the Company modified its policy of replacing CNS segment product to repairing product. The change resulted in a reduction of cost per claim previously accrued. In addition, the actual number of CNS segment units that were serviced under warranty decreased in fiscal year 2011 resulting in lower anticipated rates for future warranty claims. The impact of those changes resulted in a change in estimate and a lower warranty reserve. The change in estimate is shown as a credit in warranty expense in the table below. The current portions of the warranty reserve were $239,000 and $433,000 as of March 31, 2011 and 2010, respectively and are presented on the Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $325,000 and $830,000 as of March 31, 2011 and 2010, respectively, and are presented on the Consolidated Balance Sheets as other long-term liabilities.

The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Total product warranty reserve at the beginning of the period	$1,263	$1,072	$932
Warranty expense (reversal)	(223)	899	562
Utilization	(282)	(708)	(422)

Total product warranty reserve at the end of the period	758	1,263	1,072
Warranty reserve held-for-sale (see Note 15)	(194)	—	—

Product warranty reserve net of amounts held-for-sale	$564	$1,263	$1,072

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

Share Repurchase Program

In March 2008, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding common shares. During fiscal years 2010 and 2009, 1,252,861 and 2,897,320 shares, respectively, were repurchased under this program with a weighted-average per share purchase price of $1.13 and $ 0.56, respectively. On March 3, 2010, the scheduled expiration date of this program, the unused availability of $6,903,115 expired unused.

In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Shares. During fiscal year 2011, 356,064 shares were repurchased under this program with a weighted-average per share price of $1.56. There is $9.4 million remaining for additional treasury stock purchases under this program as of March 31, 2011.

Stock Restriction Agreements

The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer. As of March 31, 2011, a total of 14,555,815 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.

Voting Rights

The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B Common Stock is entitled to four votes per share. As of May 13, 2011, as trustees of a voting trust, dated February 23, 1994 (the “Voting Trust”), containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 48.0% of the votes entitled to be cast by the holders of our common stock. Certain Penny family members also own, or are beneficiaries of trusts, that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 51.6% of the voting power of the Company’s outstanding stock and therefore effectively control the Company. On May 31, 2011, the Company purchased 1,000,000 shares from the Penny family (see note 15 Subsequent Events for additional information).

Shares Issued and Outstanding

The following table summarizes Common Stock transactions for fiscal years 2009, 2010 and 2011:

	Common Shares Issued and Outstanding
(in thousands)	Class A	Class B	Treasury
Balance, March 31, 2008	56,696	14,694	(123)
Options exercised	78	—	—
Shares sold under Employee Stock Purchase Plan	19	—	—
Purchase of Treasury Stock	(2,897)	—	(2,897)
Restricted stock forfeiture	(34)	—	—

Balance, March 31, 2009	53,862	14,694	(3,020)
Options exercised	15	—	—
Purchase of Treasury Stock	(1,253)	—	(1,253)
Restricted stock grant, net of forfeitures	138	—	—

Balance, March 31, 2010	52,762	14,694	(4,273)
Options exercised	1,540	—	—
Class B converted to Class A	138	(138)	—
Purchase of Treasury Stock	(356)	—	(356)
Restricted stock grant, net of forfeitures	90	—	—

Balance, March 31, 2011	54,174	14,556	(4,629)

Note 8. Stock-based Compensation:

The Company applies ASC 718, to account for employee stock-based compensation. ASC 718 requires all employee share-based payments be measured at fair value on the award’s grant date. ASC 718 also requires the recognition of stock-based compensation in the financial statements for the number of awards that are expected to vest over the requisite service period. The estimated forfeiture rate will be reassessed in subsequent periods and may change based on new facts and circumstances.

Employee Stock Incentive Plans

In September 2010, stockholders approved the amended and restatement of the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units and performance stock units share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 5,156,030 shares available for issuance under this plan as of March 31, 2011.

Stock-Based Compensation Expense

Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31
(in thousands)	2011	2010	2009
Cost of equipment revenues	$50	$77	$88
Cost of services	20	5	29
Sales and marketing	296	365	315
Research and development	103	101	136
General and administrative	552	981	1,624

Stock-based compensation expense	1,021	1,529	2,192
Income tax benefit	398	—	—

Total stock-based compensation expense after taxes	$623	$1,529	$2,192

Stock Options

Typically, stock options granted by the Company have an exercise price that is equal to the reported value of the Company’s stock on the grant date. Options usually vest annually from the date of grant over a period of four or five years. The Company’s options have a contractual term of 7 or 10 years. Compensation expense is recognized ratably over the vesting period. Certain options provide for accelerated vesting if there is a change in control (as defined in the 2004 SIP Plan) or when provided within individual employment contracts.

The Company uses the Black-Scholes model to estimate the fair value of employee stock options on the date of grant. That model employs parameters for which the Company has made estimates according to the assumptions noted below. Expected volatilities were based on historical volatilities of the Company’s stock. The expected option lives were derived from the output of the options valuation model and represent the period of time that options granted are expected to be outstanding based on historical trends. The risk-free interest rates were based on the United States Treasury yield curve for the same term as the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

The Company recorded expense of $0.4 million, $1.4 million, and $0.6 million in the twelve months ended March 31, 2011, 2010 and 2009, respectively, related to stock options. During January 2010, the Company identified a $0.7 million error in the calculation of stock-based compensation expense for the prior year periods. The Company’s legacy third-party equity accounting software incorrectly calculated award forfeitures used in determining stock-based compensation expense that resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vesting date. The correction of the error during the third quarter of fiscal year 2010 resulted in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but did not change the cumulative stock-based compensation expense related to those awards over time, as forfeitures are ultimately recorded to reflect the compensation expense for only those options that actually vest. Because stock-based compensation expense is a non-cash item, there was no impact to net cash provided by operations in any period. The cumulative impact of the $0.7 million prior-years error is included as additional expense in the general and administrative expense line on the Condensed Consolidated Statements of Operations in fiscal year 2010. In fiscal year 2011, the Company implemented a new third-party equity accounting software solution.

Cash received from option exercises for the years ended March 31, 2011, 2010 and 2009 were approximately $2.6 million, $0, and $0.1 million, respectively. The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009, was $892,000, $17,000, and $32,000, respectively.

Option activity for the twelve months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2010	6,496,510	3.52	3.2	$948
Granted	87,000	1.89
Exercised	(1,540,078)	1.70
Forfeited	(41,540)	2.13
Expired	(1,284,980)	8.64

Outstanding on March 31, 2011	3,716,912	2.48	3.7	$5,221
Vested or expected to vest as of March 31, 2011	3,685,773	2.49	3.7	$5,177
Exercisable on March 31, 2011	2,348,945	3.04	3.2	$2,577

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

As of March 31, 2011, there was $0.8 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.75 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31
	2011	2010	2009
Input assumptions:
Expected volatility	71%	65%	57%
Risk-free interest rate	1.6%	1.8%	2.8%
Expected life	5 years	5 years	5 years
Expected dividend yield	0.0%	0.0%	0.0%
Output weighted-average-grant-date fair value	$1.12	$0.20	$0.61

The Company issues new shares of stock when stock options are exercised.

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2011 and 2010, non-employee directors received grants of 90,000 and 180,000 shares, respectively, that each vest 25% over four years. There were no restricted stock grants in fiscal year 2009.

The Company recognizes compensation expense on a straight-line basis over the vesting periods of the awards based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.

The following table sets forth restricted stock activity for the twelve months ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2010	140,000	$0.62
Granted	90,000	1.85
Vested	(60,000)	0.67
Forfeited	—	—

Non-vested as of March 31, 2011	170,000	$1.25

The Company recorded $0.1 million, $0.1 million, and $1.2 million of expense in the twelve months ended March 31, 2011, 2010 and 2009, respectively, related to restricted stock. As of March 31, 2011, there was $0.2 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.2 years.

The fiscal year 2009 restricted stock expense was higher than fiscal years 2011 and 2010 expense as it included stock-based compensation due to accelerating vesting of a single award in July 2008, per the terms of the original agreement, when the holder, a former CEO, was no longer employed by the Company.

Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In April 2010, the Compensation Committee granted 620,000 RSUs and 620,000 PSUs to certain executives. The RSUs vest in equal installments over the first four anniversary dates from April 1, 2010. The PSUs are performance-based units under which 0 to 868,000 shares of Class A Common Stock could ultimately be earned, depending on actual fiscal 2011 results in relation to an established performance target. The Class A Common Stock earned from the performance-based units are also subject to further time-based vesting restrictions with 25% of the actual shares earned vesting upon determination of the fiscal year 2011 financial performance with the remaining 75% vesting in equal installments annually beginning April 1, 2012 and for each of the following two years. In accordance with ASC 718, these awards are treated as equity awards and the Company records expense for the performance units based on estimated achievement of the performance goals. The Company recorded stock-based compensation expense of $0.5 million for RSUs and PSUs in fiscal year 2011. There was no RSU or PSU expense in fiscal years 2010 or 2009. As of March 31, 2011, there was approximately $1.5 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the RSUs and PSUs which is expected to be recognized over a weighted-average period of 3.0 years.

The following table sets forth the RSU activity for the twelve months ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2010	—	$—
Granted	620,000	1.43
Vested	—	—
Forfeited	(15,000)	1.43

Non-vested as of March 31, 2011	605,000	$1.43

The following table sets forth the PSU activity for the twelve months ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2010	—	$—
Granted	620,000	1.43
Vested	—	—
Forfeited	(15,000)	1.43

Non-vested as of March 31, 2011	605,000	$1.43

Non-qualified Non-public Subsidiary Stock Options

The Company’s ConferencePlus subsidiary has a stock option plan for the purchase of ConferencePlus stock. There are 2,679,245 shares reserved for issuance under this plan. Stock options granted under this plan have an exercise price that is equal to the calculated value of ConferencePlus stock on the grant date based on a discounted cash flow valuation method and a contractual term of 10 years. Typically, options vest on the fifth anniversary of the options grant date and compensation is expensed ratably over that period. Per the original terms of the option awards, acceleration of vesting may occur due to the following events: an initial public offering, a spin off, or a change in control of ConferencePlus. There were no options granted in fiscal years 2011 or 2010. The options granted in fiscal year 2009 were to replace options that expired during the year. The fiscal year 2009 options were issued with exercise price equal to the exercise price of the expiring options and with immediate vesting. The expense for this grant was therefore recognized immediately.

ConferencePlus uses the Black-Scholes model to estimate the calculated value of employee stock options on the date of grant. That model employs parameters for which the Company has made estimates according to the assumptions noted below. Because ConferencePlus stock is not traded on an exchange nor does it have an internal market for its shares, expected volatilities were based on historical stock volatilities for comparable public companies stock for a period of time comparable to the expected term of the options. The expected option lives were derived from the output of the options valuation model and represent the period of time that options granted are expected to be outstanding which is estimated based on historical information. The risk-free interest rates were based on the United States Treasury yield curve for the same term as the expected term in effect at the time of grant. The dividend yield was based on expected dividends at the time of grant.

During fiscal year 2011, the Company initiated a cash tender offer for certain ConferencePlus employee stock options. Pursuant to the tender offer, employees tendered for purchase 732,191 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $36,000 to the participating employees and incurred equity-based compensation expense of $63,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer and to any amounts paid in excess of fair value.

The Company recorded expense of $63,000, $15,000, and $466,000 in the twelve months ended March 31, 2011, 2010 and 2009, respectively, related to these stock options. The option activity for the year ended March 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average- Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2010	1,293,807	1.58	5.0	$26
Granted	—	—
Exercised	(732,191)	1.78
Forfeited	(1,500)	1.70
Expired	(26,876)	1.73

Outstanding on March 31, 2011	534,740	1.31	6.2	$—
Vested or expected to vest as of March 31, 2011	534,740	1.31	6.2	$—
Exercisable on March 31, 2011	520,490	1.30	6.2	$—

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the estimated fair value of the CPI stock as of the reporting date.

As of March 31, 2011, the Company has fully recognized the expense related to these outstanding options.

There were no options grants in fiscal years 2011 and 2010 under this plan.

The calculated value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2009.

Fiscal Year Ended March 31
2009
Inputs assumptions:
Expected volatility	58%
Risk-free interest rate	2.1%
Expected life	7 years
Expected dividend yield	0.0%
Output weighted-average-grant date fair value	$0.99

Note 9. Benefit Plan:

The Company sponsors a 401(k) benefit plan (the “Plan”) which covers substantially all of its domestic employees. The Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary and matching contributions. In February 2009, the Company eliminated matching contributions. From January 2008 through January 2009, the matching contribution percentage made by the Company was 100% of participants’ contributions up to 4%. Participants were immediately vested in the matching contributions. Matching contribution expense in fiscal year 2009 was approximately $0.8 million. There was no matching contribution expense in fiscal years 2011 and 2010.

Note 10. Note Payable Guarantee:

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.7 million and $0.9 million as of March 31, 2011 and 2010, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $0.1 million as of March 31, 2011 and 2010. The liability is classified as a current liability in accrued expenses in the Consolidated Balance Sheets.

Note 11. Segment and Related Information:

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. Subsequent to the end of fiscal year 2011, the Company sold certain assets and liabilities of the CNS segment to NETGEAR (see Note 15 Subsequent Events for additional information).

OSP: The Company’s OSP product family consists of next generation outdoor cabinets, enclosures, power distribution products, edge connectors (fiber, Ethernet and coax), remote monitoring devices, and DS1 and DS3 transmission plugs. These solutions are optimized for cellular backhaul, service delivery to business enterprise and smart grid applications. The Company’s OSP segment also provides a value-added customized systems integration service, offering its customers a single source for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target customers include wireline service providers, wireless service providers, multi-service operators, utility providers and OEMs worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Certain operating expenses are allocated between the CNS and OSP segments, including rent, information technology costs, and accounting. Segment operating income (loss) excludes certain unallocated Westell, Inc. G&A costs.

Segment information for the fiscal years ended March 31, 2011, 2010 and 2009 is set forth below:

	Fiscal Year Ended March 31, 2011
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$89,079	$58,770	$42,328	$—	$190,177
Gross profit	15,885	25,667	20,736	—	62,288
Gross margin	17.8%	43.7%	49.0%	—	32.8%
Operating expenses:
Sales & marketing	4,891	5,922	7,411	—	18,224
Research & development	7,949	3,825	2,539	—	14,313
General & administrative	3,365	2,023	5,766	3,235	14,389
Goodwill impairment	—	—	—	—	—
Intangible amortization	5	540	111	—	656
Restructuring	—	—	—	—	—

Operating expenses	16,210	12,310	15,827	3,235	47,582

Operating income (loss)	(325)	13,357	4,909	(3,235)	14,706
Other income (expense), net	—	—	—	(16)	(16)
Interest (expense)	—	—	—	(5)	(5)
Income taxes	—	—	—	53,251	53,251

Net income (loss)	$(325)	$13,357	$4,909	$49,995	$67,936

	Fiscal Year Ended March 31, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$87,248	$52,516	$41,721	$—	$181,485
Gross profit	14,348	23,042	20,299	—	57,689
Gross margin	16.4%	43.9%	48.7%	—	31.8%
Operating expenses:
Sales & marketing	5,772	4,998	7,217	—	17,987
Research & development	9,024	2,339	2,245	—	13,608
General & administrative	3,244	1,998	6,075	3,778	15,095
Goodwill impairment	—	—	—	—	—
Intangible amortization	1	528	112	—	641
Restructuring	414	46	149	—	609

Operating expenses	18,455	9,909	15,798	3,778	47,940

Operating income (loss)	(4,107)	13,133	4,501	(3,778)	9,749
Other income (expense), net	—	—	—	25	25
Interest (expense)	—	—	—	(5)	(5)
Income taxes	—	—	—	558	558

Net income (loss)	$(4,107)	$13,133	$4,501	$(3,200)	$10,327

	Fiscal Year Ended March 31, 2009
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$84,207	$56,506	$45,203	$—	$185,916
Gross profit	8,142	22,808	20,224	—	51,174
Gross margin	9.7%	40.4%	44.7%	—	27.5%
Operating expenses:
Sales & marketing	9,464	5,468	9,221	—	24,153
Research & development	15,029	2,604	2,221	—	19,854
General & administrative	3,977	2,558	7,885	5,616	20,036
Goodwill impairment	—	1,381	—	—	1,381
Intangible amortization	—	1,823	59	—	1,882
Restructuring	363	220	169	—	752

Operating expenses	28,833	14,054	19,555	5,616	68,058

Operating income (loss)	(20,691)	8,754	669	(5,616)	(16,884)
Other income (expense), net	—	—	—	662	662
Interest (expense)	—	—	—	(15)	(15)
Income taxes	—	—	—	(77)	(77)
Minority Interest	—	—	—	(74)	(74)
Discontinued operations	—	—	—	(206)	(206)

Net income (loss)	$(20,691)	$8,754	$669	$(5,326)	$(16,594)

	Fiscal Year Ended March 31,
Depreciation and amortization (in thousands)	2011	2010	2009
CNS depreciation and amortization	$428	$1,280	$1,683
OSP depreciation and amortization	809	1,023	2,393
ConferencePlus services depreciation and amortization	1,463	1,490	1,745

Total depreciation and amortization	$2,700	$3,793	$5,821

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

	March 31,
Assets, excluding cash and cash equivalents and short- term investments (in thousands)	2011	2010
Combined CNS and OSP segments assets	$104,268	$50,437
ConferencePlus services assets	10,221	10,082

Total assets, excluding cash and cash equivalents and short-term investments	$114,489	$60,519

Enterprise-wide Information

More than 90% of the Company’s revenues were generated in the United States in fiscal years 2011, 2010 and 2009.

Significant Customers and Concentration of Credit

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Verizon	30.6%	41.6%	44.0%
AT&T	9.3%	13.4%	12.5%

Verizon is a customer to the OSP segment and the CNS segment. AT&T is a customer of all three segments.

Major telephone companies comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2011	2010
Verizon	19.8%	19.2%
Century Link	10.8%	4.8%
Frontier	11.5%	—%
AT&T	6.5%	15.3%

Geographic Information

The Company’s financial information by geographic area was as follows for the fiscal years ended March 31:

(in thousands)	Domestic	International	Total
2011
Revenue	$176,426	$13,751	$190,177
Operating income	13,006	1,700	14,706
Total assets	192,457	8,930	201,387

2010
Revenue	$169,105	$12,380	$181,485
Operating income	8,562	1,187	9,749
Total assets	113,461	8,373	121,834

2009
Revenue	$174,485	$11,431	$185,916
Operating income (loss)	(15,754)	(1,130)	(16,884)
Total assets	108,383	7,181	115,564

International identifiable assets, revenues and operating income (loss) are related to Conference Plus Global Services, Ltd., which has locations in Dublin, Ireland and London, England and Noran Tel, Inc. which is located in Regina, Saskatchewan, Canada.

Note 12. Restructuring:

There were no restructuring expenses in fiscal year 2011.

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

In the third quarter of fiscal year 2009, the Company initiated a reduction in force of 20 employees impacting all three operating segments. As a result of these actions, the Company recorded employee termination costs of $808,000 of which $399,000, $240,000 and $169,000 was recorded in the CNS, OSP and ConferencePlus segments, respectively. As of March 31, 2009 approximately $527,000 was paid leaving an unpaid balance of $281,000. As of March 31, 2010, all of these costs had been paid.

In the first quarter of fiscal year 2009, the Company decided to cease the operations of its Westell Limited subsidiary. All employees were terminated and the facility was closed. The Company recorded $214,000 related to severance expense and $277,000 to write down assets in the quarter ended June 30, 2008. As of March 31, 2009, all of these costs had been paid in full. Westell Limited is shown as discontinued operations in the Company’s Consolidated Statements of Operations.

The fiscal year 2009 restructuring expense also included a reversal of expenses of $56,000 related to a change in estimated severance and outplacement costs associated with a previous restructuring.

The restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee- related	Legal, other and facility costs	Total
Liability at March 31, 2008	2,261	123	2,384
Charged	977	(11)	966
Utilized	(2,960)	(109)	(3,069)

Liability at March 31, 2009	278	3	281
Charged	609	—	609
Utilized	(887)	(3)	(890)

Liability at March 31, 2010	$—	$—	$—

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

Substantially all of the Company’s financial assets are measured at fair value on a recurring basis. The Company’s money market funds and certificates of deposits are measured using Level 1 and Level 2 inputs, respectively. The note payable guarantee described in Note 10 is measured using Level 3 inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2011:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$30,487	$30,487	—	—	Cash and cash equivalents
Certificates of deposit	$490	—	$490	—	Short-term investments

Liabilities:
Guarantee	$66	—	—	$66	Accrued expenses

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

The quarterly fluctuations in revenue and gross profit are due primarily to fluctuations in the CNS segment. These fluctuations are due to product mix variances among the ULS3, modem and gateway products, quantity shipped and generally declining sales prices. The third fiscal quarter ending December 31 contains seasonality effects in both the OSP and ConferencePlus segments. The OSP segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. The ConferencePlus segment revenue is impacted by the number of working days in a quarter and quarters with a higher number of holidays generally have lower revenue compared to other quarters.

	Fiscal Year 2011 Quarter Ended
	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011
(in thousands, except per share amounts)

Revenue	$41,258	$51,068	$48,267	$49,584
Gross profit	15,615	16,478	14,833	15,362
Operating expenses	11,538	11,547	11,842	12,655
Income taxes	473	(138)	(26)	52,942
Net income	4,602	4,763	2,937	55,634
Net income per common share:
Basic	$0.07	$0.07	$0.04	$0.81
Diluted	$0.07	$0.07	$0.04	$0.79

Operating expenses in fiscal year 2011 included the following items: the March 31, 2011 quarter included $0.5 million related to the sale of certain assets of the CNS business to NETGEAR, which closed April 15, 2011 and $0.5 million for the defense and settlement costs of a patent infringement claim. The March 31, 2011 quarter included the release of substantially all of the valuation allowance previously provided against deferred tax assets.

	Fiscal Year 2010 Quarter Ended
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010
(in thousands, except per share amounts)
Revenue	$53,513	$47,353	$42,796	$37,823
Gross profit	15,207	14,572	13,771	14,139
Operating expenses	13,163	11,588	11,704	11,485
Income taxes	(155)	(75)	673	115
Net income	1,978	2,887	2,736	2,726
Net income per common share:
Basic	$0.03	$0.04	$0.04	$0.04
Diluted	$0.03	$0.04	$0.04	$0.04

Operating expenses in fiscal year 2010 included the following items: the June 30, 2009 quarter included $0.6 million of restructuring costs, the December 31, 2009 quarter included a $0.7 million non-cash charge to correct errors in stock-based compensation expense related to prior fiscal years and a $0.8 million income tax benefit derived from a refund of alternative minimum tax credits.

Note 15. Subsequent Events:

Sale of CNS Assets

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR Inc. for $33.5 million in cash, subject to certain adjustments. As part of the agreement, the Company has agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. This transaction closed on April 15, 2011. The assets and liabilities sold as part of the transaction are reported as held-for-sale in the March 31, 2011 balance sheet. The Company expects to record a gain of approximately $32 million on this asset disposition. In connection with the closing of this asset disposition, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement where the Company will provide transition services and sublease office space to NETGEAR. The Company may also receive transition services from NETGEAR.

The components of assets and liabilities held-for-sale presented in the balance sheet of as March 31, 2011 are as follows:

Assets held-for-sale (in thousands)
Inventories	$4,656
Property and equipment, net	125

Total assets held-for-sale	$4,781

Liabilities held-for-sale (in thousands)
Accrued compensation	$370
Accrued expenses	918

Total liabilities held-for-sale	$1,288

Stock Purchase

On May 31, 2011, as part of its authorized share repurchase program described in Note 7, the Company purchased 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. The shares were purchased from the Voting Trust, of which Robert C. Penny III and Robert W. Foskett currently serve as co-trustees, as well as from beneficiaries of the Voting Trust and beneficiaries of other trusts associated with the Penny Family. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company’s Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. Messrs. Penny and Foskett currently serve as directors of the Company.

As of May 13, 2011, as trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett controlled 51.6% of the stock vote. Had these transactions occurred on May 13, 2011, Messrs. Penny and Foskett would have controlled 50.7% of the stock vote following the transaction.

After completion of the repurchase referenced above, the Company has $6.0 million remaining under the $10.0 million repurchase program authorized in February 2010.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance Beginning of Year	Net Additions Charged to Cost and Expenses	Additions (Deductions)		Balance at End of Year
2011
Accounts receivable allowances	$237	$(34)	$(56	)(1)	$147
Reserve for excess and obsolete inventory and net realizable value	1,691	1,157	(1,297	)(2)	1,551
Deferred tax assets valuation allowance	61,297	—	(60,770	)(3)	527
Reserve for returns	15	94	(102)		7

2010
Accounts receivable allowances	$289	$49	$(101	)(1)	$237
Reserve for excess and obsolete inventory and net realizable value	1,336	598	(243	)(2)	1,691
Deferred tax assets valuation allowance	65,108	—	(3,811)		61,297
Reserve for returns	10	97	(92)		15

2009
Accounts receivable allowances	$281	$110	$(102	)(1)	$289
Reserve for excess and obsolete inventory and net realizable value	3,290	580	(2,534	)(2)	1,336
Deferred tax assets valuation allowance	59,657	—	5,451		65,108
Reserve for returns	30	110	(130)		10

(1)	Accounts written off, net of recoveries
(2)	Inventory scrapped against inventory reserves.
(3)	Reversal of valuation allowance due to change in assessment of realizability of deferred tax assets.