Form 10-Q
period 2011-06-30
WESTELL TECHNOLOGIES INC
filed 2011-07-29
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2011:

Class A Common Stock, $0.01 Par Value – 55,166,205 shares

Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2011, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, or otherwise.

Trademarks

The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak® , CPI Conference Plus, Inc. and Design®, ConferencePlus®, Homecloud™, OS Plant Systems®, WESTELL SHADE®, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	March 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,331	$86,408
Restricted cash	3,350	—
Short-term investments	5,155	490
Accounts receivable (net of allowance of $ 110 and $ 147, respectively)	19,195	24,252
Inventories	11,605	12,955
Prepaid expenses and other current assets	3,507	3,156
Deferred income tax asset	8,000	18,700
Assets held-for-sale	—	4,781

Total current assets	153,143	150,742

Property and equipment:
Machinery and equipment	13,031	13,024
Office, computer and research equipment	12,096	11,769
Leasehold improvements	9,422	9,381

	34,549	34,174

Less accumulated depreciation and amortization	(31,383)	(30,924)

Property and equipment, net	3,166	3,250

Goodwill	2,204	2,197
Intangibles, net	3,319	3,473
Deferred income tax asset	40,383	41,467
Other assets	248	258

Total assets	$202,463	$201,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,508	$23,664
Accrued expenses	4,278	3,376
Income tax payable	3,053	944
Accrued compensation	2,247	4,883
Deferred revenue	215	232
Liabilities held-for-sale	—	1,288

Total current liabilities	19,301	34,387
Other long-term liabilities	7,461	7,719

Total liabilities	26,762	42,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	551	541
Issued and outstanding – 55,067,950 and 54,174,144 shares at June 30, 2011 and March 31, 2011, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	146
Issued and outstanding – 13,937,151 and 14,555,815 shares at June 30, 2011 and March 31, 2011, respectively
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	403,857	402,337
Treasury stock at cost – 6,439,881 and 4,629,373 shares at June 30, 2011 and March 31, 2011, respectively	(10,163)	(3,854)
Cumulative translation adjustment	1,040	965
Accumulated deficit	(219,723)	(240,854)

Total stockholders’ equity	175,701	159,281

Total liabilities and stockholders’ equity	$202,463	$201,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Equipment revenue	$23,201	$30,746
Services revenue	11,155	10,512

Total revenue	34,356	41,258
Cost of equipment revenue	14,834	20,245
Cost of services	5,686	5,398

Total cost of equipment revenue and services	20,520	25,643

Gross profit	13,836	15,615
Operating expenses:
Sales and marketing	3,897	4,488
Research and development	2,741	3,538
General and administrative	3,517	3,349
Restructuring	245	—
Intangible amortization	167	163

Total operating expenses	10,567	11,538

Operating income	3,269	4,077
Other income, net	31,598	53
Interest (expense)	0	(1)

Income before income taxes	34,867	4,129
Income taxes	(13,736)	473

Net income	$21,131	$4,602

Net income per common share:
Basic net income per common share	$0.31	$0.07
Effect of dilutive securities on net income per common share	$(0.01)	$0.00

Diluted net income per common share	$0.30	$0.07

Weighted-average number of common shares outstanding:
Basic	68,342	67,367
Effect of dilutive securities: restricted stock, restricted stock units and stock options[1]	1,706	703

Diluted	70,048	68,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

[1]

The Company had 0.5 million and 5.1 million shares represented by options outstanding as of June 30, 2011 and 2010, respectively, which were not included in the computation of average diluted shares outstanding as they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,131	$4,602
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	594	782
Exchange (gain) loss	2	24
Deferred taxes	11,773	—
Restructuring	245	—
Gain on sale of CNS assets	(31,608)	—
Stock-based compensation	335	268
Changes in assets and liabilities:
Restricted Cash	(3,350)	—
Accounts receivable	5,096	(200)
Inventory	196	(249)
Prepaid expenses and other current assets	(382)	712
Other assets and liabilities	(9)	212
Deferred revenue	270	22
Accounts payable and accrued expenses	(12,633)	(3,151)
Accrued compensation	(2,273)	(2,015)

Net cash provided by (used in) operating activities	(10,613)	1,007

Cash flows from investing activities:
Sales of investments	490	—
Purchases of investments	(5,155)	—
Purchases of property and equipment	(335)	(142)
Proceeds from sale of CNS assets	36,637	—

Net cash provided by (used in) investing activities	31,637	(142)

Cash flows from financing activities:
Purchases of treasury stock	(6,327)	(370)
Proceeds from stock options exercised	1,206	48

Net cash provided by (used in) financing activities	(5,121)	(322)

Effect of exchange rate changes on cash	20	(87)
Net increase in cash	15,923	456

Cash and cash equivalents, beginning of period	86,408	61,315

Cash and cash equivalents, end of period	$102,331	$61,771

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

Sale of Customer Networking Solutions (“CNS”) Assets

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR Inc. (“NETGEAR”). As part of the agreement, the Company has agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for this purpose or for other claims and is reflected as restricted cash on the Condensed Consolidated Balance Sheet. The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. This transaction closed on April 15, 2011. The assets and liabilities sold as part of the transaction were reported as held-for-sale in the March 31, 2011 balance sheet. During the first quarter of fiscal year 2012, the Company recorded a pre-tax gain of $31.6 million on this asset disposition. This gain is included in Other income, net on the Condensed Consolidated Statement of Operations. In connection with the closing of this asset disposition, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement where the Company will provide transition services and sublease office space to NETGEAR.

The pre-tax gain on the sale is calculated as follows:

Pre-tax gain (in thousands):
Cash Proceeds	$36,637
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011	(5,029)

Total gain	$31,608

As of March 31, 2011, the components of assets and liabilities held-for-sale presented in the balance sheet were as follows:

Assets held-for-sale (in thousands):
Inventories	$4,656
Property and equipment, net	125

Total assets held-for-sale	$4,781

Liabilities held-for-sale (in thousands):
Accrued compensation	$370
Accrued expenses	918

Total liabilities held-for-sale	$1,288

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at June 30, 2011 and for all periods presented. The results of operations for the period presented are not necessarily indicative of the results that may be expected for the fiscal year 2012.

Reclassification

The Condensed Consolidated Balance Sheet as of March 31, 2011 reflects an adjustment to the previously issued audited financial statements to reclassify $13.7 million of long-term deferred income tax assets to short-term deferred income tax assets. The Company has also separately disclosed income taxes payable on the Condensed Consolidated Balance Sheet for all periods presented. These balance sheet reclassifications had no impact on the historical statements of operations or retained earnings.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of Accounting Standards Codification (“ASC”) 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

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

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of the prime rate or the Federal Funds rate (the “Base Rate”). The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2011. As of June 30, 2011, the Company had $12.0 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without the bank’s approval.

Note 3. Restructuring Charge

In the first quarter of fiscal year 2012, as a result of the sale of certain assets and liabilities of the CNS segment to NETGEAR, the Company initiated a cost reduction action that will result in the termination of approximately 12 employees in the CNS segment. The total cost of this restructuring action is anticipated to be approximately $280,000 of which $245,000 (net of the $122,000 reimbursed by NETGEAR) was recorded in the first quarter of fiscal year 2012. As of June 30, 2011, $42,000 of these costs has been paid, leaving an unpaid balance of $325,000 which is presented on the Condensed Consolidated Balance Sheets within Accrued expenses.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2011	$—	$—	$—
Charged	367	—	367
Utilized	(42)	—	(42)

Liability at June 30, 2011	$325	$—	$325

Note 4. Interim Segment Information

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the first quarter of fiscal year 2012, the Company sold certain assets and liabilities of the CNS segment to NETGEAR.

OSP: The Company’s Outside Plant Systems (“OSP”) product family consists of next generation outdoor cabinets, enclosures, power distribution products, edge connectors (fiber, Ethernet and coax), remote monitoring devices, and DS1 and DS3 transmission plugs. These solutions are optimized for cellular backhaul, service delivery to business enterprise and smart grid applications. The Company’s OSP segment also provides a value-added customized systems integration service, offering its customers a single source for complete turnkey solutions, reducing time-to-market and expenses incurred through third-party contractors and eliminating the need to design, assemble and test on the job site. Target customers include wireline service providers, wireless service providers, multi-service operators, utility providers and OEMs worldwide. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Certain operating expenses are allocated between the CNS and OSP segments, including rent, information technology costs, and accounting. The CNS segment received 28% and 62% of these resource costs and the OSP segment is allocated 72% and 38% of the costs in the first three months of fiscal years 2012 and 2011, respectively. Segment operating income (loss) excludes certain unallocated Westell, Inc. G&A costs.

Segment information for the three months ended June 30, 2011 and 2010 is set forth below:

	Three Months Ended June 30, 2011
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$8,356	$14,845	$11,155	$—	$34,356
Gross profit	1,858	6,508	5,470	—	13,836
Gross margin	22.2%	43.8%	49.0%		40.3%
Operating expenses:
Sales & marketing	517	1,482	1,898	—	3,897
Research & development	813	1,264	664	—	2,741
General & administrative	295	818	1,364	1,040	3,517
Intangible amortization	1	138	28	—	167
Restructuring	245	—	—	—	245

Operating expenses	1,871	3,702	3,954	1,040	10,567

Operating income (loss)	(13)	2,806	1,516	(1,040)	3,269
Other income, net	—	—	—	31,598	31,598
Interest (expense)	—	—	—	(0)	(0)
Income taxes	—	—	—	(13,736)	(13,736)

Net income (loss)	$(13)	$2,806	$1,516	$16,822	$21,131

	Three Months Ended June 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$15,022	$15,724	$10,512	$—	$41,258
Gross profit	3,590	6,911	5,114	—	15,615
Gross margin	23.9%	44.0%	48.6%		37.8%
Operating expenses:
Sales & marketing	1,312	1,441	1,735	—	4,488
Research & development	1,974	981	583	—	3,538
General & administrative	740	638	1,359	612	3,349
Intangible amortization	1	134	28	—	163
Restructuring	—	—	—	—	—

Operating expenses	4,027	3,194	3,705	612	11,538

Operating income (loss)	(437)	3,717	1,409	(612)	4,077
Other income, net	—	—	—	53	53
Interest (expense)	—	—	—	(1)	(1)
Income taxes	—	—	—	473	473

Net income (loss)	$(437)	$3,717	$1,409	$(87)	$4,602

Depreciation and amortization (in thousands)	Three Months Ended June 30,
	2011	2010
CNS depreciation and amortization	$22	$199
OSP depreciation and amortization	217	234
ConferencePlus depreciation and amortization	355	349

Total depreciation and amortization	$594	$782

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Assets, excluding cash and cash equivalents, restricted cash, and short-term investments (in thousands)	June 30, 2011	March 31, 2011
Combined equipment segments assets	$80,845	$104,268
ConferencePlus services assets	10,782	10,221

Total assets, excluding cash and cash equivalents, restricted cash, and short-term investments	$91,627	$114,489

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended June 30,
(in thousands)	2011	2010
Net income	$21,131	$4,602
Other comprehensive income:
Foreign currency translation adjustment	75	(344)

Comprehensive income	$21,206	$4,258

Note 6. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2011	March 31, 2011
Raw material	$6,561	$9,035
Finished goods	6,413	10,127
Reserve for excess and obsolete inventory and net realizable value	(1,369)	(1,551)

Total inventory	11,605	17,611
Inventories held-for-sale (see Note 1)	—	(4,656)

Inventories, net of amounts held-for sale	$11,605	$12,955

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”) during the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
(in thousands)	2011	2010
Stock-based compensation expense	$335	$268
Income tax benefit	130	—

Total stock-based compensation expense after taxes	$205	$268

In April 2010, executives were granted 620,000 RSUs with time-based vesting conditions, which converted into shares of Class A Common Stock during the first quarter of fiscal year 2012. Of these units, 25% vested on April 1, 2011 and the remaining shares vest 25% annually each April 1 thereafter. In addition, executives received 620,000 performance-based RSUs which converted to shares of restricted Class A Common Stock at the maximum rate of 140% during the first quarter of fiscal year 2012. The conversion rate was based upon fiscal year 2011 achievement against a return on assets (“ROA”) metric. On May 18, 2011, the first 25% of the performance awards vested and the remaining amount is scheduled to vest 25% annually on each subsequent April 1.

In April 2011, the Company’s Chief Executive Officer was awarded 300,000 RSUs and the Company’s Chief Financial Officer was awarded 100,000 RSUs. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting and vest in equal annual installments over four years.

Note 8. Product Warranties

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $288,000 and $239,000 as of June 30, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $272,000 and $325,000 as of June 30, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets as other long-term liabilities. In addition, as of March 31, 2011 $194,000 of the warranty reserve was classified as held-for-sale. This portion of the warranty reserve was transferred to NETGEAR on April 15, 2011 when the CNS transaction closed.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2011	2010
Total product warranty reserve at the beginning of the period	$758	$1,263
Warranty expense	68	133
Utilization	(72)	(96)
Warranty reserve transferred to NETGEAR	(194)	—

Total product warranty reserve at the end of the period	$560	$1,300

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.6 million and $0.7 million as of

June 30, 2011 and March 31, 2011, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $0.1 million as of June 30, 2011 and March 31, 2011. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.

Note 10. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In the fourth quarter of fiscal year 2011, after considering both the positive and negative evidence including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the then anticipated sale of certain assets and liabilities of its CNS business, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. During the first three quarters of fiscal year 2011, a full valuation allowance on deferred tax assets was recorded. The Company will continue to reassess realizability of the deferred tax assets going forward.

In the quarter ended June 30, 2011, the Company recorded a tax expense of $13.7 million which resulted in an effective tax rate of 39.4%. The gain on the CNS sale transaction was treated as a discrete item and the provision related specifically to that item was $12.4 million.

In the quarter ended June 30, 2010, the Company was under a full valuation allowance and recorded a $473,000 net tax benefit which included a $345,000 benefit related to a the reversal of a reserve for a contingent tax position, which the Company no longer needed because the statute of limitations related to the position expired during the quarter. The net benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum net operating loss carryforwards that were generated in fiscal year 2008. The net benefit was offset, in part, by $50,000 of tax expense that was recorded using an effective tax rate of 1.2%. Tax expense resulted from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income.

Note 11. Commitments and Contingencies

Obligations

Future obligations and commitments decreased $9.9 million in the first quarter ended June 30, 2011 to $43.6 million down from $53.5 million at March 31, 2011. On April 15, 2011, $12.3 million of purchase obligations were assigned to NETGEAR upon completion of the transaction. The remaining change was primarily due to an increase in inventory purchase obligations in the CNS equipment segment to fulfill the remaining non-cancellable customer orders.

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

Note 12. Short-term Investments and Fair Value Measurements

Short-term Investments

The following table presents short-term investments as of June 30, 2011 and March 31, 2011:

(in thousands)	June 30, 2011	March 31, 2011
Available-for-sale	$3,565	$490
Held-to-maturity	1,590	—

Total investments	$5,155	$490

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

The Company’s money market funds are measured using Level 1 inputs. The Company’s certificates of deposits are measured using Level 2 inputs. The note payable guarantee described in Note 9 is measured using Level 3 inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2011:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$33,068	$33,068	—	—	Cash and cash equivalents
Certificates of deposit	$3,565	—	$3,565	—	Short-term investments
Liabilities:
Guarantee	$66	—	—	$66	Accrued expenses

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

The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.

Note 13. Share Repurchases

In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three months ended June 30, 2011, 1,696,774 shares were repurchased under this program with a weighted-average per share purchase price of $3.49. These purchases include the May 31, 2011 purchase of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from the Voting Trust, of which Robert C. Penny III and Robert W. Foskett currently serve as co-trustees, as well as from beneficiaries of the Voting Trust and beneficiaries of other trusts associated with the Penny Family. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company’s Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. Messrs. Penny and Foskett currently serve as directors of the Company. During the three months ended June 30, 2010, approximately 247,000 shares were repurchased under this program with a weighted-average per share purchase price of $1.50. There was approximately $3.5 million remaining for additional share repurchases under this program as of June 30, 2011.

Additionally, in the first quarter of fiscal year 2012, the Company repurchased 113,734 shares from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.52.

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

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”). This transaction closed on April 15, 2011. As part of the asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract, and also retained the Homecloud product development program. As of July 18, 2011, the Company had $14.1 million of non-cancellable orders from this customer and expects to complete shipment of product under this contract by December 31, 2011. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development consists of ultra-high-speed applications-capable gateways and other applications-capable devices for the home network, plus associated software for home networking devices, plus Web-based services, to enable the delivery of new services into the home networking environment.

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

In the CNS segment, the Company is focusing on the Homecloud product development program as well as fulfilling its contractual obligations in the retained CNS customer relationship and contract. The under development Homecloud product family provides a new suite of services, beyond voice + video + data, into the home, for a variety of applications, including enhanced security; media and information management, sharing and delivery; home control; and network management. The Company is considering the sale of Homecloud products to its traditional service provider customer base as well as through new partnerships with online cloud-based service providers, and to consumers via various retail and online retail channel partners.

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

Results of Operations

Below is a table that compares equipment and services revenue for the three months ended June 30, 2011 and June 30, 2010.

Revenue	Three months ended June 30,
(in thousands)	2011	%	2010	%	Change
CNS	$8,356	24.3%	$15,022	36.4%	$(6,666)
OSP	14,845	43.2%	15,724	38.1%	(879)
ConferencePlus	11,155	32.5%	10,512	25.5%	643

Consolidated revenue	$34,356	100.0%	$41,258	100.0%	$(6,902)

CNS revenue decreased 44% in the June 2011 quarter compared to the same quarter last year due primarily to the sale of certain assets and liabilities of the CNS business to NETGEAR, which closed on April 15, 2011. The current quarter contained pre-closing revenue of $1.0 million related to customers that transferred with the sale. The remaining revenue of $7.4 million is from a single customer that did not transfer with the sale and represents revenue from modem, gateway and, ancillary products and a product screening project. The prior-year quarter revenue included revenue from Ultraline Series3 products in addition to modems, gateways, and ancillary parts as well as $0.9 million in software revenue related to a specific customer project.

OSP revenue decreased by 6% in the three months ended June 30, 2011 compared to the same period last year due primarily to customer inventory management and reuse programs.

Revenue in the ConferencePlus segment increased 6% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to increased call minutes resulting from an improving economy and results from increased spending in sales and marketing.

Gross margin	Three months ended June 30,
	2011	2010	Change
CNS	22.2%	23.9%	(1.7)%
OSP	43.8%	44.0%	(0.2)%
ConferencePlus	49.0%	48.6%	0.4%
Consolidated gross margin	40.3%	37.8%	2.5%

CNS gross margins declined in the first quarter of fiscal year 2012 compared to fiscal year 2011. The current quarter benefited from a profitable product mix, including higher-margin product screening services. The first quarter of fiscal year 2011 contained $0.9 million of higher-margin software revenue related to customer projects. Gross margin in the OSP and ConferencePlus segments were relatively flat in the quarter ended June 30, 2011 compared to the same period last year.

Sales and marketing	Three months ended June 30,
(in thousands)	2011	2010	Change
CNS	$517	$1,312	$(795)
OSP	1,482	1,441	41
ConferencePlus	1,898	1,735	163

Consolidated sales and marketing expense	$3,897	$4,488	$(591)

Sales and marketing expense in the CNS segment decreased by 61% in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 due to the sale of certain assets and liabilities of its business which occurred on April 15, 2011. Expenses in fiscal year 2012 are primarily for management and shipping costs to the one remaining customer, warranty costs and Homecloud marketing.

Sales and marketing expense in the OSP and ConferencePlus segments increased 3% and 9%, respectively, in the quarter ended June 30, 2011 compared to the same quarter of last year due primarily to higher compensation costs associated with sales employees.

Research and development	Three months ended June 30,
(in thousands)	2011	2010	Change
CNS	$813	$1,974	$(1,161)
OSP	1,264	981	283
ConferencePlus	664	583	81

Consolidated research and development expense	$2,741	$3,538	$(797)

Research and development expenses in the CNS segment decreased by 59% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011due to the sale of certain assets and liabilities of its business which occurred on April 15, 2011. The Company continues to invest in Homecloud product development.

Research and development expenses in the OSP segment increased by 29% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011. The increase was due primarily to continued investment in Ethernet product development.

Research and development expense in the Conference Plus segment increased 14% in the quarter ended June 30, 2011 as compared to the same period from the prior year.

General and administrative	Three months ended June 30,
(in thousands)	2011	2010	Change
CNS	$295	$740	$(445)
OSP	818	638	180
ConferencePlus	1,364	1,359	5
Unallocated corporate costs	1,040	612	428

Consolidated general and administrative expense	$3,517	$3,349	$168

CNS general and administrative expense decreased by 60% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011. OSP general and administrative expense increased by 28% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011. CNS and OSP share certain general and administrative resources. The CNS segment received 28% and 62% of these resource costs and the OSP segment was allocated 72% and 38% of the costs in the first three months of fiscal years 2012 and 2011, respectively. This shift in allocation resulted in an increase in OSP and a corresponding decrease in CNS general and administrative expense. General and administrative costs in the combined CNS and OSP segments decreased 19% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011. This decrease resulted from lower depreciation, legal costs and bad debt expense.

ConferencePlus general and administrative expense was flat in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011.

Unallocated corporate general and administrative expense increased by 70% in the quarter ended June 30, 2011 compared to the same period in fiscal year 2011. This increase resulted predominantly from a $0.2 million one-time expense resulting from a loss on the sub-lease to NETGEAR and increased stock-based compensation expense.

Restructuring

The Company had a reduction in force in the CNS business segment in the first quarter of fiscal 2012 that resulted in a restructuring charge totaling $245,000. There were no restructuring charges in the first quarter of fiscal year 2011.

Intangible amortization	Three months ended June 30,
(in thousands)	2011	2010	Change
CNS	$1	$1	$—
OSP	138	134	4
ConferencePlus	28	28	—

Consolidated intangible amortization	$167	$163	$4

The intangibles consist of product technology and customer relationships from previous acquisitions.

Other income, net Other income, net was $31.6 million and $53,000 in the three months ended June 30, 2011 and 2010, respectively. As previously discussed, on March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR. This transaction closed on April 15, 2011. During the first quarter of fiscal year 2012, the Company recorded a pre-tax gain of $31.6 million on this asset disposition. Other income also contains interest income and foreign currency gains and losses.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In the fourth quarter of fiscal year 2011, after considering both the positive and negative evidence including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the then anticipated sale of certain assets and liabilities of its CNS business, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets and released the majority of its valuation allowance. The Company continues to reassess realizability of the deferred tax assets going forward.

In the quarter ended June 30, 2011, the Company recorded a tax expense of $13.7 million which resulted in an effective tax rate of 39.4%. The gain on the CNS sale transaction was treated as a discrete item and the provision related specifically to that that item was $12.4 million.

In the quarter ended June 30, 2010, the Company had a full valuation allowance against net deferred tax assets. Accordingly, the Company recorded a $473,000 net tax benefit which included a $345,000 benefit related to the reversal of a reserve for a contingent tax position, which the Company no longer needed because the statute of limitations related to the position expired during the quarter. The net benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum net operating loss carryforwards that were generated in fiscal year 2008. The net benefit was offset, in part, by $50,000 of tax expense that was recorded using an effective tax rate of 1.2%. Tax expense resulted from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income.

Net income Net income was $21.1 million and $4.6 million in the three months ended June 30, 2011 and 2010, respectively. The changes were due to the cumulative effects of the variances identified above.

Liquidity and Capital Resources

At June 30, 2011, the Company had $107.5 million in cash and cash equivalents and short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and municipal bonds. The Company also had $3.4 million of restricted cash relating to the NETGEAR transaction at June 30, 2011. At June 30, 2011, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, or other payments due on long term obligations. The Company does not have any off-balance sheet arrangements other than the guarantee on the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements or standard operating leases. Total future obligations and commitments as of June 30, 2011 were $43.6 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

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

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of the prime rate or the Federal Funds rate (the “Base Rate”). The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2011.

The Company’s operating activities used cash of $10.6 million in the three months ended June 30, 2011. Cash was generated from earnings but was more than offset by a reduction of accounts payable. The Company’s investing activities provided for $31.6 million which resulted primarily from $36.6 million received related to the sale of certain assets and liabilities of the CNS business, offset in part by net purchases of short-term investments of $4.7 million. In the three months ended June 30, 2011, the Company’s financing activities used $5.1 million of cash primarily for the purchase of treasury stock, offset in part by proceeds received from stock options exercised.

On May 31, 2011, the Company purchased 1,000,000 shares of its class A Common Stock for $3.4 million from a Voting Trust of which Robert C. Penny III and Robert W. Foskett serve as co-trustees, as well as beneficiaries. The Company also purchased $2.5 million of its Class A Common Stock on the open market and $0.4 million from employees surrendering shares to satisfy their minimum statutory tax withholding obligations.

Future obligations and commitments decreased $9.9 million in the first quarter ended June 30, 2011 to $43.6 million down from $53.5 million at March 31, 2011. On April 15, 2011, $12.3 million of purchase obligations were assigned to NETGEAR upon completion of the transaction. The remaining change was primarily due to an increase in inventory purchase obligations in the CNS equipment segment to fulfill the remaining customer orders.

As of June 30, 2011, the Company had deferred tax assets of approximately $48.9 million before a valuation allowance of $0.5 million, which reduced the recorded net deferred tax asset to $48.4 million. The federal net operating loss carryforward begins to expire in fiscal year 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to access the valuation allowance required against the deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2011 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (c)
April 1 - 30, 2011	50,616	$3.4400	—	$9,444,824
May 1 - 31, 2011	1,063,118	$3.4359	1,000,000	$6,018,358
June 1- 30, 2011	696,774	$3.5729	696,774	$3,528,849

Total	1,810,508	$3.4887	1,696,774	$3,528,849

(a)	In the first quarter of fiscal year 2012, the Company repurchased 113,734 shares from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.52.
(b)	Average price paid per share excludes commissions.
(c)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 10.1	Third Amendment, dated as of June 17, 2011, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The PrivateBank and Trust Company

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: July 29, 2011	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Third Amendment, dated as of June 17, 2011, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The PrivateBank and Trust Company

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text