Form 10-Q
period 2011-09-30
WESTELL TECHNOLOGIES INC
filed 2011-10-28
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 13, 2011:

Class A Common Stock, $0.01 Par Value – 54,348,905 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

Assets	September 30, 2011	March 31, 2011
Current assets:	(unaudited)
Cash and cash equivalents	$89,026	$86,408
Restricted cash	3,350	—
Short-term investments	18,846	490
Accounts receivable (net of allowance of $ 109 and $ 147, respectively)	17,900	24,252
Inventories	11,691	12,955
Prepaid expenses and other current assets	2,274	3,156
Deferred income tax asset	8,000	18,700
Assets held-for-sale	—	4,781

Total current assets	151,087	150,742

Property and equipment:
Machinery and equipment	12,979	13,024
Office, computer and research equipment	11,860	11,769
Leasehold improvements	9,401	9,381

	34,240	34,174
Less accumulated depreciation and amortization	(31,189)	(30,924)

Property and equipment, net	3,051	3,250

Goodwill	2,144	2,197
Intangibles, net	3,061	3,473
Deferred income tax asset	40,091	41,467
Other assets	174	258

Total assets	$199,608	$201,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,258	$23,664
Accrued expenses	5,247	4,552
Accrued compensation	1,942	4,883
Liabilities held-for-sale	—	1,288

Total current liabilities	17,447	34,387
Other long-term liabilities	5,264	7,719

Total liabilities	22,711	42,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	543	541
Outstanding – 54,341,662 and 54,174,144 shares at September 30, 2011 and March 31, 2011, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	146
Issued and outstanding – 13,937,151 and 14,555,815 shares at September 30, 2011 and March 31, 2011, respectively
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	404,559	402,337
Treasury stock at cost – 7,357,062 and 4,629,373 shares at September 30, 2011 and March 31, 2011, respectively	(12,651)	(3,854)
Cumulative translation adjustment	532	965
Accumulated deficit	(216,225)	(240,854)

Total stockholders’ equity	176,897	159,281

Total liabilities and stockholders’ equity	$199,608	$201,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Equipment revenue	$20,728	$40,715	$43,929	$71,461
Services revenue	10,505	10,353	21,660	20,865

Total revenue	31,233	51,068	65,589	92,326

Cost of equipment revenue	14,507	29,380	29,341	49,625
Cost of services	5,394	5,210	11,080	10,608

Total cost of equipment revenue and services	19,901	34,590	40,421	60,233

Gross profit	11,332	16,478	25,168	32,093
Operating expenses:
Sales and marketing	3,555	4,671	7,452	9,159
Research and development	2,669	3,464	5,410	7,002
General and administrative	3,107	3,249	6,624	6,598
Restructuring	32	—	277	—
Intangible amortization	151	163	318	326

Total operating expenses	9,514	11,547	20,081	23,085

Operating income	1,818	4,931	5,087	9,008

Other income (expense), net	448	(28)	32,046	25
Interest (expense)	(5)	(2)	(5)	(3)

Income before income taxes	2,261	4,901	37,128	9,030
Income tax (expense) benefit	1,237	(138)	(12,499)	335

Net income	$3,498	$4,763	$24,629	$9,365

Net income per common share:
Basic net income from continuing operations	$0.05	$0.07	$0.36	$0.14
Effect of dilutive securities on net income per common share	0.00	0.00	0.00	0.00

Diluted net income per common share	$0.05	$0.07	$0.36	$0.14

Weighted-average number of common shares outstanding:
Basic	67,416	67,202	67,879	67,285
Effect of dilutive securities: restricted stock and stock options[1]	1,118	1,285	1,405	1,036

Diluted	68,534	68,487	69,284	68,321

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[1]

The Company had 1.0 million and 4.4 million shares represented by options for the three months and 0.5 million and 4.9 million shares represented by options for the six months ended September 30, 2011 and 2010, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,629	$9,365
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,191	1,427
Exchange rate (gain) loss	(2)	(8)
Deferred taxes	12,034	—
Restructuring	277	—
Gain on sale of CNS assets	(31,654)	—
Gain on sale of non-operating assets	(325)	—
Stock based compensation	667	580
Changes in operating assets and liabilities:
Accounts receivable	6,226	(7,100)
Inventory	13	3,551
Prepaid expenses and other current assets	827	376
Other assets	42	48
Deferred revenue	229	263
Accounts payable and accrued expenses	(16,241)	1,946
Accrued compensation	(2,551)	(1,098)

Net cash provided by (used in) operating activities	(4,638)	9,350

Cash flows from investing activities:
Maturities of held-to-maturity debt securities	503	—
Maturities of other investments	490	—
Purchases of held-to-maturity debt securities	(13,868)	—
Purchases of other investments	(5,481)	—
Purchases of property and equipment	(697)	(359)
Proceeds from sale of non-operating assets	325	—
Restricted cash	(3,350)	—
Proceeds from sale of CNS assets	36,683	—

Net cash provided by (used in) investing activities	14,605	(359)

Cash flows from financing activities:
Proceeds from stock options exercised	1,578	314
Purchases of treasury stock	(8,825)	(555)

Net cash provided by (used in) financing activities	(7,247)	(241)

Effect of exchange rate changes on cash	(102)	10

Net increase in cash and cash equivalents	2,618	8,760
Cash and cash equivalents, beginning of period	86,408	61,315

Cash and cash equivalents, end of period	$89,026	$70,075

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

Sale of Customer Networking Solutions (“CNS”) Assets

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR Inc. (“NETGEAR”). As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for this purpose or for other claims and is reflected as restricted cash on the Condensed Consolidated Balance Sheet. The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. This transaction closed on April 15, 2011 (the “CNS asset sale”). The assets and liabilities sold or transferred as part of the transaction were reported as held-for-sale in the March 31, 2011 balance sheet. During the fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million on this asset disposition. This pre-tax gain is included in other income, net on the Condensed Consolidated Statement of Operations. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement where the Company will provide transition services and sublease office space to NETGEAR.

The pre-tax gain on the sale is calculated as follows:

Pre-tax gain (in thousands):
Cash Proceeds	$36,683
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011	(5,029)

Total pre-tax gain	$31,654

As of March 31, 2011, the components of assets and liabilities held-for-sale presented in the balance sheet were as follows:

Assets held-for-sale (in thousands):
Inventories	$4,656
Property and equipment, net	125

Total assets held-for-sale	$4,781

Liabilities held-for-sale (in thousands):
Accrued compensation	$370
Accrued expenses	918

Total liabilities held-for-sale	$1,288

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at September 30, 2011 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2012.

Reclassification

The Condensed Consolidated Balance Sheet as of March 31, 2011 reflects an adjustment to the previously issued audited financial statements to reclassify $13.7 million of long-term deferred income tax assets to short-term deferred income tax assets. This balance sheet reclassification had no impact on the historical statements of operations or retained earnings.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits, money market funds and debt instruments consisting of pre-refunded municipal bonds. The municipal bonds are classified as held-to-maturity and are carried at amortized cost. Money market funds are accounted for as available-for-sale securities under the requirements of Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities (“ASC 320”).

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are included in “short-term investments”. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds is secured by an irrevocable trust holding U.S Treasury securities. The bonds are classified as short-term have original maturities of greater than 90 days, but have remaining maturities of less than one year. The municipal bonds are classified as held-to-maturity and are carried at amortized cost.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company elected the early adoption provision of ASU 2011.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s condensed consolidated financial statements.

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

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2011. As of September 30, 2011, the Company had $12.0 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without the bank’s approval.

Note 3. Restructuring Charge

In the first quarter of fiscal year 2012, as a result of the CNS asset sale, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was approximately $277,000 of which $245,000 (net of $122,000 reimbursed by NETGEAR) and $32,000 was recorded in the first and second quarter of fiscal year 2012, respectively. As of September 30, 2011, $324,000 of these costs had been paid, leaving an unpaid balance of $75,000 which is presented on the Condensed Consolidated Balance Sheets within Accrued expenses.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2011	$—	$—	$—
Charged	399	—	399
Utilized	(324)	—	(324)

Liability at September 30, 2011	$75	$—	$75

Note 4. Interim Segment Information

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the first quarter of fiscal year 2012, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract, and the Company expects to complete the remaining $6.3 million of product shipments under this contract by December 31, 2011. The Company also retained the Homecloud product development program.

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

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Certain operating expenses are allocated between the CNS and OSP segments, including rent, information technology costs, and accounting. The CNS segment received 28% and 62% of these resource costs and the OSP segment was allocated 72% and 38% of the costs in the three and six months ended September 30, 2011 and 2010, respectively. Segment operating income (loss) excludes certain unallocated Westell, Inc. G&A costs. Rent associated with resources supporting the assets sold to NETGEAR were not reallocated between the segments and are reflected in unallocated corporate costs.

Segment information for the three and six months ended September 30, 2011 and 2010 is set forth below:

	Three Months Ended September 30, 2011
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$10,327	$10,401	$10,505	$—	$31,233
Gross profit	2,289	3,932	5,111	—	11,332
Gross margin	22.2%	37.8%	48.7%	—	36.3%
Operating expenses:
Sales and marketing	249	1,446	1,860	—	3,555
Research and development	649	1,342	678	—	2,669
General and administrative	256	604	1,342	905	3,107
Restructuring	32	—	—	—	32
Intangible amortization	1	137	13	—	151

Operating expenses	1,187	3,529	3,893	905	9,514

Operating income (loss)	$1,102	$403	$1,218	(905)	1,818

Other income (expense), net				448	448
Interest (expense)				(5)	(5)
Income taxes				1,237	1,237

Net income				$775	$3,498

	Three Months Ended September 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$24,598	$16,117	$10,353	$—	$51,068
Gross profit	4,009	7,326	5,143	—	16,478
Gross margin	16.3%	45.5%	49.7%	—	32.3%
Operating expenses:
Sales and marketing	1,267	1,509	1,895	—	4,671
Research and development	1,902	921	641	—	3,464
General and administrative	688	455	1,438	668	3,249
Intangible amortization	1	134	28	—	163

Operating expenses	3,858	3,019	4,002	668	11,547

Operating income (loss)	$151	$4,307	$1,141	(668)	4,931

Other income (expense), net				(28)	(28)
Interest (expense)				(2)	(2)
Income taxes				(138)	(138)

Net income (loss)				$(836)	$4,763

	Six Months Ended September 30, 2011
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$18,683	$25,246	$21,660	$—	$65,589
Gross profit	4,147	10,440	10,581	—	25,168
Gross margin	22.2%	41.4%	48.9%	—	38.4%
Operating expenses:
Sales and marketing	766	2,928	3,758	—	7,452
Research and development	1,462	2,606	1,342	—	5,410
General and administrative	551	1,422	2,706	1,945	6,624
Restructuring	277	—	—	—	277
Intangible amortization	2	275	41	—	318

Operating expenses	3,058	7,231	7,847	1,945	20,081

Operating income (loss)	$1,089	$3,209	$2,734	(1,945)	5,087

Other income (expense), net				32,046	32,046
Interest (expense)				(5)	(5)
Income taxes				(12,499)	(12,499)

Net income				$17,597	$24,629

	Six Months Ended September 30, 2010
(in thousands)	CNS	OSP	CP	Unallocated	Total
Revenue	$39,620	$31,841	$20,865	$—	$92,326
Gross profit	7,599	14,237	10,257	—	32,093
Gross margin	19.2%	44.7%	49.2%	—	34.8%
Operating expenses:
Sales and marketing	2,579	2,950	3,630	—	9,159
Research and development	3,876	1,902	1,224	—	7,002
General and administrative	1,428	1,093	2,797	1,280	6,598
Intangible amortization	2	268	56	—	326

Operating expenses	7,885	6,213	7,707	1,280	23,085

Operating income (loss)	$(286)	$8,024	$2,550	(1,280)	9,008

Other income (expense), net				25	25
Interest (expense)				(3)	(3)
Income taxes				335	335

Net income (loss)				$(923)	$9,365

Depreciation and amortization (in thousands)	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
CNS depreciation and amortization	$34	$99	$56	$298
OSP depreciation and amortization	240	193	457	427
CP depreciation and amortization	323	353	678	702

Total depreciation and amortization	$597	$645	$1,191	$1,427

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available. Combined CNS and OSP segment information is provided below.

Assets, excluding cash and cash equivalents, restricted cash, and short-term investments (in thousands)	September 30, 2011	March 31, 2011
Combined CNS and OSP segments assets	$78,596	$104,268
ConferencePlus services assets	9,790	10,221

Total assets, excluding cash and cash equivalents, restricted cash, and short-term investments	$88,386	$114,489

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$3,498	$4,763	$24,629	$9,365
Other comprehensive income (loss):
Foreign currency translation adjustment	(508)	306	(433)	(38)

Comprehensive income	$2,990	$5,069	$24,196	$9,327

Note 6. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2011	March 31, 2011
Raw material	$5,758	$9,035
Finished goods	7,477	10,127
Reserve for excess and obsolete inventory and net realizable value	(1,544)	(1,551)

Total inventory	11,691	17,611
Inventories held-for-sale (see Note 1)	—	(4,656)

Inventories, net of amounts held-for-sale	$11,691	$12,955

Note 7. Stock-Based Compensation

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”) during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2011	2010	2011	2010
Stock-based compensation expense	$332	$312	$667	$580
Income tax expense	131	—	261	—

Total stock-based compensation expense after taxes	$201	$312	$406	$580

In April 2010, executives were granted 620,000 RSUs with time-based vesting conditions, which converted into shares of Class A Common Stock during the first quarter of fiscal year 2012. Of these units, 25% vested on April 1, 2011 and the remaining shares vest 25% annually each April 1 thereafter. In addition, executives received 620,000 performance-based RSUs which converted to shares of restricted Class A Common Stock at the maximum rate of 140% during the first quarter of fiscal year 2012. The conversion rate was based upon fiscal year 2011 achievement against a return on assets (“ROA”) metric. On May 18, 2011, the first 25% of the performance awards vested and the remaining awards are scheduled to vest 25% annually on each subsequent April 1.

In April 2011, the Company’s Chief Executive Officer was awarded 300,000 RSUs and the Company’s Chief Financial Officer was awarded 100,000 RSUs. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting and vest in equal annual installments over four years.

Note 8. Product Warranties

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $276,000 and $239,000 as of September 30, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $244,000 and $325,000 as of September 30, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other long-term liabilities. In addition, as of March 31, 2011 $194,000 of the warranty reserve was classified as held-for-sale. As a result of the CNS asset sale, this portion of the warranty liability was transferred to NETGEAR on April 15, 2011.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2011	2010	2011	2010
Total product warranty reserve at the beginning of the period	$560	$1,300	$758	$1,263
Warranty expense	15	(40)	83	93
Utilization	(55)	(66)	(127)	(162)
Warranty liability transferred to NETGEAR	—	—	(194)	—

Total product warranty reserve at the end of the period	$520	$1,194	$520	$1,194

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.6 million and $0.7 million as of September 30, 2011 and March 31, 2011, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, and against the personal guarantees and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $0.1 million as of September 30, 2011 and March 31, 2011. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.

Note 10. Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In the fourth quarter of fiscal year 2011, after considering both the positive and negative evidence including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the then anticipated CNS asset sale, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. The Company therefore released substantially all of the valuation allowance recorded against tax assets in the fourth quarter of fiscal year 2011. During the first three quarters of fiscal year 2011, a full valuation allowance on deferred tax assets has been recorded and was released against earnings quarterly. The Company will continue to reassess realizability of the deferred tax assets going forward.

In the three and six months ended September 30, 2011, the Company recorded a tax benefit of $1.2 million and tax expense of $12.5 million. These tax provisions resulted from an effective tax rate of 39.1% for the fiscal year with a separate addition of discrete items. For the three and six months ended September 30, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that became effectively settled during the period. For the six months ended September 30, 2011, the gain on the CNS asset sale was treated as a discrete item and the provision related specifically to that that item was $12.5 million.

In the three and six months ended September 30, 2010, the Company was under a full valuation allowance and recorded an expense of $138,000 for the three months ended September 30, 2010, and recorded a net tax benefit of $335,000 in the six month period ended September 30, 2010. The net tax benefit included a $345,000 benefit related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position had expired. The net tax benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in prior years. The net tax benefit was offset, in part, by $188,000 of tax expense that was recorded using an effective tax rate of 2.1% for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income generated for the three and six months ended September 30, 2010.

Note 11. Commitments and Contingencies

Obligations

Future obligations and commitments decreased $19.5 million in the six months ended September 30, 2011 to $34.0 million, down from $53.5 million at March 31, 2011. As a result of the CNS asset sale, $12.3 million of purchase obligations were assigned to NETGEAR on April 15, 2011. The remaining change was primarily due to a decrease in inventory purchase obligations in the CNS equipment segment as the Company continued to fulfill remaining non-cancellable customer orders.

Litigation

The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and are being vigorously defended. Although the Company does not expect the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. The Company has not recorded any contingent liability attributable to existing litigation.

As a result of a vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in the fourth quarter of fiscal year 2010. The Company applies ASC 450 in assessing the need for a reserve and concluded that this loss was both probable and estimable. A settlement agreement was reached with the vendor and the Company paid the entire $700,000 as part of the settlement in the first quarter of fiscal year 2011.

Note 12. Short-term Investments

The following table presents short-term investments as of September 30, 2011 and March 31, 2011:

(in thousands)	September 30, 2011	March 31, 2011
Certificates of deposits	$5,716	$490
Held-to-maturity, pre-refunded municipal bonds	13,130	—

Total investments	$18,846	$490

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2011:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$30,439	$30,439	—	—	Cash and cash equivalents
Liabilities:
Guarantee	$66	—	—	$66	Accrued expenses

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

Note 14. Share Repurchases

In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock. During the three and six months ended September 30, 2011, 0.9 million shares and 2.6 million shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $2.71 and $3.21, respectively. Repurchases in the six months ended September 30, 2011 include the May 31, 2011 purchase of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from a voting trust, dated February 23, 1994 (the “Voting Trust”), of which Robert C. Penny III and Robert W. Foskett currently serve as co-trustees, as well as from beneficiaries of the Voting Trust and beneficiaries of other trusts associated with certain members of Mr. Penny’s family. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company’s Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. Messrs. Penny and Foskett currently serve as directors of the Company. During the three and six months ended September 30, 2010, approximately 110,000 shares and 356,000 shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $1.69 and $1.56, respectively. There was approximately $21.0 million remaining for additional share repurchases under the two authorized programs as of September 30, 2011.

Additionally, in the first quarter of fiscal year 2012, the Company repurchased 113,734 shares from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases are not included in the authorized share repurchase programs and had a weighted-average purchase price of $3.52.

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

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”). This transaction closed on April 15, 2011 (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract. The Company expects to complete the remaining $6.3 million of product shipments under this contract by December 31, 2011. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development consists of ultra-high-speed applications-capable gateways and other applications-capable devices for the home network, plus associated software for home networking devices, plus Web-based services, to enable the delivery of new services into the home networking environment.

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

In the CNS segment, the Company is focusing on the Homecloud product development program as well as fulfilling its contractual obligations in the retained CNS customer relationship and contract. The Homecloud product family, which is currently under development, aims to provide a new suite of services into the home for a variety of applications, including enhanced security; media and information management, sharing and delivery; home control; and network management. The Company is considering the sale of Homecloud products to its traditional service provider customer base as well as through new partnerships with online cloud-based internet service providers, and to consumers via various retail and online retail channel partners.

The OSP segment has introduced products and services that aim to allow greater customer diversification and has changed from being a provider centered on service to Regional Bell Operating Companies into a provider with broader products for sales channels that include independent operating companies (“IOCs”), wireless service providers, MSOs, utility providers and OEMs worldwide. The Company continues to invest in new product areas to expand and complement opportunities in applications such as cellular backhaul and smart grid.

Results of Operations

Below is a table that compares revenue for the three and six months ended September 30, 2011 and 2010 by segment.

Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$10,327	$24,598	$(14,271)	$18,683	$39,620	$(20,937)
OSP	10,401	16,117	(5,716)	25,246	31,841	(6,595)
ConferencePlus	10,505	10,353	152	21,660	20,865	795

Consolidated revenue	$31,233	$51,068	$(19,835)	$65,589	$92,326	$(26,737)

CNS revenue in the three and six months ended September 30, 2011 decreased 58% and 53%, respectively compared to the same periods in the prior fiscal year due primarily to the CNS asset sale. Revenue for the six months ended September 30, 2011 contained pre-closing revenue of $1.0 million related to customers that transferred with the sale. The remaining revenue is from a single customer that did not transfer with the sale and represents revenue from modem, gateway, ancillary products and product screening. Revenue in the prior-year also included the sales of modem, gateway and ancillary products but also included revenue from Ultraline Series3 products and software.

OSP revenue decreased 35% and 21% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year due primarily to lower demand resulting from a technology shift from T1 to Ethernet for the backhaul of cellular traffic, customer inventory management and reuse programs, as well as effects of the Verizon strike which occurred in the quarter ended September 30, 2011.

ConferencePlus revenue increased 1% and 4% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year due primarily to increased call minutes offset in part by decreased revenue per minute.

Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2011	2010	Change	2011	2010	Change
CNS	22.2%	16.3%	5.9%	22.2%	19.2%	3.0%
OSP	37.8%	45.5%	(7.7)%	41.4%	44.7%	(3.3)%
ConferencePlus	48.7%	49.7%	(1.0)%	48.9%	49.2%	(0.3)%
Consolidated gross margin	36.3%	32.3%	4.0%	38.4%	34.8%	3.6%

CNS gross margin increased in the three and six months ended September 30, 2011 compared to the same period in the prior year primarily due product mix.

Gross margin in OSP decreased in both the three and six month periods ended September 30, 2011 compared to the same periods in the prior year because of disproportionately reduced sales of higher margin products and lower absorption of overhead costs.

ConferencePlus margins decreased slightly in the three and six months ended September 30, 2011 compared to the same periods in the prior fiscal year. The decline resulted from lower revenue per minute billed which was not offset by lower telecommunication costs.

Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$249	$1,267	$(1,018)	$766	$2,579	$(1,813)
OSP	1,446	1,509	(63)	2,928	2,950	(22)
ConferencePlus	1,860	1,895	(35)	3,758	3,630	128

Consolidated sales and marketing expense	$3,555	$4,671	$(1,116)	$7,452	$9,159	$(1,707)

Sales and marketing expense in the CNS segment decreased 80% and 70% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year due to the CNS asset sale. Expenses in fiscal year 2012 are primarily for management, shipping and warranty costs for the one remaining customer and limited marketing costs related to the Homecloud product.

Sales and marketing expense in the OSP segment decreased 4% and 1% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year due primarily to lower sales commission expense.

Sales and marketing expense in the ConferencePlus segment decreased 2% and increased 4% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year. The fiscal year to date increase was due primarily to higher employee sales compensation costs.

Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$649	$1,902	$(1,253)	$1,462	$3,876	$(2,414)
OSP	1,342	921	421	2,606	1,902	704
ConferencePlus	678	641	37	1,342	1,224	118

Consolidated research and development expense	$2,669	$3,464	$(795)	$5,410	$7,002	$(1,592)

Research and development expenses in the CNS segment decreased by 66% and 62% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year due to the CNS asset sale. The Company continues to invest in Homecloud product development.

Research and development expenses in the OSP segment increased by 46% and 37% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to increased investment in Ethernet product development.

Research and development expense in the Conference Plus segment increased by 6% and 10% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior year, as a result of increased allocation of employee time to this area.

General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$256	$688	$(432)	$551	$1,428	$(877)
OSP	604	455	149	1,422	1,093	329
ConferencePlus	1,342	1,438	(96)	2,706	2,797	(91)
Unallocated corporate costs	905	668	237	1,945	1,280	665

Consolidated general and administrative expense	$3,107	$3,249	$(142)	$6,624	$6,598	$26

CNS general and administrative expense decreased 63% and 61% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year. OSP general and administrative expense increased 33% and 30% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year. CNS and OSP share general and administrative resources. The CNS segment received 28% and 62% of these resource costs and the OSP segment has been allocated 72% and 38% of the costs in fiscal years 2012 and 2011, respectively. General and administrative costs in the combined CNS and OSP segments were down in the three and six months ended September 30, 2011, compared to the same periods in the prior fiscal year due primarily to lower bonus expense and a decreased allocation of building rent expense. Rent associated with resources supporting the assets sold to NETGEAR were not reallocated between the divisions and is reflected in unallocated corporate costs.

ConferencePlus general and administrative expense was down 7% and 3% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year primarily due to lower bonus expense.

Unallocated corporate general and administrative expense increased by 35% and 52% in the three and six months ended September 30, 2011, respectively, compared to the same periods in the prior fiscal year. The increase resulted primarily from increased stock-based compensation and an increased allocation of building rent expense, as referenced above.

Restructuring The Company had a reduction in force in the CNS business segment in the first quarter of fiscal year 2012 that resulted in a restructuring charge totaling $32,000 and $277,000 in the three and six months ended September 30, 2011, respectively. There were no restructuring charges in the first six months of fiscal year 2011.

Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$1	$1	$0	$2	$2	$0
OSP	137	134	3	275	268	7
ConferencePlus	13	28	(15)	41	56	(15)

Consolidated intangible amortization	$151	$163	$(12)	$318	$326	$(8)

The intangible assets consist primarily of product technology and customer relationships from previous acquisitions.

Other income, net Other income (expense), net, was income of $448,000 and expense of $28,000 in the three months ended September 30, 2011 and 2010, respectively, and $32.0 million and $25,000 of income in the six months ended September 30, 2011 and 2010, respectively. During the fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million on the CNS asset sale. In the second quarter of fiscal year 2012, the Company recorded a gain of $325,000 on the sale of a non-operating asset. Other income also contains interest income and foreign currency gains and losses.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes. The impact of discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In the fourth quarter of fiscal year 2011, after considering both the positive and negative evidence including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the then anticipated CNS asset sale, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets and released the majority of its valuation allowance. The Company continues to reassess realizability of the deferred tax assets going forward.

In the three and six months ended September 30, 2011, the Company recorded a tax benefit of $1.2 million and tax expense of $12.5 million. These tax provisions resulted from an effective tax rate of 39.1% for the fiscal year with the separate addition of discrete items. For the three and six months ended September 30, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that became effectively settled during the period. For the six months ended September 30, 2011, the gain on the CNS asset sale was treated as a discrete item and the provision related specifically to that item was $12.5 million.

In the three and six months ended September 30, 2010, the Company had a full valuation allowance against net deferred tax assets and recorded $138,000 of tax expense and $335,000 of tax benefit, respectively. The Company recorded tax expense using an effective rate of 2.1% for the fiscal year. Tax expense results from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. The Company had two discrete tax items which impacted the tax provision in the six months ended September 30, 2010. A $345,000 tax benefit was recorded in the first quarter of fiscal year 2011 related to the reversal of a reserve against an uncertain tax position because the statue of limitations related to the position expired. The Company also recorded a $178,000 benefit in the first quarter of fiscal year 2011 that related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in fiscal year 2008.

Net income Net income was $3.5 million in the three months ended September 30, 2011 compared to net income of $4.8 million in the three months ended September 30, 2010. Net income was $24.6 million in the six months ended September 30, 2011 compared to net income of $9.4 million in the six months ended September 30, 2010. The changes were due to the cumulative effects of the variances identified above.

Liquidity and Capital Resources

At September 30, 2011, the Company had $107.9 million in cash and cash equivalents and short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and municipal bonds. The Company also had $3.4 million of restricted cash relating to the CNS asset sale at September 30, 2011. At September 30, 2011, the Company had no amounts outstanding and $12.0 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements, or other payments due on long-term obligations. The Company does not have any off-balance sheet arrangements other than the guarantee on the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements or standard operating leases. Total future obligations and commitments as of September 30, 2011 were $34.0 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

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

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2011.

The Company’s operating activities used cash of $4.6 million in the six months ended September 30, 2011. Cash was generated from earnings but was more than offset by a reduction of accounts payable. The Company retained certain pre-CNS asset sale accounts receivable and accounts payable related to the CNS business that was sold to NETGEAR. The majority of those assets converted to cash and liabilities were paid after the transaction closed and are reflected in the current fiscal year operating activities on the Condensed Consolidated Statements of Cash Flows. The Company’s investing activities for the six month ended September 30, 2011 provided $14.6 million of cash which resulted primarily from $36.7 million received from the CNS asset sale, offset in part by net purchases of short-term investments, net of maturities, of $18.4 million. The Company’s financing activities used $7.2 million of cash, represented by $8.8 million of treasury stock repurchases offset by $1.6 million of proceeds from the exercise of stock options in the six months ended September 30, 2011.

Future obligations and commitments decreased $19.5 million in the six-month period ended September 30, 2011 to $34.0 million, down from $53.5 million at March 31, 2011. On April 15, 2011, $12.3 million of purchase obligations were assigned to NETGEAR upon completion of the transaction. The remaining change was primarily due to a decrease in inventory purchase obligations in the CNS equipment segment as the Company fulfills the remaining non-cancellable customer orders.

As of September 30, 2011, the Company had net deferred tax assets of approximately $47.9 million. The federal net operating loss carryforward begins to expire in fiscal year 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to access the valuation allowance required against the deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, except as set forth below.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits, money market funds and debt instruments consisting of pre-refunded municipal bonds. The municipal bonds are classified as held-to-maturity and are carried at amortized cost. Money market funds are accounted for as available-for-sale securities under the requirements of Accounting Standards Codification topic 320, Investments – Debt and Equity Securities (“ASC 320”).

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are included in “short-term investments”. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds is secured by an irrevocable trust holding U.S Treasury securities. The bonds are classified as short-term have original maturities of greater than 90 days, but have remaining maturities of less than one year. The municipal bonds are classified as held-to-maturity and are carried at amortized cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of September 30, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b) (c)
July 1 - 31, 2011	141,241	$3.4798	141,241	$3,037,353
August 1 - 31, 2011	775,940	$2.5679	775,940	$21,044,831
September 1 - 30, 2011	—	$—	—	$21,044,831

Total	917,181	$2.7083	917,181	$21,044,831

(a)	Average price paid per share excludes commissions.
(b)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock.
(c)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: October 28, 2011	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text