Form 10-Q
period 2011-12-31
WESTELL TECHNOLOGIES INC
filed 2012-01-31
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 12, 2012:

Class A Common Stock, $0.01 Par Value – 52,308,104 shares

Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, excess and obsolete inventory, new product development, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully identify, acquire and integrate acquisitions, the effect of the Company’s accounting policies, retention of key personnel, and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2011, under Item 1A—Risk Factors and our Quarterly Reports on Form 10-Q and other SEC filings. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, or otherwise.

Trademarks

The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak® , eSmartAccess™ , Homecloud™, OS Plant Systems®, WESTELL SHADE®, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	March 31, 2011*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,252	$86,408
Restricted cash	7,449	—
Short-term investments	20,709	490
Accounts receivable (net of allowance of $ 12 and $ 147, respectively)	5,426	24,252
Inventories	11,109	12,955
Prepaid expenses and other current assets	2,818	3,156
Deferred income tax asset	6,985	18,700
Assets held-for-sale	—	4,781

Total current assets	175,748	150,742

Property and equipment:
Machinery and equipment	1,249	13,024
Office, computer and research equipment	10,407	15,583
Leasehold improvements	7,715	9,381

	19,371	37,988
Less accumulated depreciation and amortization	(18,042)	(34,738)

Property and equipment, net	1,329	3,250

Goodwill	787	2,197
Intangibles, net	2,839	3,473
Deferred income tax asset	27,629	41,467
Other assets	—	258

Total assets	$208,332	$201,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,063	$23,664
Accrued expenses	3,940	4,552
Accrued compensation	1,992	4,883
Liabilities held-for-sale	—	1,288

Total current liabilities	9,995	34,387
Other long-term liabilities	5,205	7,719

Total liabilities	15,200	42,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	526	541
Outstanding – 52,582,881 and 54,174,144 shares at December 31, 2011 and March 31, 2011, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	146
Issued and outstanding – 13,937,151 and 14,555,815 shares at December 31, 2011 and March 31, 2011, respectively
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	404,719	402,337
Treasury stock at cost – 9,129,286 and 4,629,373 shares at December 31, 2011 and March 31, 2011, respectively	(16,362)	(3,854)
Cumulative translation adjustment	534	965
Accumulated deficit	(196,424)	(240,854)

Total stockholders’ equity	193,132	159,281

Total liabilities and stockholders’ equity	$208,332	$201,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

*	The balance sheet as of March 31, 2011 includes the balances of ConferencePlus. As disclosed in Note 1, the Company completed the sale of ConferencePlus on December 31, 2011. See Note 1 for additional information.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Revenue	$14,392	$37,936	$58,321	$109,397
Cost of goods sold	10,129	28,105	39,471	77,730

Gross profit	4,263	9,831	18,850	31,667
Operating expenses:
Sales and marketing	1,414	2,705	5,108	8,234
Research and development	1,797	2,950	5,865	8,728
General and administrative	1,707	2,004	5,625	5,805
Restructuring	(2)	—	275	—
Intangible amortization	136	137	413	407

Total operating expenses	5,052	7,796	17,286	23,174

Operating income (loss)	(789)	2,035	1,564	8,493

Other income (expense), net	106	(24)	31,855	21
Interest (expense)	(37)	(2)	(42)	(8)

Income (loss) before income taxes and discontinued operations	(720)	2,009	33,377	8,506
Income tax (expense) benefit	268	4	(11,108)	444

Net income (loss) from continuing operations	(452)	2,013	22,269	8,950
Discontinued Operations (Note 1):
Gain on sale of discontinued operations, net of tax expense of $12,848	19,980	—	19,980	—
Income from discontinued operations, net of tax expense of $289, $30, $1,413 and $135	274	924	2,181	3,352

Net income	$19,802	$2,937	$44,430	$12,302

Basic net income (loss) per common share:
Basic net income (loss) from continuing operations	$(0.01)	$0.03	$0.33	$0.13
Basic net income from discontinued operations	0.30	0.01	0.33	0.05

Basic net income per common share*	$0.30	$0.04	$0.66	$0.18

Diluted net income(loss) per common share:
Diluted net income(loss) from continuing operations	$(0.01)	$0.03	$0.32	$0.13
Diluted net income from discontinued operations	0.30	0.01	0.32	0.05

Diluted net income per common share*	$0.29	$0.04	$0.65	$0.18

Weighted-average number of common shares outstanding:
Basic	66,411	68,280	67,390	67,616
Effect of dilutive securities: restricted stock and stock options**	921	2,002	1,266	1,398

Diluted	67,332	70,282	68,656	69,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

*	Per common share may not sum to totals because of rounding.

**	The Company had 1.5 million and 2.3 million shares represented by options for the three months and 0.6 million and 3.9 million shares represented by options for the nine months ended December 31, 2011 and 2010, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$44,430	$12,302
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,781	2,067
Exchange rate (gain) loss	20	(17)
Deferred taxes	13,999	—
Restructuring	942	—
Gain on sale of CNS assets	(31,654)	—
Gain on the sale of ConferencePlus, net of tax of $12,848	(19,980)	—
Gain on sale of a non-operating asset	(325)	—
Stock-based compensation	922	889
Changes in operating assets and liabilities:
Accounts receivable	12,671	(4,040)
Inventory	623	476
Prepaid expenses and other current assets	(316)	(375)
Other assets	26	70
Deferred revenue	467	(558)
Accounts payable and accrued expenses	(24,599)	12,738
Accrued compensation	(1,974)	11

Net cash provided by (used in) operating activities	(2,967)	23,563

Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	880	—
Maturities of other short-term investments	1,553	—
Purchases of held-to-maturity short-term debt securities	(6,451)	—
Purchases of other short-term investments	(16,201)	(735)
Purchases of property and equipment	(779)	(485)
Proceeds from sale of a non-operating asset	325	—
Proceeds from the sale of ConferencePlus, net of cash transferred	40,331	—
Proceeds from sale of CNS assets	36,683	—
Purchases of restricted cash investments	(7,449)	—

Net cash provided by (used in) investing activities	48,892	(1,220)

Cash flows from financing activities:
Proceeds from stock options exercised	1,600	2,591
Payment for subsidiary stock options tendered	—	(36)
Purchases of treasury stock	(12,553)	(555)

Net cash provided by (used in) financing activities	(10,953)	2,000

Effect of exchange rate changes on cash	(128)	33

Net increase in cash and cash equivalents	34,844	24,376
Cash and cash equivalents, beginning of period	86,408	61,315

Cash and cash equivalents, end of period	$121,252	$85,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus” or “CP”).

Sale of Conference Plus, Inc.

On December 31, 2011, the Company sold ConferencePlus to Arkadin S.A.S. and Arkadin Inc. for $41.0 million in cash (the “ConferencePlus sale”). The purchase price is subject to a post-closing working capital adjustment. Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The escrow amount has been recorded as restricted cash as of December 31, 2011. The results of operations of ConferencePlus have been classified as discontinued operations for the three and nine months ended December 31, 2011 and 2010. The Consolidated Statements of Cash Flows include discontinued operations. The March 31, 2011 Condensed Consolidated Balance Sheet presented herein includes the assets and liabilities for the discontinued operations.

As a result of the ConferencePlus sale, during the third quarter of fiscal year 2012, the Company recorded a gain of $20.0 million, net of $12.8 million in income taxes. This gain is included in discontinued operations on the Condensed Consolidated Statement of Operations.

As of March 31, 2011, the components of assets and liabilities related to the discontinued operations presented in the balance sheet were as follows:

Assets (in thousands):
Cash	$21
Accounts receivable, net of allowance of $115	7,181
Prepaid expenses and other current assets	574
Deferred income tax asset	481

Total current assets	8,257

Property and equipment, net	1,882
Goodwill	1,374
Intangibles, net	156
Deferred income tax asset	(573)
Other assets	211

Total assets	$11,307

Liabilities (in thousands):
Accounts payable	$368
Accrued compensation	1,974
Accrued expenses	1,280

Total current liabilities	3,622

Other long-term liabilities	119

Total liabilities	$3,741

ConferencePlus revenue and income before income tax reported in discontinued operations is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2011	2010	2011	2010
Revenue	$10,072	$10,331	$31,732	$31,196
Income before income tax	$563	$954	$3,594	$3,487

Sale of Customer Networking Solutions (“CNS”) Assets

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR Inc. (“NETGEAR”). As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for one year for this purpose or for other claims and is reflected as restricted cash on the Condensed Consolidated Balance Sheet. The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. This transaction closed on April 15, 2011 (the “CNS asset sale”). The assets and liabilities sold or transferred as part of the transaction were reported as held-for-sale in the March 31, 2011 balance sheet. During the fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million on this asset sale. This pre-tax gain is included in other income, net, on the Condensed Consolidated Statement of Operations. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company will provide transition services and sublease office space to NETGEAR.

The pre-tax gain on the sale is calculated as follows:

Pre-tax gain (in thousands):
Cash Proceeds	$36,683
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011 and transaction costs	(5,029)

Total pre-tax gain	$31,654

As of March 31, 2011, the components of assets and liabilities held-for-sale presented in the balance sheet were as follows:

Assets held-for-sale (in thousands):
Inventories	$4,656
Property and equipment, net	125

Total assets held-for-sale	$4,781

Liabilities held-for-sale (in thousands):
Accrued compensation	$370
Accrued expenses	918

Total liabilities held-for-sale	$1,288

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at December 31, 2011 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2012.

Reclassification

The Condensed Consolidated Balance Sheet as of March 31, 2011 reflects an adjustment to the previously issued audited financial statements to reclassify $13.7 million of long-term deferred income tax assets to short-term deferred income tax assets. This balance sheet reclassification had no impact on the historical statements of operations or retained earnings. Additionally, certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Previously reported amounts in the Condensed Consolidated Statement of Operations have been restated for the effects of the discontinued operations described above. The reclassifications related to discontinued operations had no impact on total assets, total liabilities, total stockholders’ equity or net income as previously reported.

Updates to Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits, money market funds and debt instruments consisting of pre-refunded municipal bonds. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost. Money market funds are accounted for as available-for-sale securities under the requirements of Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities (“ASC 320”).

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are included in “short-term investments”. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S Treasury securities. The bonds have original maturities of greater than 90 days, but have remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company elected the early adoption provision of ASU 2011-08.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments are being delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

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

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2011. As of December 31, 2011, the Company had approximately $6.4 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without the bank’s approval.

Note 3. Restructuring Charge

In the third quarter of fiscal year 2012, as a result of the ConferencePlus sale, the Company recognized restructuring expense of $667,000 in the discontinued operations of ConferencePlus for personnel costs related to severance agreements of two former ConferencePlus executives. This expense is presented within Income from discontinued operations on the Condensed Consolidated Statement of Operations. The liability was retained by the Company. As of December 31, 2011, the entire balance is unpaid and is presented on the Condensed Consolidated Balance Sheets within Accrued expenses.

In the first quarter of fiscal year 2012, as a result of the CNS asset sale, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was approximately $397,000 offset by $122,000 which was reimbursed by NETGEAR. As of December 31, 2011, $394,000 of these costs had been paid, leaving an unpaid balance of $3,000 which is presented on the Condensed Consolidated Balance Sheets within Accrued expenses.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee- related	Other costs	Total
Liability at March 31, 2011	$—	$—	$—
Charged	1,064	—	1,064
Utilized	(394)	—	(394)

Liability at December 31, 2011	$670	$—	$670

Note 4. Interim Segment Information

In the third quarter of fiscal year 2012, the Company completed the sale of the business which contained the ConferencePlus segment. The Company’s two remaining reportable segments are as follows:

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. Westell CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the first quarter of fiscal year 2012, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract, and the Company completed the remaining product shipments under this contract by December 31, 2011. The Company also retained the Homecloud product development program.

OSP: The Company’s Outside Plant Systems (“OSP”) product family consists of next-generation indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”); industrial switches and connectivity panels; T1 demarcation equipment; span powering equipment; remote monitoring devices; and customized systems integration (“CSI”). The Company’s new eSmartAccess family of Ethernet NID solutions allows cellular backhaul providers to deliver native Ethernet from the same CellPak cabinet they are using today for T1 demarcation. These solutions are optimized for backhaul of cellular traffic, service delivery to business enterprises and a variety of industrial applications including smart grid, security and transportation. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). Certain operating expenses are allocated between the CNS and OSP segments, including rent, information technology costs, and accounting. The CNS segment received 28% and 62% of these resource costs and the OSP segment was allocated 72% and 38% of the costs in the three and nine months ended December 31, 2011 and 2010, respectively. Segment operating income (loss) excludes certain unallocated Westell, Inc. G&A costs. Rent associated with resources supporting the assets sold to NETGEAR was not reallocated between the segments and are reflected in unallocated corporate costs.

Segment information for the three and nine months ended December 31, 2011 and 2010, which excludes the results of the discontinued ConferencePlus segment, is set forth below:

	Three Months Ended December 31, 2011
(in thousands)	CNS	OSP	Unallocated	Total
Revenue	$6,718	$7,674	$—	$14,392
Gross profit	1,613	2,650	—	4,263
Gross margin	24.0%	34.5%	—	29.6%
Operating expenses:
Sales and marketing	145	1,269	—	1,414
Research and development	574	1,223	—	1,797
General and administrative	200	649	858	1,707
Restructuring	(2)	—	—	(2)
Intangible amortization	1	135	—	136

Operating expenses	918	3,276	858	5,052

Operating income (loss)	$695	$(626)	(858)	(789)
Other income (expense), net			106	106
Interest (expense)			(37)	(37)
Income taxes			268	268

Net loss from continuing operations			$(521)	$(452)

	Three Months Ended December 31, 2010
(in thousands)	CNS	OSP	Unallocated	Total
Revenue	$26,168	$11,768	$—	$37,936
Gross profit	4,744	5,087	—	9,831
Gross margin	18.1%	43.2%	—	25.9%
Operating expenses:
Sales and marketing	1,292	1,413	—	2,705
Research and development	2,005	945	—	2,950
General and administrative	803	452	749	2,004
Intangible amortization	2	135	—	137

Operating expenses	4,102	2,945	749	7,796

Operating income (loss)	$642	$2,142	(749)	2,035
Other income (expense), net			(24)	(24)
Interest (expense)			(2)	(2)
Income taxes			4	4

Net income (loss) from continuing operations			$(771)	$2,013

	Nine Months Ended December 31, 2011
(in thousands)	CNS	OSP	Unallocated	Total
Revenue	$25,401	$32,920	$—	$58,321
Gross profit	5,760	13,090	—	18,850
Gross margin	22.7%	39.8%	—	32.3%
Operating expenses:
Sales and marketing	911	4,197	—	5,108
Research and development	2,036	3,829	—	5,865
General and administrative	751	2,071	2,803	5,625
Restructuring	275	—	—	275
Intangible amortization	3	410	—	413

Operating expenses	3,976	10,507	2,803	17,286

Operating income (loss)	$1,784	$2,583	(2,803)	1,564
Other income (expense), net			31,855	31,855
Interest (expense)			(42)	(42)
Income taxes			(11,108)	(11,108)

Net income from continuing operations			$17,902	$22,269

	Nine Months Ended December 31, 2010
(in thousands)	CNS	OSP	Unallocated	Total
Revenue	$65,788	$43,609	$—	$109,397
Gross profit	12,343	19,324	—	31,667
Gross margin	18.8%	44.3%	—	28.9%
Operating expenses:
Sales and marketing	3,871	4,363	—	8,234
Research and development	5,881	2,847	—	8,728
General and administrative	2,231	1,545	2,029	5,805
Intangible amortization	4	403	—	407

Operating expenses	11,987	9,158	2,029	23,174

Operating income (loss)	$356	$10,166	(2,029)	8,493

Other income (expense), net			21	21
Interest (expense)			(8)	(8)
Income taxes			444	444

Net income (loss) from continuing operations			$(1,572)	$8,950

Depreciation and amortization (in thousands)	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
CNS depreciation and amortization	$34	$64	$90	$362
OSP depreciation and amortization	251	195	708	622

Total depreciation and amortization	$285	$259	$798	$984

The CNS and OSP segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the CNS and OSP segments and therefore no asset or capital expenditure information by each of these segments is available.

Note 5. Comprehensive Income

The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2011	2010	2011	2010
Net income	$19,802	$2,937	$44,430	$12,302
Other comprehensive income (loss):
Foreign currency translation adjustment	2	131	(431)	93

Comprehensive income	$19,804	$3,068	$43,999	$12,395

Note 6. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

	December 31,	March 31,
(in thousands)	2011	2011
Raw material	$5,409	$9,035
Finished goods	7,329	10,127
Reserve for excess and obsolete inventory and net realizable value	(1,629)	(1,551)

Total inventory	11,109	17,611
Inventories held-for-sale (see Note 1)	—	(4,656)

Inventories, net of amounts held-for-sale	$11,109	$12,955

Note 7. Stock-Based Compensation

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”) during the three and nine months ended December 31, 2011 and 2010 excluding the impact of discontinued operations:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2011	2010	2011	2010
Stock-based compensation expense	$292	$260	$918	$768
Income tax expense	134	—	395	—

Total stock-based compensation expense after taxes	$158	$260	$523	$768

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

Non-qualified Non-public Subsidiary Stock Options

The Company’s ConferencePlus subsidiary had a stock option plan for the purchase of ConferencePlus stock. As a result of the sale of ConferencePlus, during the third quarter of fiscal year 2012, the Company purchased all outstanding ConferencePlus options with a strike price above fair market value. The purchase price for each option was equal to the difference between the fair market value of a share of ConferencePlus stock and the strike price for each option, resulting in an aggregate purchase price of $117,000 for the options. All remaining outstanding options were forfeited.

Note 8. Product Warranties

Most of the Company’s products carry a limited warranty ranging from one to three years for CNS products and up to seven years for OSP products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $269,000 and $239,000 as of December 31, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $223,000 and $325,000 as of December 31, 2011 and March 31, 2011, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other long-term liabilities. In addition, as of March 31, 2011 $194,000 of the warranty reserve was classified as held-for-sale. As a result of the CNS asset sale, this portion of the warranty liability was transferred to NETGEAR on April 15, 2011.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2011	2010	2011	2010
Total product warranty reserve at the beginning of the period	$520	$1,194	$758	$1,263
Warranty expense	0	74	83	167
Utilization	(28)	(68)	(155)	(230)
Warranty liability transferred to NETGEAR	—	—	(194)	—

Total product warranty reserve at the end of the period	$492	$1,200	$492	$1,200

Note 9. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.5 million and $0.7 million as of December 31, 2011 and March 31, 2011, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal and the Company’s guarantees will stay in place until the note is paid in full. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity and against the personal guarantees and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required.

At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $25,000 and $66,000 as of December 31, 2011 and March 31, 2011, respectively. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.

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

In the three and nine months ended December 31, 2011, the Company recorded a tax benefit of $0.3 million and tax expense of $11.1 million. These tax provisions resulted from an effective tax rate of 43% for the fiscal year plus separate discrete items. For the nine months ended December 31, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that was settled during the period and the $12.5 million tax expense on the gain on the CNS asset sale, which also was treated as a discrete item. Approximately $559,000 of an unrecognized tax benefit and the related deferred tax asset are anticipated to expire unused in March 2012.

The Company recorded a tax benefit of $4,000 and $444,000 for the three months and nine months ended December 31, 2010. In the nine months ended December 31, 2010, the benefit included a $375,000 benefit related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position expired during the first quarter. The benefit also included a $178,000 benefit related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in prior years. The net benefit was offset, in part, by $109,000 of tax expense that was recorded using an effective tax rate of 1.3% based on projected income for the fiscal year. Tax expense resulted from foreign and state tax. The Company was able to utilize its net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income generated for the three and nine months ended December 31, 2010.

Note 11. Commitments and Contingencies

Obligations

Future obligations and commitments decreased $35.3 million in the nine months ended December 31, 2011 to $18.2 million, down from $53.5 million at March 31, 2011. The March 31, 2011 total included $11.2 million of purchase obligations related to the ConferencePlus segment which was sold in the third quarter of fiscal year 2012. As a result of the CNS asset sale, $12.3 million of purchase obligations were assigned to NETGEAR on April 15, 2011. The remaining $11.8 million decrease was primarily due to a decrease in inventory purchase obligations in the CNS equipment segment as the Company continued to fulfill remaining non-cancellable customer orders which are not being replaced with additional orders.

Litigation

The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and are being vigorously defended. Although the Company does not expect the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations for which it assesses the likelihood of a loss is probable. The Company has not recorded any contingent liability attributable to existing litigation.

Contingency Reserves

As a result of a vendor dispute in the ConferencePlus segment, a $700,000 loss contingency reserve was recorded in cost of services in the fourth quarter of fiscal year 2010. The Company applies ASC 450 in assessing the need for a reserve and concluded that this loss was both probable and estimable. A settlement agreement was reached with the vendor and the Company paid the entire $700,000 as part of the settlement in the first quarter of fiscal year 2011. As of December 31, 2011, the Company has a contingent liability accrual of $838,000 related to certain intellectual property and indemnification claims. This accrual is classified as Accrued expenses on the Condensed Consolidated Balance Sheet as of December 31, 2011.

Note 12. Short-term Investments

The following table presents short-term investments as of December 31, 2011 and March 31, 2011:

(in thousands)	December 31, 2011	March 31, 2011
Certificates of deposits	$6,061	$490
Held-to-maturity, pre-refunded municipal bonds	14,648	—

Total investments	$20,709	$490

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2011:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$30,055	$30,055	—	—	Cash and cash equivalents
Liabilities:
Guarantee	$25	—	—	$25	Accrued expenses

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

Note 14. Share Repurchases

In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During the three and nine months ended December 31, 2011, 1.8 million shares and 4.4 million shares were repurchased under the authorized programs with a weighted-average per share purchase price of $2.09 and $2.76, respectively. Repurchases in the nine months ended December 31, 2011 include a purchase on May 31, 2011 of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from a voting trust, dated February 23, 1994 (the “Voting Trust”) and from other trusts associated with certain members of Mr. Robert C. Penny III’s family. Robert C. Penny III and Robert W. Foskett currently are members of the Company’s Board of Directors. They also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company’s Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. Messrs. Penny and Foskett currently serve as directors of the Company. During the nine months ended December 31, 2010, approximately 356,000 shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $1.56 There was approximately $17.3 million remaining for additional share repurchases under the August 2011 authorization as of December 31, 2011. The February 2010 authorization was fully utilized as of November 2011.

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Outside Plant Systems (“OSPlant Systems” or “OSP”) products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first Customer Networking Solutions (“CNS”) products in fiscal 1993. The Company also provided audio teleconferencing services through its Conference Plus, Inc. (“ConferencePlus” or “CP”) subsidiary from fiscal 1989 until ConferencePlus was sold on December 31, 2011. The Company realizes the majority of its revenues from the North American market.

Conference Plus is a full-service audio, web and video conferencing company that manages and hosts specific software and applications supporting its conferencing and meeting services. ConferencePlus was sold on December 31, 2011. Operating results from ConferencePlus have been excluded from the results of continuing operations for all periods presented. Additional information regarding the sale of ConferencePlus can be found in the Notes to the Condensed Consolidated Financial Statements.

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”). This transaction closed on April 15, 2011 (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract. The Company completed the remaining product shipments under this contract by December 31, 2011 and will continue to provide warranty under its contractual obligation. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development consists of ultra-high-speed applications-capable gateways and other applications-capable devices for the home network, plus associated software for home networking devices, plus Web-based services, to enable the delivery of new services into the home networking environment.

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

In the OSP segment, the Company designs, distributes, markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution, next-generation outdoor equipment cabinets and service provider demarcation products. The Company’s OSP products consist of next-generation indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”), industrial switches and connectivity panels; T1 demarcation equipment; span powering equipment; remote monitoring devices; and customized systems integration (“CSI”). The Company’s new eSmartAccess family of Ethernet NID solutions allows cellular backhaul providers to deliver native Ethernet from the same CellPak cabinet they are using today for T1 demarcation. These solutions are optimized for backhaul of cellular traffic, service delivery to business enterprises and a variety of industrial applications including smart grid, security and transportation. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada.

The OSP segment has introduced products and services that aim to allow greater customer diversification and has changed from being a provider centered on service to Regional Bell Operating Companies into a provider with broader products for sales channels that include independent operating companies (“IOCs”), wireless service providers, multiple systems operators (“MSOs”), utility providers and original equipment manufacturers (“OEMs”) worldwide. The Company continues to invest in new product areas.

The prices for the products vary based upon volume, customer specifications and other criteria, and are subject to change due to competition among telecommunications manufacturers and service providers.

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

Results of Operations

Below is a table that compares revenue for the three and nine months ended December 31, 2011 and 2010 by segment. Amounts related to ConferencePlus discontinued operations are not included.

Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$6,718	$26,168	$(19,450)	$25,401	$65,788	$(40,387)
OSP	7,674	11,768	(4,094)	32,920	43,609	(10,689)

Consolidated revenue	$14,392	$37,936	$(23,544)	$58,321	$109,397	$(51,076)

CNS revenue in the three and nine months ended December 31, 2011 decreased 74% and 61%, respectively compared to the same periods in the prior fiscal year due primarily to the CNS asset sale. Revenue for the nine months ended December 31, 2011 contained revenue of $1.0 million, which was realized prior to April 15, 2011, and related to customers that transferred with the CNS asset sale. The remaining revenue is from a single customer that did not transfer with the sale and represents revenue from modem, gateway, ancillary products; product screening and other services. Revenue in the prior-year included the sales of modem, gateway and ancillary products and also included revenue from Ultraline Series3 products and software.

OSP revenue decreased 35% and 25% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year due primarily to lower demand that the Company believes resulted from a combination of factors, including a technology shift from T1 to Ethernet for the backhaul of cellular traffic, customer inventory management and reuse programs, and effects of the Verizon strike which occurred in the quarter ended September 30, 2011.

Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2011	2010	Change	2011	2010	Change
CNS	24.0%	18.1%	5.9%	22.7%	18.8%	3.9%
OSP	34.5%	43.2%	(8.7)%	39.8%	44.3%	(4.5)%
Consolidated gross margin	29.6%	25.9%	3.7%	32.3%	28.9%	3.4%

CNS gross margin increased in the three and nine months ended December 31, 2011 compared to the same period in the prior year primarily due to product mix.

Gross margin in OSP decreased in both the three and nine month periods ended December 31, 2011 compared to the same periods in the prior year because of disproportionately reduced sales of higher margin products and lower absorption of overhead costs.

Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$145	$1,292	$(1,147)	$911	$3,871	$(2,960)
OSP	1,269	1,413	(144)	4,197	4,363	(166)

Consolidated sales and marketing expense	$1,414	$2,705	$(1,291)	$5,108	$8,234	$(3,126)

Sales and marketing expense in the CNS segment decreased 89% and 76% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year due to the CNS asset sale. Expenses in fiscal year 2012 are primarily for management, shipping and warranty costs for the one remaining customer, and for limited marketing costs related to the Homecloud product.

Sales and marketing expense in the OSP segment decreased 10% and 4% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year due primarily to lower sales commission expense.

Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$574	$2,005	$(1,431)	$2,036	$5,881	$(3,845)
OSP	1,223	945	278	3,829	2,847	982

Consolidated research and development expense	$1,797	$2,950	$(1,153)	$5,865	$8,728	$(2,863)

Research and development expenses in the CNS segment decreased by 71% and 65% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year due to the CNS asset sale. The Company continues to invest in Homecloud product development.

Research and development expenses in the OSP segment increased by 29% and 34% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to increased investment in the development of Ethernet and wireless products.

General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$200	$803	$(603)	$751	$2,231	$(1,480)
OSP	649	452	197	2,071	1,545	526
Unallocated corporate costs	858	749	109	2,803	2,029	774

Consolidated general and administrative expense	$1,707	$2,004	$(297)	$5,625	$5,805	$(180)

CNS general and administrative expense decreased 75% and 66% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year. OSP general and administrative expense increased 44% and 34% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year. CNS and OSP share general and administrative resources. The CNS segment received 28% and 62% of these resource costs and the OSP segment has been allocated 72% and 38% of the costs in fiscal years 2012 and 2011, respectively. General and administrative costs in the combined CNS and OSP segments were down in the three and nine months ended December 31, 2011, compared to the same periods in the prior fiscal year due primarily to lower bonus expense and a decreased allocation of building rent expense. Rent associated with resources supporting the assets sold to NETGEAR was not reallocated between the divisions and is reflected in unallocated corporate costs.

Unallocated corporate general and administrative expense increased by 15% and 38% in the three and nine months ended December 31, 2011, respectively, compared to the same periods in the prior fiscal year. The increase resulted primarily from increased stock-based compensation expense and an increased allocation of building rent expense, as referenced above.

Restructuring The Company had a reduction in force in the CNS business segment in the first quarter of fiscal year 2012 that resulted in a restructuring charge totaling a benefit of $2,000 due to actual expenses varying from the estimated amounts and expense of $275,000 in the three and nine months ended December 31, 2011, respectively. There were no restructuring charges in the first nine months of fiscal year 2011.

Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2011	2010	Change	2011	2010	Change
CNS	$1	$2	$(1)	$3	$4	$(1)
OSP	135	135	0	410	403	7

Consolidated intangible amortization	$136	$137	$(1)	$413	$407	$6

The intangible assets consist primarily of product technology and customer relationships from previous acquisitions.

Other income, net Other income (expense), net, was income of $106,000 and expense of $24,000 in the three months ended December 31, 2011 and 2010, respectively, and $31.9 million and $21,000 of income in the nine months ended December 31, 2011 and 2010, respectively. During the fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million on the CNS asset sale which is reflected in Other income. Other income also contains interest income and foreign currency gains and losses.

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

In the three and nine months ended December 31, 2011, the Company recorded a tax benefit of $0.3 million and tax expense of $11.1 million. These tax provisions resulted from an effective tax rate of 43% for the fiscal year plus separate discrete items. For the nine months ended December 31, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that was settled during the period and the $12.5 million tax expense on the gain on the CNS asset sale, which also was treated as a discrete item. Approximately $559,000 of an unrecognized tax benefit and the related deferred tax asset are anticipated to expire unused in March 2012.

In the three and nine months ended December 31, 2010, the Company recorded $4,000 and $444,000 of tax benefit, respectively. The Company recorded tax expense using an effective rate of 1.3% based on projected income for the fiscal year. Tax expense results from foreign and state tax. The Company was able to utilize its reserved net operating loss carryforwards to offset federal taxable income and federal alternative minimum taxable income. The Company had two discrete tax items which impacted the tax provision in the nine months ended December 31, 2010. A $375,000 tax benefit was recorded in the first quarter of fiscal year 2011 related to the reversal of a reserve against an uncertain tax position because the statute of limitations related to the position expired. The Company also recorded a $178,000 benefit in the first quarter of fiscal year 2011 that related to the Company’s ability to fully offset alternative minimum taxable income with alternative minimum tax net operating loss carryforwards that were generated in fiscal year 2008.

Discontinued operations On December 31, 2011, the Company sold ConferencePlus for $41.0 million in cash. The purchase price is subject to a post-closing working capital adjustment. The results of operations of ConferencePlus along with the gain on the sale have been classified as income from discontinued operations for the three and nine months ended December 31, 2011 and 2010. Net income from discontinued operations was $20.3 million and $22.2 million in the three and nine months ended December 31, 2011, respectively and includes an after tax gain on the sale of $20.0 million and $0.7 million of related restructuring expenses. Net income from discontinued operations was $0.9 million and $3.4 million in the three and nine months ended December 31, 2010, respectively, and represents the net income from the ConferencePlus operations for those periods.

Net income Net income was $19.8 million in the three months ended December 31, 2011 compared to net income of $2.9 million in the three months ended December 31, 2010. Net income was $44.4 million in the nine months ended December 31, 2011 compared to net income of $12.3 million in the nine months ended December 31, 2010. The changes were due to the cumulative effects of the items identified above.

Liquidity and Capital Resources

At December 31, 2011, the Company had $142.0 million in cash and cash equivalents and short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. The Company also had $7.4 million of restricted cash relating to the CNS asset sale and the sale of ConferencePlus at December 31, 2011. At December 31, 2011, the Company had no amounts outstanding and approximately $6.4 million available under its secured revolving credit facility.

The Company does not have any significant debt, nor does it have material capital expenditure requirements or other payments due on long-term obligations. The Company does not have any off-balance sheet arrangements other than the guarantee on the Enginuity note described in Note 9 of the Condensed Consolidated Financial Statements and standard operating leases. Total future obligations and commitments as of December 31, 2011 were $18.2 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

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

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of the prime rate or the Federal Funds rate (the “Base Rate”). The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company has maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum EBITDA, a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2011.

The Company’s operating activities used cash of $3.0 million in the nine months ended December 31, 2011. Cash was generated from earnings but was more than offset by a reduction of accounts payable. The Company retained certain pre-CNS asset sale accounts receivable and accounts payable related to the CNS business that was sold to NETGEAR. The majority of those assets converted to cash, and the liabilities were paid after the transaction closed and are reflected in the current fiscal year operating activities on the Condensed Consolidated Statements of Cash Flows.

The Company’s investing activities for the nine month ended December 31, 2011 provided $48.9 million of cash which resulted primarily from $40.3 million received from the sale of ConferencePlus and $36.7 million received from the CNS asset sale, less $7.4 million of restricted cash resulting from those sales. The Company used $20.2 million for purchases of short-term investments, net of maturities.

The Company’s financing activities used $11.0 million of cash, represented by $12.6 million of treasury stock repurchases offset by $1.6 million of proceeds from the exercise of stock options in the nine months ended December 31, 2011.

Future obligations and commitments decreased $35.3 million in the nine months ended December 31, 2011 to $18.2 million, down from $53.5 million at March 31, 2011. The March 31, 2011 total included $11.2 million of purchase obligations related to the ConferencePlus segment which was sold in the third quarter of fiscal year 2012. As a result of the CNS asset sale, $12.3 million of purchase obligations were assigned to NETGEAR on April 15, 2011. The remaining $11.8 million decrease was primarily due to a decrease in inventory purchase obligations in the CNS equipment segment as the Company continued to fulfill remaining non-cancellable customer orders which are not being replaced with additional orders.

As of December 31, 2011, the Company had net deferred tax assets of approximately $34.6 million. The federal net operating loss carryforward begins to expire in fiscal year 2020. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against the deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and will adjust the valuation allowance against deferred tax assets accordingly.

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

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are included in “short-term investments”. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S Treasury securities. The bonds have original maturities of greater than 90 days, but have remaining maturities of less than one year. The municipal bonds are classified as held-to-maturity and are carried at amortized cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of December 31, 2011, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b) (c)
October 1—31, 2011	143,857	$2.0699	143,857	$20,747,056
November 1—30, 2011	782,913	$2.0667	782,913	$19,121,924
December 1—31, 2011	845,454	$2.1126	845,454	$17,323,131

Total	1,772,224	$2.0889	1,772,224	$17,323,131

(a)	Average price paid per share excludes commissions.
(b)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. This authorization was fully utilized as of November 2011.
(c)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 2.1	Stock Purchase Agreement, dated December 20, 2011, among Arkadin S.A.S., Arkadin, Inc. and Westell Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2011)

Exhibit 10.1	General Waiver and Release Agreement, dated December 31, 2011, by and between Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012)

Exhibit 10.2	Settlement Agreement and Release dated December 31, 2011, by and between Conference Plus, Inc., Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: January 31, 2012	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Chief Accounting Officer

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 2.1	Stock Purchase Agreement, dated December 20, 2011, among Arkadin S.A.S., Arkadin, Inc. and Westell Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2011)

Exhibit 10.1	General Waiver and Release Agreement, dated December 31, 2011, by and between Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012)

Exhibit 10.2	Settlement Agreement and Release dated December 31, 2011, by and between Conference Plus, Inc., Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012)

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text