Form 10-K
period 2012-03-31
WESTELL TECHNOLOGIES INC
filed 2012-05-25
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2011 (based upon an estimate that 74% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $100 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

As of May 14, 2012, 49,432,494 shares of the registrant’s Class A Common Stock were outstanding and 13,937,151 shares of registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.

2012 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2012, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak®, eSmartAccess™, Homecloud™, OS Plant Systems®, WESTELL SHADE®, WESTELL TECHNOLOGIES™, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

PART I

ITEM 1.	BUSINESS

Westell Technologies, Inc., (the “Company”) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is comprised of two operating segments, Westell (formerly Outside Plant Systems or OSP) and Customer Networking Solutions (“CNS”). Segment financial information for fiscal years 2012, 2011 and 2010 is set forth in the footnotes to the March 31, 2012 consolidated financial statements.

Acquisition of ANTONE Wireless

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation, including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the closing date. The Company also hired most of ANTONE’s employees. ANTONE products include a line of high-performance Tower-Mounted Amplifiers, Multi-Carrier Power Amplifier Boosters, and cell-site antenna sharing products.

Sale of ConferencePlus

On December 31, 2011, the Company sold Conference Plus, Inc. (“ConferencePlus”), its conferencing segment, to Arkadin S.A.S. and Arkadin Inc. As a result, the net gain on the sale of ConferencePlus and the ConferencePlus net income have been classified as discontinued operations on the Consolidated Statements of Operations for all periods presented.

Westell Segment

In the Westell segment, the Company designs, distributes, markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution, wireless signal conditioning, next-generation outdoor equipment cabinets and service provider demarcation products. The Company’s products consist of next-generation indoor and outdoor cabinets, enclosures and mountings; power distribution products; Ethernet network interface devices (“NIDs”), industrial switches and mounting solutions; NIDs for TDM/SONET networks and service demarcation; wireless signal conditioning and monitoring products for cellular networks; span powering equipment; remote monitoring devices; and customized systems integration (“CSI”). These products sell into three primary markets: wireline service providers (including integrated wireline/wireless telecommunications service providers), wireless service providers, and industrial and utility companies.

The following table sets forth a list of the Company's principal Westell segment products and their applications:

Westell Segment Products Table

Product Description	Applications
Cell Site Optimization: Consists of Tower Mounted Amplifiers, small outdoor-hardened amplifiers mounted next to the antennas on cell towers; Multi-Carrier Power Amplifier Boosters, located at the base of the cell tower to amplify the transmitted signal; and associated ancillary products for powering amplifiers and sharing antenna feeds.	Used by wireless service providers at cell sites to improve the receive and transmit signal strengths and cell site performance, thereby improving coverage area, data throughput and the overall wireless user experience, and reducing dropped call rates, dropped packets, and dead zones.

DAS Interface Panels: Interconnect a wireless Base Transceiver Systems (BTS) to a Distributed Antenna System (DAS) by providing field adjustable attenuation and monitoring of the Radio Frequency (RF) levels.	Used by wireless service providers and neutral-party DAS hosts to fine tune the RF signal levels for maximum performance of a given DAS installation and configuration. Works in both indoor and outdoor DAS locations.

Ethernet Solutions: Consists of eSmartES Managed Ethernet Switches, industrial-hardened, multiport, remotely-managed Ethernet switches with a variety of port count and connectivity options (both fiber and copper), including models with advanced powering and site telemetry features; and

eSmartJack Ethernet NIDs, hardened, remotely-managed Ethernet Network Interface Devices (NIDs) to monitor the performance of Ethernet services and provide a point of demarcation between carrier and end user.

Used by service providers, utilities and industrial users to create and interface to public or private Ethernet networks in both indoor and harsh outdoor environments. Also used by service providers to interface to Metro Ethernet networks for the backhaul of cellular traffic from cell sites, and the delivery of business-class Ethernet services to end users. Provides management features to show visibility into the performance of the network and the site environment.

SONET/TDM Solutions: Network Interface Units with Performance Monitoring features for DS3/T3 and DS1/T1 circuits; line repeaters for T1 circuits; and span powering equipment, to inject power onto DS1 spans for powering remote equipment.	Facilitates the maintenance, monitoring, extension, and demarcation of DS3/T3 and DS1/T1 facilities. Can be deployed in central offices for a DS3 or DS1 hand-off to alternate carriers, in mid-span locations in the outside plant, and also in customer premises locations to provide a point of demarcation between the telephone company’s equipment and the customer’s equipment.

Power Distribution: Fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds with fuses or breakers.	Standard 19” or 23” rack mounting for service providers central offices, remote terminals and enclosures to provide secondary DC power distribution to operate equipment. Safely protects operating equipment in the event of fault current.

(Continued from prior page)

Westell Segment Products Table

Product Description	Applications
Remote Site Monitoring: Rack-mounted devices with internal sensors and connections for external sensors to provide visibility into remote site environmental conditions such as temperature, battery voltage, and equipment status and alarms. Status information and alarms are communicated back to a centralized management system typically located at a network operations center.	Applications include service provider’s central offices, remote terminals, and enclosures to provide environmental information such as temperature, air flow, humidity and smoke, battery condition, and equipment operating status.

Cabinets, Enclosures and Mountings: Includes outdoor cabinets in variety of sizes and configurations for sheltering equipment and maintaining a proper operating temperature in harsh outdoor environments; enclosures for protecting equipment in both outdoor and indoor environments; and pre-wired mountings to accommodate plug-in cards from Westell and other manufacturers for a variety of telecom technologies, including Ethernet NIDs, T1 NIUs and HDSL remote terminal cards.	Outdoor cabinets and enclosures are used by service providers, utilities and industrial users for locating sensitive equipment in exposed outdoor environments. Indoor enclosures house equipment and protect it from unauthorized access. Mountings are deployed by service providers to accommodate line cards which terminate their Ethernet, T1 and HDSL circuits as a point of demarcation at business enterprise customers and at cell sites for cellular backhaul applications.

Copper / Fiber Connectivity: A flexible portfolio of standard 19” or 23” relay rack mount panels and wall mount enclosures designed with a “mix and match” architecture for Ethernet, fiber or coax cable. These products facilitate easy and simple splicing of optical fiber cables, and/or termination of copper-based Ethernet, and coax handoffs.	Provides a physical demarcation for Ethernet, DS1/T1, DS3/T3, optical fiber and coax based services at the customer premises.

Customized Systems Integration Services: A one-stop shop for complete turnkey solutions of customer-specified equipment installed in a Westell cabinet or enclosure.	CSI service is ideal for customers benefiting from integrated solutions for backhaul, smart grid and other custom applications. CSI reduces time-to-market and the costs of technicians for field installations, and eliminates the need to design, assemble and test on the job site.

CNS Segment

On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the CNS segment to NETGEAR, Inc. The Company retained a major CNS customer relationship and contract. The Company completed the remaining contractually required product shipments under the retained contract in December 2011 and continues to provide warranty under its contractual obligation. The Company also continues to supply ancillary products, software and services to the retained customer. The Company also retained within its CNS division the Homecloud product development program.

The Homecloud product family, which is currently under development, aims to provide a new suite of services into the home for a variety of applications. These will include enhanced security, media and information management, sharing and delivery, home control, and network management.

Research and Development Capabilities and Engineering Base

The Company believes that its future success depends, in part, on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet customer needs. Thus, the Company expects to continue to devote substantial resources to product development.

In fiscal years 2012, 2011 and 2010, the Westell segment incurred approximately $5.1 million, $3.8 million, and $2.3 million and the CNS segment incurred approximately $2.6 million, $7.9 million, and $9.0 million, respectively, of expense for research and development (“R&D”) activities.

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

The Company’s quality systems, including product development processes, are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. The Company believes product quality and reliability are critical and distinguishing factors in a customer’s selection process.

The Company expenses software development costs until its products reach technological feasibility, as defined by software accounting rules.

Pursuant to the Company’s strategic plans and in response to customer and market demands, the Company continues to develop additional models, variants and extensions of the products listed in the above Westell Segment Products Table.

The Company’s products are subject to industry-wide standardization organizations which include Telcordia, the Internet Engineering Task Force, the Metro Ethernet Forum, the American National Standards Institute (“ANSI”) in the U.S. and the International Telecommunications Union (“ITU”).

Customers

The Company’s principal customers historically have been major U. S. telecommunications service providers (“telephone companies”). In addition, the Company sells products to several other entities, including, independent domestic local exchange carriers, competitive local exchange carriers, inter-exchange carriers, wireless service providers, internet service providers, MSOs, utility companies, systems integrators and distributors.

Marketing, Sales and Distribution

The Company sells its products through its domestic field sales organization and selected distributors and markets its products to service providers within the U.S. and Canada.

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

The Company provides customer support, technical consulting, research assistance and training to some of its customers with respect to the installation, operation and maintenance of its products.

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

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS products, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. In the event there are material deficiencies or defects in the design or manufacture of the Company’s products, the affected products could be subject to recall.

Manufacturing

The Company outsources the majority of its manufacturing to offshore suppliers. Power and remote monitoring products, which are in the Westell segment, are currently produced through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada. As announced in February 2012, the Company is transitioning the Canadian manufacturing to its headquarters in Aurora, IL in fiscal year 2013. Reliance on third-party offshore subcontractors involves several risks. Standard commercial components available from multiple suppliers are procured by the offshore suppliers. In some cases, there are also single-sourced components and technology needed to produce products. The Company has direct relationships and purchase contracts with suppliers for these items and may maintain inventory for these items at the subcontractors’ locations. Critical components, technology shortages or business interruption at our contract manufacturers could cause production delays that may result in expediting costs or lost business.

A substantial portion of the Company's shipments in any fiscal period can relate to orders for products received in that period. Further, a significant percentage of orders may require delivery within 48 hours. To meet this demand, the Company maintains inventory at its facilities and customers’ sites. Because of the rapid technological changes to our products, the Company faces a recurring risk that the inventory it holds may become obsolete.

Competition

The markets for the Company’s products are intensely competitive and the Company has no reason to believe that this competitive environment will ease in the future. The Company’s primary competitors vary by market. The Company’s principal competitors in the Westell segment include ADTRAN, Inc., Charles Industries, Ciena, Emerson, Purcell, Ruggedcom, TE Connectivity and Telect. The Company’s principal competitors with respect to its CNS segment have included Actiontec Electronics Inc., Cisco Systems Inc. (Linksys), D-Link Systems Inc., Motorola, NETGEAR, Pace (2Wire Inc.), Sagem, Technicolor and ZyXEL Communications Co .

The Westell segment sells demarcation solutions including cabinets, enclosures, T1 network interface units without performance monitoring and T1 network protection devices to the cellular backhaul market. The Company believes that as the market transitions from T1 to Ethernet and as alternative solutions are deployed for cellular backhaul and enterprise connectivity, including Ethernet, fiber and microwave the demand for the Company’s traditional Westell transmission T1-type products will decline. (Also, see Risk Factors in Item 1A of this report.)

Backlog

Product shipments are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions. Seasonality may cause revenue to differ from quarter to quarter. Purchase orders are generally received less than a month prior to shipment.

As of May 14, 2012, the Westell and CNS segments had $2.8 million and $0.6 million of backlog, respectively. As of May 13, 2011, the Westell and CNS segments had $2.5 million and $18.5 million of backlog, respectively.

International Revenue

Revenues from continuing operations from international customers represented approximately $2.4 million, $2.5 million and $4.5 million of the Company’s revenues in fiscal years 2012, 2011, and 2010, respectively, which represents approximately 3.4%, 1.7% and 3.2% of the Company's total revenues in such years.

Major Customers

The Company depends, and may continue to depend, on the telephone companies and other independent local exchange carriers for the majority of its revenues. Sales to the Company’s largest customer, Verizon, accounted for 31.2% of the Company's total revenues in fiscal year 2012. CNS segment revenue from Verizon was $25.7 million in fiscal year 2012.

Proprietary Rights and Intellectual Property

The Company’s success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of technical leadership, copyrights, trademarks, trade secrets and other intellectual property, nondisclosure agreements and other protective measures to protect its proprietary know-how. The Company regards some of its technology as proprietary. The expiration of any of the patents held by the Company would not have a material impact on the Company. The Company expects to seek additional patents from time to time related to its research and development activities.

Employees

As of May 1, 2012, the Company had 136 full-time employees. The following table reflects headcount by segment and functional area:

	CNS	Westell	Corporate	Total
Operations	—	46	—	46
Sales and marketing	1	29	—	30
Research and development	7	28	—	35
General and administrative	—	4	21	25

Total employees	8	107	21	136

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the Company makes these reports available free of charge on the Company’s internet website, www.westell.com. The Company maintains a corporate governance page on the Company’s website. This page includes, among other items, the Code of Business Conduct, the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter. The corporate governance information can be found at www.westell.com under Investors.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this Form 10-K. If any of the following risks occur, our business, operating results or financial condition would likely suffer, and the market price for our securities could decline.

Risks Related to Our Business

General economic conditions may affect our results.

The global economy has been undergoing a period of unprecedented volatility, which has affected the demand for our equipment and services. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition. The Company may experience a decrease in purchases or usage of our products and services if, for example, increased unemployment leads to lower utilization of telecommunications services. Customers may stop or decrease purchasing due to efforts to reduce inventory and conserve cash. The Company may also experience business disruptions due to an inability to obtain equipment, parts and supplies from suppliers if fragile supply businesses fail.

We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of a major customer could adversely impact our business.

We have and may continue to depend on U.S. telephone companies for the majority of our revenues. The telephone companies and our other customers are significantly larger than we are and are able to exert a high degree of influence over us. These customers may often be permitted to reschedule orders without penalty. Even if demand for our products is high, the telephone companies have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.

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

Although we have long-term customer pricing contracts, we have few long-term contracts or arrangements with our suppliers. We may not be able to obtain products or components at competitive prices, in sufficient quantities or under other commercially reasonable terms. We may be unable to pass any significant increase in product costs on to our customers, which could have an adverse impact on our financial results.

Our lack of backlog may affect our ability to adjust for unexpected changes in customer demand.

Customers often place orders for product within the month of their requested delivery date. We therefore do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked or orders becoming non-cancellable in that quarter. Our expense levels and inventory commitments are based on anticipated customer demand and are relatively fixed in the short term. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement then our business would also be harmed. We enter into short-term contracts with our suppliers in the form of purchase orders. These purchase orders are issued to vendors based on forecasted customer demand. Therefore, we may be unable to cancel purchase orders with our suppliers or adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders could have an immediate adverse impact on our business and operating results.

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

Our customers have lengthy purchase cycles and unpredictable purchasing practices that affect our ability to sell our products.

Prior to selling products to service providers, we must undergo lengthy approval and purchase processes. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies or utilized for new service offerings. Customers may also choose not to utilize our offerings. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval.

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

We are dependent on offshore suppliers in Asia. Although there typically is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue.

We rely on subcontractors in Asia for assembly and testing of and to purchase raw materials used in such assemblies. The reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our outsource manufacturing partners are generally expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.

Due to the rapid pace of technological change and volatile customer demand, our products may become obsolete and could cause us to incur charges for excess and obsolete inventory which would materially harm our business.

The telecommunications industry is subject to rapid technological change and volatile customer demands, which affected our past results and could result in inventory obsolescence or excess inventory. We have in the past and may in the future devote disproportionate resources to a product that we ultimately may not sell or have to sell for a loss. If we incur substantial inventory impairments that we are not able to recover because of changing market conditions, or if we commit resources that do not result in profitable sales, there could be a material adverse effect on our business, financial condition and results of operations.

Our products and services face intense competition. Our failure to compete successfully could materially affect our profitability.

Because we are significantly smaller than many of our competitors, we may lack the financial, marketing, technical and other resources needed to increase or maintain our market share. Many of our competitors are much larger than we are and may be able to offer a wider array of products and services required for a service provider’s business than we do.

Competitors may succeed in establishing more technologically advanced products and services, or products with more favorable pricing or may otherwise gain an advantage over our products which would result in lost business that would adversely impact our profitability.

Because of intense competition, we may price our products and services at low margins in order to win or maintain business. Low margins from our sales of products and services could materially and adversely affect our profitability and ability to implement our business goals.

We are dependent on third-party technology, the loss of which would harm our business.

We rely on third parties for technology in our products. Consequently, the Company must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations would be materially and adversely affected.

Potential product recalls, service failures and warranty expenses could adversely affect our profitability.

Our products are required to meet rigorous standards imposed by our customers, and we warrant the performance of these products and services. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames and indemnify such customers against certain liabilities arising out of the use of our products or services. Complex products such as those offered by us may contain undetected defects or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. If product defects, recalls, warranty returns, failures, indemnification or liquidated-damage claims exceed our anticipated costs for these items, our business could be harmed. Such claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products and services, and could affect our product sales, our customer relationships, and our profitability.

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

Our products use third party and open source intellectual property. The telecommunications industry is characterized by the existence of an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. From time to time we receive communications from third parties alleging infringement of exclusive patent, copyright and other intellectual property rights to technologies that are important to us. Such litigation, regardless of its outcome, could result in substantial costs and thus adversely impact our profitability.

We could face securities litigation or other litigation that could result in the payment of substantial damages or settlement costs in excess of our insurance coverage. Any adverse outcome could harm our business. Even if we were to prevail in any such litigation, we could incur substantial legal costs and management's attention and resources could be diverted from our business which could cause our business to suffer.

We will not be able to successfully compete, develop and sell products and services if we fail to retain key personnel and hire additional key personnel.

Because of our need to continually compete for customer business, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition, we do not have non-compete contracts with most of our employees. Our inability to attract and retain key employees could harm our ability to successfully sell existing products, develop new products, and implement our business goals.

Industry consolidation and divestiture and could make competing more difficult.

Consolidation of companies offering competing products is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors, our customers and our customers’ competitors.

Our customers may acquire, merge or divest territories to other telecommunication service providers. The acquiring companies often use competitor products in their legacy business. We are often required to formally bid to retain existing business or obtain new business in the acquirer’s territory.

We cannot provide any assurances that we will be able to compete successfully in an increasingly consolidated telecommunications industry or retain or win business when existing customers divest portions of their business to others. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may engage in future acquisitions that could impact our financial results or stock price.

Our growth strategy includes acquisitions. We expect to continue to review potential acquisitions and we may acquire or make investments in businesses, products or technologies in the future. Any substantial future acquisitions or investments would present a number of risks that could harm our business including:

•	business integration issues;

•	disruption to our ongoing and acquired business;

•	difficulty realizing the intended benefits of the transaction; and

•	impairment of assets related to resulting goodwill and acquired intangibles.

Future acquisitions or investments could also result in use of significant cash balances, potential dilutive issuances of equity securities or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations.

Utilization of our deferred tax assets could be limited by an ownership change as defined by Section 382 of the Internal Revenue Code, or by a change in the tax code, or by our ability to generate future taxable income.

We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. In addition, some tax jurisdictions such as Illinois and California have suspended the use of net operating losses to offset future taxable income for a period of time. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.

We may incur liabilities in connection with the sale of certain assets and discontinued operations.

In connection with our divestitures of ConferencePlus and substantially all of the assets of the CNS business, we have agreed to indemnify parties against specified losses with respect to those transactions and retained responsibility for various legal liabilities that may accrue. The indemnities relate to, among other things, liabilities which may arise with respect to the period during which we operated the divested business, and to certain ongoing contractual relationships and entitlements with respect to which we made commitments in connection with the divestiture. In connection with defending indemnity and third party claims, we will incur expenses to resolve the claim or to defend against the third party action, which expense could harm our operating results. In addition, such claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim.

Any restructuring activities that we may undertake, including the announced relocation of the majority of the Noran Tel operations, may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We regularly evaluate our existing operations and, as a result of such evaluations, may undertake restructuring activities within our business, including the announced plan to relocate the majority of the Noran Tel operations located in Regina, Canada, consisting primarily of production and fulfillment operations, to our location in Aurora, Illinois. These restructuring activities may involve higher costs or longer timetables than we anticipate, including costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may disrupt sales or operations and may not result in improvements in future financial performance. If we incur unanticipated costs or are unable to realize the benefits related to restructuring activities, the activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our business may be affected by uncertain government regulation and changes in current or future laws or regulations could restrict the way we operate our business.

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

Risks Related to our Common Stock

We could be the subject of future investigation by the SEC or other governmental authorities that could adversely affect our financial condition, results of operations and the price of our common stock.

In the event that an investigation by the SEC or other governmental authorities leads to significant legal expense or to action against the Company or its directors and officers, our financial condition, results of operations and the price of our common stock may be adversely impacted.

Our principal stockholders can exercise significant influence that could discourage transactions involving a change of control and may affect your ability to receive a premium for Class A Common Stock that you purchase.

As of May 14, 2012, as trustees of a voting trust, dated February 23, 1994 (the “Voting Trust”), containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 49.3% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 53.1% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny and Foskett, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases the following real property:

Location	Purpose	Square footage	Termination year
Aurora, IL	Office, distribution and manufacturing	185,000	2017
Regina, Saskatchewan, Canada	Office and manufacturing	24,000	2012
Plano, TX	Office	2,225	2013
Goleta, CA	Office and manufacturing	2,013	2013

The Aurora facility is used for its corporate headquarters, product distribution, and warranty processing. In April 2011, the Company entered into a site license to rent a portion of the Aurora facility to NETGEAR. The site license concluded in April 2012. Alternative uses are currently being explored for portions of the Aurora facility that exceed the Company’s requirements.

As part of the Noran Tel relocation, the Company exercised the early termination option of the lease of the Regina facility. The Company anticipates entering into a new office lease in Regina in fiscal year 2013 to house the remaining Sales and R&D team.

The Company acquired certain assets and liabilities of ANTONE Wireless Corporation on May 15, 2012. The Texas and California leases were assumed with the acquisition.

The Company does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by governmental and regulatory agencies. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is quoted on the NASDAQ Global Select Market under the symbol “WSTL”. The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2011
First Quarter ended June 30, 2010	$1.65	$1.26
Second Quarter ended September 30, 2010	2.42	1.49
Third Quarter ended December 31, 2010	3.45	1.56
Fourth Quarter ended March 31, 2011	3.80	2.85
Fiscal Year 2012
First Quarter ended June 30, 2011	$3.93	$3.16
Second Quarter ended September 30, 2011	3.61	2.09
Third Quarter ended December 31, 2011	2.52	1.94
Fourth Quarter ended March 31, 2012	2.52	2.18

As of May 14, 2012, there were approximately 580 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.

During the fiscal year ended March 31, 2012, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b) (c)
January 1 — 31, 2012	581,704	$2.2889	581,704	$16,026,919
February 1 — 29, 2012	643,424	$2.3366	643,424	$14,513,842
March 1—31, 2012	826,517	$2.3787	826,517	$12,535,385

Total	2,051,645	$2.3401	2,051,645	$12,535,385

(a)	Average price paid per share excludes commissions.
(b)	In February 2010, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. This authorization was fully utilized as of November 2011.
(c)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

Performance Graph

The following performance graph compares the change in the Company’s cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2007 and ending March 31, 2012. The stock price performance shown in the performance graph may not be indicative of future stock price performance.

	3/07	3/08	3/09	3/10	3/11	3/12
Westell Technologies, Inc.	100.00	69.12	12.90	65.44	161.29	107.37
NASDAQ Composite	100.00	89.92	64.23	99.43	118.58	128.96
NASDAQ Telecommunications	100.00	77.26	53.57	79.60	89.32	78.93

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of March 31, 2012, 2011, 2010, 2009 and 2008 and for each of the five fiscal years in the period through fiscal year 2012 have been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP. The Company sold its ConferencePlus subsidiary in fiscal year 2012 and is reporting the results of ConferencePlus as discontinued operations. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2012	2011	2010	2009	2008
Revenue	$69,655	$147,849	$139,764	$140,714	$152,031
Cost of goods sold	46,398	106,297	102,374	109,762	117,413

Gross profit	23,257	41,552	37,390	30,952	34,618
Operating expenses:
Sales and marketing	6,496	10,813	10,770	14,929	12,352
Research and development	7,727	11,774	11,363	17,633	19,945
General and administrative	7,615	8,623	9,020	12,151	13,722
Goodwill impairment	—	—	—	1,381	9,651
Intangible amortization	548	545	529	1,820	1,833
Restructuring	550	—	460	591	5,717

Total operating expenses	22,936	31,755	32,142	48,505	63,220

Operating income (loss) from continuing operations	321	9,797	5,248	(17,553)	(28,602)
Gain on CNS asset sale	31,654	—	—	—	—
Other income (expense), net	331	29	17	806	3,380
Interest (expense)	—	(9)	(4)	(15)	(12)

Income (loss) from continuing operations before income tax	32,306	9,817	5,261	(16,762)	(25,234)
Income taxes	(12,875)	53,304	814	21	(52,617)

Net income (loss) from continuing operations	19,431	63,121	6,075	(16,741)	(77,851)
Gain on sale of discontinued operations, net of tax expense of $12,359	20,489	—	—	—	—
Income from discontinued operations, net of tax expense of $1,447, $53, $256 $98 and $1,087, respectively	2,062	4,815	4,252	147	1,621

Net income (loss)	$41,982	$67,936	$10,327	$(16,594)	$(76,230)

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.29	$0.93	$0.09	$(0.24)	$(1.11)
Basic net income from discontinued operations	0.34	0.07	0.06	0.01	0.02

Basic net income (loss) per share*	$0.63	$1.00	$0.15	$(0.24)	$(1.08)

Average number of basic common shares outstanding	66,657	67,848	67,987	69,470	70,376
Diluted net income (loss) per share
Diluted net income (loss) from continuing operations	$0.29	$0.91	$0.09	$(0.24)	$(1.11)
Diluted net income from discontinued operations	0.33	0.07	0.06	0.01	0.02

Diluted net income (loss) per share*	$0.62	$0.98	$0.15	$(0.24)	$(1.08)

Average number of diluted common shares outstanding	67,979	69,477	68,573	69,470	70,376
Balance Sheet Data (at end of period):
Cash and cash equivalents	$120,832	$86,408	$61,315	$46,058	$65,747
Working capital **	12,461	29,457	17,959	19,001	13,317
Total assets	197,426	201,387	121,834	115,564	134,228
Total stockholders’ equity	$186,364	$159,281	$87,731	$76,448	$93,495

*	Per share may not sum to totals because of rounding.
**	Working capital is defined as current assets less cash and cash equivalents, restricted cash, short-term investments and current liabilities.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Westell segment products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first Customer Networking Solutions (“CNS”) products in fiscal 1993. The Company also provided audio teleconferencing services from fiscal 1989 until Conference Plus was sold on December 31, 2011. The Company realizes the majority of its revenues from the North American market.

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation, including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the closing date. The Company also hired most of ANTONE’s employees. ANTONE products include a line of high-performance Tower-Mounted Amplifiers, Multi-Carrier Power Amplifier Boosters, and cell-site antenna sharing products. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin was for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company.

On March 17, 2011, the Company entered into a definitive agreement to sell certain assets and transfer certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”) for $36.7 million in cash. This transaction closed on April 15, 2011 (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract. As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. An escrow balance of $3.4 million was established for one year for this purpose or for other claims. NETGEAR has made claims against the escrow balance for a dispute and indemnity claims. The Company believes the escrow will be released in due course. The Company completed the remaining product shipments under this contract in December 2011 and continues to provide warranty under its contractual obligation. The Company continues to supply ancillary products, software and services to the retained customer. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development aims to provide a new suite of service into the home including enhanced security; media and information management, sharing and delivery; home control; and network management.

In the Westell segment, the Company designs, distributes, markets and services a broad range of carrier-class digital transmission, remote monitoring, power distribution, wireless signal conditioning, next-generation outdoor equipment cabinets and service provider demarcation products. The Company’s Westell products offer next-generation outdoor cabinets, enclosures and mountings; power distribution products; Ethernet network interface devices (“NIDs”), industrial switches and mounting solutions; NIDs for TDM/SONET networks and service demarcation; wireless signal conditioning and monitoring products for cellular networks; span powering equipment; remote monitoring devices; and customized systems integration (“CSI”). These products sell into three primary markets: wireless service providers, wireline service providers (including integrated wireline/wireless service providers), and industrial and utility companies.

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

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are carried at cost and included in “short-term investments”. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S Treasury securities. The bonds have original maturities of greater than 90 days, but upon acquisition by the Company have remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.

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

Inventory Purchase Commitments

In the normal course of business, the Company enters into non-cancellable commitments for the purchase of inventory. The commitments are at market rates. Should there be a significant decline in revenues the Company may absorb excess inventory and subsequent losses as a result of these commitments. The Company establishes reserves for potential losses on at-risk commitments.

Income Taxes

The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (“NOL”) and certain tax credit carryovers and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 4 for further discussion of the Company’s income taxes.

Goodwill and Intangibles

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company elected to early adopt the standard for the purpose of its goodwill impairment testing.

The Company complies with ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”), which requires that goodwill and indefinite-lived assets be reviewed for impairment at least annually or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.

If the Company concludes that this it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The Company estimates fair value using a discounted cash flow methodology estimating future cash flow, discount rates, growth rates and other assumptions, as well as, current like-company market transactions. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. The Company did not recognize any impairment loss on goodwill in fiscal years 2012, 2011 or 2010.

The Company has an indefinite-lived intangible asset related to the Noran Tel trade name. To determine the fair value of the trade name, the Company calculates the amount of royalty income it could generate if the name was licensed in an arm’s length transaction to a third party. No impairment loss was recognized related to indefinite-lived assets in fiscal years 2012, 2011 or 2010.

On an ongoing basis, the Company reviews intangible assets with a definite life and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the fair value is less than the carrying value of the related asset. Any impairment loss would adjust the asset to its fair value.

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

Product Warranties

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS segment products. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales.

New Accounting Standards Adopted

Effective January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments in this update are applied prospectively. Adoption of this ASU did not have a material impact to the Company’s Consolidated Financial Statements.

Effective January 1, 2012, the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update was applied retrospectively. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the notes of the Consolidated Financial Statements to present two separate but consecutive statements.

Effective January 1, 2012, the Company adopted ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments are being delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

Results of Operations

Fiscal Years Ended March 31, 2012, 2011 and 2010

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$43,629	$58,770	$52,516	$(15,141)	$6,254
CNS	26,026	89,079	87,248	(63,053)	1,831

Consolidated revenue	$69,655	$147,849	$139,764	$(78,194)	$8,085

In fiscal year 2012, consolidated revenue decreased 53% compared to the prior year. The 26% decrease in Westell segment revenue was due primarily to lower demand that the Company believes resulted from a combination of factors, including a technology shift from T1 to Ethernet for the backhaul of cellular traffic, customer inventory management and reuse programs, customer budget constraints, and effects of the Verizon strike which occurred in the quarter ended September 30, 2011. CNS segment revenue decreased 71% due primarily to the CNS asset sale. CNS segment revenue in fiscal year 2012 contained $1.0 million that was realized prior to the April 15, 2011 closing date, and related to customers that transferred with the CNS asset sale. The remaining CNS revenue is from a single customer that did not transfer with the sale and represents revenue from modem, gateway, and ancillary products and from product screening, software projects and other services.

In fiscal year 2011, consolidated revenue increased 6% compared to the prior year. Westell segment revenue increased 12% due primarily to strong demand for products used in cellular backhaul initiatives offset by otherwise weaker demand for network interface and mounting products. CNS segment revenue increased 2%. In fiscal year 2011, gateway product revenue increased 61% and modem product revenue decreased 44%. In fiscal year 2011, end user demand continued to shift from modems toward wireless gateways. The UltraLine Series3 (“ULS3”) product revenue decreased 31% in fiscal year 2011. Reductions in average selling prices were one of the main reasons for the decline in revenues between fiscal year 2011 and fiscal year 2010.

Gross profit and margin	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$17,272	$25,667	$23,042	$(8,395)	$2,625
	39.6%	43.7%	43.9%	(4.1)%	(0.2)%
CNS	5,985	15,885	14,348	(9,900)	1,537
	23.0%	17.8%	16.4%	5.2%	1.4%
Consolidated gross profit	$23,257	$41,552	$37,390	$(18,295)	$4,162
Consolidated gross margin	33.4%	28.1%	26.8%	5.3%	1.3%

In fiscal year 2012, consolidated gross margin increased 5.3% compared to fiscal year 2011. Westell segment gross margin decreased 4.1% because of disproportionately reduced sales of higher margin products and lower absorption of overhead costs. CNS segment gross margin increased 5.2% due primarily to higher sales of higher margin ancillary, screening and software products compared to lower margin device sales.

In fiscal year 2011, consolidated margin increased 1.3% compared to fiscal year 2010. Westell segment gross margin was relatively unchanged year over year. CNS segment gross margin increased 1.4%. CNS segment margin was negatively impacted by lower selling prices, but benefited from a more profitable product mix, including $0.9 million of revenue from higher-margin software revenue related to customer projects, when compared to the prior year.

Sales and marketing (“S&M”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$5,573	$5,922	$4,998	$(349)	$924
CNS	923	4,891	5,772	(3,968)	(881)

Consolidated S&M expense	$6,496	$10,813	$10,770	$(4,317)	$43

Percentage of Revenue	9%	7%	8%

In fiscal year 2012, consolidated sales and marketing expense decreased 40% or $4.3 million compared to the prior year. Sales and marketing expense in the Westell segment decreased 6% resulting primarily from lower bonus and commission expenses caused by decreased Westell segment revenue in fiscal year 2012 compared to fiscal year 2011. Sales and marketing expense in the CNS segment decreased 81% due to the CNS asset sale. CNS segment expenses in fiscal year 2012 are primarily for management, shipping and warranty costs for the one CNS remaining customer.

In fiscal year 2011, consolidated sales and marketing expense increased less than 1% or $43,000 compared to fiscal year 2010. Certain sales and marketing resources that supported the CNS segment in fiscal year 2010 were transferred to support the Westell segment in fiscal year 2011. This transfer resulted in lower CNS segment and higher Westell segment sales and marketing expenses. Westell segment sales and marketing expenses increased 19%

or $0.9 million due primarily to the resource changes noted above. In addition, compensation costs increased due to higher commission expense resulting from increased year-over-year Westell segment revenue. CNS segment sales and marketing expense declined $0.9 million. In addition to the resource transfer noted above, lower warranty and shipping expenses also affected fiscal year 2011.

Research and development (“R&D”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$5,117	$3,825	$2,339	$1,292	$1,486
CNS	2,610	7,949	9,024	(5,339)	(1,075)

Consolidated R&D expense	$7,727	$11,774	$11,363	$(4,047)	$411

Percentage of Revenue	11%	8%	8%

In fiscal year 2012, consolidated research and development expenses declined 34% or $4.0 million. Research and development in the Westell segment increased 34% or $1.3 million. The increase was due primarily to increased investment in the development of Ethernet and wireless products. Research and development expenses in the CNS segment decreased 67% due to the CNS asset sale. The Company continues to invest in Homecloud product development, the costs of which are included in the CNS segment.

In fiscal year 2011, consolidated research and development expenses increased 4% or $0.4 million compared to fiscal year 2010. In fiscal year 2011, certain engineering employees that supported the CNS segment in fiscal year 2010 were transferred to support development of Ethernet solutions for the Westell segment in fiscal year 2011. This personnel transfer had the effect of creating lower CNS and higher Westell segment research and development expense. Westell segment research and development expenses increased 64% or $1.5 million. The increase resulted from the personnel changes noted above, the hiring of new employees, increased prototype expense and $0.1 million of software license expense all incurred to support the development of Ethernet products. CNS segment research and development expenses decreased 12% or $1.1 million. The reduction was primarily due to lower salary and related costs due to the personnel changes noted above, and a general reduction in overall expenses, including depreciation. This decrease was offset in part by increased spending on the Homecloud initiative, which increased throughout fiscal year 2011.

General and administrative (“G&A”)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$2,834	$2,023	$1,998	$811	$25
CNS	976	3,365	3,244	(2,389)	121
Unallocated corporate costs	3,805	3,235	3,778	570	(543)

Consolidated G&A expense	$7,615	$8,623	$9,020	$(1,008)	$(397)

Percentage of Revenue	11%	6%	6%

In fiscal year 2012, consolidated general and administrative (“G&A”) expense decreased 12% or $1.0 million. The Westell segment G&A expense increased 40% and CNS segment G&A expense decreased 71%. The Westell and CNS segments share G&A resources. The Westell segment received 72%, 38% and 35% of these resource costs and the CNS segment was allocated 28%, 62% and 65% of the costs in fiscal years 2012, 2011 and 2010, respectively. The Company determines allocation percentages by estimating G&A resources spent supporting each segment. G&A costs in the combined Westell and CNS segments was down due primarily to lower bonus expense and a decreased allocation of building rent expense. Rent associated with resources supporting the assets sold to NETGEAR was not reallocated between the segments and is reflected in unallocated corporate costs. In addition, in fiscal year 2011, the CNS segment incurred $0.8 million of expense for the defense and settlement costs of a patent infringement claim.

In fiscal year 2012, unallocated corporate G&A expense increased by 18%. The increase resulted primarily from increased stock-based compensation expense and an increased building rent expense to the unallocated portion of G&A, as referenced above.

In fiscal year 2011, consolidated G&A expenses decreased 4% or $0.4 million compared to the prior year. Westell segment G&A expense was relatively flat year over year with the increase from the change in resource allocations noted above offset by reductions in depreciation and other expenses. CNS segment G&A expense increased 4% or $0.1 million. The decrease from the change in resource allocations noted above was primarily offset by additional defense and settlement costs related to a patent infringement claim of $0.8 million noted above.

Unallocated corporate G&A expense decreased 14% or $0.5 million. The decrease in fiscal year 2011 primarily resulted from reduced stock-based compensation expense. This reduction was offset in part by expense directly attributable to the sale of the CNS business to NETGEAR, which closed April 15, 2011.

Restructuring	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$275	$—	$46	$275	$(46)
CNS	275	—	414	275	(414)

Consolidated restructuring expense	$550	$—	$460	$550	$(460)

On February 27, 2012 the Company approved a plan to relocate the majority of its Noran Tel operations in the Westell segment located in Canada, to the Company’s headquarters location in Illinois, with the intent to optimize operations. A restructuring charge of $275,000 that resulted in the Westell segment was related primarily to employee termination benefits. The CNS segment had a reduction in force in the first quarter of fiscal year 2012 resulting from the CNS asset sale in April 2011. There were no restructuring expenses in fiscal year 2011. In fiscal year 2010, the Company had cost reduction initiatives that led to reductions in force in both operating segments that resulted in severance cost for 30 employees.

Intangible amortization	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Westell	$544	$540	$528	$4	$12
CNS	4	5	1	(1)	4

Consolidated intangible amortization	$548	$545	$529	$3	$16

Intangible assets consist primarily of product technology and customer relationships from previous Westell segment acquisitions.

Gain on CNS asset sale During the fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million on the CNS asset sale.

Other income (expense) Other income (expense), net was $0.3 million, $29,000, and $17,000 for fiscal years 2012, 2011, and 2010, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses.

Income taxes Income tax in fiscal year 2012 was expense of $12.9 million compared to an income tax benefit of $53.3 million and $0.8 million in fiscal years 2011 and 2010, respectively.

In fiscal year 2012, the Company sold its ConferencePlus subsidiary and completed the CNS asset sale. These events resulted in a $64.5 million gain in fiscal year 2012 and changed the outlook for future taxable income, positively with regards to the CNS business which contributed to the majority of the Company’s historical losses and negatively in certain states where income generated by ConferencePlus was apportioned. In addition, certain states for which the Company has net operating loss carryforwards, such as Illinois, suspended the use of those carryforwards. The Company therefore was not able to utilize those carryforwards to offset fiscal year 2012 taxable income. The Company considered both the positive and negative evidence and established a forecast of future taxable income to evaluate the deferred tax assets for realizability. On this basis, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets but that certain state net operating loss carryforwards would expire prior to utilization. As a consequence, the Company increased the valuation allowance reserve by $1.7 million to $2.3 million in fiscal year 2012. In addition, the Company recognized $2.1 million of net tax benefits relating to the change in uncertain tax positions.

In fiscal year 2011, after considering both the positive and negative evidence, including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the sale of the majority of its CNS business for a $32 million taxable gain, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. Prior to fiscal year 2011, a full valuation allowance on deferred tax assets was in place. As a result of the fiscal year 2011 assessment of realizability of deferred tax assets and current year income, the valuation allowance decreased by $60.8 million, which was recorded as additional income tax benefit (income) in fiscal year 2011. The Company also recognized an additional $0.7 million of tax benefits relating to changes in or expirations of uncertain tax positions.

In fiscal year 2010, the Company recorded a $0.8 million income tax benefit that was derived from a refund of alternative minimum tax credits. Additionally, the statute of limitations expired on a contingent tax reserve resulting in a $0.4 million tax benefit. The remaining tax expense in fiscal year 2010 resulted from foreign, state and federal alternative minimum tax, as the Company was otherwise able to utilize its reserved federal net operating loss carryfowards to offset taxable income.

Discontinued operations On December 31, 2011, the Company sold its ConferencePlus subsidiary for a gain of $20.5 million after income taxes. The results of operations of ConferencePlus along with the gain on the sale have been classified as income from discontinued operations. Net income from discontinued operations was $22.6 million, $4.8 million and $4.3 million in fiscal years 2012, 2011 and 2010, respectively.

Net income Net income was $42.0 million, $67.9 million and $10.3 million in fiscal years 2012, 2011 and 2010, respectively. The changes were due to the cumulative effects of the variances identified above.

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

For a detailed comparison of the eight quarters ended March 31, 2012, see Note 14, Quarterly Results of Operations (Unaudited), in the Notes to the consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2012, the Company had $120.8 million in cash and cash equivalents and $14.5 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposit and pre-refunded municipal bonds. At March 31, 2012, the Company had no amounts outstanding and approximately $6.8 million available under its secured revolving credit facility.

The Company does not have any significant debt nor does it have material capital expenditure requirements, balloon payments or other payments due on long term obligations. Off-balance sheet arrangements of the Company include the Enginuity note described in Note 9 of the Consolidated Financial Statements and standard operating leases. Total future obligations and commitments as of March 31, 2012 were $16.7 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2013 and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate (the “Base Rate”) less 0.25%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These charges are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company has maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2012.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

The Consolidated Statements of Cash Flows include the ConferencePlus discontinued operations and therefore the explanations below include cash flows of ConferencePlus.

The Company’s operating activities used cash of $5.0 million in fiscal year 2012 and generated cash of $24.2 million and $17.5 million in fiscal years 2011 and 2010, respectively. Cash used in fiscal year 2012 resulted primarily from net income adjusted for non-cash items of $6.5 million with reductions in accounts payable and accrued liabilities of $26.4 million, offset in part by reductions in accounts receivable of $12.4 million. The changes in working capital resulted predominantly from the sale of the CNS business combined with the wind-down of that business.

Cash generated in fiscal year 2011 resulted primarily from net income adjusted for non-cash items of $17.4 million plus changes in working capital of $6.8 million. Cash generated in fiscal year 2010 resulted primarily from net income adjusted for non-cash items of $16.1 million plus changes in working capital of $1.4 million.

The Company’s investing activities generated $55.2 million in fiscal year 2012, and used $1.3 million, and $0.9 million in fiscal years 2011 and 2010, respectively. In fiscal year 2012, the Company generated $69.6 million from the CNS asset sale and the ConferencePlus business exclusive of cash held in escrow. In addition, the Company used $14.0 million in cash to purchase short-term investments and $0.8 million on capital expenditures. Approximately half of the capital expenditures was in the Westell segment and half was in the discontinued ConferencePlus segment. In fiscal year 2011, the Company used $0.8 million on capital expenditures, primarily in its discontinued ConferencePlus segment and $0.5 million in purchases of short-term investments. In fiscal year 2010, the Company used $0.9 million on capital expenditures primarily in the discontinued ConferencePlus segment.

The Company’s financing activities used cash of $15.7 million and $1.5 million in fiscal years 2012 and 2010, respectively, and provided cash of $2.0 million in fiscal year and 2011. The Company purchased $17.4 million, $0.6 million, and $1.4 million of its outstanding stock, which is recorded as treasury stock, and received proceeds from the exercise of stock options of $1.7 million, $2.6 million, and $4,000 in fiscal years 2012, 2011 and 2010, respectively.

Future obligations and commitments as of March 31, 2012 consisted of the following:

	Payments due by fiscal year
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Purchase obligations	$5,232	$—	$—	$—	$—	$—	$5,232
Future minimum lease payments for operating leases	2,168	2,028	2,048	2,069	2,089	1,045	11,447

Future obligations and commitments	$7,400	$2,028	$2,048	$2,069	$2,089	$1,045	$16,679

As of March 31, 2012, the Company had deferred tax assets of approximately $34.6 million before a valuation allowance of $2.3 million, resulting in a net deferred tax asset to $32.3 million. Also, as of March 31, 2012, the Company had a $3.5 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Off-Balance Sheet Arrangements

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.5 million as of March 31, 2012. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore has not been and is not required. At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The balance of the guarantee liability was $25,000 as of March 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency rate exposures and interest rates.

Foreign Currency Risk

The Company has a foreign subsidiary in Canada that develops and sells products primarily for sale in that country and the United States. The Company is exposed to potential gains and losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary future exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar. Approximately 3% of the Company’s fiscal year 2012 revenue was denominated in foreign currencies. The Company estimates market risk as the potential decrease in pretax earnings resulting from a hypothetical decrease in the ending exchange rate of 10%. If such a decrease occurred, the Company would incur approximately $126,000 in additional other expense at March 31, 2012. As of March 31, 2012, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $619,000.

The Company is relocating the majority of the Canadian operations to its location in Aurora, Illinois. The remaining operations in Canada will consist of research and development as well as sales in support of the U.S. operations. The Company expects to complete this transition by July 31, 2012. At that time, the functional currency of the Canadian operations will change from the Canadian dollar to the U.S. dollar.

Although the Company’s supply contracts are denominated in U.S. dollars, changes in foreign currency rates, particularly for Asian currencies, may have indirect impacts on the Company’s costs.

Interest Rate and Default Risk

The Company has an investment portfolio consisting of bank deposits, money market funds, certificates of deposit and pre-refunded municipal bonds. These securities, like all fixed income instruments, may be subject to interest rate risk and default risk, and they will fall in value if market interest rates increase or if risks of default rise. Due to the short duration and conservative, high-quality nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 34—67 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 68 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.

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

Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

The Company’s Independent Registered Public Accounting Firm has issued an audit opinion on its assessment of the Company’s internal control over financial reporting as of March 31, 2012. This report is included on page 35.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012 under the captions “Election of Directors”, “Corporate Governance – Board Committees” and “Section 16(a). Beneficial Ownership Reporting Compliance” which information is incorporated herein by reference.

(b) Executive Officers of the Company

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.

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

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012 under the captions “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence”, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2012 and 2011 and for each of the three fiscal years in the period ended March 31, 2012, together with the Report of Independent Registered Public Accounting Firm, are set forth on 34 through 67 of this Report.

The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.

(2) Financial Statement Schedule

The following are included in Part IV of this Report for each of the years ended March 31, 2012, 2011 and 2010 as applicable:

Schedule II - Valuation and Qualifying Accounts - page 68

Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.

(3) Exhibits

Exhibit Number	Document Description

2.1	Asset Purchase Agreement dated as of March 17, 2011 by and between Westell Technologies, Inc., Westell, Inc., NETGEAR, Inc., and NETGEAR Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on March 18, 2011).

2.2	Stock Purchase Agreement, dated December 20, 2011, among Arkadin S.A.S, Arkadin, Inc. and Westell Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on From 8-K filed on December 21, 2011).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on December 18, 2009).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.1(a)	Credit Agreement, dated as of March 5, 2009, among Westell Technologies, Inc., Westell, Inc., Teltrend LLC and Conference Plus, Inc., as borrowers, and The Private Bank and Trust Company, as lender (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.1(b)	First Amendment, dated as of March 5, 2010, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The Private Bank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2010).

10.1(c)	Second Amendment, dated as of March 31, 2011, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The PrivateBank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2011).

10.1(d)	Third Amendment, dated as of June 17, 2011, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and The PrivateBank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 29, 2011).

10.1(e)	Fourth Amendment, dated as of March 26, 2012, to Credit Agreement dated as of March 5, 2009, by and among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, and The PrivateBank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2012).

10.1(f)	Guaranty and Security Agreement, dated as of March 5, 2009, among Westell Technologies, Inc., Westell, Inc., Teltrend LLC, Conference Plus, Inc. and the other parties thereto, as guarantors and grantors, in favor of The Private Bank and Trust Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.2	Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended (incorporated herein by reference to Exhibits 10.4 and 10.16 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.3	Form of Registration Rights Agreement among Westell Technologies, Inc. and trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.5	Employee Stock Purchase Plan (as amended) (incorporated herein by reference to the exhibit filed with the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on July 29, 2008).

10.6	Lease dated September 29, 1997 between WTI (IL) QRS 12-36, Inc., and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 2, 1997).

10.7	Settlement Agreement dated November 30, 2002 with respect to the lease dated September 29, 1997 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

*10.8	Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

*10.9	Westell Technologies, Inc. 2004 Stock Incentive Plan, as amended and restated as of June 29, 2010 (incorporated herein by reference to Annex A to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.10(a)	Form of Restricted Stock Unit Award for awards granted on or prior to April 4, 2011, under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.10(b)	Form of Restricted Stock Unit Award Agreement for awards granted to Richard S. Gilbert and Brian S. Cooper on April 4, 2011 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2011).

*10.10(c)	Form of Restricted Stock Unit Award Agreement for awards granted subsequent to April 4, 2011 under the Westell Technologies, Inc. 2004 Stock Incentive Plan.

*10.11	Form of Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.12	General Waiver and Release Agreement, dated December 31, 2011, by and between Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012).

*10.13	Settlement Agreement and Release dated December 31, 2011, by and between Westell Technologies, Inc. and Timothy J. Reedy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012).

*10.14	Form of Incentive Stock Option Award under the 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.15	Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2011).

*10.16	Employment Agreement, dated January 18, 2011, by and between Westell Technologies, Inc., Westell, Inc. and Brian S. Cooper (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2011).

*10.17	Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.18	Summary of Director Compensation.

*10.19	Form of Non-Employee Director Restricted Stock Award under the 2004 Stock Incentive Plan for awards granted prior to April 2010 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

*10.20	Form of Non-Employee Director Restricted Stock Award under the 2004 Stock Incentive Plan for awards granted on or after April 1, 2010 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule

The financial statement schedule filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2012.

WESTELL TECHNOLOGIES, INC.

By	/s/ Richard S. Gilbert
Richard S. Gilbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2012.

Signature	Title

/s/ Richard S. Gilbert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Richard S. Gilbert

/s/ Brian S. Cooper	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Brian S. Cooper

/s/ Amy T. Forster	Vice President and Corporate Controller (Principal Accounting Officer)
Amy T. Forster

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ James M. Froisland	Director
James M. Froisland

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Martin Hernandez	Director
Martin Hernandez

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Westell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and Subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

May 25, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westell Technologies, Inc. and Subsidiaries

We have audited Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westell Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westell Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of Westell Technologies, Inc. and Subsidiaries and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

May 25, 2012

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	March 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$120,832	$86,408
Restricted cash	7,451	—
Short-term investments	14,455	490
Accounts receivable (net of allowance of $ 12 and $ 147 as of March 31, 2012 and 2011, respectively)	5,710	24,252
Inventories	9,906	12,955
Prepaid expenses and other current assets	1,456	3,156
Deferred income tax asset	1,859	18,700
Assets held-for-sale	—	4,781

Total current assets	161,669	150,742

Property and equipment:
Machinery and equipment	1,174	13,024
Office, computer and research equipment	8,837	15,583
Leasehold improvements	7,720	9,381

	17,731	37,988
Less accumulated depreciation and amortization	(16,534)	(34,738)

Property and equipment, net	1,197	3,250

Goodwill	801	2,197
Intangibles, net	2,728	3,473
Deferred income tax asset	30,740	41,467
Other assets	291	258

Total assets	$197,426	$201,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,142	$23,664
Accrued expenses	2,125	4,552
Accrued compensation	1,203	4,883
Liabilities held-for-sale	—	1,288

Total current liabilities	6,470	34,387
Other long-term liabilities	4,592	7,719

Total liabilities	11,062	42,106
Commitments and contingencies (Notes 1 and 5)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 50,429,399 and 54,174,144 shares at March 31, 2012 and 2011, respectively	504	541
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 and 14,555,815 shares at March 31, 2012 and 2011, respectively	139	146
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	405,147	402,337
Treasury stock at cost – 11,180,931 and 4,629,373 shares at March 31, 2012 and 2011, respectively	(21,173)	(3,854)
Cumulative translation adjustment	619	965
Accumulated deficit	(198,872)	(240,854)

Total stockholders’ equity	186,364	159,281

Total liabilities and stockholders’ equity	$197,426	$201,387

The accompanying notes are an integral part of these Consolidated Financial Statements.

*	The balance sheet as of March 31, 2011 includes the balances of ConferencePlus. As disclosed in Note 1, the Company completed the sale of ConferencePlus on December 31, 2011. See Note 1 for additional information.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2012	2011	2010
Revenue	$69,655	$147,849	$139,764
Cost of goods sold	46,398	106,297	102,374

Gross profit	23,257	41,552	37,390
Operating expenses:
Sales and marketing	6,496	10,813	10,770
Research and development	7,727	11,774	11,363
General and administrative	7,615	8,623	9,020
Intangible amortization	548	545	529
Restructuring	550	—	460

Total operating expenses	22,936	31,755	32,142

Operating income	321	9,797	5,248
Gain on CNS asset sale	31,654	—	—
Other income (expense), net	331	29	17
Interest (expense)	—	(9)	(4)

Income before income taxes and discontinued operations	32,306	9,817	5,261
Income taxes	(12,875)	53,304	814

Net income from continuing operations	19,431	63,121	6,075

Discontinued operations ( Note 1):
Gain on sale of discontinued operations, net of tax expense of $12,359	20,489	—	—
Income from discontinued operations, net of tax expense of $1,447, $53 and $256 for fiscal years 2012, 2011 and 2010, respectively	2,062	4,815	4,252

Net income	$41,982	$67,936	$10,327

Basic net income per share:
Basic net income from continuing operations	$0.29	$0.93	$0.09
Basic net income from discontinued operations	0.34	0.07	0.06

Basic net income per share	$0.63	$1.00	$0.15

Diluted net income per share:
Diluted net income from continuing operations	$0.29	$0.91	$0.09
Diluted net income from discontinued operations	0.33	0.07	0.06

Diluted net income per share	$0.62	$0.98	$0.15

Weighted-average number of shares outstanding:
Basic	66,657	67,848	67,987
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options*	1,322	1,629	586

Diluted	67,979	69,477	68,573

The accompanying notes are an integral part of these Consolidated Financial Statements.

*	The Company had 1.2 million, 2.4 million and 6.1 million options outstanding as of March 31, 2012, 2011 and 2010, respectively, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended March 31,
	2012	2011	2010
Net income	$41,982	$67,936	$10,327
Other comprehensive income (loss):
Translation adjustment	(346)	320	851

Total comprehensive income	$41,636	$68,256	$11,178

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2009	$539	$147	$397,242	$(206)	$(319,370)	$(1,904)	$76,448
Net income	—	—	—	—	10,327	—	10,327
Translation adjustment	—	—	—	851	—	—	851
Options exercised	0	—	4	—	—	—	4
Treasury stock	(12)	—	(19)	—	—	(1,398)	(1,429)
Restricted stock grant, net of forfeitures	1	—	—	—	—	—	1
Stock-based compensation	—	—	1,529	—	—	—	1,529

Balance, March 31, 2010	$528	$147	$398,756	$645	$(309,043)	$(3,302)	$87,731
Net income	—	—	—	—	67,936	—	67,936
Translation adjustment	—	—	—	320	—	—	320
Class B stock converted to Class A stock	1	(1)	—	—	—	—	—
Deconsolidation of Contineo	—	—	—	—	253	—	253
Repurchase of subsidiary stock options	—	—	(36)	—	—	—	(36)
Options exercised	15	—	2,601	—	—	—	2,616
Treasury stock	(4)	—	(5)	—	—	(552)	(561)
Restricted stock grant, net of forfeitures	1	—	—	—	—	—	1
Stock-based compensation	—	—	1,021	—	—	—	1,021

Balance, March 31, 2011	$541	$146	$402,337	$965	$(240,854)	$(3,854)	$159,281
Net income	—	—	—	—	41,982	—	41,982
Translation adjustment	—	—	—	(346)	—	—	(346)
Class B stock converted to Class A stock	7	(7)	—	—	—	—	—
Repurchase of subsidiary stock options	—	—	(117)	—	—	—	(117)
Options exercised	9	—	1,675	—	—	—	1,684
Treasury stock	(66)	—	—	—	—	(17,319)	(17,385)
Restricted stock grant, net of forfeitures	(1)	—	—	—	—	—	(1)
Conversion of RSUs to restricted stock	14	—	(14)	—	—	—	0
Tax benefits related to stock-based compensation	—	—	61	—	—	—	61
Stock-based compensation.	—	—	1,205	—	—	—	1,205

Balance, March 31, 2012	$504	$139	$405,147	$619	$(198,872)	$(21,173)	$186,364

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$41,982	$67,936	$10,327
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,053	2,700	3,793
Stock-based compensation	1,205	1,021	1,529
Exchange (gain) loss	17	(52)	(160)
Gain on sale of CNS assets	(31,654)	—	—
Gain on sale of ConferencePlus, net of tax	(20,489)	—	—
Loss on sale or disposal of fixed assets	18	2	19
Gain on sale of non-operating asset	(325)	—	—
Restructuring	1,217	—	609
Deferred taxes	12,438	(54,200)	—
Changes in assets and liabilities:
Accounts receivable	12,396	(6,426)	3,349
Inventory	1,852	3,702	(812)
Prepaid expenses and other current assets	1,002	1,132	3,249
Other assets	(265)	167	815
Deferred revenue	336	(705)	(1,630)
Accounts payable and accrued expenses	(23,820)	8,522	(4,308)
Accrued compensation	(2,919)	436	726

Net cash provided by (used in) operating activities	(4,956)	24,235	17,506

Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	8,352	—	—
Maturities of other short-term investments	1,370	245	—
Purchases of held-to maturity short-term debt securities	(16,746)	—	—
Purchases of other short-term investments	(6,941)	(735)	—
Purchases of property and equipment	(819)	(785)	(948)
Proceeds from sale of a non-operating asset	325	—	—
Proceeds from the sale of ConferencePlus, net of cash transferred	40,331	—	—
Proceeds from sale of CNS assets	36,729	—	—
Changes in restricted cash	(7,451)	—	—

Net cash provided by (used in) investing activities	55,150	(1,275)	(948)

Cash flows from financing activities:
Borrowing (repayment) of debt and leases payable	—	—	(43)
Purchase of treasury stock	(17,385)	(561)	(1,429)
Excess tax benefits from stock-based compensation	145	—	—
Proceeds from stock options exercised	1,684	2,616	4
Repurchase of subsidiary stock options	(117)	(36)	—

Net cash provided by (used in) financing activities	(15,673)	2,019	(1,468)

Effect of exchange rate changes on cash	(97)	114	167
Net increase in cash	34,424	25,093	15,257
Cash and cash equivalents, beginning of period	86,408	61,315	46,058

Cash and cash equivalents, end of period	$120,832	$86,408	$61,315

Supplemental disclosures of cash flow information:
Cash paid for interest	$0	$1	$7
Cash paid for income taxes, net	$2,901	$874	$161

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation:

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. On February 27, 2012, the Company approved a plan to relocate the majority of its Noran Tel operations to the Company’s location in Aurora, Illinois, with the intent to optimize operations (the “Noran Tel relocation”). The planned relocation is scheduled to be completed during the second quarter of fiscal year 2013 and will impact approximately 35 employees located in Canada. Noran Tel's remaining Canadian operations are expected to be focused on product development and sales.

Sale of Conference Plus, Inc.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin was for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The escrow amount has been recorded as Restricted Cash on the Consolidated Balance Sheet as of March 31, 2012. The results of operations of ConferencePlus presented herein have been classified as discontinued operations for the fiscal years ended March, 2012, 2011 and 2010. The Consolidated Statements of Cash Flows include discontinued operations. The March 31, 2011 Condensed Consolidated Balance Sheet presented herein includes the assets and liabilities for the discontinued operations.

During fiscal year 2012, the Company recorded an after-tax gain of $20.5 million on the ConferencePlus sale which is included in discontinued operations on the Consolidated Statement of Operations.

The gain (in thousands) on the sale is calculated as follows:

Cash Proceeds	$40,331
Less: Net value of assets and liabilities as of December 31, 2011 and transaction costs	(7,483)

Total gain before income taxes	32,848
Income tax	(12,359)

Total gain, net of tax	$20,489

ConferencePlus revenue and income before income taxes reported in discontinued operations is as follows:

	Twelve months ended March 31,
(in thousands)	2012	2011	2010
Revenue	$31,746	$42,328	$41,721
Income before income taxes	$3,509	$4,868	$4,508

As of March 31, 2011, the components of assets and liabilities related to the discontinued operations presented in the balance sheet were as follows:

Assets (in thousands):
Cash	$21
Accounts receivable, net of allowance of $115	7,181
Prepaid expenses and other current assets	574
Deferred income tax asset	481

Total current assets	8,257

Property and equipment, net	1,882
Goodwill	1,374
Intangibles, net	156
Deferred income tax asset	(573)
Other assets	211

Total assets	$11,307

Liabilities (in thousands):
Accounts payable	$368
Accrued compensation	1,974
Accrued expenses	1,280

Total current liabilities	3,622

Other long-term liabilities	119

Total liabilities	$3,741

CNS Asset Sale

On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the Customer Networking Solutions (“CNS”) segment to NETGEAR, Inc. for $36.7 million in cash (the “CNS asset sale”). The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. The Company completed the remaining contractually required product shipments under the retained contract in December 2011.

As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. An escrow balance of $3.4 million was established for one year for this purpose or for other claims and is reflected as Restricted Cash on the Consolidated Balance Sheet. NETGEAR has made claims against the escrow balance for a dispute and indemnity claims. The Company believes the escrow will be released in due course. The assets and liabilities sold or transferred as part of the transaction are reported as held-for-sale in the March 31, 2011 Consolidated Balance Sheet. During fiscal year 2012, the Company recorded a pre-tax gain of $31.7 million in connection with this asset sale. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company provided transition services and subleased office space to NETGEAR. The sublease expired in April 2012.

The gain (in thousands) on the CNS asset sale is calculated as follows:

Cash Proceeds	$36,729
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011 and transaction costs	(5,075)

Total gain before income taxes	$31,654

As of March 31, 2011, the components of assets and liabilities held-for-sale presented in the Consolidated Balance Sheet were as follows:

Assets held-for-sale (in thousands):
Inventories	$4,656
Property and equipment, net	125

Total assets held-for-sale	$4,781

Liabilities held-for-sale (in thousands):
Accrued compensation	$370
Accrued expenses	918

Total liabilities held-for-sale	$1,288

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In addition, during fiscal year 2010, Contineo Systems, Inc. (“Contineo”) a variable interest entity (“VIE”) was also included in the Consolidated Financial Statements as the Company was then deemed to be the primary beneficiary. Contineo was deconsolidated effective April 1, 2010 as a result of the adoption of the revised VIE guidance of Accounting Standards Codification (“ASC”) topic 810, Consolidations (“ASC 810”). The carrying value of Contineo was $0 as of March 31, 2012 and March 31, 2011. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible assets fair value, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

Reclassifications

The Consolidated Balance Sheet as of March 31, 2011 reflects an adjustment to the previously issued audited financial statements to reclassify $13.7 million of long-term deferred income tax assets to short-term deferred income tax assets. This balance sheet reclassification had no impact on the historical statements of operations or retained earnings. Additionally, certain amounts in the Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Previously reported amounts in the Consolidated Statement of Operations have been adjusted for the effects of the discontinued operations described above. The reclassifications related to discontinued operations had no impact on previously reported amounts for total assets, total liabilities, total stockholders’ equity or net income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables. The Company currently invests its excess cash in money market funds, certificates of deposit that are insured by the Federal Deposit Insurance Corporation (“FDIC”) and debt investments consisting of pre-refunded municipal bonds that are secured by an irrevocable trust holding U.S. Treasury securities. The Company’s U.S. bank deposits are fully insured under the FDIC.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

	March 31,
(in thousands)	2012	2011
Raw material	$5,290	$9,035
Finished goods	6,095	10,127
Reserve for excess and obsolete inventory and net realizable value	(1,479)	(1,551)

Total inventories	9,906	17,611
Inventories held-for-sale (see Note 1)	—	(4,656)

Inventories net of amounts held-for sale	$9,906	$12,955

Prepaid Expenses and Other Current Assets

The Company has prepaid and current assets consisting primarily of prepaid product royalty, prepaid maintenance agreements and prepaid rent, which are amortized as expense generally over the term of the underlying contract.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life, as follows:

Machinery and equipment	5-7 years
Office, computer and research equipment	2-5 years

Depreciation expense from continuing operations was $0.5 million, $0.7 million, and $1.8 million for fiscal years 2012, 2011 and 2010, respectively. In accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset. No impairment losses were recorded in fiscal years 2012, 2011 or 2010.

Goodwill and Intangibles

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company elected to early adopt the standard for the purpose of its goodwill impairment testing.

The Company complies with ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”), which requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year. The Company’s Noran Tel reporting unit is the only unit that contains goodwill and indefinite-lived intangibles. The Company assessed whether it was more likely than not (that is, a likelihood of more than 50%) that Noran Tel’s fair value was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors and overall financial performance. Based on these factors, the Company determined it was necessary to perform a two-step goodwill impairment test.

The first step of a two-step evaluation performed by the Company tested for impairment by applying a fair value-based test at the reporting unit level. The Company estimated fair value using a discounted cash flow methodology estimating future cash flow, discount rates, growth rates and other assumptions, as well as, current like-company market transactions. Although the fair value was not significantly in excess of the carrying value, the Company determined the second step of measuring the amount of impairment by applying fair value-based tests to individual assets and liabilities within the reporting unit was not required. The Company did not recognize any impairment loss on goodwill in fiscal years 2012, 2011 or 2010.

Changes in the carrying amounts of goodwill by reporting units are as follows:

	ConferencePlus	ConferencePlus Global Services	Noran Tel	Westell Inc.	Total
Gross goodwill	$1,052	$322	$1,890	$9,651	$12,915
Accumulated impairment	—	—	(1,381)	(9,651)	(11,032)
Currency translation	—	—	279	—	279

April 1, 2010 balance, net	1,052	322	788	—	2,162
Currency translation	—	—	35	—	35

March 31, 2011 balance, net	1,052	322	823	—	2,197
ConferencePlus sale	(1,052)	(322)	—	—	(1,374)
Currency translation	—	—	(22)	—	(22)

March 31, 2012 balance, net	$—	$—	$801	$—	$801

Goodwill decreased by $1.4 million during fiscal year 2012 due to the sale of the ConferencePlus and ConferencePlus Global Services. As of March 31, 2012, the Company had a total of $0.8 million of goodwill included in the Westell segment.

The indefinite-lived intangible asset relates to the Noran Tel trade name. To determine the fair value of the trade name, the Company calculated the amount of royalty income it could generate if the name was licensed in an arm’s length transaction to a third party. No impairment loss was recognized related to indefinite-lived assets in fiscal years 2012, 2011 or 2010.

On an ongoing basis, the Company reviews intangible assets with a definite life and other long-lived assets other than goodwill for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flow expected to be generated by the asset is less than the carrying value of the related asset. Any impairment loss would adjust the asset to its implied fair value.

The Company has finite and infinite-lived intangible assets related to its historical acquisitions.

The following table presents details of the Company’s intangibles from historical acquisitions:

	March 31,
(in thousands)	2012	2011
Gross intangible assets	$39,062	$39,062
Accumulated amortization	(12,566)	(12,017)
Impairment	(23,868)	(23,868)
Currency translation	202	296
ConferencePlus sale	(102)	—

Net	$2,728	$3,473

The finite-lived intangibles are being amortized over periods of 5 to 12 years. Finite-lived intangible amortization expense from continuing operations was $0.6 million in fiscal year 2012 and $0.5 million in fiscal years 2011 and 2010. The following is the expected future amortization by fiscal year:

	2013	2014	2015	2016	2017	thereafter
Intangible amortization expense	$539	$539	$539	$442	$150	$167

Net carrying amounts of intangible assets are as follows:

	March 31,
(in thousands)	2012	2011
Finite-lived intangible assets:
Product technology (1)	$464	$596
Customer relationships (1)	1,912	2,514

Total finite-lived intangible assets, net	$2,376	$3,110
Infinite-lived intangible assets:
Trade Name (2)	352	363

Total intangible assets	$2,728	$3,473

(1)	Change due to amortization and change in foreign currency exchange rate.
(2)	Change due to change in foreign currency exchange rate.

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

The Company’s ConferencePlus segment, which is shown in discontinued operations, recognized revenue for conference calls and other services upon completion of the conference call or services.

The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (“ASC 605”).

Shipping and Handling

The Company recorded costs related to shipping and handling expense of $0.7 million, $1.1 million and $1.2 million in sales and marketing expense for the fiscal years 2012, 2011 and 2010, respectively.

Short-term Investments

Certificates of deposit held for investment with an original maturity greater than 90 days are carried at cost and included in “short-term investments” on the Consolidated Balance Sheets. The certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S Treasury securities. The bonds have original maturities of greater than 90 days, but have remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.

Product Warranties

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS segment products. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales. See Note 6 for further discussion of the Company’s product warranties.

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

Foreign Currency Translation

The financial position and the results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in stockholders’ equity.

The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, cash and on intercompany accounts anticipated by management to be settled in the foreseeable future as a component of Other income (expense), net on the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (“NOL”) and certain tax credit carryovers and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 4 for further discussion of the Company’s income taxes.

New Accounting Standards Adopted

Effective January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards (“IFRS”). The amendments in this update are applied prospectively. Adoption of this ASU did not have a material impact to the Company’s Consolidated Financial Statements.

Effective January 1, 2012, the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update was applied retrospectively. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the notes of the Consolidated Financial Statements to present two separate but consecutive statements.

Effective January 1, 2012, the Company adopted ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments are being delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

Note 3. Revolving Credit Agreements and Debt:

The Company entered into a revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2013 and amended certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain direct and indirect domestic subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate (the “Base Rate”) less 0.25%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. These fees are waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company has maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on March 31, 2012. As of March 31, 2012, the Company had approximately $6.8 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Note 4. Income Taxes:

The income tax expenses (benefits) charged to net income from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Federal:
Current	$(775)	$685	$(589)
Deferred	9,604	(53,606)	—

	8,829	(52,921)	(589)
State:
Current	1,219	(130)	(332)
Deferred	2,770	(288)	—

	3,989	(418)	(332)
Foreign:
Current	50	71	107
Deferred	7	(36)	—

	57	35	107

Total	$12,875	$(53,304)	$(814)

The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.1	0.3	0.5
State income tax, net of federal tax effect	3.1	4.0	2.7
Valuation allowance	5.3	(591.7)	(46.9)
Deferred tax adjustments	2.6	14.7	—
Contingent tax reserves	(6.3)	(4.0)	(7.0)
Other	0.1	(1.3)	0.2

	39.9%	(543.0)%	(15.5)%

Components of the net deferred income tax asset are as follows:

	March 31,
(in thousands)	2012	2011
Deferred income tax assets:
Allowance for doubtful accounts	$3	$44
Alternative minimum tax credit	697	1,453
Foreign tax credit	718	—
Research and development credit carryforward	3,451	4,150
Depreciation	1,286	1,672
Compensation accruals	1,186	2,156
Inventory reserves	575	609
Warranty reserve	90	281
Net operating loss carryforward	25,874	48,921
Intangibles	172	1,079
Other, including deferred tax liabilities	518	52

	34,570	60,417
Valuation allowance	(2,253)	(527)

Net deferred income tax asset	$32,317	$59,890

Classified in Consolidated Balance Sheet as follows:

	March 31,
(in thousands)	2012	2011
Deferred income tax assets	$32,599	$60,167
Deferred income tax liability – included in other long-term liabilities	(282)	(277)

Net deferred income tax asset	$32,317	$59,890

In addition to the deferred tax assets listed in the table above, the Company has $915,000 and $238,000 of unrecorded tax benefits at March 31, 2012 and March 31, 2011, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for stock issued under the Company’s stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated as a reduction to the Company’s federal and state NOL carry forwards, which are discussed below.

The Company utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740 Income Taxes. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, the forecasted income projections, and historical financial performance.

In fiscal year 2012, the Company sold its ConferencePlus subsidiary and completed the CNS asset sale. These events resulted in a $64.5 million taxable gain in fiscal year 2012 and changed the outlook for future taxable income, positively with regards to the CNS business which contributed to the majority of the Company’s historical losses and negatively in certain states where income generated by ConferencePlus was apportioned. In addition, certain states for which the Company has net operating loss carryforwards, such as Illinois, suspended the use of those carryforwards. The Company therefore was not able to utilize those carryforwards to offset fiscal year 2012 taxable income. The Company considered both the positive and negative evidence and established a forecast of future taxable income to evaluate the deferred tax assets for realizability. On this basis, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets but that certain state net operating loss carryforwards would expire prior to utilization. As a consequence, the Company increased the valuation allowance reserve by $1.7 million to $2.3 million in fiscal year 2012. In addition, the Company recognized $2.1 million of net tax benefits relating to the change in uncertain tax positions.

The Company also changed the federal rate used on deferred taxes from 35% to 34%. This change resulted in a $645,000 tax expense.

In fiscal year 2011, after considering both the positive and negative evidence, including improved financial performance, expected future taxable income, the exit of a three-year cumulative loss, and the sale of the majority of its CNS business for a $32 million taxable gain, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets. Prior to fiscal year 2011, a full valuation allowance on deferred tax assets was in place. As a result of the fiscal year 2011 assessment of realizability of deferred tax assets and current year income, the valuation allowance decreased by $60.8 million, which was recorded as additional income tax benefit (income) in fiscal year 2011. The Company also recognized an additional $0.7 million of tax benefits relating to changes in or expirations of uncertain tax positions.

The Company has approximately $4.6 million in tax credit carryforwards and a $64.8 million federal net operating loss carryforward that is available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2013. The tax credits expiring in 2012 are included within the uncertain tax positions reserve. The federal net operating loss carryforward begins to expire in fiscal year 2023. State net operating loss carryforwards of $4.7 million have varying carryforward periods from five to twenty years. The $2.3 million of valuation allowance as of March 31, 2012 relates to state operating loss carryforwards that are expected to expire prior to utilization.

An income tax benefit of $61,000 related to stock-based compensation was credited to additional paid-in-capital during fiscal year 2012. No related benefit was recorded in fiscal years 2011 or 2010.

The Company accounts for uncertainty in income taxes under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, as codified in ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2011 and 2012 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2010	$6,672
Additions based on positions related to fiscal year 2011	—
Additions for tax positions of years prior to fiscal year 2011	265
Reductions for tax positions of years prior to fiscal year 2011	—
Reductions as a result of expirations of applicable statutes of limitations	(598)
Settlements	(80)

Unrecognized tax benefits at March 31, 2011	$6,259
Additions based on positions related to fiscal year 2012	—
Additions for tax positions of years prior to fiscal year 2012	32
Reductions for tax positions of years prior to fiscal year 2012	(8)
Reductions as a result of expirations of applicable statutes of limitations	(699)
Settlements	(2,101)

Unrecognized tax benefits at March 31, 2012	$3,483

The unrecognized tax benefits are presented in other long-term liabilities on the Consolidated Balance Sheets.

If the unrecognized tax benefit balances at March 31, 2012 and 2011 were recognized, it would affect the effective tax rate. During fiscal year 2012, $2.1 million of unrecognized tax benefits was recognized as income because the item was settled. During fiscal year 2011, $395,000 of unrecognized tax benefits was recognized as income, as the potential exposures related to these liabilities expired. Approximately $716,000 of unrecognized tax benefits and the related deferred tax asset is anticipated to expire unused in the next year.

The Company recognized interest and penalties of $14,000, $(28,000) and $(66,000) as a component of income tax expense as of March 31, 2012, March 31, 2011 and March 31, 2010, respectively. Interest and penalty credits result from reductions in uncertain tax positions. As of March 31, 2012 and March 31, 2011, accrued interest and penalties was $7,000 and $53,000, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities and open tax years are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2008-2012
U.S. State	2007-2012
Foreign	2007-2012

Note 5. Commitments and Contingencies:

Obligations

The Company leases a 185,000 square foot corporate facility in Aurora, Illinois, to house product distribution, engineering, sales, marketing, manufacturing and administration pursuant to a lease that originated in 1997 and runs through September 2017. The rental payments are currently $2.0 million a year and increase 2% every other year. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC topic 840, Leases (“ASC 840”) the Company recorded a long-term deferred lease liability of $665,000 and $761,000 presented in other long-term liabilities and a short-term deferred lease liability of $94,000 and $74,000 presented in Accrued expenses on the Consolidated Balance Sheets as of March 31, 2012 and 2011, respectively, to account for the straight-line impact on the rental payments. As part of the Noran Tel relocation, the Company exercised the early termination option of the lease of the Regina facility which it will lease until August 2012. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense was $2.2 million, $2.0 million and $2.1 million for fiscal years 2012, 2011 and 2010, respectively. In fiscal year 2012, rent expense was offset by $0.4 million of sublease income.

Future obligations and commitments as of March 31, 2012 consisted of the following:

	Payments due by fiscal year
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Purchase obligations	$5,232	$—	$—	$—	$—	$—	$5,232
Future minimum lease payments for operating leases	2,168	2,028	2,048	2,069	2,089	1,045	11,447

Future obligations and commitments	$7,400	$2,028	$2,048	$2,069	$2,089	$1,045	$16,679

Litigation

The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. The Company has not recorded any contingent liability attributable to existing litigation.

Wi-LAN Inc. v. Westell Technologies, Inc. et al.

In October 2007, Wi-LAN Inc. (“Wi-LAN”), a patent-holding company existing under the laws of Canada, filed two complaints against the Company, amongst other defendants, in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleged that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN sought monetary damages and other relief. In February 2011, the Company settled the lawsuit with the plaintiff. The settlement agreement was not material to the Company and concludes the lawsuit.

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

In addition, as of March 31, 2012, the Company has a contingent liability accrual of $810,000 related to certain intellectual property and indemnification claims, of which $410,000 relates to discontinued operations. This accrual is classified as Accrued expenses on the Consolidated Balance Sheet as of March 31, 2012.

Note 6. Product Warranties:

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS segment products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. In fiscal year 2011, the Company modified its policy of replacing CNS segment product to repairing product. The change resulted in a reduction in the cost per claim previously accrued. In addition, the actual number of CNS segment units that were serviced under warranty decreased in fiscal years 2011 and 2012, resulting in lower forecasted future warranty claims. The impact of those changes resulted in a change in estimate and a lower warranty reserve. The change in estimate is shown as a credit in warranty expense in the table below. The current portion of the warranty reserve was $110,000 and $239,000 as of March 31, 2012 and 2011, respectively, and is presented on the Consolidated Balance Sheets as Accrued expenses. The long-term portion of the warranty reserve was $133,000 and $325,000 as of March 31, 2012 and 2011, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities.

The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Total product warranty reserve at the beginning of the period	$564	$1,263	$1,072
Warranty expense (reversal)	(89)	(223)	899
Utilization	(232)	(282)	(708)

Total product warranty reserve at the end of the period	243	758	1,263
Warranty reserve held-for-sale transferred with sale of CNS (shown as held for sale at March 31, 2011)	—	(194)	—

Product warranty reserve net of amounts held-for-sale	$243	$564	$1,263

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

Share Repurchase Program

In March 2008, the Board of Directors approved a share repurchase program (the March 2008 authorization) whereby the Company was authorized repurchase up to an additional aggregate of $10.0 million of its outstanding common shares. During fiscal year 2010, 1,252,861 shares were repurchased under this program with a weighted-average per share purchase price of $1.13. On March 3, 2010, the scheduled expiration date of this program, the unused availability of $6,903,115 expired unused.

In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Shares. During fiscal year 2011, 356,064 shares were repurchased under this program with a weighted-average per share price of $1.56, respectively. The February 2010 authorization was fully utilized as of November 2011.

In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During fiscal year 2012, under the February 2010 authorization and the August 2011 authorization, 6.4 million shares were repurchased with a weighted-average per share purchase price of $2.63. Repurchases include a purchase on May 31, 2011 of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company's Class B Common Stock. These shares were purchased from a voting trust, dated February 23, 1994 (the “Voting Trust”) and from other trusts associated with certain members of Mr. Robert C. Penny III’s family. Robert C. Penny III and Robert W. Foskett currently are members of the Company’s Board of Directors. They also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company's Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. Messrs. Penny and Foskett currently serve as directors of the Company. As of March 31, 2012, there was no remaining amount under the February 2010 authorization and approximately $12.5 million remaining for additional share repurchases under the August 2011 authorization.

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

Stock Restriction Agreements

The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class A Common Stock or Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer. As of March 31, 2012, a total of 13,937,151 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.

Voting Rights

The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B Common Stock is entitled to four votes per share. As of May 14, 2012, as trustees the Voting Trust, containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 49.3% of the votes entitled to be cast by the holders of our common stock. Certain Penny family members also own, or are beneficiaries of trusts, that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 53.1% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.

Shares Issued and Outstanding

The following table summarizes Common Stock transactions for fiscal years 2010, 2011 and 2012:

	Common Shares Issued and Outstanding
(in thousands)	Class A	Class B	Treasury
Balance, March 31, 2009	53,862	14,694	(3,020)
Options exercised	15	—	—
Purchase of Treasury Stock	(1,253)	—	(1,253)
Restricted stock grants, net of forfeitures	138	—	—

Balance, March 31, 2010	52,762	14,694	(4,273)
Options exercised	1,540	—	—
Class B converted to Class A	138	(138)	—
Purchase of Treasury Stock	(356)	—	(356)
Restricted stock grants, net of forfeitures	90	—	—

Balance, March 31, 2011	54,174	14,556	(4,629)
Options exercised	912	—	—
Class B converted to Class A	619	(619)	—
Purchase of Treasury Stock	(6,552)	—	(6,552)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	1,276	—	—

Balance, March 31, 2012	50,429	13,937	(11,181)

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

Employee Stock Incentive Plans

In September 2010, stockholders approved the amendment and restatement of the Westell Technologies, Inc. 2004 Stock Incentive Plan (the “2004 SIP Plan”) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units and performance stock units share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 5,404,424 shares available for issuance under this plan as of March 31, 2012.

Stock-Based Compensation Expense

Total stock-based compensation, excluding the impact of discontinued operations, is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Cost of goods sold	$55	$50	$77
Sales and marketing	173	273	316
Research and development	58	95	99
General and administrative	915	463	922

Stock-based compensation expense	1,201	881	1,414
Income tax benefit	(61)	—	—

Total stock-based compensation expense after taxes	$1,140	$881	$1,414

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

The Company recorded expense of $0.3 million, $0.4 million, and $1.4 million in the twelve months ended March 31, 2012, 2011 and 2010, respectively, related to stock options. During January 2010, the Company identified a $0.7 million error in the calculation of stock-based compensation expense for the prior year periods. The Company's legacy third-party equity accounting software incorrectly calculated award forfeitures used in determining stock-based compensation expense that resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vesting date. The correction of the error during the third quarter of fiscal year 2010 resulted in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but did not change the cumulative stock-based compensation expense related to those awards over time, as forfeitures are ultimately recorded to reflect the compensation expense for only those options that actually vest. Because stock-based compensation expense is a non-cash item, there was no impact to net cash provided by operations in any period. The cumulative impact of the $0.7 million error is included as additional expense in the general and administrative expense line on the Consolidated Statements of Operations in fiscal year 2010. In fiscal year 2011, the Company implemented a new third-party equity accounting software solution.

The Company received proceeds from the exercise of stock options of $1.7 million, $2.6 million, and $0 in fiscal years 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended March 31, 2012, 2011 and 2010 was $1.3 million, $892,000, and $17,000, respectively.

Option activity for the twelve months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2011	3,716,912	$2.48	3.7	$5,221
Granted	10,000	3.37
Exercised	(912,399)	1.85
Forfeited	(257,574)	2.03
Expired	(452, 836)	6.10

Outstanding on March 31, 2012	2,104,103	$2.04	3.3	$1,440
Vested or expected to vest as of March 31, 2012	2,091,622	$2.04	3.3	$1,434
Exercisable on March 31, 2012	1,460,430	$2.33	3.1	$779

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

As of March 31, 2012, there was $0.2 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.15 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31
	2012	2011	2010
Input assumptions:
Expected volatility	70%	71%	65%
Risk-free interest rate	1.4%	1.6%	1.8%
Expected life	5 years	5 years	5 years
Expected dividend yield	0.0%	0.0%	0.0%
Output weighted-average grant-date fair value	$1.93	$1.12	$0.20

The Company issues new shares of stock when stock options are exercised.

Restricted Stock

Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2012, 2011 and 2010, non-employee directors received grants of 70,000, 90,000 and 180,000 shares, respectively, that each vest 25% over four years.

The Company recognizes compensation expense on a straight-line basis over the vesting periods of the awards based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.

The following table sets forth restricted stock activity for the twelve months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2011	170,000	$1.25
Granted	70,000	3.44
Converted from RSUs	605,000	1.43
Converted from PSUs	798,000	1.43
Vested	(400,750)	1.39
Forfeited	(197,250)	1.43

Non-vested as of March 31, 2012	1,045,000	$1.54

The Company recorded $0.5 million, $0.1 million, and $14,000 of expense in the twelve months ended March 31, 2012, 2011 and 2010, respectively, related to restricted stock. As of March 31, 2012, there was $1.1 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units (“RSUs”) and Performance-based RSUs (“PSUs”)

In fiscal year 2012, 500,000 RSUs were awarded to certain executive officers. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting and vest in equal annual installments over four years from the grant date.

In April 2010, executives were granted 620,000 RSUs with time-based vesting conditions, which converted into shares of Class A Common Stock during the first quarter of fiscal year 2012. Of these units, 25% vested on April 1, 2011 and the remaining shares vest 25% annually each April 1 thereafter. In addition, executives received 620,000 PSUs which converted to shares of restricted Class A Common Stock at the maximum rate of 140% during the first quarter of fiscal year 2012. The conversion rate was based upon fiscal year 2011 achievement against a return on assets (“ROA”) metric. The actual conversion rate was 140%. On May 18, 2011, the first 25% of the performance awards vested and the remaining awards are scheduled to vest 25% annually on each subsequent April 1.

The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for RSUs and PSUs in fiscal years 2012 and 2011, respectively. There was no RSU or PSU expense in fiscal years 2010. As of March 31, 2012, there was approximately $1.3 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the RSUs and PSUs which is expected to be recognized over a weighted-average period of 3.2 years.

The following table sets forth the RSUs activity for the twelve months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2011	605,000	$1.43
Granted	500,000	3.25
Vested	—	—
Converted to restricted stock	(605,000)	1.43
Forfeited	—	—

Non-vested as of March 31, 2012	500,000	$3.25

The following table sets forth the PSUs activity for the twelve months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2011	605,000	$1.43
Granted	—	—
Incremental shares earned based on performance	228,000	1.43
Vested	—	—
Converted to restricted stock	(798,000)	1.43
Forfeited	(35,000)	1.43

Non-vested as of March 31, 2012	—	$—

Non-qualified Non-public Subsidiary Stock Options

The Company’s ConferencePlus subsidiary had a stock option plan for the purchase of ConferencePlus stock. There were no options granted in fiscal years 2012, 2011 or 2010. As a result of the sale of ConferencePlus, during the third quarter of fiscal year 2012, the Company purchased all outstanding ConferencePlus options with a strike price above fair market value. The purchase price for each option was equal to the difference between the fair market value of a share of ConferencePlus stock and the strike price for each option, resulting in an aggregate purchase price of $117,000 for the options. All remaining outstanding options were forfeited.

During fiscal year 2011, the Company initiated a cash tender offer for certain ConferencePlus employee stock options. Pursuant to the tender offer, employees tendered for purchase 732,191 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $36,000 to the participating employees and incurred equity-based compensation expense of $63,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer and to any amounts paid in excess of fair value. As of March 31, 2011, the Company had fully recognized the expense related to these outstanding options.

Note 9. Note Payable Guarantee:

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to a third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.5 million and $0.7 million as of March 31, 2012 and 2011, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the debt guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required. At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed debt obligation. The balance of the liability is $25,000 and $66,000 as of March 31, 2012 and 2011. The liability is classified as a current liability in Accrued expenses in the Consolidated Balance Sheets.

Note 10. Segment and Related Information:

In the third quarter of fiscal year 2012, the Company completed the sale of the ConferencePlus segment. The Company’s two remaining reportable segments are as follows:

Westell: The Company’s Westell product family consists of next-generation indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”); industrial switches and connectivity panels; T1 demarcation equipment; span powering equipment; remote monitoring devices; and customized systems integration (“CSI”). The Company’s new eSmartAccess family of Ethernet NID solutions allows cellular backhaul providers to deliver native Ethernet from the same CellPak cabinet they are using today for T1 demarcation. These solutions are optimized for backhaul of cellular traffic, service delivery to business enterprises and a variety of industrial applications including smart grid, security and transportation. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. The power distribution and remote monitoring products are designed and provided through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada. The Company is relocating the majority of the Canadian operations to its location in Aurora, Illinois. The remaining operations in Canada will consist of research and development as well as sales in support of the U.S. operations. The Company expects to complete this transition by July 31, 2012.

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the first quarter of fiscal year 2012, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract. The Company completed the remaining product shipments under this contract in December 2011. The Company also retained the Homecloud product development program.

Performance of these segments is primarily evaluated utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less direct expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”) expenses. Certain operating expenses are allocated between the Westell and CNS segments, including certain rent, information technology costs, and accounting costs. The Westell segment was allocated 72%, 38% and 35% of these resource costs and the CNS segment received 28%, 62% and 65% of the costs in fiscal years 2012, 2011 and 2010, respectively. Segment operating income (loss) excludes certain unallocated Westell, Inc. G&A costs. Rent associated with resources supporting the CNS assets sold to NETGEAR was not reallocated between the segments and is reflected in unallocated corporate costs. Segment operating income (loss) excludes certain unallocated G&A costs.

Segment information for the fiscal years ended March 31, 2012, 2011 and 2010, excluding the results of the discontinued ConferencePlus segment, is set forth below:

	Fiscal Year Ended March 31, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$43,629	$26,026	$—	$69,655
Gross profit	17,272	5,985	—	23,257
Gross margin	39.6%	23.0%	—	33.4%
Operating expenses:
Sales & marketing	5,573	923	—	6,496
Research & development	5,117	2,610	—	7,727
General & administrative	2,834	976	3,805	7,615
Intangible amortization	544	4	—	548
Restructuring	275	275	—	550

Operating expenses	14,343	4,788	3,805	22,936

Operating income (loss)	$2,929	$1,197	(3,805)	321

Other income (expense), net			31,985	31,985
Interest (expense)			—	—
Income taxes			(12,875)	(12,875)

Net income from continuing operations			$15,305	$19,431

	Fiscal Year Ended March 31, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$58,770	$89,079	$—	$147,849
Gross profit	25,667	15,885	—	41,552
Gross margin	43.7%	17.8%	—	28.1%
Operating expenses:
Sales & marketing	5,922	4,891	—	10,813
Research & development	3,825	7,949	—	11,774
General & administrative	2,023	3,365	3,235	8,623
Intangible amortization	540	5	—	545
Restructuring	—	—	—	—

Operating expenses	12,310	16,210	3,235	31,755

Operating income (loss)	$13,357	$(325)	(3,235)	9,797

Other income (expense), net			29	29
Interest (expense)			(9)	(9)
Income taxes			53,304	53,304

Net income from continuing operations			$50,089	$63,121

	Fiscal Year Ended March 31, 2010
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$52,516	$87,248	$—	$139,764
Gross profit	23,042	14,348	—	37,390
Gross margin	43.9%	16.4%	—	26.8%
Operating expenses:
Sales & marketing	4,998	5,772	—	10,770
Research & development	2,339	9,024	—	11,363
General & administrative	1,998	3,244	3,778	9,020
Intangible amortization	528	1	—	529
Restructuring	46	414	—	460

Operating expenses	9,909	18,455	3,778	32,142

Operating income (loss)	$13,133	$(4,107)	(3,778)	5,248

Other income (expense), net			17	17
Interest (expense)			(4)	(4)
Income taxes			814	814

Net income (loss) from continuing operations			$(2,951)	$6,075

	Fiscal Year Ended March 31,
Depreciation and amortization (in thousands)	2012	2011	2010
Westell depreciation and amortization	$955	$809	$1,023
CNS depreciation and amortization	121	428	1,280

Total depreciation and amortization	$1,076	$1,237	$2,303

The Westell and CNS segments use many of the same assets. For internal reporting purposes, the Company does not allocate assets between the Westell and CNS segments and therefore no asset or capital expenditure information by each of these segments is available.

Enterprise-wide Information

More than 90% of the Company’s revenues were generated in the United States in fiscal years 2012, 2011 and 2010.

Significant Customers and Concentration of Credit

The Company is dependent on certain major telephone companies that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Verizon	31.2%	39.4%	54.0%
AT&T	6.1%	8.1%	12.7%
Century Link	3.5%	11.4%	6.0%
Frontier	2.1%	10.8%	0.0%

Major telephone companies comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2012	2011
Verizon	22.4%	19.8%
Century Link	6.4%	10.8%
Frontier	0.1%	11.5%
Telemon	13.6%	2.9%
Time Warner Cable	14.8%	0.4%

Geographic Information

The Company’s financial information by geographic area was as follows for the fiscal years ended March 31:

(in thousands)	Domestic	International	Total
2012
Revenue	$63,974	$5,681	$69,655
Operating income (loss)	798	(477)	321
Total assets	192,137	5,289	197,426
2011
Revenue	$140,848	$7,001	$147,849
Operating income	9,491	306	9,797
Total assets	192,457	8,930	201,387
2010
Revenue	$133,410	$6,354	$139,764
Operating income	4,971	277	5,248
Total assets	113,461	8,373	121,834

International identifiable assets, revenues and operating income (loss) are related to Noran Tel, Inc. which is located in Regina, Saskatchewan, Canada. International identifiable assets for fiscal years 2011 and 2010 also include the assets of Conference Plus Global Services, Ltd., which was located in Dublin, Ireland and London, England. Conference Plus Global Services, Ltd was sold on December 31, 2011 with ConferencePlus.

Note 11. Restructuring:

In the fourth quarter of fiscal year 2012, as a result of the planned Noran Tel relocation, described in Note 1, the Company recognized restructuring expense of $275,000 in the Westell segment relating to employee termination benefits and a lease termination. The total cost of this action, including employee retention compensation and relocation costs is anticipated to be $540,000. The relocation is expected to be complete by July 31, 2012. . As of March 31, 2012, none of these costs had been paid leaving an unpaid balance of $275,000 which is presented on the Consolidated Balance Sheet within Accrued compensation.

In the third quarter of fiscal year 2012, in connection with the ConferencePlus sale, the Company recognized restructuring expense of $667,000 within discontinued operations for personnel costs related to severance agreements with two former ConferencePlus executives. This expense is presented within Income from discontinued operations on the Consolidated Statement of Operations. The liability was retained by the Company. As of March 31, 2012, $329,000 was paid leaving an unpaid balance of $338,000 which is presented on the Consolidated Balance Sheets within Accrued compensation.

In the first quarter of fiscal year 2012, as a result of the CNS asset sale, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was approximately $397,000, offset by $122,000 which was reimbursed by NETGEAR. As of March 31, 2012, all of these costs had been paid.

Total fiscal year 2012 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2011	$—	$—	$—
Charged to continuing operations	498	52	550
Charged to discontinued operations	667	—	667
Payments	(604)	—	(604)

Liability at March 31, 2012	$561	$52	$613

There were no restructuring expenses in fiscal year 2011.

In the first quarter of fiscal year 2010, the Company initiated a cost reduction action that resulted in the termination of approximately 50 employees, consisting of 30 employees primarily in the CNS segment and 20 employees in the ConferencePlus segment. The total cost of this restructuring action was $609,000, of which $414,000, $46,000 and $149,000 was recorded in the CNS, Westell and the discontinued ConferencePlus segments, respectively. As of March 31, 2010, all of these costs had been paid. An additional $281,000 of restructuring expenses was paid in fiscal year 2010 for a previous restructuring.

The fiscal year 2010 restructuring charges and utilization are summarized as follows:

(in thousands)	Employee -related	Legal, other and facility costs	Total
Liability at March 31, 2009	278	3	281
Charged to continuing operations	460	—	460
Charged to discontinued operations	149		149
Utilized	(887)	(3)	(890)

Liability at March 31, 2010	$—	$—	$—

Note 12. Short-term Investments

The following table presents short-term investments as of March 31, 2012 and March 31, 2011:

(in thousands)	March 31, 2012	March 31, 2011
Certificates of deposit	$6,061	$490
Held-to-maturity, pre-refunded municipal bonds	8,394	—

Total investments	$14,455	$490

The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.

Note 13. Fair Value Measurements

Fair value is defined by ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs, of which the first two are considered observable and the last unobservable, used to measure fair value are as follows:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2012:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$82,931	$82,931	—	—	Cash and cash equivalents
Liabilities:
Guarantee	$25	—	—	$25	Accrued expenses

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2011:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money markets funds	$30,487	$30,487	—	—	Cash and cash equivalents
Liabilities:
Guarantee	$66	—	—	$66	Accrued expenses

The fair value of money market funds approximates their carrying amounts due to the short-term nature of these financial assets.

Note 14. Quarterly Results of Operations (Unaudited):

The following tables present certain financial information for each of the last eight fiscal quarters. The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period. Previously reported quarterly amounts have been adjusted for the effects of the discontinued operations described in Note 1.

The quarterly fluctuations in revenue and gross profit are due primarily to fluctuations in the CNS segment. The Company sold substantially all of the assets of CNS in April, 2011. The Company retained a certain major CNS customer relationship and contract. The Company completed the remaining contractually required product shipments under the retained contract in December 2011. In fiscal year 2011, the CNS segment revenue fluctuated by quarter with product mix and units sold. The fiscal third quarter ending December 31 contains seasonality effects in the Westell segment. The Westell segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. The third quarter of fiscal year 2012 reflected exaggerated declines in customer purchases from the Westell segment as a result of a variety of factors.

	Fiscal Year 2012 Quarter Ended
	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012
(in thousands, except per share amounts)
Revenue	$23,201	$20,728	$14,392	$11,334
Gross profit	8,366	6,221	4,263	4,407
Operating expenses	6,613	5,621	5,052	5,650
Gain on CNS asset sale	31,608	46	—	—
Other income (expense), net	18	77	106	130
Income (loss) from continuing operations before taxes	33,379	760	(720)	(1,113)
Income taxes	(13,228)	1,810	268	(1,725)
Income (loss) from continuing operations	20,151	2,570	(452)	(2,838)
Income from discontinued operations, net of tax	980	927	20,254	390
Net income (loss)	21,131	3,497	19,802	(2,448)
Net income (loss) per common share:
Basic	$0.31	$0.05	$0.30	$(0.04)
Diluted	$0.30	$0.05	$0.29	$(0.04)

Operating expenses in fiscal year 2012 included the following items: the June 30, 2011 quarter included $245,000 of severance benefits for employee terminations related to the sale of CNS; the March 31, 2012 quarter included $275,000 restructuring charge consisting primarily of severance benefits for employee terminations related to the plan to relocate the majority of Noran Tel operations from Canada to the United States.

	Fiscal Year 2011 Quarter Ended
	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011
(in thousands, except per share amounts)
Revenue	$30,732	$40,729	$37,936	$38,452
Gross profit	10,487	11,349	9,831	9,885
Operating expenses	7,819	7,559	7,796	8,581
Other income (expense), net	54	(9)	(24)	8
Income from continuing operations before taxes	2,722	3,775	2,009	1,311
Income taxes	533	(93)	4	52,860
Income from continuing operations	3,255	3,682	2,013	54,171
Income from discontinued operations, net of tax	1,347	1,081	924	1,463
Net income	4,602	4,763	2,937	55,634
Net income per common share:
Basic	$0.07	$0.07	$0.04	$0.81
Diluted	$0.07	$0.07	$0.04	$0.79

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

Note 15. Subsequent Events:

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation, including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the closing date. The Company also hired most of ANTONE’s employees. ANTONE products include a line of high-performance Tower-Mounted Amplifiers, Multi-Carrier Power Amplifier Boosters, and cell-site antenna sharing products. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance Beginning of Year	Reduction from sale of ConferencePlus and CNS assets	Net Additions Charged to Cost and Expenses	Additions (Deductions)		Balance at End of Year
2012
Accounts receivable allowances	$147	$(61)	$(79)	$5	(1)	$12
Reserve for excess and obsolete inventory and net realizable value	1,551	(57)	816	(831	)(2)	1,479
Deferred tax assets valuation allowance	527	—	—	1,726	(3)	2,253
Reserve for returns	7	—	98	(92)		13

2011
Accounts receivable allowances	$237	—	$(34)	$(56	)(1)	$147
Reserve for excess and obsolete inventory and net realizable value	1,691	—	1,157	(1,297	)(2)	1,551
Deferred tax assets valuation allowance	61,297	—	—	(60,770	)(3)	527
Reserve for returns	15	—	94	(102)		7

2010
Accounts receivable allowances	$289	—	$49	$(101	)(1)	$237
Reserve for excess and obsolete inventory and net realizable value	1,336	—	598	(243	)(2)	1,691
Deferred tax assets valuation allowance	65,108	—	—	(3,811	)(3)	61,297
Reserve for returns	10	—	97	(92)		15

(1)	Accounts written off, net of recoveries
(2)	Inventory scrapped against inventory reserves.
(3)	Change in valuation allowance due to change in assessment of realizability of deferred tax assets.