Form 10-Q
period 2012-06-30
WESTELL TECHNOLOGIES INC
filed 2012-08-07
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 16, 2012:

Class A Common Stock, $0.01 Par Value – 47,965,303 shares

Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein that are not historical facts or that contain the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “may”, “will”, “plan”, “should”, or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2012, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks

The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak®, eSmartAccess™, Homecloud™, OS Plant Systems®, WESTELL SHADE®, WESTELL TECHNOLOGIES™, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,819	$120,832
Restricted cash	7,452	7,451
Short-term investments	15,591	14,455
Accounts receivable (net of allowance of $14 and $12 at June 30, 2012 and March 31, 2012, respectively)	6,056	5,710
Inventories	10,374	9,906
Prepaid expenses and other current assets	1,458	1,456
Deferred income tax asset	2,575	1,859

Total current assets	152,325	161,669

Property and equipment:
Machinery and equipment	1,172	1,174
Office, computer and research equipment	8,886	8,837
Leasehold improvements	7,715	7,720

Total property and equipment, gross	17,773	17,731
Less accumulated depreciation and amortization	(16,655)	(16,534)

Total property and equipment, net	1,118	1,197

Goodwill	2,388	801
Intangibles, net	6,093	2,728
Deferred income tax asset	31,001	30,740
Other assets	675	291

Total assets	$193,600	$197,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,033	$3,142
Accrued expenses	2,102	2,125
Accrued compensation	1,595	1,203

Total current liabilities	6,730	6,470
Tax reserves	3,484	3,483
Contingent consideration payable, net	2,546	—
Other long-term liabilities	1,014	1,109

Total liabilities	13,774	11,062
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	484	504
Outstanding – 48,351,943 and 50,429,399 shares at June 30, 2012 and March 31, 2012, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 and 13,937,151 shares at June 30, 2012 and March 31, 2012, respectively
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	405,548	405,147
Treasury stock at cost – 13,444,087 and 11,180,931 shares at June 30, 2012 and March 31, 2012, respectively	(26,265)	(21,173)
Cumulative translation adjustment	532	619
Accumulated deficit	(200,612)	(198,872)

Total stockholders’ equity	179,826	186,364

Total liabilities and stockholders’ equity	$193,600	$197,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenue	$10,530	$23,201
Cost of goods sold	6,734	14,835

Gross profit	3,796	8,366
Operating expenses:
Sales and marketing	1,884	1,999
Research and development	1,827	2,077
General and administrative	2,581	2,153
Restructuring	92	245
Intangible amortization	209	139

Total operating expenses	6,593	6,613

Operating income	(2,797)	1,753
Gain on CNS asset sale	—	31,608
Other income (expense)	84	18

Income (loss) before income taxes and discontinued operations	(2,713)	33,379
Income taxes	973	(13,228)

Net income (loss) from continuing operations	(1,740)	20,151
Discontinued Operations (Note 1):
Income from discontinued operations, net of tax expense of $508 for the three months ended June 30, 2011	—	980

Net income (loss)	$(1,740)	$21,131

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.03)	$0.29
Basic net income from discontinued operations	—	0.01

Basic net income (loss) per share*	$(0.03)	$0.31

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.03)	$0.29
Diluted net income from discontinued operations	—	0.01

Diluted net income (loss) per share	$(0.03)	$0.30

Weighted-average number of common shares outstanding:
Basic	62,510	68,342
Effect of dilutive securities: restricted stock, restricted stock units, and stock options**	—	1,706

Diluted	62,510	70,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

*	Per share amounts may not sum to totals because of rounding.
**	In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation. As of June 30, 2011, the Company had 0.5 million options outstanding which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net income (loss)	$(1,740)	$21,131
Other comprehensive income (loss):
Translation adjustment	(87)	75

Total comprehensive income (loss)	$(1,827)	$21,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,740)	$21,131
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	340	594
Stock-based compensation	381	335
Gain on CNS asset sale	—	(31,608)
Restructuring	92	245
Deferred taxes	(974)	11,773
Changes in assets and liabilities:
Accounts receivable	(360)	5,096
Inventory	(140)	196
Prepaid expenses and other current assets	1	(382)
Other assets and liabilities	(427)	(7)
Deferred revenue	(58)	270
Accounts payable and accrued expenses	(650)	(12,633)
Accrued compensation	350	(2,273)

Net cash provided by (used in) operating activities	(3,185)	(7,263)

Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	5,048	—
Maturities of other short-term investments	3,175	490
Purchases of held-to-maturity short-term debt securities	(6,665)	—
Purchases of other short-term investments	(2,695)	(5,155)
Purchases of property and equipment	(51)	(335)
Payments for business acquisition	(2,524)	—
Proceeds from CNS asset sale	—	36,637
Changes in restricted cash	(1)	(3,350)

Net cash provided by (used in) investing activities	(3,713)	28,287

Cash flows from financing activities:
Purchases of treasury stock	(5,115)	(6,327)
Proceeds from stock options exercised	21	1,206

Net cash provided by (used in) financing activities	(5,094)	(5,121)

Effect of exchange rate changes on cash	(21)	20
Net increase (decrease) in cash and cash equivalents	(12,013)	15,923

Cash and cash equivalents, beginning of period	120,832	86,408

Cash and cash equivalents, end of period	$108,819	$102,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Note 1.	Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. On February 27, 2012, the Company approved a plan to relocate the majority of its Noran Tel operations to the Company’s location in Aurora, Illinois, with the intent to optimize operations (the “Noran Tel relocation”). The Noran Tel relocation is scheduled to be completed during the second quarter of fiscal year 2013 and will impact approximately 35 employees located in Canada. Noran Tel’s remaining Canadian operations are expected to be focused on product development and sales.

Business Acquisition

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million in cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016. The acquisition included inventories, property and equipment, contract rights, technology and customer relationship intangible assets, and certain specified operating liabilities that existed at the closing date. The Company hired nine of ANTONE’s employees. ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna-sharing products. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.

The results of ANTONE’s operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported in the Westell operating segment.

In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase price to identifiable tangible and intangible assets based on each element’s estimated fair value. The Company is in the process of determining the fair value of the intangible assets and the contingent consideration. The Company may adjust the preliminary purchase price allocation once the fair-value analysis is complete. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill recorded from this acquisition is the residual purchase price after allocating the total consideration to the preliminary fair value of assets acquired and liabilities assumed and represents the expected synergies and other benefits from this acquisition related to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the acquisition of ANTONE is expected to be deductible for U.S. federal and state income tax purposes.

The following tables summarize the preliminary consideration and the estimated fair values of the assets and liabilities assumed on May 15, 2012, at the acquisition date:

(in thousands)
Inventories	$349
Deposit	3
Intangibles	3,600
Liabilities	(585)
Goodwill	1,603

Net assets acquired	$4,970

Cash consideration transferred	$2,524
Contingent Consideration	2,965
Working capital adjustment (shortfall)	(519)

Total preliminary consideration	$4,970

Identifiable intangible assets of $3.3 million and $0.3 million were designated to technology and customer relationships, respectively. The value was calculated on a preliminary basis based on the present value of the future estimated cash flows derived from operations attributable to technology and exiting customer contracts and relationships.

Sale of Conference Plus, Inc.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd , a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The escrow amount has been recorded as Restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012. The results of operations of ConferencePlus presented herein have been classified as discontinued operations for the three months ended June 30, 2011. The Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 include discontinued operations from the sale of ConferencePlus.

ConferencePlus revenue and income before income taxes reported in discontinued operations is as follows:

(in thousands)	Three months ended June 30, 2011
Revenue	$11,155
Income before income taxes	$1,488

CNS Asset Sale

On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the Customer Networking Solutions (“CNS”) segment to NETGEAR, Inc. for $36.6 million in cash (the “CNS asset sale”). The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. The Company completed the remaining contractually required product shipments under the retained contract in December 2011.

As part of the agreement, the Company has agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for this purpose or for other claims and is reflected as Restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012. NETGEAR has made claims against the escrow balance for a dispute and indemnity claims. The Company believes the escrow will be released in due course. During the first quarter of fiscal year 2012, the Company recorded a pre-tax gain of $31.6 million on this asset sale. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company provided transition services and office space to NETGEAR. The site license expired in April 2012.

The pre-tax gain on the CNS asset sale for the three months ended June 30, 2011 is calculated as follows:

Cash Proceeds	$36,637
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011	(5,029)

Total CNS asset sale gain before income taxes	$31,608

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, excess and obsolete inventory, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible asset fair value, depreciation, income taxes, and contingencies, among other things. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at June 30, 2012 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year 2013.

Reclassification

Previously reported amounts in the Consolidated Statement of Operations have been adjusted for the effects of the discontinued operations described above. The reclassifications related to discontinued operations had no impact on previously reported amounts for total assets, total liabilities, total stockholders’ equity or net income.

Note 2.	Revolving Credit Agreement and Debt

The Company entered into a secured revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2013 and amended certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain subsidiaries of the Company, and by substantially all of the assets of the Company.

The revolving loans under the Credit Agreement bear interest at the greater of the London Interbank Offered Rate (“LIBOR”) plus a spread of 2.25%, or an alternative base rate. The alternative base rate is the greater of prime rate or the Federal Funds rate (the “Base Rate”) less 0.25%. The Company is also required to pay a non-use fee of 0.2% per annum on the unused portion of the revolving loans. The fee is waived if the Company maintains with the lender an average monthly non-interest bearing account balance of $5.0 million and an average monthly balance of $15.0 million consisting of other investments. The Company has maintained such balances since entering the Credit Agreement.

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2012. As of June 30, 2012, the Company had approximately $6.7 million available under the Credit Agreement with no borrowings.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Note 3.	Restructuring Charges

In the three months ended June 30, 2012, the Company recognized additional restructuring expense of $92,000 in the Westell segment related to employee retention compensation and other relocation costs for the Noran Tel relocation, described in Note 1. The total cost of this action, including employee retention compensation and relocation costs is anticipated to be $450,000 of which $367,000 has been recognized as of June 30, 2012. The relocation is expected to be completed during the second quarter of fiscal year 2013. As of June 30, 2012, $44,000 of these costs had been paid leaving an unpaid balance of $317,000 which is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.

In connection with the ConferencePlus sale, the Company retained a restructuring liability for personnel costs related to severance agreements with two former ConferencePlus executives. As of June 30, 2012, $460,000 was paid leaving an unpaid balance of $208,000 which is presented on the Condensed Consolidated Balance Sheets within Accrued compensation.

As a result of the CNS asset sale in the three months ended June 30, 2011, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was approximately $397,000, offset by $122,000 which was reimbursed by NETGEAR, of which $245,000 was recorded in the three months ended June 30, 2011. As of March 31, 2012, all of these costs have been paid.

Total restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged	48	44	92
Foreign currency translation adjustment	(5)	(1)	(6)
Utilized	(130)	(44)	(174)

Liability at June 30, 2012	$474	$51	$525

Note 4.	Interim Segment Information

The Company’s two reportable segments are as follows:

Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in cellular backhaul applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; and cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to generate revenues from wireless telecommunications products. The power distribution and remote monitoring products are designed through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada. The Company is relocating the majority of the Canadian operations to its location in Aurora, Illinois. The remaining operations in Canada will be focused on product development and sales. The Company expects to complete this transition during the second quarter of fiscal year 2013.

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the first quarter of fiscal year 2012, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract. The Company completed the remaining contractual product shipments under this contract in December 2011. In fiscal year 2013, the Company continues to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer. The Company expects this activity to abate going forward. The Company also retained the Homecloud product development program, which continues. The Homecloud product family which is under development aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery and prospective functionality applicable to enhanced security; home control; and network management.

Management evaluates performance of these segments primarily by utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). In fiscal year 2012, certain operating expenses were allocated between the Westell and CNS segments, including rent, information technology costs, and accounting. The Westell segment was allocated 72% of these resource costs and the CNS segment was allocated 28% of the costs in fiscal year 2012. Segment operating income (loss) excludes certain unallocated G&A costs. Unallocated costs include a portion of executive costs plus costs for corporate development, corporate governance, compliance and unutilized office space. When combined with the operating segments and after elimination of intersegment expenses, these costs total amounts reported in the Condensed Consolidated Financial Statements.

Segment information for the three months ended June 30, 2012 and 2011, excluding the results of the discontinued ConferencePlus segment, is set forth below:

	Three Months Ended June 30, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$9,418	$1,112	$—	$10,530
Gross profit	2,773	1,023	—	3,796
Gross margin	29.4%	92.0%		36.0%
Operating expenses:
Sales and marketing	1,875	9	—	1,884
Research and development	1,449	378	—	1,827
General and administrative	1,248	2	1,331	2,581
Restructuring	92	—	—	92
Intangible amortization	208	1	—	209

Total operating expenses	4,872	390	1,331	6,593

Operating income (loss) from continuing operations	$(2,099)	$633	(1,331)	(2,797)

Other income (expense)			84	84
Income taxes			973	973

Net income (loss) from continuing operations			$(274)	$(1,740)

	Three Months Ended June 30, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$14,845	$8,356	$—	$23,201
Gross profit	6,508	1,858	—	8,366
Gross margin	43.8%	22.2%		36.1%
Operating expenses:
Sales and marketing	1,482	517	—	1,999
Research and development	1,264	813	—	2,077
General and administrative	818	295	1,040	2,153
Restructuring	—	245	—	245
Intangible amortization	138	1	—	139

Total operating expenses	3,702	1,871	1,040	6,613

Operating income (loss) from continuing operations	$2,806	$(13)	(1,040)	1,753

Gain on CNS asset sale			31,608	31,608
Other income (expense)			18	18
Income taxes			(13,228)	(13,228)

Net income (loss) from continuing operations			$17,358	$20,151

Note 5.	Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2012	March 31, 2012
Raw material	$5,940	$5,290
Finished goods	6,440	6,095
Reserve for excess and obsolete inventory and net realizable value	(2,006)	(1,479)

Total inventory	$10,374	$9,906

The increase in inventory reserves as of June 30, 2012 resulted from additional charges taken in the first quarter of fiscal year 2013 to reserve for excess inventory resulting from reduced T1 product demand in the Westell segment.

Note 6.	Stock-Based Compensation

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”), excluding the impact of discontinued operations, during the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
(in thousands)	2012	2011
Stock-based compensation expense	$381	$312
Income tax benefit	—	—

Total stock-based compensation expense after taxes	$381	$312

The majority of the equity awards granted in the three months ended June 30, 2012 and 2011 vest in equal annual installments over four years.

Stock Options

Stock option activity for the three months ended June 30, 2012 is as follows:

Shares
Outstanding on March 31, 2012	2,254,103
Granted	340,000
Exercised	(15,700)
Forfeited	(5,500)
Expired	(106,750)

Outstanding on June 30, 2012	2,466,153

The weighted average fair value of stock options granted during the three months ended June 30, 2012 was $0.89 per share.

Restricted Stock

The following table sets forth restricted stock activity for the three months ended June 30, 2012:

Shares
Non-vested as of March 31, 2012	1,045,000
Granted	70,000
Vested	(337,500)
Forfeited	0

Non-vested as of June 30, 2012	777,500

The weighted average fair value of restricted stock awards granted during the three months ended June 30, 2012 was $2.36 per share.

RSUs

The following table sets forth the RSU activity for the three months ended June 30, 2012:

Shares
Non-vested as of March 31, 2012	500,000
Granted	360,000
Vested	(100,000)
Forfeited	0

Non-vested as of June 30, 2012	760,000

The weighted average fair value of RSUs granted during the three months ended June 30, 2012 was $2.32 per share. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting.

Note 7.	Product Warranties

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS segment products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $131,000 and $110,000 as of June 30, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $90,000 and $133,000 as of June 30, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets as Other long-term liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2012	2011
Total product warranty reserve at the beginning of the period	$243	$758
Warranty reserve acquired	10	—
Warranty expense (reversal)	(10)	68
Utilization	(22)	(72)
Warranty reserve transferred to NETGEAR	—	(194)

Total product warranty reserve at the end of the period	$221	$560

Note 8.	Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.4 million and $0.5 million as of June 30, 2012 and March 31, 2012, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the note guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required. At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed note obligation. The balance of the liability is $14,000 and $25,000 as of June 30, 2012 and March 31, 2012, respectively. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.

Note 9.	Income Taxes

The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes before discrete items. The impact of additional discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The Company will continue to reassess realizability of the deferred tax assets going forward.

In the quarter ended June 30, 2012, the Company recorded a net tax benefit of $1.0 million which resulted from an estimated annual effective tax rate of 38.5% for the fiscal year plus the effects of a discrete item. There was $71,000 of discrete tax expense resulting from the write off of the unrealized portion of deferred tax assets associated with fully resolved equity awards. In the quarter ended June 30, 2011, the Company recorded a tax expense of $13.2 million related to net income from continuing operations which resulted from an estimated annual effective tax rate of 42.9% for the fiscal year plus separate discrete items. The gain on the CNS asset sale was treated as a discrete item and the provision related specifically to that item was $12.4 million in the three months ended June 30, 2011.

Note 10.	Commitments and Contingencies

Obligations

Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, decreased $0.8 million in the first quarter ended June 30, 2012 to $15.9 million, which was down from $16.7 million at March 31, 2012.

Litigation

The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. The Company has not recorded any contingent liability attributable to existing litigation.

Contingency Reserves

As of June 30, 2012 and March 31, 2012, the Company had a contingent liability of $810,000 related to certain intellectual property and indemnification claims, of which $410,000 related to discontinued operations. These reserves are classified as Accrued expenses on the Condensed Consolidated Balance Sheet.

Additionally, as of June 30, 2012, the Company has a contingent cash consideration payable of approximately $3.0 million related to the acquisition of ANTONE. The ANTONE contingent consideration is based upon the profitability of the acquired products for post-closing periods through June 30, 2016. See Notes 1 and 12 for additional information.

Note 11.	Short-term Investments

The following table presents short-term investments as of June 30, 2012 and March 31, 2012:

(in thousands)	June 30, 2012	March 31, 2012
Certificates of deposit	$5,581	$6,061
Held-to-maturity, pre-refunded municipal bonds	10,010	8,394

Total investments	$15,591	$14,455

The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.

Note 12.	Fair Value Measurements

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

The Company’s money market funds are measured using Level 1 inputs. The ANTONE contingent consideration described in Note 1 and the note payable guarantee described in Note 8 are measured using Level 3 inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2012:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$82,288	$82,288	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration	$2,965	—	—	$2,965	Contingent consideration payable, net
Note payable guarantee	$14	—	—	$14	Accrued expenses

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2012:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$82,931	$82,931	—	—	Cash and cash equivalents
Liabilities:
Note payable guarantee	$25	—	—	$25	Accrued expenses

The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.

In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement developed based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation.

The fair value measurement of contingent consideration as of June 30, 2012 encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Total estimated contingent consideration	$3,500
Discount rate	7.5%
Approximate timing of cash flows	3 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2012	$—
Contingent consideration from business acquisition	2,965
Contingent consideration – payments	—
Contingent consideration – change in fair value	—

Balance as of June 30, 2012	$2,965

Note 13.	Share Repurchases

In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three months ended June 30, 2011, 1,696,774 shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $3.49. Repurchases include a purchase on May 31, 2011 of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from a voting trust, dated February 23, 1994 (the “Voting Trust”) and from other trusts associated with certain members of Mr. Robert C. Penny III’s family. Robert C. Penny III and Robert W. Foskett currently are members of the Company’s Board of Directors. They also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company’s Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. The February 2010 authorization was fully utilized as of November 2011.

In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the

“August 2011 authorization”). During the three months ended June 30, 2012, approximately 2.1 million shares were repurchased under the August 2011 authorization with a weighted-average per share purchase price of $2.25. There was approximately $7.7 million remaining for additional share repurchases under this program as of June 30, 2012.

Additionally, in the three months ended June 30, 2011 and 2012, the Company repurchased 113,734 and 124,404 shares of Class A Common Stock, respectively, from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.52 and $2.36 per share, respectively.

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

The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. Until fiscal 1994, the Company derived substantially all of its revenues from its Westell segment products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first Customer Networking Solutions (“CNS”) products in fiscal 1993. The Company also provided audio teleconferencing services from fiscal 1989 until Conference Plus, Inc was sold on December 31, 2011. The Company realizes the majority of its revenues from the North American market.

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation, including rights to ANTONE products, for $2.5 million in cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the closing date. The Company also hired nine of ANTONE’s employees. ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna-sharing products. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd, a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company.

On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”) for $36.6 million in cash (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract. As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. An escrow balance of $3.4 million was established for one year for this purpose or for other claims. NETGEAR has made claims against the escrow balance for a dispute and indemnity claims. The Company believes the escrow will be released in due course. The Company completed the remaining product shipments under the retained customer contract in December 2011. In fiscal year 2013, the Company continues to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer. The Company expects this activity to abate going forward. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery and prospective functionality applicable to enhanced security; home control; and network management.

In the Westell segment, the Company designs, distributes, markets and services a broad range of carrier-class products. The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in cellular backhaul applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; and cell site antenna- sharing products for cell site optimization; and custom systems integration (“CSI”) services. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to generate revenues from wireless telecommunications products. The power distribution and remote monitoring products are designed through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada. The Company is relocating the majority of the Canadian operations to its location in Aurora, Illinois. The remaining operations in Canada will be focused on product development and sales. The Company expects to complete this transition during the second quarter of fiscal year 2013.

The prices for the products vary based upon volume, customer specifications and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.

The Company’s customer base for its products is highly concentrated and comprised primarily of major telecommunications service providers (“telephone companies”), independent domestic local exchange carriers and public telephone administrations located in the U.S. and Canada. Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.

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

In view of the Company’s reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The results of operations of ConferencePlus presented herein have been classified as discontinued operations for the three months ended June 30, 2011.

Below is a table that compares equipment and services revenue for the three months ended June 30, 2012 and June 30, 2011.

Revenue	Three months ended June 30,
(dollars in thousands)	2012	%	2011	%	Change
Westell	$9,418	89.4%	$14,845	64.0%	$(5,427)
CNS	1,112	10.6%	8,356	36.0%	(7,244)

Consolidated revenue	$10,530	100.0%	$23,201	100.0%	$(12,671)

Westell revenue decreased by 37% in the three months ended June 30, 2012 compared to the same period last year due to lower demand resulting from a combination of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending, manage inventory levels, and re-use decommissioned products.

CNS revenue decreased 87% in the June 2012 quarter compared to the same quarter of last year due to the CNS asset sale, which closed on April 15, 2011. Revenue in the first quarter of fiscal year 2013 derived from one remaining customer and consisted primarily of project-based software revenue. Revenue in the first quarter of fiscal year 2012 contained pre-closing revenue of $1.0 million related to customers that transferred with the CNS asset sale and $7.4 million of product and product screening revenue to the one remaining customer.

Gross margin	Three months ended June 30,
	2012	2011	Change
Westell	29.4%	43.8%	(14.4)%
CNS	92.0%	22.2%	69.8%
Consolidated gross margin	36.0%	36.1%	(0.1)%

Gross margin in the Westell segment was down in the quarter ended June 30, 2012 compared to the same period last year due primarily to lower overhead absorption as a result of lower revenue in the latest quarter and to a $545,000 excess and obsolete inventory charge taken in the first quarter of fiscal year 2013. The excess inventory charge resulted primarily from the technology shift that decreased demand for T1-related products. The increased CNS gross margins in the first quarter of fiscal year 2013 compared to fiscal year 2012 resulted from project-based high margin software revenue, which was the majority of the revenue in fiscal year 2013, compared to lower margin product revenue, which was the majority of the revenue in fiscal year 2012.

Sales and marketing	Three months ended June 30,
(in thousands)	2012	2011	Change
Westell	$1,875	$1,482	$393
CNS	9	517	(508)

Consolidated sales and marketing expense	$1,884	$1,999	$(115)

Sales and marketing expense in the Westell segment increased 27% in the quarter ended June 30, 2012 compared to the same quarter of last year due primarily to the addition of employees and costs associated with the acquisition of ANTONE, higher compensation costs associated with sales employees and costs associated with product evaluations by customers.

Sales and marketing expense in the CNS segment decreased by 98% in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 due to the CNS asset sale, which occurred on April 15, 2011. Expenses in fiscal year 2013 are for freight costs to the one remaining customer.

Research and development	Three months ended June 30,
(in thousands)	2012	2011	Change
Westell	$1,449	$1,264	$185
CNS	378	813	(435)

Consolidated research and development expense	$1,827	$2,077	$(250)

Research and development expenses in the Westell segment increased by 15% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012. The increase resulted from the addition of employees and costs associated with the acquisition of ANTONE and from investment in distributed antenna system (“DAS”) product development.

Research and development expenses in the CNS segment decreased by 54% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012 due to the CNS asset sale on April 15, 2011, and to a $166,000 reduction in Homecloud product development expense.

General and administrative	Three months ended June 30,
(in thousands)	2012	2011	Change
Westell	$1,248	$818	$430
CNS	2	295	(293)
Unallocated corporate costs	1,331	1,040	291

Consolidated general and administrative expense	$2,581	$2,153	$428

Westell general and administrative expense increased by 53% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012. CNS general and administrative expense decreased by 99% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012. In fiscal year 2012, Westell and CNS shared certain general and administrative resources. The Westell segment was allocated 72% and the CNS segment received 28% of these resource costs in fiscal year 2012. In fiscal year 2013, the Westell segment received 100% of the previously shared costs. This shift in allocation resulted in an increase in Westell and a corresponding decrease in CNS general and administrative expense. General and administrative costs in the combined CNS and Westell segments increased 12% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012. This increase resulted from higher employee costs.

Unallocated corporate general and administrative expense increased by 28% in the quarter ended June 30, 2012 compared to the same period in fiscal year 2012. This increase resulted predominantly from legal expense related to the ANTONE acquisition, an increase in building rent for unutilized space, and increased employee costs associated with the Company’s strategic initiatives. Unutilized space costs in fiscal year 2012 included an offset to rent expense from a site license agreement with NETGEAR; the arrangement and offset ceased early in fiscal year 2013.

Restructuring

The Company’s Westell business segment recorded an additional restructuring charge of $92,000 in the first quarter of fiscal year 2013 related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL. In the first quarter of fiscal year 2012, the Company recognized $245,000 of restructuring costs in the CNS business segment that resulted from a reduction in force that was related to the CNS asset sale.

Intangible amortization	Three months ended June 30,
(in thousands)	2012	2011	Change
Westell	$208	$138	$70
CNS	1	1	0

Consolidated intangible amortization	$209	$139	$70

The intangibles consist of product technology and customer relationships from acquisitions. The increase in intangible amortization in the first quarter of fiscal year 2013, compared to the same quarter in fiscal year 2012, resulted from the ANTONE acquisition.

Gain on CNS asset sale During the first quarter of fiscal year 2012, the Company recorded a pre-tax gain of $31.6 million on the CNS asset sale.

Other income (expense) Other income, net was $84,000 and $18,000 in the three months ended June 30, 2012 and 2011, respectively. Other income (expense) contains interest income, earned on short-term investments, and foreign currency gains and losses.

Income taxes The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes before discrete items. The impact of additional discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income.

In the quarter ended June 30, 2012, the Company recorded a tax benefit of $1.0 million which resulted from an estimated annual effective tax rate of 38.5% for the fiscal year plus the effects of a discrete item. There was $71,000 of discrete tax expense resulting from tax shortfalls related to settlements of share-based compensation.

In the quarter ended June 30, 2011, the Company recorded continuing operations tax expense of $13.2 million related to net income from continuing operations which resulted from an estimated annual effective tax rate of 42.9% for the fiscal year plus separate discrete items. The gain on the CNS sale transaction was treated as a discrete item and the provision related specifically to that item was $12.4 million.

Discontinued operations On December 31, 2011, the Company sold its ConferencePlus subsidiary. The results of operations of ConferencePlus have been classified as income from discontinued operations. Net income from discontinued operations was approximately $980,000 in the first quarter of fiscal year 2012. There was no income from discontinued operations in the first quarter of fiscal year 2013.

Net income (loss) Net income (loss) was a $1.7 million loss and $21.1 million of income in the three months ended June 30, 2012 and 2011, respectively. The changes were due to the cumulative effects of the variances identified above.

Liquidity and Capital Resources

At June 30, 2012, the Company had $108.8 million in cash and cash equivalents and $15.6 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. At June 30, 2012, the Company also had $7.5 million of restricted cash relating to the CNS asset sale and the sale of ConferencePlus. At June 30, 2012, the Company had no amounts outstanding and $6.7 million available under its secured revolving credit facility.

The Company does not have any outstanding debt, nor does it have material commitments for capital expenditure requirements, balloon payments, or other payments due on long term obligations. Off-balance sheet arrangements of the Company include the Enginuity note described in Note 8 of the Condensed Consolidated Financial Statements and standard operating leases. Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, decreased $0.8 million in the first quarter ended June 30, 2012 to $15.9 million, down from $16.7 million at March 31, 2012. As of June 30, 2012 and March 31, 2012, the Company had a contingent liability of $810,000 related to certain intellectual property and indemnification claims, of which $410,000 related to discontinued operations. Additionally, as of June 30, 2012, the Company has a contingent cash consideration payable of approximately $3.0 million related to the acquisition of ANTONE which is estimated to be paid over a three year period. The maximum contingent consideration that could be paid is $3.5 million. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

The Company entered into a secured revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2013 and amend certain other provisions. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain subsidiaries of the Company, and by substantially all of the assets of the Company.

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

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on June 30, 2012.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

The Company’s operating activities used cash of $3.2 million in the three months ended June 30, 2012 which resulted primarily from a $1.7 million net loss, a $1.0 million increase in deferred taxes and a $1.3 million increase in net working capital. The Company’s investing activities used $3.7 million which resulted primarily from the purchase of ANTONE for $2.5 million and from net purchases of short-term investments of $1.1 million. In the three months ended June 30, 2012, the Company’s financing activities used $5.1 million of cash primarily for the purchase of treasury stock.

As of June 30, 2012, the Company had deferred tax assets of approximately $35.8 million before a valuation allowance of $2.2 million, which reduced the recorded net deferred tax asset to $33.6 million. Also, as of June 30, 2012, the Company had a $3.5 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On May 15, 2012, the Company acquired ANTONE and, as a result, the Company has begun the process to integrate the processes and controls relating to ANTONE into the Company’s existing system of internal control over financial reporting. In addition, specific transitional controls have been implemented with respect to the acquired business. The Company expects to complete the incorporation of ANTONE’s operations into our control processes in fiscal year 2013.

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

ITEM 1A. RISK FACTORS

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (c)
April 1 - 30, 2012	811,651	$2.3113	687,247	$10,952,393
May 1 - 31, 2012	775,713	$2.2320	775,713	$9,220,965
June 1 - 30, 2012	675,792	$2.2304	675,792	$7,713,701

Total	2,263,156	$2.2600	2,138,752	$7,713,701

(a)	In April 2012, the Company repurchased 124,404 shares from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $2.36.
(b)	Average price paid per share includes commissions.
(c)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: August 7, 2012	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Vice President and Corporate Controller

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements