Form 10-Q
period 2012-09-30
WESTELL TECHNOLOGIES INC
filed 2012-11-06
CIK 1002135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 16, 2012:

Class A Common Stock, $0.01 Par Value – 45,868,505 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,427	$120,832
Restricted cash	4,838	7,451
Short-term investments	23,132	14,455
Accounts receivable (net of allowance of $12 and $12 at September 30, 2012 and March 31, 2012, respectively)	5,944	5,710
Inventories	9,978	9,906
Prepaid expenses and other current assets	2,259	1,456
Deferred income tax asset	2,576	1,859

Total current assets	145,154	161,669

Property and equipment:
Machinery and equipment	1,065	1,174
Office, computer and research equipment	8,713	8,837
Leasehold improvements	7,491	7,720

Total property and equipment, gross	17,269	17,731
Less accumulated depreciation and amortization	(16,153)	(16,534)

Total property and equipment, net	1,116	1,197

Goodwill	2,860	801
Intangibles, net	5,535	2,728
Deferred income tax asset	32,016	30,740
Other assets	559	291

Total assets	$187,240	$197,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,998	$3,142
Accrued expenses	2,871	2,125
Accrued compensation	1,183	1,203

Total current liabilities	7,052	6,470
Tax contingency reserve long-term	3,484	3,483
Contingent consideration long-term	2,332	—
Other long-term liabilities	1,001	1,109

Total liabilities	13,869	11,062
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	462	504
Outstanding – 46,233,629 and 50,429,399 shares at September 30, 2012 and March 31, 2012, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 and 13,937,151 shares at September 30, 2012 and March 31, 2012, respectively
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	405,904	405,147
Treasury stock at cost – 15,544,941 and 11,180,931 shares at September 30, 2012 and March 31, 2012, respectively	(30,955)	(21,173)
Cumulative translation adjustment	608	619
Accumulated deficit	(202,787)	(198,872)

Total stockholders’ equity	173,371	186,364

Total liabilities and stockholders’ equity	$187,240	$197,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Revenue	$9,922	$20,728	$20,452	$43,929
Cost of goods sold	6,474	14,507	13,208	29,342

Gross profit	3,448	6,221	7,244	14,587
Operating expenses:
Sales and marketing	1,824	1,695	3,708	3,694
Research and development	1,934	1,991	3,761	4,068
General and administrative	2,663	1,765	5,244	3,918
Restructuring	57	32	149	277
Intangible amortization	211	138	420	277

Total operating expenses	6,689	5,621	13,282	12,234

Operating income (loss)	(3,241)	600	(6,038)	2,353
Gain on CNS asset sale	—	46	—	31,654
Other income (expense)	7	77	91	95
Interest (expense)	0	(5)	0	(5)

Income (loss) before income taxes and discontinued operations	(3,234)	718	(5,947)	34,097
Income tax benefit (expense)	1,059	1,852	2,032	(11,376)

Net income (loss) from continuing operations	(2,175)	2,570	(3,915)	22,721

Discontinued Operations (Note 1):
Income from discontinued operations, net of tax expense of $615 and $1,123 for the three and six months ended September 30, 2011, respectively	—	928	—	1,908

Net income (loss)	$(2,175)	$3,498	$(3,915)	$24,629

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.04)	$0.04	$(0.06)	$0.33
Basic net income from discontinued operations	—	0.01	—	0.03

Basic net income (loss) per share	$(0.04)	$0.05	$(0.06)	$0.36

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.04)	$0.04	$(0.06)	$0.33
Diluted net income from discontinued operations	—	0.01	—	0.03

Diluted net income (loss) per share	$(0.04)	$0.05	$(0.06)	$0.36

Weighted-average number of common shares outstanding:
Basic	60,420	67,416	61,465	67,879
Effect of dilutive securities: restricted stock, restricted stock units and stock options*	—	1,118	—	1,405

Diluted	60,420	68,534	61,465	69,284

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

*	In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation. The Company had 1.0 million shares represented by options for the three months and 0.5 million shares represented by options for the six months ended September 30, 2011, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,175)	$3,498	$(3,915)	$24,629
Other comprehensive income (loss):
Translation adjustment	76	(508)	(11)	(433)

Total comprehensive income (loss)	$(2,099)	$2,990	$(3,926)	$24,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,915)	$24,629
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	666	1,191
Stock-based compensation	731	667
Gain on CNS asset sale	—	(31,654)
Loss (gain) on sale or disposal of fixed assets	(9)	—
Restructuring	149	277
Deferred taxes	(1,993)	12,034
Exchange rate (gain) loss	1	(2)
Gain on sale of non-operating assets	—	(325)
Changes in assets and liabilities:
Accounts receivable	(234)	6,226
Inventory	243	13
Prepaid expenses and other current assets	(701)	827
Other assets and liabilities	(292)	42
Deferred revenue	(77)	229
Accounts payable and accrued expenses	(349)	(16,241)
Accrued compensation	(87)	(2,551)

Net cash provided by (used in) operating activities	(5,867)	(4,638)

Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	8,129	503
Maturities of other short-term investments	4,836	490
Purchases of held-to-maturity short-term debt securities	(17,963)	(13,868)
Purchases of other short-term investments	(3,679)	(5,481)
Purchases of property and equipment	(171)	(697)
Payments for business acquisition	(2,524)	—
Proceeds from CNS asset sale	—	36,683
Proceeds from sale or disposal of fixed assets	15	—
Proceeds from sale of non-operating assets	—	325
Changes in restricted cash	2,613	(3,350)

Net cash provided by (used in) investing activities	(8,744)	14,605

Cash flows from financing activities:
Purchases of treasury stock	(9,826)	(8,825)
Proceeds from stock options exercised	29	1,578

Net cash provided by (used in) financing activities	(9,797)	(7,247)

Effect of exchange rate changes on cash	3	(102)

Net increase (decrease) in cash and cash equivalents	(24,405)	2,618
Cash and cash equivalents, beginning of period	120,832	86,408

Cash and cash equivalents, end of period	$96,427	$89,026

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Description of Business

Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc., a manufacturer of transmission, power distribution and remote monitoring products, is a wholly owned subsidiary of Westell, Inc. On February 27, 2012, the Company approved a plan to relocate the majority of its Noran Tel operations to the Company’s location in Aurora, Illinois, with the intent to optimize operations (the “Noran Tel relocation”). The planned relocation was completed during the second quarter of fiscal year 2013 and impacted approximately 35 employees located in Canada. Noran Tel's remaining Canadian operations will focus on power distribution product development and sales in Canada of Westell products.

Business Acquisition

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and other indemnification claims. The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date. The Company hired nine of ANTONE’s employees. ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.

The results of ANTONE’s operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported in the Westell operating segment.

In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase price to identifiable tangible and intangible assets based on each element’s estimated fair value. The Company is in the process of determining the fair value of the intangible assets and the contingent consideration. The Company may adjust the preliminary purchase price allocation once the fair-value analysis is complete. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill recorded from this acquisition is the residual purchase price after allocating the total consideration to the preliminary fair value of assets acquired and liabilities assumed, and represents the expected synergies and other benefits from this acquisition related to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the acquisition of ANTONE is expected to be amortized and deductible for U.S. federal and state income tax purposes.

The following table summarized the preliminary estimated fair values of the assets and liabilities assumed on May 15, 2012, at the acquisition date:

(in thousands)
Inventories	$326
Deposit	3
Intangibles	3,230
Liabilities	(612)
Goodwill	2,061

Net assets acquired	$5,008

Cash consideration transferred	$2,524
Contingent consideration	3,038
Working capital adjustment (shortfall)	(554)

Total preliminary consideration	$5,008

The identifiable intangible assets include $2.8 million designated to technology and $0.4 million designated to customer relationships, each with estimated useful lives of 8 years. The Company calculated values on a preliminary basis based on the present value of the future estimated cash flows derived from operations attributable to technology and existing customer contracts and relationships.

In the three months ended September 30, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. Pre-acquisition warranty costs in excess of $25,000 are indemnified by the seller and have been adjusted in the valuation of the contingent consideration. See Note 7, Product Warranties.

Sale of Conference Plus, Inc.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The escrow amount has been recorded as Restricted cash on the Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012. The results of operations of ConferencePlus presented herein have been classified as discontinued operations for the three and six months ended September 30, 2011. The Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 include discontinued operations.

ConferencePlus revenue and income before income taxes reported in discontinued operations is as follows:

(in thousands)	Three months ended September 30, 2011	Six months ended September 30, 2011
Revenue	$10,505	$21,660
Income before income taxes	$1,543	$3,031

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

During the six months ended September 30, 2011, the Company recorded a pre-tax gain of $31.7 million on this asset sale. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company provided transition services and office space to NETGEAR. The site license expired in April 2012.

The pre-tax gain on the CNS asset sale for the six months ended September 30, 2011 is calculated as follows:

Cash Proceeds	$36,683
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011	(5,029)

Total CNS asset sale gain before income taxes	$31,654

As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for this purpose or for other claims and is reflected as Restricted cash on the Condensed Consolidated Balance Sheet as of March 31, 2012. In the quarter ended September 30, 2012, $2.6 million of the escrow was released with the remaining $0.7 million reflected as Restricted cash on the Condensed Consolidated Balance Sheet as of September 30, 2012.

Subsequent to September 30, 2012, but prior to the release of the financial statements, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale. As a result, the Company must pay NETGEAR an estimated $0.9 million which it expects to satisfy through release of the escrow balance to NETGEAR and an additional payment. The Company previously recorded a $0.4 million contingency reserve for this claim and recorded an additional expense of $0.5 million during the three months ended September 30, 2012.

Basis of Presentation and Reporting

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, excess and obsolete inventory, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible asset fair value, depreciation, income taxes, and contingencies, among other things. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at September 30, 2012 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2013.

Reclassification

Previously reported amounts in the Consolidated Statement of Operations have been adjusted for the effects of the discontinued operations described above. The reclassifications related to discontinued operations had no impact on previously reported amounts for total assets, total liabilities, total stockholders’ equity or net income.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. The adoption of this pronouncement is not expected to materially impact the Company’s financial condition or results of operations.

Note 2. Revolving Credit Agreement

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

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2012. As of September 30, 2012, the Company had no debt and approximately $7.2 million available under the Credit Agreement.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

Note 3. Restructuring Charge

Noran Tel Restructuring

In the three and six months ended September 30, 2012, the Company recognized additional restructuring expense of $57,000 and $149,000, respectively, in the Westell segment for personnel costs related to severance and other relocation costs for the Noran Tel relocation, described in Note 1. The total cost of this action was $424,000. The relocation was completed during the quarter ended September 30, 2012. As of September 30, 2012, $262,000 of these costs had been paid leaving an unpaid balance of $162,000 which is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.

ConferencePlus Restructuring

In connection with the ConferencePlus sale, the Company retained a restructuring liability for personnel costs related to severance agreements with two former ConferencePlus executives. During the six months ended September 30, 2012, approximately $280,000 was paid leaving an unpaid balance of $58,000 which is presented on the Condensed Consolidated Balance Sheets within Accrued compensation.

CNS Asset Sale Restructuring

As a result of the CNS asset sale that occurred in the three months ended June 30, 2011, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was $397,000, offset by $122,000 which was reimbursed by NETGEAR, of which $32,000 and $277,000 was recorded in the three and six months ended September 30, 2011, respectively. As of March 31, 2012, all of these costs have been paid.

Total restructuring charges and their utilization for the six months ended September 30, 2012 are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged	89	60	149
Foreign currency translation adjustment	2	(0)	2
Utilized	(432)	(112)	(544)

Liability at September 30, 2012	$220	$0	$220

Note 4. Interim Segment Information

The Company’s two reportable segments are as follows:

Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. In the quarter ended September 30, 2012, the Company completed the relocation of the majority the power distribution and remote monitoring products which were designed through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, to its location in Aurora, Illinois. The remaining operations in Canada are focused on power distribution product development and sales in Canada of Westell products.

CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the quarter ended June 30, 2011, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract. The Company completed the remaining contracted product shipments under this contract in December 2011. In fiscal year 2013, the Company continues to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer. The Company expects limited activity going forward. The Company also retained the Homecloud product development program, which continues. The Homecloud product family aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery, and prospective functionality applicable to enhanced security; home control; and network management.

Management evaluates performance of these segments primarily by utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). In fiscal year 2012, certain operating expenses were allocated between the Westell and CNS segments, including rent, information technology costs, and accounting. The Westell segment was allocated 72% of these resource costs and the CNS segment was allocated 28% of the costs in the three and six months ended September 30, 2011. Segment operating income (loss) excludes certain unallocated G&A costs. Unallocated costs include a portion of executive costs plus costs for corporate development, corporate governance, compliance and unutilized office space. When combined with the operating segments and after elimination of intersegment expenses, these costs total to the amounts reported in the Condensed Consolidated Financial Statements.

Segment information for the three and six months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$9,854	$68	$—	$9,922
Cost of goods sold	6,405	69	—	6,474

Gross profit	3,449	(1)	—	3,448
Gross margin	35.0%	(1.5)%	—	34.8%
Operating expenses:
Sales and marketing	1,831	(7)	—	1,824
Research and development	1,436	498	—	1,934
General and administrative	1,046	540	1,077	2,663
Restructuring	57	—	—	57
Intangible amortization	210	1	—	211

Operating expenses	4,580	1,032	1,077	6,689

Operating income (loss) from continuing operations	$(1,131)	$(1,033)	(1,077)	(3,241)

Other income (expense)			7	7

Income (loss) from continuing operations before tax			(1,070)	(3,234)
Income tax benefit (expense)			1,059	1,059

Net income (loss) from continuing operations			$(11)	$(2,175)

	Three Months Ended September 30, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$10,401	$10,327	$—	$20,728
Cost of goods sold	6,469	8,038	—	14,507

Gross profit	3,932	2,289	—	6,221
Gross margin	37.8%	22.2%	—	30.0%
Operating expenses:
Sales and marketing	1,446	249	—	1,695
Research and development	1,342	649	—	1,991
General and administrative	604	256	905	1,765
Restructuring	—	32	—	32
Intangible amortization	137	1	—	138

Operating expenses	3,529	1,187	905	5,621

Operating income (loss) from continuing operations	$403	$1,102	(905)	600

Gain on CNS asset sale			46	46
Other income (expense)			77	77
Interest (expense)			(5)	(5)

Income (loss) from continuing operations before tax			(787)	718
Income tax benefit (expense)			1,852	1,852

Net income (loss) from continuing operations			$1,065	$2,570

	Six Months Ended September 30, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$19,272	$1,180	$—	$20,452
Cost of goods sold	13,050	158	—	13,208

Gross profit	6,222	1,022	—	7,244
Gross margin	32.3%	86.6%	—	35.4%
Operating expenses:
Sales and marketing	3,706	2	—	3,708
Research and development	2,885	876	—	3,761
General and administrative	2,294	542	2,408	5,244
Restructuring	149	—	—	149
Intangible amortization	418	2	—	420

Operating expenses	9,452	1,422	2,408	13,282

Operating income (loss) from continuing operations	$(3,230)	$(400)	(2,408)	(6,038)

Other income (expense), net			91	91

Income (loss) from continuing operations before tax			(2,317)	(5,947)
Income tax benefit (expense)			2,032	2,032

Net income (loss) from continuing operations			$(285)	$(3,915)

	Six Months Ended September 30, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$25,246	$18,683	$—	$43,929
Cost of goods sold	14,806	14,536	—	29,342

Gross profit	10,440	4,147	—	14,587
Gross margin	41.4%	22.2%	—	33.2%
Operating expenses:
Sales and marketing	2,928	766	—	3,694
Research and development	2,606	1,462	—	4,068
General and administrative	1,422	551	1,945	3,918
Restructuring	—	277	—	277
Intangible amortization	275	2	—	277

Operating expenses	7,231	3,058	1,945	12,234

Operating income (loss) from continuing operations	$3,209	$1,089	(1,945)	2,353

Gain on CNS asset sale			31,654	31,654
Other income (expenses)			95	95
Interest (expense)			(5)	(5)

Income (loss) from continuing operations before tax			29,799	34,097
Income tax benefit (expense)			(11,376)	(11,376)

Net income (loss) from continuing operations			$18,423	$22,721

Note 5. Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

	September 30,	March 31,
(in thousands)	2012	2012
Raw material	$5,855	$5,290
Finished goods and sub-assemblies	6,085	6,095
Reserve for excess and obsolete inventory and net realizable value	(1,962)	(1,479)

Total inventory	$9,978	$9,906

Note 6. Stock-Based Compensation

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”), excluding the impact of discontinued operations, during the three and six months ended September 30, 2012 and 2011:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$350	$314	$731	$626
Income tax expense	—	—	—	—

Total stock-based compensation expense after taxes	$350	$314	$731	$626

The equity awards granted in the six months ended September 30, 2012 vest in equal annual installments over four years.

Stock Options

Stock option activity for the six months ended September 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2012	2,254,103	$2.04	3.3	$1,483
Granted	340,000	2.15
Exercised	(22,240)	1.28
Forfeited	(18,440)	1.84
Expired	(127,950)	3.27

Outstanding on September 30, 2012	2,425,473	$2.00	3.2	$1,218

(a)	The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

Restricted Stock

The following table sets forth restricted stock activity for the six months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2012	1,045,000	$1.54
Granted	70,000	2.36
Vested	(342,500)	1.46
Forfeited	(24,000)	1.43

Non-vested as of September 30, 2012	748,500	$1.66

RSUs

The following table sets forth the RSU activity for the six months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2012	500,000	$3.25
Granted	460,000	2.30
Vested	(100,000)	3.48
Forfeited	(30,000)	2.36

Non-vested as of September 30, 2012	830,000	$2.72

Note 7. Product Warranties

Most of the Company’s products carry a limited warranty ranging up to seven years for Westell segment products and from one to three years for CNS segment products. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $390,000 and $110,000 as of September 30, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $108,000 and $133,000 as of September 30, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other long-term liabilities.

In the quarter ended September 30, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. An indemnification claim of $303,000 for this warranty obligation has been adjusted in the valuation of the contingent consideration (see Notes 1, 10, and 12).

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2012	2011	2012	2011
Total product warranty reserve at the beginning of the period	$236	$560	$243	$758
Warranty reserve acquired from ANTONE	—	—	25	—
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	303	—	303	—
Warranty expense (reversal)	5	15	(5)	83
Utilization	(46)	(55)	(68)	(127)
Warranty liability transferred to NETGEAR	—	—	—	(194)

Total product warranty reserve at the end of the period	$498	$520	$498	$520

Note 8. Note Payable Guarantee

In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.4 million and $0.5 million as of September 30, 2012 and March 31, 2012, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.

The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the note guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required. At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed note obligation. The balance of the liability is $14,000 and $25,000 as of September 30, 2012 and March 31, 2012, respectively. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.

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

In the three and six months ended September 30, 2012, the Company recorded a net tax benefit of $1.1 million and $2.0 million, respectively, which resulted from an estimated annual effective tax rate of 37.2% for the fiscal year plus the effects of discrete items. For the six months ended September 30, 2012, there was $181,000 of discrete tax expense resulting primarily from the impact of an estimated change in state apportionment factors and tax shortfalls related to settlements of share-based compensation.

In the three and six months ended September 30, 2011, the Company recorded a tax benefit of $1.9 million and expense of $11.4 million, respectively, related to net income from continuing operations which resulted from an estimated annual effective tax rate of 41.9% for the fiscal year plus separate discrete items. For the three and six months ended September 30, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that effectively settled during the period. For the six months ended September 30, 2011, the gain on the CNS asset sale was treated as a discrete item and the provision related specifically to that item was $12.5 million.

Note 10. Commitments and Contingencies

Obligations

Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $1.2 million in the six months ended September 30, 2012 to $17.9 million, which was up from $16.7 million at March 31, 2012.

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

Contingency Reserves

As of September 30, 2012 and March 31, 2012, the Company had total contingent reserves of $397,000 and $810,000, respectively, related to certain intellectual property and indemnification claims. The contingency reserves are classified as Accrued expenses on the Condensed Consolidated Balance Sheets.

As of September 30, 2012 and March 31, 2012, $397,000 and $410,000, respectively, of the contingent reserves related to the discontinued operations of ConferencePlus. The decrease related to the discontinued operations contingent liability resulted from the payment of a claim.

Subsequent to September 30, 2012, but prior to the release of the financial statements, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale. As a result, the Company must pay NETGEAR an estimated $0.9 million which it expects to satisfy through release of the escrow balance to NETGEAR and an additional payment. As of March 31, 2012, the Company had a $0.4 million contingency reserve for this claim and recorded an additional expense of $0.5 million during the three months ended September 30, 2012. As of September 30, 2012, the $0.9 million reserve is classified as Accrued expenses on the Condensed Consolidated Balance Sheet.

Additionally, as of September 30, 2012, the Company had a contingent cash consideration payable related to the acquisition of ANTONE. The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of September 30, 2012, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations is $2.4 million (see Notes 1, 7 and 12).

Note 11. Short-term Investments

The following table presents short-term investments as of September 30, 2012 and March 31, 2012:

(in thousands)	September 30, 2012	March 31, 2012
Certificates of deposit	$4,904	$6,061
Held-to-maturity, pre-refunded municipal bonds	18,228	8,394

Total investments	$23,132	$14,455

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2012:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$74,225	$74,225	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$42	—	—	$42	Accrued expenses
Contingent consideration, long-term	$2,332	—	—	$2,332	Contingent consideration payable, net
Note payable guarantee	$14	—	—	$14	Accrued expenses

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

In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation.

The fair value measurement of contingent consideration as of September 30, 2012 encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Estimated earn-out contingent consideration	$3,500
Working capital adjustment	(454)
Indemnification related to warranty claims	(303)
Discount rate	7.5%
Approximate timing of cash flows	3 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2012	$—
Contingent consideration from business acquisition	3,038
Contingent consideration – payments	—
Contingent consideration – change in fair value in G&A expense	93
Working capital adjustment	(454)
Indemnification related to warranty claims	(303)

Balance as of September 30, 2012	$2,374

Note 13. Share Repurchases

In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three and six months ended September 30, 2011, 0.9 million and 2.6 million shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $2.71 and $3.21, respectively. Repurchases in the six months ended September 30, 2011 include the May 31, 2011 purchase of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from the beneficiaries a voting trust, dated February 23, 1994 (the “Voting Trust”), and from the beneficiaries of other trusts associated with certain family members of Messrs. Robert C. Penny III and Robert W. Foskett. Messrs Penny and Foskett currently are members of the Company’s Board of Directors. They also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company's Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. The February 2010 authorization was fully utilized as of November 2011.

In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During the three and six months ended September 30, 2012, approximately 2.1 million and 4.2 million shares were repurchased under the August 2011 authorization with a weighted-average per share purchase price of $2.24 and $2.25, respectively. There was approximately $3.0 million remaining for additional share repurchases under this program as of September 30, 2012.

Additionally, in the six months ended September 30, 2011 and 2012, the Company repurchased 113,734 and 124,404 shares of Class A Common Stock, respectively, from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.52 and $2.36 per share, respectively. There were no share repurchases outside of the authorized share repurchase program during the three months ended September 30, 2012 and 2011.

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

On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation, including rights to ANTONE products, for $2.5 million in cash, subject to an adjustment for working capital, plus contingent cash consideration of up to $3.5 million. The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments, pre-acquisition warranty claims in excess of $25,000, and other indemnification claims. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the closing date. The Company also hired nine of ANTONE’s employees. ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna-sharing products. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.

On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd., a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company.

On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the CNS segment to NETGEAR, Inc. (“NETGEAR”) for $36.7 million in cash (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained one major CNS customer relationship and contract. As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. An escrow balance of $3.4 million was established for one year for this purpose or for other claims. In the quarter ended September 30, 2012, $2.6 million of the escrow was released with the remaining $0.7 million reflected as Restricted cash on the Condensed Consolidated Balance Sheet as of September 30, 2012. Subsequent to September 30, 2012, but prior to the release of the financial statements, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale. As a result, the Company must pay NETGEAR an estimated $0.9 million which it expects to satisfy through release of the escrow balance to NETGEAR and an additional payment. The Company previously recorded a contingency reserve of $0.4 million for this claim and recorded an additional expense of $0.5 million during the three months ended September 30, 2012. The Company completed the remaining product shipments under the retained customer contract in December 2011. In fiscal year 2013, the Company continues to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer. The Company expects this activity to abate going forward. The Company also retained within its CNS division the Homecloud product development program. The Homecloud product family which is under development aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery, and prospective functionality applicable to enhanced security; home control; and network management.

In the Westell segment, the Company designs, distributes, markets and services a broad range of carrier-class products. The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Traditional products are sold primarily into wireline markets, but the Company also is actively moving to generate revenues from wireless telecommunications products. In the quarter ended September 30, 2012, the Company completed the relocation of the majority of the power distribution and remote monitoring products which were designed through the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, to its location in Aurora, Illinois. The remaining operations in Canada will be focused on power distribution product development and sales in Canada of Westell products. The Company completed this transition during the quarter ended September 30, 2012.

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

Results of Operations

Below is a table that compares revenue for the three and six months ended September 30, 2012 and 2011 by segment.

Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$9,854	$10,401	$(547)	$19,272	$25,246	$(5,974)
CNS	68	10,327	(10,259)	1,180	18,683	(17,503)

Consolidated revenue	$9,922	$20,728	$(10,806)	$20,452	$43,929	$(23,477)

Westell revenue decreased 5% and 24% in the three and six months ended September 30, 2012, respectively, compared to the same periods in the prior fiscal year due primarily to lower demand resulting from a combination of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending, manage inventory levels, and re-use decommissioned products.

CNS revenue in the three and six months ended September 30, 2012 decreased compared to the same periods in the prior fiscal year due to the CNS asset sale, which closed on April 15, 2011, and the deliberate wind-down of business transacted with the sole customer remaining thereafter. Revenue for the three and six months ended September 30, 2012 was derived from one remaining customer and consisted primarily of project-based software revenue. Revenue for the six months ended September 30, 2011 contained pre-closing revenue of $1.0 million related to customers that transferred with the CNS asset sale. The remaining revenue was from a single customer that did not transfer with the sale and represents revenue from modem, gateway, ancillary products and product screening.

Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2012	2011	Change	2012	2011	Change
Westell	35.0%	37.8%	(2.8)%	32.3%	41.4%	(9.1)%
CNS	(1.5)%	22.2%	(23.7)%	86.6%	22.2%	64.4%
Consolidated gross margin	34.8%	30.0%	4.8%	35.4%	33.2%	2.2%

Gross margin in the Westell segment decreased in both the three and six-month periods ended September 30, 2012 compared to the same periods in the prior year because of higher excess and obsolete inventory charges and lower absorption of overhead costs. The six months ended September 30, 2012 included a $622,000 charge for excess and obsolete inventory compared with a $314,000 charge in the six months ended September 30, 2011. The inventory charge resulted primarily from the technology shift that decreased demand for T1-related products.

CNS gross margin decreased in the three months ended September 30, 2012 compared to the same period in the prior year because the current quarter had ancillary products sales of $68,000 and $51,000 of obsolete inventory expense resulting in no gross profits. CNS gross margin increased in the six months ended September 30, 2012 compared to the same period in the prior year primarily due to project-based high margin software revenue, which was the majority of the revenue in fiscal year 2013, compared to lower-margin product revenue, which was the majority of the revenue in fiscal year 2012.

Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$1,831	$1,446	$385	$3,706	$2,928	$778
CNS	(7)	249	(256)	2	766	(764)

Consolidated sales and marketing expense	$1,824	$1,695	$129	$3,708	$3,694	$14

Sales and marketing expense in the Westell segment increased 27% in the three and six months ended September 30, 2012 compared to the same periods in the prior fiscal year due primarily to higher compensation and related expenses. The increase in compensation and related expenses resulted primarily from the addition of employees hired with the ANTONE acquisition, the addition of a Vice President of Sales and Marketing and increased commission expense.

Sales and marketing expense in the CNS segment decreased in the three and six months ended September 30, 2012 compared to the same periods in the prior fiscal year due to the CNS asset sale. Expenses in fiscal year 2012 are primarily for management, shipping and warranty costs and adjustments for the one remaining customer, and limited marketing costs related to the Homecloud product.

Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$1,436	$1,342	$94	$2,885	$2,606	$279
CNS	498	649	(151)	876	1,462	(586)

Consolidated research and development expense	$1,934	$1,991	$(57)	$3,761	$4,068	$(307)

Research and development expenses in the Westell segment increased by 7% and 11% in the three and six months ended September 30, 2012, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to the addition of development costs for ANTONE products and increased investment in distributed antenna system (“DAS”) product development.

Research and development expenses in the CNS segment decreased by 23% and 40% in the three and six months ended September 30, 2012, respectively, compared to the same periods in the prior fiscal year due to the

CNS asset sale and the deliberate wind-down of business transacted with the sole customer remaining thereafter. The Company continues to invest in development of the Homecloud product, which was launched as a limited release on September 26, 2012.

General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$1,046	$604	$442	$2,294	$1,422	$872
CNS	540	256	284	542	551	(9)
Unallocated corporate costs	1,077	905	172	2,408	1,945	463

Consolidated general and administrative expense	$2,663	$1,765	$898	$5,244	$3,918	$1,326

In fiscal year 2012, certain operating expenses were allocated between the Westell and CNS segments, including rent, information technology costs, and accounting costs. The Westell and CNS segment received 72% and 28% of these resource costs in fiscal year 2012, respectively. In fiscal year 2013, CNS segment G&A reflects direct costs only. The CNS segment expense includes a $534,000 expense in the quarter ended September 30, 2012 related to a dispute with NETGEAR that was resolved through arbitration. The remaining increase in general and administrative expense, on a consolidated basis, resulted primarily from: increased personnel costs resulting from the addition of a Vice President of Corporate Development; legal costs relating to the ANTONE acquisition; legal costs associated with a claim in arbitration; and increased net expense for building rent resulting from a sublease offset present in fiscal year 2012, but not in fiscal year 2013.

Restructuring The Company’s Westell business segment recorded an additional restructuring charge of $57,000 and $149,000 in the three and six months ended September 30, 2012, respectively, related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL. The Company had a reduction in force in the CNS business segment in the first quarter of fiscal year 2012 that resulted in a restructuring charge totaling $32,000 and $277,000 in the three and six months ended September 30, 2011, respectively.

Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$210	$137	$73	$418	$275	$143
CNS	1	1	0	2	2	0

Consolidated intangible amortization	$211	$138	$73	$420	$277	$143

The intangibles consist of product technology and customer relationships derived from acquisitions. The increase in intangible amortization in fiscal year 2013, compared to fiscal year 2012, resulted from the ANTONE acquisition.

Gain on CNS asset sale The Company recorded a pre-tax gain of $31.7 million on the CNS asset sale during the six months ended September 30, 2011.

Other income, net Other income (expense), net, was income of $7,000 and $77,000 in the three months ended September 30, 2012 and 2011, respectively, and $91,000 and $95,000 of income in the six months ended September 30, 2012 and 2011, respectively. Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses.

Income tax benefit (expense) The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes before discrete items. The impact of additional discrete items is recorded in the quarter in which they occur. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income.

In the three and six months ended September 30, 2012, the Company recorded a net tax benefit of $1.1 million and $2.0 million, respectively, which resulted from an estimated annual effective tax rate of 37.2% for the fiscal year plus the effects of discrete items. For the six months ended September 30, 2012, there was $181,000 of discrete tax expense resulting primarily from the estimated impact of a change in state apportionment factors and tax shortfalls related to settlements of share-based compensation.

In the three and six months ended September 30, 2011, the Company recorded a tax benefit of $1.9 million and tax expense of $11.4 million. These tax provisions resulted from an effective tax rate of 41.9% for the fiscal year with the separate addition of discrete items. For the three and six months ended September 30, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that effectively settled during the period. For the six months ended September 30, 2011, the gain on the CNS asset sale was treated as a discrete item and the provision related specifically to that item was $12.5 million.

Discontinued operations There was no income from discontinued operations in the first six months of fiscal year 2013. On December 31, 2011, the Company sold its ConferencePlus subsidiary. The results of operations of ConferencePlus have been classified as income from discontinued operations. Net income from discontinued operations was approximately $0.9 million and $1.9 million in the three and six months ended September 30, 2011, respectively.

Net income (loss) Net loss was $2.2 million and $3.9 million in the three and six months ended September 30, 2012 compared to net income of $3.5 million and $24.6 million in the three and six months ended September 30, 2011, respectively. The changes were due to the cumulative effects of the variances identified above.

Liquidity and Capital Resources

At September 30, 2012, the Company had $96.4 million in cash and cash equivalents and $23.1 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. At September 30, 2012, the Company also had $4.8 million of restricted cash for escrow amounts relating to the CNS asset sale and the sale of ConferencePlus. At September 30, 2012, the Company had no debt outstanding and $7.2 million available under its secured revolving credit facility.

The Company does not have any outstanding debt, nor does it have material commitments for capital expenditure requirements, balloon payments, or other payments due on long term obligations. Off-balance sheet arrangements of the Company include the Enginuity note described in Note 8 of the Condensed Consolidated Financial Statements and standard operating leases. Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $1.2 million in the six months ended September 30, 2012 to $17.9 million, up from $16.7 million at March 31, 2012. As of September 30, 2012 and March 31, 2012, the Company had a contingent liability of $397,000 and $810,000, respectively, related to certain intellectual property and indemnification claims. As of September 30, 2012 and March 31, 2012, $397,000 and $410,000, respectively, of the contingent liability related to the discontinued operations. Additionally, as of September 30, 2012, the Company has a contingent cash consideration payable of approximately $2.4 million related to the acquisition of ANTONE which is estimated to be paid over a three year period. The contingent consideration liability is offset by $0.5 million working capital adjustment and a $0.3 million indemnification claim for warranty obligations. The maximum contingent consideration that could be paid is $3.5 million less any offsets for working capital and indemnification claims. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.

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

The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on September 30, 2012.

In addition, although the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company’s credit facility restricts the Company’s ability to pay dividends without bank approval.

The Company’s operating activities used cash of $5.9 million in the six months ended September 30, 2012 which resulted primarily from a $3.9 million net loss, a $2.0 million increase in deferred taxes and a $1.5 million increase in net working capital. The Company’s investing activities used $8.7 million which resulted primarily from the purchase of ANTONE for $2.5 million and from net purchases of short-term investments of $8.7 million, offset by the release of $2.6 million of restricted cash. In the six months ended September 30, 2012, the Company’s financing activities used $9.8 million of cash primarily for the purchase of treasury stock.

As of September 30, 2012, the Company had deferred tax assets of approximately $36.8 million before a valuation allowance of $2.2 million, which reduced the recorded net deferred tax asset to $34.6 million. Also, as of September 30, 2012, the Company had a $3.5 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of September 30, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, except as follows:

Foreign Currency Risk

The Company’s foreign subsidiary, Noran Tel, is located in Canada. In the quarter ended September 30, 2012, the Company completed the relocation of the production of products from Canada to its headquarters in Aurora, IL. Noran Tel has five remaining employees located in Canada and is now focused on power distribution product development and sales in Canada of Westell products. Noran Tel is funded by the U.S. operations. On August 1, 2012, the functional currency was changed from the Canadian dollar to the U.S. dollar. The Company will continue to have revenue and expenses denominated in Canadian currency, but it is no longer exposed to gains and losses from fluctuations affecting net investments and earnings of Noran Tel. The Company estimates market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%. If such change occurred at September 30, 2012, the impact would be immaterial to the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On May 15, 2012, the Company acquired ANTONE and, as a result, the Company continues to integrate the processes and controls relating to ANTONE into the Company’s existing system of internal control over financial reporting. Specific transitional controls for the acquired business are also in place. The Company expects to complete the integration of ANTONE’s operations into our control processes in fiscal year 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 1 - 31, 2012	719,289	$2.3033	719,289	$6,056,984
August 1 - 31, 2012	798,163	$2.2454	798,163	$4,264,807
September 1 - 30, 2012	583,402	$2.1628	583,402	$3,003,017

Total	2,100,854	$2.2423	2,100,854	$3,003,017

(a)	Average price paid per share includes commissions.
(b)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE: November 6, 2012	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

	By:	/s/ Amy T. Forster
Amy T. Forster
Vice President and Corporate Controller

WESTELL TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements