Form 10-Q
period 2012-12-31
WESTELL TECHNOLOGIES INC
filed 2013-02-05
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 14, 2013:
Class A Common Stock, $0.01 Par Value – 44,952,226 shares
Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2012, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: WESTELL BOXER®, CellPak®, eSmartAccess™, Homecloud™, OS Plant Systems®, WESTELL SHADE®, WESTELL TECHNOLOGIES™, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$89,823	$120,832
Restricted cash	4,104	7,451
Short-term investments	25,223	14,455
Accounts receivable (net of allowance of $11 and $12 at December 31, 2012 and March 31, 2012, respectively)	4,936	5,710
Inventories	11,507	9,906
Prepaid expenses and other current assets	2,620	1,456
Deferred income taxes	2,576	1,859
Total current assets	140,789	161,669
Property and equipment:
Machinery and equipment	1,153	1,174
Office, computer and research equipment	8,750	8,837
Leasehold improvements	7,514	7,720
Total property and equipment, gross	17,417	17,731
Less accumulated depreciation and amortization	(16,274)	(16,534)
Total property and equipment, net	1,143	1,197
Goodwill	2,860	801
Intangibles, net	5,299	2,728
Deferred income taxes	33,719	30,740
Other assets	509	291
Total assets	$184,319	$197,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,116	$3,142
Accrued expenses	3,424	2,125
Accrued compensation	1,128	1,203
Total current liabilities	8,668	6,470
Tax contingency reserve long-term	3,484	3,483
Contingent consideration long-term	2,221	—
Other long-term liabilities	968	1,109
Total liabilities	15,341	11,062
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	450	504
Outstanding – 44,969,876 and 50,429,399 shares at December 31, 2012 and March 31, 2012, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both December 31, 2012 and March 31, 2012
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	406,291	405,147
Treasury stock at cost – 16,942,234 and 11,180,931 shares at December 31, 2012 and March 31, 2012, respectively	(33,758)	(21,173)
Cumulative translation adjustment	608	619
Accumulated deficit	(204,752)	(198,872)
Total stockholders’ equity	168,978	186,364
Total liabilities and stockholders’ equity	$184,319	$197,426
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Revenue	$8,928	$14,392	$29,380	$58,321
Cost of goods sold	5,785	10,129	18,993	39,471
Gross profit	3,143	4,263	10,387	18,850
Operating expenses:
Sales and marketing	1,807	1,414	5,515	5,108
Research and development	1,754	1,797	5,515	5,865
General and administrative	2,124	1,707	7,368	5,625
Restructuring	—	(2)	149	275
Intangible amortization	236	136	656	413
Total operating expenses	5,921	5,052	19,203	17,286
Operating income (loss)	(2,778)	(789)	(8,816)	1,564
Gain on CNS asset sale	—	—	—	31,654
Other income	43	106	134	201
Interest (expense)	—	(37)	—	(42)
Income (loss) before income taxes and discontinued operations	(2,735)	(720)	(8,682)	33,377
Income tax benefit (expense)	1,399	268	3,431	(11,108)
Net income (loss) from continuing operations	(1,336)	(452)	(5,251)	22,269
Discontinued Operations (Note 1):
Gain on sale of discontinued operations, net of tax expense of $12,848	—	19,980	—	19,980
Income (loss) from discontinued operations, net of tax benefit (expense) of $886, $(289), $886 and $(1,413) for the three and nine months ended December 31, 2012 and 2011, respectively	(629)	274	(629)	2,181
Net income (loss)	$(1,965)	$19,802	$(5,880)	$44,430
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.02)	$(0.01)	$(0.09)	$0.33
Basic net income (loss) from discontinued operations	(0.01)	0.30	(0.01)	0.33
Basic net income (loss) per share	$(0.03)	$0.30	$(0.10)	$0.66
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.02)	$(0.01)	$(0.09)	$0.32
Diluted net income (loss) from discontinued operations	(0.01)	0.30	(0.01)	0.32
Diluted net income (loss) per share	$(0.03)	$0.29	$(0.10)	$0.65
Weighted-average number of common shares outstanding:
Basic	58,693	66,411	60,541	67,390
Effect of dilutive securities: restricted stock, restricted stock units and stock options*	—	921	—	1,266
Diluted	58,693	67,332	60,541	68,656
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation. The Company had 1.5 million shares represented by options for the three months and 0.6 million shares represented by options for the nine months ended December 31, 2011, which were not included in the computation of average diluted shares outstanding because they were anti-dilutive.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(1,965)	$19,802	$(5,880)	$44,430
Other comprehensive income (loss):
Foreign currency translation adjustment	—	2	(11)	(431)
Total comprehensive income (loss)	$(1,965)	$19,804	$(5,891)	$43,999
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(5,880)	$44,430
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,023	1,781
Stock-based compensation	1,062	922
Gain on CNS asset sale	—	(31,654)
Gain on the sale of ConferencePlus, net of tax	—	(19,980)
Gain on sale of fixed assets	(9)	—
Restructuring	149	942
Deferred taxes	(3,696)	13,999
Exchange rate loss	2	20
Gain on sale of non-operating assets	—	(325)
Changes in assets and liabilities:
Accounts receivable	772	12,671
Inventory	(1,286)	623
Prepaid expenses and other current assets	(1,063)	(316)
Other assets and liabilities	(241)	26
Deferred revenue	(102)	467
Accounts payable and accrued expenses	1,138	(24,599)
Accrued compensation	(74)	(1,974)
Net cash provided by (used in) operating activities	(8,205)	(2,967)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	12,401	880
Maturities of other short-term investments	5,816	1,553
Purchases of held-to-maturity short-term debt securities	(24,568)	(6,451)
Purchases of other short-term investments	(4,417)	(16,201)
Purchases of property and equipment	(320)	(779)
Payments for business acquisition	(2,524)	—
Proceeds from CNS asset sale	—	36,683
Proceeds from the sale of ConferencePlus, net of cash transferred	—	40,331
Proceeds from sale or disposal of fixed assets	15	—
Proceeds from sale of non-operating assets	—	325
Changes in restricted cash	3,347	(7,449)
Net cash provided by (used in) investing activities	(10,250)	48,892
Cash flows from financing activities:
Purchases of treasury stock	(12,642)	(12,553)
Proceeds from stock options exercised	85	1,600
Net cash provided by (used in) financing activities	(12,557)	(10,953)
Effect of exchange rate changes on cash	3	(128)
Net increase (decrease) in cash and cash equivalents	(31,009)	34,844
Cash and cash equivalents, beginning of period	120,832	86,408
Cash and cash equivalents, end of period	$89,823	$121,252
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. On February 27, 2012, the Company approved a plan to relocate the majority of its Noran Tel operations to the Company’s location in Aurora, Illinois, with the intent to optimize operations (the “Noran Tel relocation”).  The planned relocation was completed during the second quarter of fiscal year 2013 and impacted approximately 35 employees located in Canada.  Noran Tel's remaining Canadian operations focus on power distribution product development and sales of Westell products in Canada.
Business Acquisition
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date. The Company hired nine of ANTONE’s employees.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products.  The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.
The results of ANTONE’s operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported in the Westell operating segment.
In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase price to identifiable tangible and intangible assets based on each element’s estimated fair value. The Company is in the process of determining the fair value of the intangible assets and the contingent consideration. The Company may adjust the preliminary purchase price allocation once the fair-value analysis is complete. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill recorded from this acquisition is the residual purchase price after allocating the total consideration to the preliminary fair value of assets acquired and liabilities assumed, and represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the ANTONE acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes.
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
The identifiable intangible assets include $2.8 million designated to technology and $0.4 million designated to customer relationships, each with estimated useful lives of eight years. The Company calculated values on a preliminary basis based on the present value of the future estimated cash flows derived from operations attributable to technology and existing customer contracts and relationships.

In the nine months ended December 31, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. See Note 7, Product Warranties. Pre-acquisition warranty costs in excess of $25,000 are indemnified by the seller and have been adjusted in the valuation of the contingent consideration. Refer to further discussion of the contingent consideration in Note 12, Fair Value Measurements.
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin, Inc. for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The Company subsequently agreed to extend the escrow period to February 28, 2013. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to impending claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. The Company expects the cash held in escrow that is in excess of the obligation covered by the indemnity provisions to be released during the quarter ending March 31, 2013. The escrow amount has been classified as Restricted cash on the Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012. The results of operations of ConferencePlus presented herein have been classified as discontinued operations. The Condensed Consolidated Statements of Cash Flows include discontinued operations.
ConferencePlus revenue and income before income taxes reported in discontinued operations is as follows:

(in thousands)	Three months ended December 31, 2012	Nine months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2011
Revenue	$—	$—	$10,072	$31,732
Income (loss) before income taxes	$(1,515)	$(1,515)	$563	$3,594
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
During the nine months ended December 31, 2011, the Company recorded a pre-tax gain of $31.7 million on this asset sale. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company provided transition services and office space to NETGEAR. The site license expired in April 2012.
The pre-tax gain on the CNS asset sale for the nine months ended December 31, 2011 is calculated as follows:

Cash Proceeds	$36,683
Less: Net value of assets and liabilities sold or transferred as of April 15, 2011	(5,029)
Total CNS asset sale gain before income taxes	$31,654
As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. An escrow of $3.4 million was established for this purpose or for other claims and is reflected as Restricted cash on the Condensed Consolidated Balance Sheet as of March 31, 2012. In the quarter ended September 30, 2012, $2.6 million of the escrow was released. During the quarter ended December 31, 2012, the remaining $0.7 million was used to settle the dispute discussed below.
In the three months ended December 31, 2012, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale for $0.9 million.  The Company previously recorded a $0.4 million contingency reserve for this claim and recorded an additional expense of $0.5 million during the three months ended September 30, 2012.

Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, excess and obsolete inventory, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible asset fair value, depreciation, income taxes, contingent consideration and contingencies, among other things. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. In addition, certain reclassification adjustments have been made to historical results to achieve consistency in presentation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations and cash flows at December 31, 2012 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2013.
Update to Significant Accounting Policies
Short-term Investments
Certificates of deposit held for investment with an original maturity greater than 90 days are carried at cost and included in “short-term investments” on the Consolidated Balance Sheets. The certificates of deposit are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S. Treasury securities. The bonds have original maturities of greater than 90 days, but have remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.
Recent Accounting Pronouncements
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
The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2012. As of December 31, 2012, the Company had no debt and approximately $6.9 million available under the Credit Agreement.

Note 3. Restructuring Charge
Noran Tel Restructuring
In the nine months ended December 31, 2012, the Company recognized restructuring expense of $149,000 in the Westell segment for personnel costs related to severance and other relocation costs for the Noran Tel relocation, described in Note 1. The total cost of this action was $424,000. The relocation was completed during the quarter ended September 30, 2012. As of December 31, 2012, $333,000 of these costs had been paid leaving an unpaid balance of $91,000 which is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.
ConferencePlus Restructuring
In connection with the ConferencePlus sale, the Company retained a restructuring liability for personnel costs related to severance agreements with two former ConferencePlus executives. The entire March 31, 2012 balance of $338,000, which is presented on the Condensed Consolidated Balance Sheets within Accrued compensation, was paid during the nine months ended December 31, 2012.
CNS Asset Sale Restructuring
As a result of the CNS asset sale that occurred in the three months ended June 30, 2011, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the CNS segment. The total cost of this restructuring action was $397,000, offset by $122,000 which was reimbursed by NETGEAR. As of March 31, 2012, all of these costs have been paid.
Total restructuring charges and their utilization for the nine months ended December 31, 2012 are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged	89	60	149
Utilized	(559)	(112)	(671)
Liability at December 31, 2012	$91	$—	$91

Note 4. Interim Segment Information
The Company’s two reportable segments are as follows:
Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Legacy products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. In the quarter ended September 30, 2012, the Company completed the relocation of the majority of the power distribution and remote monitoring products which were manufactured at the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, to its location in Aurora, Illinois. The remaining operations in Canada are focused on power distribution product development and on sales of Westell products in Canada.
CNS: The Company’s CNS family of broadband products enables high-speed routing and networking of voice, data, video, and other advanced services in the home. The products allow service providers to deliver services, content, and applications over existing copper, fiber, coax, and wireless infrastructures. CNS products are typically installed in consumer residences or small businesses as a key component of broadband service packages. During the quarter ended June 30, 2011, the Company completed the CNS asset sale. The Company retained a major CNS customer relationship and contract. The Company completed the remaining contracted product shipments under this contract in December 2011. In fiscal year 2013, the Company continued to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer.  The Company expects limited CNS activity with that retained customer going forward. The Company also retained the Homecloud product development program, which continues. The Homecloud product family aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery, and with prospective functionality applicable to enhanced security, home control, and network management.

Management evaluates performance of these segments primarily by utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. The Company defines segment operating income (loss) as gross profit less expenses, including direct expenses from research and development expenses, sales and marketing expenses, and general and administrative (“G&A”). In fiscal year 2012, certain operating expenses were allocated between the Westell and CNS segments, including rent, information technology costs, and accounting. The Westell segment was allocated 72% of these resource costs and the CNS segment was allocated 28% of the costs in the three and nine months ended December 31, 2011. Segment operating income (loss) excludes certain unallocated G&A costs. Unallocated costs include a portion of executive costs plus costs for corporate development, corporate governance, compliance and unutilized office space. When combined with the operating segments and after elimination of intersegment expenses, these costs total to the amounts reported in the Condensed Consolidated Financial Statements.

Segment information for the three and nine months ended December 31, 2012 and 2011 is set forth below:

	Three months ended December 31, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$8,873	$55	$—	$8,928
Cost of goods sold	5,783	2	—	5,785
Gross profit	3,090	53	—	3,143
Gross margin	34.8%	96.4%	—	35.2%
Operating expenses:
Sales and marketing	1,862	(55)	—	1,807
Research and development	1,331	423	—	1,754
General and administrative	938	(11)	1,197	2,124
Restructuring	—	—	—	—
Intangible amortization	234	2	—	236
Total operating expenses	4,365	359	1,197	5,921
Operating income (loss)	$(1,275)	$(306)	(1,197)	(2,778)
Other income			43	43
Income (loss) before income taxes and discontinued operations			(1,154)	(2,735)
Income tax benefit (expense)			1,399	1,399
Net income (loss) from continuing operations			$245	$(1,336)

	Three months ended December 31, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$7,674	$6,718	$—	$14,392
Cost of goods sold	5,024	5,105	—	10,129
Gross profit	2,650	1,613	—	4,263
Gross margin	34.5%	24.0%	—	29.6%
Operating expenses:
Sales and marketing	1,269	145	—	1,414
Research and development	1,223	574	—	1,797
General and administrative	649	200	858	1,707
Restructuring	—	(2)	—	(2)
Intangible amortization	135	1	—	136
Total operating expenses	3,276	918	858	5,052
Operating income (loss)	$(626)	$695	(858)	(789)
Other income			106	106
Interest (expense)			(37)	(37)
Income (loss) before income taxes and discontinued operations			(789)	(720)
Income tax benefit (expense)			268	268
Net income (loss) from continuing operations			$(521)	$(452)

	Nine months ended December 31, 2012
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$28,145	$1,235	$—	$29,380
Cost of goods sold	18,833	160	—	18,993
Gross profit	9,312	1,075	—	10,387
Gross margin	33.1%	87.0%	—	35.4%
Operating expenses:
Sales and marketing	5,568	(53)	—	5,515
Research and development	4,216	1,299	—	5,515
General and administrative	3,232	531	3,605	7,368
Restructuring	149	—	—	149
Intangible amortization	652	4	—	656
Total operating expenses	13,817	1,781	3,605	19,203
Operating income (loss)	$(4,505)	$(706)	(3,605)	(8,816)
Other income			134	134
Income (loss) before income taxes and discontinued operations			(3,471)	(8,682)
Income tax benefit (expense)			3,431	3,431
Net income (loss) from continuing operations			$(40)	$(5,251)

	Nine months ended December 31, 2011
(in thousands)	Westell	CNS	Unallocated	Total
Revenue	$32,920	$25,401	$—	$58,321
Cost of goods sold	19,830	19,641	—	39,471
Gross profit	13,090	5,760	—	18,850
Gross margin	39.8%	22.7%	—	32.3%
Operating expenses:
Sales and marketing	4,197	911	—	5,108
Research and development	3,829	2,036	—	5,865
General and administrative	2,071	751	2,803	5,625
Restructuring	—	275	—	275
Intangible amortization	410	3	—	413
Total operating expenses	10,507	3,976	2,803	17,286
Operating income (loss)	$2,583	$1,784	(2,803)	1,564
Gain on CNS asset sale			31,654	31,654
Other income			201	201
Interest (expense)			(42)	(42)
Income (loss) before income taxes and discontinued operations			29,010	33,377
Income tax benefit (expense)			(11,108)	(11,108)
Net income (loss) from continuing operations			$17,902	$22,269

Note 5. Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2012	March 31, 2012
Raw material	$7,321	$5,290
Finished goods and sub-assemblies	6,224	6,095
Reserve for excess and obsolete inventory and net realizable value	(2,038)	(1,479)
Total inventory	$11,507	$9,906
Note 6. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, and restricted stock units (“RSUs”), excluding the impact of discontinued operations, during the three and nine months ended December 31, 2012 and 2011:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$331	$292	$1,062	$918
Income tax expense	—	—	—	—
Total stock-based compensation expense after taxes	$331	$292	$1,062	$918
The equity awards granted in the nine months ended December 31, 2012 vest in equal annual installments over four years.
Stock Options
Stock option activity for the nine months ended December 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2012	2,254,103	$2.04	3.3	$1,483
Granted	340,000	2.15
Exercised	(155,780)	0.55
Forfeited	(80,440)	2.06
Expired	(241,410)	2.90
Outstanding on December 31, 2012	2,116,473	$2.07	3.0	$732

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2012	1,045,000	$1.54
Granted	70,000	2.36
Vested	(342,500)	1.46
Forfeited	(24,000)	1.43
Non-vested as of December 31, 2012	748,500	$1.66

RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2012	500,000	$3.25
Granted	530,000	2.25
Vested	(100,000)	3.48
Forfeited	(30,000)	2.36
Non-vested as of December 31, 2012	900,000	$2.67
Note 7. Product Warranties
Most of the Company’s products carry a limited warranty ranging up to seven years. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $150,000 and $110,000 as of December 31, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $106,000 and $133,000 as of December 31, 2012 and March 31, 2012, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other long-term liabilities.
In the nine months ended December 31, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. As of December 31, 2012, the warranty reserve includes $74,000 related to this specific obligation. A corresponding indemnification claim of $303,000 for this warranty obligation has been adjusted in the valuation of the contingent consideration related to the ANTONE acquisition (see Notes 1, 10, and 12).
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2012	2011	2012	2011
Total product warranty reserve at the beginning of the period	$498	$520	$243	$758
Warranty reserve acquired from ANTONE	—	—	25	—
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	—	—	303	—
Warranty expense (reversal)	(11)	—	(16)	83
Utilization	(231)	(28)	(299)	(155)
Warranty liability transferred to NETGEAR	—	—	—	(194)
Total product warranty reserve at the end of the period	$256	$492	$256	$492
Note 8. Note Payable Guarantee
In fiscal year 2005, the Company sold its Data Station Termination product lines and specified fixed assets to Enginuity Communications Corporation (“Enginuity”). The Company provided an unconditional guarantee relating to a 10-year term note payable by Enginuity to the third-party lender that financed the transaction (the “Enginuity Note”). The Enginuity Note had an unpaid balance of $0.3 million and $0.5 million as of December 31, 2012 and March 31, 2012, respectively. Certain owners of Enginuity personally guaranteed the note and pledged assets as collateral. These personal guarantees will stay in place until the note is paid in full, as will the Company’s guarantee. Under the Company’s guarantee, the Company must pay all amounts due under the note payable upon demand from the lender; however, the Company would have recourse against the assets of Enginuity, the personal guarantees, and pledged assets.
The Company evaluated ASC 810 and concluded that Enginuity is a VIE as a result of the note guarantee. The Company is not considered the primary beneficiary of the VIE and consolidation therefore is not required. At the time of the product sale, the Company assessed its obligation under this guarantee pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as codified in ASC topic 460, Guarantees (“ASC 460”), and recorded a $0.3 million liability for the value of the guarantee. The Company evaluates the fair value of the liability based on Enginuity’s operating performance and the current status of the guaranteed note obligation. The balance of the liability is $14,000 and $25,000 as of December 31, 2012 and March 31, 2012, respectively. The liability is classified as a current liability in the Accrued expenses line on the Condensed Consolidated Balance Sheets.
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
The Company's effective income tax rate was 51.2% and 39.5% for the three and nine months ended December 31, 2012, respectively and 37.2% and 33.3% for the three and nine months ended December 31, 2011, respectively. In the three and nine months ended December 31, 2012, the Company recorded net tax benefits of $1.4 million and $3.4 million, respectively, which resulted from an estimated annual effective tax rate of 38.1% for the fiscal year plus the effects of discrete items. For the three and nine months ended December 31, 2012, there was a $0.3 million and $0.1 million , respectively of discrete tax benefit resulting primarily from the deferred state tax impact of changes in state apportionment offset by tax shortfalls related to settlements of share-based compensation.
In the three and nine months ended December 31, 2011, the Company recorded a tax benefit of $0.3 million and tax expense of $11.1 million, respectively. These tax provisions resulted from an effective tax rate of 43% for the fiscal year plus separate discrete items. For the nine months ended December 31, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that was settled during the period and $12.5 million tax expense on the gain on the CNS asset sale, which also was treated as a discrete item.
Note 10. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $0.2 million in the nine months ended December 31, 2012 to $16.9 million, which was up from $16.7 million at March 31, 2012.
Litigation
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2012 and March 31, 2012, the Company has no recorded contingent liability attributable to existing litigation.
Contingency Reserves
As of December 31, 2012 and March 31, 2012, the Company had total contingency reserves of $1.9 million and $0.8 million, respectively, related to certain intellectual property and indemnification claims. The contingency reserves are classified as Accrued expenses on the Condensed Consolidated Balance Sheets.
As of December 31, 2012 and March 31, 2012, the Company had $1.9 million and $0.4 million, respectively, of the contingency reserves related to the discontinued operations of ConferencePlus. The increase related to impending indemnity claims that were identified in the quarter ended December 31, 2012.
In the quarter ended December 31, 2012, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale for $0.9 million. As of March 31, 2012, the Company had a $0.4 million contingency reserve for this claim and recorded an additional expense of $0.5 million during the three months ended September 30, 2012.

Additionally, as of December 31, 2012, the Company had a contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of December 31, 2012, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations is $2.4 million (see Notes 1, 7 and 12).
Note 11. Short-term Investments
The following table presents short-term investments as of December 31, 2012 and March 31, 2012:

(in thousands)	December 31, 2012	March 31, 2012
Certificates of deposit	$4,662	$6,061
Held-to-maturity, pre-refunded municipal bonds	20,561	8,394
Total investments	$25,223	$14,455
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
The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2012:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$85,466	$85,466	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$181	—	—	$181	Accrued expenses
Contingent consideration, long-term	$2,221	—	—	$2,221	Contingent consideration long-term
Note payable guarantee	$14	—	—	$14	Accrued expenses

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
The fair value measurement of contingent consideration as of December 31, 2012 encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Estimated earn-out contingent consideration	$3,500
Working capital and other adjustment	(469)
Indemnification related to warranty claims	(303)
Discount rate	7.5%
Approximate timing of cash flows	3 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2012	$—
Contingent consideration from business acquisition	3,038
Contingent consideration – payments	—
Contingent consideration – change in fair value in G&A expense	136
Working capital and other adjustment	(469)
Indemnification related to warranty claims	(303)
Balance as of December 31, 2012	$2,402
Note 13. Share Repurchases
In February 2010, the Board of Directors authorized a share repurchase program (the “February 2010 authorization”) whereby the Company may repurchase up to an aggregate of $10.0 million of its outstanding Class A Common Stock. During the three and nine months ended December 31, 2011, 1.8 million and 4.4 million shares were repurchased under the February 2010 authorization with a weighted-average per share purchase price of $2.09 and $2.76, respectively. Repurchases in the nine months ended December 31, 2011 include the May 31, 2011 purchase of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company’s Class B Common Stock. These shares were purchased from the beneficiaries of a voting trust, dated February 23, 1994 (the “Voting Trust”), and from the beneficiaries of other trusts associated with certain family members of Messrs. Robert C. Penny III and Robert W. Foskett. Messrs Penny and Foskett currently are members of the Company’s Board of Directors. They also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the volume weighted-average price of the Company's Class A Common Stock for the three daily trading sessions on May 23, 24 and 25, 2011, as reported on the NASDAQ Global Select Market. The February 2010 authorization was fully utilized as of November 2011.

In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During the three and nine months ended December 31, 2012, approximately 1.4 million and 5.6 million shares were repurchased under the August 2011 authorization with a weighted-average per share purchase price of $2.04 and $2.20, respectively. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2012.
Additionally, in the nine months ended December 31, 2012 and 2011, the Company repurchased 124,404 and 113,734 shares of Class A Common Stock, respectively, from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $2.36 and $3.52 per share, respectively. There were no share repurchases outside of the authorized share repurchase program during the three months ended December 31, 2012 and 2011.

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
The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. The Company currently has two reportable segments: Westell and Customer Networking Solutions ("CNS"). Until fiscal 1994, the Company derived substantially all of its revenues from its Westell segment products, particularly the sale of Network Interface Unit (“NIU”) products and related products. The Company introduced its first CNS products in fiscal 1993. The Company also provided audio teleconferencing services from fiscal 1989 until Conference Plus, Inc was sold on December 31, 2011. The Company realizes the majority of its revenues from the North American market.
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date. The Company hired nine of ANTONE’s employees.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products.  The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. (“CGPS”), a wholly owned subsidiary of ConferencePlus (collectively, “ConferencePlus”) to Arkadin, Inc. for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The Company subsequently agreed to extend the escrow period to February 28, 2013. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to impending claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. The Company expects the cash held in escrow that is in excess of the obligation covered by the indemnity provisions to be released during the quarter ending March 31, 2013.
On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the CNS segment to NETGEAR, Inc. for $36.7 million in cash (the “CNS asset sale”). As part of the CNS asset sale, most of the CNS segment’s customer relationships, contracts and employees were transferred to NETGEAR. The Company retained a major CNS customer relationship and contract. The Company completed the remaining contracted product shipments under this contract in December 2011. In fiscal year 2013, the Company continued to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer.  The Company expects limited CNS activity with that retained customer going forward. The Company also retained the Homecloud product development program, which continues. The Homecloud product family aims to provide a new suite of services into the home, with an initial focus on media and information management, sharing and delivery, and with prospective functionality applicable to enhanced security, home control, and network management.
In the Westell segment, the Company designs, distributes, markets and services a broad range of carrier-class products. The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (“NIDs”) for TDM/SONET networks and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Legacy products are sold primarily into wireline markets, but the Company also is actively moving to develop revenues from wireless telecommunications products. In the quarter ended September 30, 2012, the Company completed the relocation of the majority of the power distribution and remote monitoring products which were manufactured at the Company’s Noran Tel subsidiary located in Regina, Saskatchewan, Canada, to its location in Aurora, Illinois. The remaining operations in Canada are focused on power distribution product development and on sales of Westell products in Canada. The Company completed this transition during the quarter ended September 30, 2012.

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
In view of the Company’s reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity that appear to result from seasonal factors, including reductions in order volume and product deliveries for outdoor equipment as colder months approach and occur, and including the effects of customer vacation, budgeting and procurement patterns toward the end of the calendar year which may curtail activity.  This seasonality can result in weaker revenue in the third quarter of the fiscal year.  The seasonal effects do not apply consistently and may not always correlate to financial results.  Accordingly, they should not be considered a reliable indicator of our future revenue or results of operations.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2012 and 2011 by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$8,873	$7,674	$1,199	$28,145	$32,920	$(4,775)
CNS	55	6,718	(6,663)	1,235	25,401	(24,166)
Consolidated revenue	$8,928	$14,392	$(5,464)	$29,380	$58,321	$(28,941)
Westell revenue increased 16% and decreased 15% in the three and nine months ended December 31, 2012, respectively, compared to the same periods in the prior fiscal year. The increase in the three month period is due primarily to sales of new products for wireless networks, including distributed antenna systems (“DAS”) products, Ethernet network interface units and switches, and tower-mounted amplifiers. These new products accounted for 11% of the revenue in the quarter ended December 31, 2012. The decrease in the nine month period resulted primarily from lower demand for legacy products, as a result of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending, manage inventory levels, and reuse of decommissioned products.
CNS revenue in the three and nine months ended December 31, 2012 decreased compared to the same periods in the prior fiscal year due to the CNS asset sale, which closed on April 15, 2011, and the deliberate wind-down of business transacted with the sole customer remaining thereafter. Revenue for the three months ended December 31, 2012 represents the recognition of deferred revenue. Revenue for the nine months ended December 31, 2012 was derived from one remaining customer and consisted primarily of project-based software revenue. Revenue for the nine months ended December 31, 2011 contained pre-closing revenue of $1.0 million related to customers that transferred with the CNS asset sale. The remaining revenue in that period was from the single customer that did not transfer with the sale and represents revenue from modem, gateway, and ancillary products and from product screening services. The Company expects limited CNS activity with that retained customer going forward.

Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2012	2011	Change	2012	2011	Change
Westell	34.8%	34.5%	0.3%	33.1%	39.8%	(6.7)%
CNS	96.4%	24.0%	72.4%	87.0%	22.7%	64.3%
Consolidated gross margin	35.2%	29.6%	5.6%	35.4%	32.3%	3.1%
Gross margin in the Westell segment was relatively unchanged in the three months ended December 31, 2012 and decreased in the nine months ended December 31, 2012 compared to the same periods in the prior year. The decrease in the nine month period was primarily because of higher excess and obsolete inventory charges and lower absorption of overhead costs. The nine months ended December 31, 2012 included an $812,000 charge for excess and obsolete inventory compared to a $463,000 charge in the nine months ended December 31, 2011. The inventory charges resulted primarily from the technology shift that decreased demand for T1-related products.
CNS gross margin increased in the three and nine months ended December 31, 2012 compared to the same period in the prior year primarily due to high-margin project-based software revenue, which was the majority of the revenue in fiscal year 2013, compared to lower-margin product revenue, which was the majority of the revenue in fiscal year 2012.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$1,862	$1,269	$593	$5,568	$4,197	$1,371
CNS	(55)	145	(200)	(53)	911	(964)
Consolidated sales and marketing expense	$1,807	$1,414	$393	$5,515	$5,108	$407
Sales and marketing expense in the Westell segment increased 47% and 33% in the three and nine months ended December 31, 2012, respectively, compared to the same periods in the prior fiscal year. The increases were due primarily to higher compensation and related expenses which resulted from the addition of employees hired with the ANTONE acquisition, the addition of a Senior Vice President of Sales and Marketing and increased commission expense.
Sales and marketing expense in the CNS segment decreased in the three and nine months ended December 31, 2012 compared to the same periods in the prior fiscal year due to the CNS asset sale. The reversal of expense in fiscal year 2013 resulted from adjustments in accrued warranty. Expenses in fiscal year 2012 were primarily for management, shipping and warranty costs and adjustments for the one remaining customer, plus limited marketing costs related to the Homecloud product.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$1,331	$1,223	$108	$4,216	$3,829	$387
CNS	423	574	(151)	1,299	2,036	(737)
Consolidated research and development expense	$1,754	$1,797	$(43)	$5,515	$5,865	$(350)
Research and development expenses in the Westell segment increased by 9% and 10%in the three and nine months ended December 31, 2012, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to the addition of development costs for ANTONE products and increased investment in DAS and Ethernet product development.
Research and development expenses in the CNS segment decreased by 26% and 36% in the three and nine months ended December 31, 2012, respectively, compared to the same periods in the prior fiscal year due to the CNS asset sale and the deliberate wind-down of business transacted with the sole customer remaining thereafter. During the three months ended December 31, 2012, the Company also moderated its investment in development of the Homecloud product, which was launched as a limited release on September 26, 2012.

General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$938	$649	$289	$3,232	$2,071	$1,161
CNS	(11)	200	(211)	531	751	(220)
Unallocated corporate costs	1,197	858	339	3,605	2,803	802
Consolidated general and administrative expense	$2,124	$1,707	$417	$7,368	$5,625	$1,743
In fiscal year 2012, certain operating expenses were allocated between the Westell and CNS segments, including rent, information technology costs, and accounting costs. The Westell and CNS segment received 72% and 28% of these resource costs in fiscal year 2012, respectively. In fiscal year 2013, CNS segment G&A reflects direct costs without allocation. In the nine months ended December 31, 2012, the CNS segment expense includes a $510,000 expense related to a dispute with NETGEAR that was resolved through arbitration. The remaining increase in general and administrative expense, on a consolidated basis, resulted primarily from: increased personnel costs resulting from the addition of a Vice President of Corporate Development; legal costs relating to the ANTONE acquisition; legal costs associated with a claim in arbitration; and increased net expense for building rent resulting from a sublease offset present in fiscal year 2012, but not in fiscal year 2013.
Restructuring The Company’s Westell business segment recorded an additional restructuring charge of $149,000 in the nine months ended December 31, 2012, related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL. The Company had a reduction in force in the CNS business segment in the first quarter of fiscal year 2012 that resulted in a restructuring charge totaling $275,000 in the nine months ended December 31, 2011.
Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Westell	$234	$135	$99	$652	$410	$242
CNS	2	1	1	4	3	1
Consolidated intangible amortization	$236	$136	$100	$656	$413	$243
The intangibles assets consist of product technology and customer relationships derived from acquisitions. The increase in intangible amortization in fiscal year 2013, compared to fiscal year 2012, resulted from the ANTONE acquisition.
Gain on CNS asset sale The Company recorded a pre-tax gain of $31.7 million on the CNS asset sale during the nine months ended December 31, 2011.
Other income Other income was $43,000 and $106,000 in three months ended December 31, 2012 and 2011, respectively, and $134,000 and $201,000 of income in the nine months ended December 31, 2012 and 2011, respectively. Other income contains interest income earned on short-term investments and foreign currency gains and losses.
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
In the three and nine months ended December 31, 2012, the Company recorded net tax benefits of $1.4 million and $3.4 million, respectively, which resulted from an estimated annual effective tax rate of 38.1% for the fiscal year plus the effects of discrete items. For the three and nine months ended December 31, 2012, there was a $0.3 million and $0.1 million , respectively of discrete tax benefit resulting primarily from the deferred state tax impact of changes in state apportionment offset by tax shortfalls related to settlements of share-based compensation.
In the three and nine months ended December 31, 2011, the Company recorded a tax benefit of $0.3 million and tax expense of $11.1 million, respectively. These tax provisions resulted from an effective tax rate of 43% for the fiscal year plus separate discrete items. For the nine months ended December 31, 2011, the Company recorded a discrete tax benefit of $2.1 million for a reduction in an uncertain tax position that was settled during the period and $12.5 million tax expense on the gain on the CNS asset sale, which also was treated as a discrete item.

Discontinued operations On December 31, 2011, the Company sold its ConferencePlus subsidiary for a gain of $20.0 million after income taxes. The results of operations of ConferencePlus have been classified as income from discontinued operations. Net loss from discontinued operations was $0.6 million in the three and nine months ended December 31, 2012. The loss resulted from a potential indemnification claim, partially offset by associated tax effects and unrelated discrete tax items. Net income from discontinued operations was $0.3 million and $2.2 million in the three and nine months ended December 31, 2011, respectively.
Net income (loss) Net loss was $2.0 million and $5.9 million in the three and nine months ended December 31, 2012 compared to net income of $19.8 million and $44.4 million in the three and nine months ended December 31, 2011, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
At December 31, 2012, the Company had $89.8 million in cash and cash equivalents and $25.2 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. At December 31, 2012, the Company also had $4.1 million of restricted cash for escrow relating to the sale of ConferencePlus. At December 31, 2012, the Company had no debt outstanding and $6.9 million available under its secured revolving credit facility.
The Company does not have any outstanding debt, nor does it have material commitments for capital expenditure requirements, balloon payments, or other payments due on long term obligations. Off-balance sheet arrangements of the Company include the Enginuity note described in Note 8 of the Condensed Consolidated Financial Statements and standard operating leases. Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $0.2 million in the nine months ended December 31, 2012 to $16.9 million, up from $16.7 million at March 31, 2012. As of December 31, 2012, the Company had a contingent liability of $1.9 million related to certain intellectual property and indemnification claims related to the discontinued operations. Additionally, as of December 31, 2012, the Company has a contingent cash consideration payable of approximately $2.4 million related to the ANTONE acquisition which is estimated to be paid over a three year period. The contingent consideration liability is offset by a $0.5 million working capital adjustment and a $0.3 million indemnification claim in favor of the Company related to warranty obligations. The maximum and currently estimated contingent consideration that could be paid is $3.5 million less any offsets for working capital and indemnification claims. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
The Company entered into a secured revolving credit agreement with The Private Bank and Trust Company dated as of March 5, 2009 (the “Credit Agreement”) and subsequently entered into amendments to its Credit Agreement to extend the maturity date to March 31, 2013 and amend certain other provisions. The Company does not plan to seek renewal or replacement of the facility at maturity because other sources of liquidity, including the Company's cash balances, are expected to be sufficient to meet its needs. The Credit Agreement is an asset-based revolving credit facility in an amount up to $12.0 million based on 80% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $3.0 million. The obligations of the Company under the Credit Agreement are secured by a guaranty from certain subsidiaries of the Company, and by substantially all of the assets of the Company.
The Credit Agreement contains financial covenants that include a minimum tangible net worth and a limitation on capital expenditures for any fiscal year. The Company was in compliance with these covenants on December 31, 2012.
The Company’s operating activities used cash of $8.2 million in the nine months ended December 31, 2012, which resulted primarily from a $5.9 million net loss, $2.1 million of depreciation and stock-based compensation expense, a $3.7 million increase in deferred taxes and a $0.9 million increase in net working capital. The Company’s investing activities used $10.3 million, which resulted primarily from the purchase of ANTONE for $2.5 million in cash and from net purchases of short-term investments of $10.8 million, offset by the release of $3.3 million of restricted cash. In the nine months ended December 31, 2012, the Company’s financing activities used $12.6 million of cash for the purchase of treasury stock. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2012
As of December 31, 2012, the Company had deferred tax assets of approximately $38.5 million before a valuation allowance of $2.2 million, which reduced the recorded net deferred tax asset to $36.3 million. Also, as of December 31, 2012, the Company had a $3.5 million tax contingency reserve related to uncertain tax positions. The Company's federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012, except as set forth below.
Short-term Investments
Certificates of deposit held for investment with an original maturity greater than 90 days are carried at cost and included in “short-term investments” on the Consolidated Balance Sheets. The certificates of deposit are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S. Treasury securities. The bonds have original maturities of greater than 90 days, but have remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of December 31, 2012, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, except as follows:
Foreign Currency Risk
The Company’s foreign subsidiary, Noran Tel, is located in Canada. In the quarter ended September 30, 2012, the Company completed the relocation of the production of products from Canada to its headquarters in Aurora, IL. Noran Tel has five remaining employees located in Canada and is now focused on the development of power distribution products and the sale of Westell products in Canada. Noran Tel is funded by the U.S. operations.  On August 1, 2012, the functional currency for Noran Tel was changed from the Canadian dollar to the U.S. dollar. The Company will continue to have revenue and expenses denominated in Canadian currency, but it is no longer exposed to gains and losses from fluctuations affecting net investments and earnings of Noran Tel. The Company estimates market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change a occurred at December 31, 2012, the impact would be immaterial to the Company’s financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
On May 15, 2012, the Company acquired ANTONE and, as a result, the Company continues to integrate the processes and controls relating to ANTONE into the Company’s existing system of internal control over financial reporting.  Specific transitional controls for the acquired business are also in place.  The Company expects to complete the integration of ANTONE’s operations into its control processes in fiscal year 2013.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to the Company’s business. In the ordinary course of our business, we are routinely audited and subject to inquiries by governmental and regulatory agencies. Management believes that the outcome of any such proceedings will not have a material adverse effect on our consolidated operations or financial condition.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012, except as set forth below.
New regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions concerning the supply of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”). As a result, the SEC established annual disclosure and reporting requirements for those companies who may use conflict minerals sourced from the DRC in their products.  There will be costs associated with complying with these disclosure requirements, including diligence costs to determine the sources of conflict minerals used in our products. These new requirements also could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. In addition, we may face challenges with our customers or with our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of the minerals used in our products.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2012	613,741	$2.1418	613,741	$1,688,491
November 1 - 30, 2012	343,734	$1.9265	343,734	$1,026,273
December 1 - 31, 2012	439,818	$2.0000	439,818	$146,626
Total	1,397,293	$2.0442	1,397,293	$146,626

(a)	Average price paid per share includes commissions.

(b)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 5, 2013	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Brian S. Cooper
Brian S. Cooper
Chief Financial Officer

		By:	/s/ Amy T. Forster
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements