Form 10-Q
period 2013-06-30
WESTELL TECHNOLOGIES INC
filed 2013-08-02
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 16, 2013:
Class A Common Stock, $0.01 Par Value – 45,091,367 shares
Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2013, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: AIDIRECTOR®, AIREMOTE®, AISWITCH®, APPLIED INNOVATION®, WESTELL BOXER®, CellPak®, D-SERV®, eSmartAccess™, Homecloud™, Kentrox®, Optima Management System®, OS Plant Systems®, WESTELL SHADE®, WESTELL TECHNOLOGIES™, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$62,871	$88,233
Restricted cash	2,000	2,500
Short-term investments	17,993	24,349
Accounts receivable (net of allowance of $120 and $10 at June 30, 2013 and March 31, 2013, respectively)	12,881	6,689
Inventories	17,103	12,223
Prepaid expenses and other current assets	2,089	1,804
Assets available-for-sale	1,044	—
Total current assets	115,981	135,798
Property and equipment:
Machinery and equipment	1,404	1,162
Office, computer and research equipment	8,717	8,659
Leasehold improvements	7,525	7,515
Total property and equipment, gross	17,646	17,336
Less accumulated depreciation and amortization	(16,399)	(16,255)
Total property and equipment, net	1,247	1,081
Goodwill	7,971	—
Intangible assets, net	20,402	5,063
Other assets	441	495
Total assets	$146,042	$142,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,906	$4,126
Accrued expenses	3,147	2,957
Accrued compensation	2,135	996
Deferred revenue	859	—
Total current liabilities	13,047	8,079
Deferred revenue non-current	513	—
Tax contingency reserve non-current	33	33
Contingent consideration non-current	2,135	2,333
Other non-current liabilities	1,889	915
Total liabilities	17,617	11,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	451	450
Outstanding – 45,091,367 and 44,969,841 shares at June 30, 2013 and March 31, 2013, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both June 30, 2013 and March 31, 2013
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	407,044	406,638
Treasury stock at cost – 17,116,570 and 16,969,296 shares at June 30, 2013 and March 31, 2013, respectively	(34,143)	(33,848)
Cumulative translation adjustment	608	608
Accumulated deficit	(245,674)	(242,910)
Total stockholders’ equity	128,425	131,077
Total liabilities and stockholders’ equity	$146,042	$142,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2013	2012
Revenue	$22,456	$9,418
Cost of goods sold	13,680	6,645
Gross profit	8,776	2,773
Operating expenses:
Sales and marketing	3,418	1,875
Research and development	2,699	1,517
General and administrative	3,572	2,579
Restructuring	66	92
Intangible amortization	1,622	208
Total operating expenses	11,377	6,271
Operating income (loss)	(2,601)	(3,498)
Other income (expense)	(130)	84
Income (loss) before income taxes and discontinued operations	(2,731)	(3,414)
Income tax benefit (expense)	(19)	1,247
Net income (loss) from continuing operations	(2,750)	(2,167)
Discontinued Operations (Note 14):
Income (loss) from discontinued operations, net of tax benefit (expense) of $0 and $(274) for the three months ended June 30, 2013 and 2012, respectively	(14)	427
Net income (loss)	$(2,764)	$(1,740)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.05)	$(0.03)
Basic net income (loss) from discontinued operations	—	0.01
Basic net income (loss) per share *	$(0.05)	$(0.03)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.05)	$(0.03)
Diluted net income (loss) from discontinued operations	—	0.01
Diluted net income (loss) per share *	$(0.05)	$(0.03)
Weighted-average number of common shares outstanding:
Basic	58,521	62,510
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options**	—	—
Diluted	58,521	62,510
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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,
	2013	2012
Net income (loss)	$(2,764)	$(1,740)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(87)
Total other comprehensive income (loss)	—	(87)
Total comprehensive income (loss)	$(2,764)	$(1,827)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,764)	$(1,740)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,775	340
Stock-based compensation	351	381
Restructuring	66	92
Deferred taxes	—	(974)
Exchange rate loss	93	1
Changes in assets and liabilities:
Accounts receivable	(2,009)	(360)
Inventories	165	(140)
Prepaid expenses and other current assets	292	1
Other assets and liabilities	55	(428)
Deferred revenue	(1,513)	(58)
Accounts payable and accrued expenses	(65)	(650)
Accrued compensation	446	350
Net cash provided by (used in) operating activities	(3,108)	(3,185)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	9,765	5,048
Maturities of other short-term investments	2,205	3,175
Purchases of held-to-maturity short-term debt securities	(5,369)	(6,665)
Purchases of other short-term investments	(245)	(2,695)
Purchases of property and equipment	(83)	(51)
Acquisitions, net of cash received	(28,770)	(2,524)
Changes in restricted cash	500	(1)
Net cash provided by (used in) investing activities	(21,997)	(3,713)
Cash flows from financing activities:
Purchases of treasury stock	(297)	(5,115)
Proceeds from stock options exercised	57	21
Net cash provided by (used in) financing activities	(240)	(5,094)
Effect of exchange rate changes on cash	(17)	(21)
Net increase (decrease) in cash and cash equivalents	(25,362)	(12,013)
Cash and cash equivalents, beginning of period	88,233	120,832
Cash and cash equivalents, end of period	$62,871	$108,819
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the “Company”) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development and sales of Westell products in Canada. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. ("Kentrox"). Kentrox designs and distributes intelligent site management solutions that provide comprehensive monitoring, management and control of any site. The assets and liabilities acquired and the results of operations relating to Kentrox are included in the Company's Condensed Consolidated Financial Statements from the date of acquisition.
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. ("CGPS"), a wholly owned subsidiary of ConferencePlus (collectively, "ConferencePlus") to Arkadin, Inc. for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The Company subsequently agreed to extend the escrow period to August 10, 2013. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to impending claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. In the quarters ended March 31, 2013 and June 30, 2013, $1.6 million and $0.5 million, respectively, of the escrow were released. The escrow amounts have been classified as Restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013.
Customer Networking Solutions (CNS) Asset Sale
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
As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. In the three months ended December 31, 2012, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the Asset Purchase Agreement covering the CNS asset sale for $0.9 million.  Prior to fiscal year 2013, the Company recorded a $0.4 million contingency reserve for this claim at the time of the sale and recorded an additional expense of $0.5 million during the second quarter of fiscal year 2013 ended September 30, 2012.
The Company discontinued the operations of the CNS segment in the first quarter of fiscal year 2014 ended June 30, 2013. The Condensed Consolidated Statement of Operations for the three months ended June 30, 2012 has been restated to present the operating results of the CNS segment as discontinued operations. The Condensed Consolidated Statements of Cash Flows include discontinued operations.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2013 and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2014.

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
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). Prior to ASU 2013-11, Topic 740, Income Taxes, did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate that diversity in practice in the presentation of unrecognized tax benefits in those cases. ASU 2013-11 generally requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective for the first quarter of fiscal year 2014 the Company elected the early adoption of this provision with retrospective application. As a result, the Condensed Consolidated Balance Sheet as of March 31, 2013 reflects an adjustment to the previously issued audited financial statements to reclassify $2.7 million of unrecognized tax benefits from tax contingency reserve long-term to deferred income taxes non-current. This balance sheet reclassification had no impact on the historical statements of operations or retained earnings.
Update to Significant Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013, except as set forth below.
Revenue Recognition and Deferred Revenue
The Company's revenue is derived from the sale of products, software, and services. The Company records revenue from product sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
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
Revenue recognition where software that is more than incidental to the product as a whole or where software is sold on a standalone basis is recognized when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services is recognized upon completion. Revenue from maintenance agreements is recognized ratably over the service period. Revenue from training and professional services is recognized upon completion.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

If deliverables do not fall within the software revenue recognition guidance, the fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence ("VSOE"), reliable third-party objective evidence or management's best estimate of selling price, in that order.
If deliverables fall within the software revenue recognition guidance, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE of fair value exists for the undelivered element, generally maintenance, the fair value of the undelivered element is deferred and recognized ratably over the term of the maintenance contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product.
The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company’s reserve for returns is not significant.
The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (“ASC 605”).
Reclassification
In addition to the balance sheet reclassification for the adoption of ASU 2013-11 disclosed above, certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Previously reported amounts in the Condensed Consolidated Statement of Operations have been restated for the effects of the discontinued operations described in Note 14. The reclassifications related to discontinued operations had no impact on total assets, total liabilities, total stockholders’ equity or net income as previously reported.
Note 2. Acquisitions
Kentrox Business Acquisition
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. ("Kentrox") for a purchase price of $30.0 million in cash, plus a $1.3 million working capital adjustment, pursuant to an agreement dated March 15, 2013.  Kentrox is a worldwide leader in intelligent site management solutions, providing comprehensive monitoring, management and control of any site. The machine-to-machine communications Kentrox provides enable service providers, tower operators, and other network operators to reduce operating costs while improving network performance. Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe. The acquisition was attractive to the Company as it adds a highly complementary product line that is wireless focused, software centric and globally deployed.
The Company incurred $0.3 million of related acquisition costs in the fourth quarter of fiscal year 2013 which were reflected in general and administrative costs in the Condensed Consolidated Statement of Operations.
The results of Kentrox's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. Kentrox contributed $12.0 million to revenue and $0.5 million to operating income in the three months ended June 30, 2013. Operating income (loss) reflects amortization of intangibles based on the estimated fair value.
The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2012.

(in thousands)	Three months ended June 30, 2012
Revenue	$5,859
Operating loss	(2,098)
The pro forma amounts reflect conforming accounting adjustments, amortization of intangibles based on the estimated fair value and the impact of other fair value purchase accounting impacts such as inventory valuation step-up, deferred revenue reduction and the add back of interest expense. The pro forma results are not necessarily indicative of the combined results had the acquisition been completed at April 1, 2012, nor are they indicative of future combined results.

In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for intangible assets and deferred taxes are pending finalization of valuation efforts. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the Kentrox acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the April 1, 2013 acquisition date:

(in thousands)
Cash	$2,355
Inventory	5,045
Accounts receivable	4,260
Land held-for-sale	1,044
Other assets	806
Intangible assets	16,970
Deferred revenue	(2,885)
Accounts payable and accruals	(3,486)
Deferred tax liability	(780)
Goodwill	7,971
Total consideration	$31,300
The fair value of intangible assets is as follows:

(in thousands)	Fair Value	Life in years
Backlog	$1,440	1
Customer relationships	8,960	10
Trade name	2,160	Indefinite
Developed technology	4,410	10
Total intangible assets	16,970
Intangibles will be amortized over the consumption period based on expected cash flows from the underlying intangible asset. The expected amortization by fiscal year is as follows:

	2014	2015	2016	2017	2018	Thereafter
Intangible amortization expense	$3,100	$2,223	$1,941	$1,690	$1,487	$4,369
ANTONE Business Acquisition
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.
The results of ANTONE’s operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported as part of the Westell segment.

In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the ANTONE acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes. In the fourth quarter of fiscal year 2013 ended March 31, 2013, the Company's annual goodwill test concluded that this goodwill, which was evaluated on the basis of the Westell reporting segment as a whole, was impaired and recorded as a charge to Results of Operation in that quarter.
The following table summarizes the fair values of the assets and liabilities assumed on the May 15, 2012 acquisition date:

(in thousands)
Inventories	$326
Deposit	3
Intangibles	3,230
Liabilities	(612)
Goodwill	2,086
Net assets acquired	$5,033
Cash consideration transferred	$2,524
Contingent consideration	3,038
Working capital adjustment (shortfall)	(529)
Total consideration	$5,033
The identifiable intangible assets include $2.8 million designated to technology and $0.4 million designated to customer relationships, each with an estimated useful life of 8 years. The Company calculated values based on the present value of the future estimated cash flows derived from operations attributable to technology and existing customer contracts and relationships.
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
Note 3. Restructuring Charge
Kentrox Restructuring
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who will exit the business after a period of time. The Company recognized restructuring expense of $66,000 in the Kentrox segment for retention awards for these transitional employees. The total cost of this action is anticipated to be $276,000. The restructuring is expected to be completed during the third quarter of fiscal year 2014.
As of June 30, 2013, the $66,000 restructuring accrual balance is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.
Noran Tel Restructuring
In fiscal year 2013, the Company completed the relocation of the majority of its Noran Tel operations in Regina, Canada to the Company's location in Aurora, Illinois, with the intent to optimize operations (the "Noran Tel relocation"). In the three months ended June 30, 2012, the Company recognized restructuring expense of $92,000 in the Westell segment for personnel costs related to severance and other relocation costs for the Noran Tel relocation. There were no related expenses in first quarter of fiscal year 2014. The total cost of this action was $424,000, of which $149,000 and $275,000 was recorded in fiscal years 2013 and 2012, respectively. The relocation was completed during the quarter ended September 30, 2012. As of March 31, 2013, the unpaid balance of $6,000 was presented on the Condensed Consolidated Balance Sheet within Accrued compensation. The remaining balance was paid in the first quarter of fiscal year 2014.

Total restructuring charges and their utilization for the three months ended June 30, 2013 are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	66	—	66
Utilized	(6)	—	(6)
Liability at June 30, 2013	$66	$—	$66

Note 4. Interim Segment Information
Westell’s Chief Executive Officer is the chief operating decision maker (“CODM”). In the first quarter of fiscal 2014, the Company revised its segment reporting structure to realign internal reporting as a result of the Kentrox acquisition and the discontinued operations of the CNS segment. Segment operating income (loss) excludes unallocated Westell, Inc. general & administrative expenses (“G&A”). Unallocated costs include a portion of executive costs plus costs for corporate development, corporate governance, compliance and unutilized office space. In order to provide information that is comparable year to year, fiscal 2013 segment information has been restated to reflect the required reallocation of G&A costs previously allocated to the discontinued CNS segment. Management evaluates performance of these segments primarily by utilizing revenue and segment operating income (loss). The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s two reportable segments are as follows:
Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices ("NIDs") for time-division multiplexing/synchronous optical networks ("TDM/SONET") and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Legacy products are sold primarily into wireline markets, but the Company also is actively working to increase revenues from wireless telecommunications products. The Westell segment customer base is highly concentrated and comprised primarily of major telecommunications service providers including local exchange carriers ("LECs") (“telephone companies”), independent operating domestic local exchange carriers ("IOCs"), and multiple system operators ("MSOs") public telephone administrations located in North America.
Kentrox: The Company's Kentrox segment designs, distributes, markets and services intelligent site management solutions, which provide comprehensive monitoring, management and control of a broad range of devices.  The Company's Kentrox products provide a suite of remote monitoring and control devices, which when combined with its Optima management system, provide a comprehensive, bi-directional site management solution.  The Kentrox solution addresses customer needs such as power management (generator management, battery, fuel, and rectifier monitoring, tenant power metering, etc.), environmental management (HVAC monitoring, energy monitoring and control, aircraft warning light management, and environmental monitoring), security management (access management, asset tampering, and surveillance), and communications management (microwave and distributed antenna systems management).  Customers include major wireless and fixed-line telecommunications carriers, tower providers, cable and broadband network providers, utility companies, and enterprises.  Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe.

Segment information for the three months ended June 30, 2013 and 2012 is set forth below:

	Three months ended June 30, 2013
(in thousands)	Westell	Kentrox	Unallocated	Total
Revenue	$10,452	$12,004	$—	$22,456
Cost of goods sold	6,895	6,785	—	13,680
Gross profit	3,557	5,219	—	8,776
Gross margin	34.0%	43.5%	—	39.1%
Operating expenses:
Sales and marketing	2,086	1,332	—	3,418
Research and development	1,712	987	—	2,699
General and administrative	1,097	931	1,544	3,572
Restructuring	—	66	—	66
Intangible amortization	234	1,388	—	1,622
Total operating expenses	5,129	4,704	1,544	11,377
Operating income (loss)	$(1,572)	$515	(1,544)	(2,601)
Other income (expense)			(130)	(130)
Income (loss) before income taxes and discontinued operations			(1,674)	(2,731)
Income tax benefit (expense)			(19)	(19)
Net income (loss) from continuing operations			$(1,693)	$(2,750)

		Three months ended June 30, 2012
(in thousands)		Westell	Unallocated	Total
Revenue		$9,418	$—	$9,418
Cost of goods sold		6,645	—	6,645
Gross profit		2,773	—	2,773
Gross margin		29.4%	—	29.4%
Operating expenses:
Sales and marketing		1,875	—	1,875
Research and development		1,517	—	1,517
General and administrative		1,248	1,331	2,579
Restructuring		92	—	92
Intangible amortization		208	—	208
Total operating expenses		4,940	1,331	6,271
Operating income (loss)		$(2,167)	(1,331)	(3,498)
Other income (expense)			84	84
Income (loss) before income taxes and discontinued operations			(1,247)	(3,414)
Income tax benefit (expense)			1,247	1,247
Net income (loss) from continuing operations			$—	$(2,167)

Depreciation and amortization	Three months ended June 30,
(in thousands)	2013	2012
Westell segment depreciation and amortization	$365	$329
Kentrox segment depreciation and amortization	1,410	—
Total depreciation and amortization	$1,775	$329

Asset information, although available, is not reported to or used by the CODM.

Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2013	March 31, 2013
Raw materials	$7,970	$7,021
Finished goods and sub-assemblies	11,543	7,234
Reserve for excess and obsolete inventory and net realizable value	(2,410)	(2,032)
Total inventories	$17,103	$12,223
Note 6. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (“RSUs”) and performance stock units ("PSUs"), excluding the impact of discontinued operations, during the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
(in thousands)	2013	2012
Stock-based compensation expense	$351	$375
Income tax expense	—	—
Total stock-based compensation expense after taxes	$351	$375
The stock option, restricted stock and restricted stock unit equity awards granted in the three months ended June 30, 2013 vest in equal annual installments over four years. Any PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the three months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2013	2,114,446	$2.07	2.8	$868
Granted	450,000	2.43
Exercised	(94,300)	0.61
Forfeited	(2,000)	1.67
Expired	(14,500)	4.05
Outstanding on June 30, 2013	2,453,646	$2.18	3.4	$1,105

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the three months ended June 30, 2013 was $0.90 per share.
Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	738,500	$1.65
Granted	70,000	2.01
Vested	(343,000)	1.51
Forfeited	(63,000)	1.43
Non-vested as of June 30, 2013	402,500	$1.87

RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	875,000	$2.68
Granted	100,000	2.43
Vested	(167,500)	3.03
Forfeited	(50,000)	3.48
Non-vested as of June 30, 2013	757,500	$2.51
PSUs
PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for fiscal years 2014 through 2017. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	—	$—
Granted	205,000	2.43
Vested	—	—
Forfeited	—	—
Non-vested as of June 30, 2013	205,000	$2.43
Note 7. Product Warranties
Most of the Company’s products carry a limited warranty ranging up to seven years for the products within the Westell segment and typically 1 year for products within the Kentrox segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $157,000 and $94,000 as of June 30, 2013 and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $57,000 and $58,000 as of June 30, 2013 and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
In the quarter ended September 30, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. As of March 31, 2013, the warranty reserve includes $2,000 related to this specific obligation. This specific warranty obligation was settled as of June 30, 2013. A corresponding indemnification claim of $303,000 for this warranty obligation has been adjusted in the valuation of the contingent consideration related to the ANTONE acquisition (see Notes 2, 10, and 12).
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2013	2012
Total product warranty reserve at the beginning of the period	$152	$243
Warranty reserve from business acquisitions	54	10
Warranty expense (reversal)	19	(10)
Utilization	(11)	(22)
Total product warranty reserve at the end of the period	$214	$221

Note 8. Variable Interest Entity and Guarantee
The Company, through Kentrox Inc., has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD ("AKA"). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810 and concluded that AKA is a VIE. The Company has concluded that it is not the primary beneficiary of AKA and has therefore determined that consolidation is not required.
The Company has $0.9 million of accounts receivables due from AKA and $0.6 million of deferred revenue relating to maintenance contracts due to AKA as of June 30, 2013. The Company also has a guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. The guarantee will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company is in the process of evaluating the fair value of the liability in conjunction with the Kentrox purchase accounting and believes the value is immaterial. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 9. Income Taxes
The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes before discrete items. The impact of additional discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740 Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized though the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections and historical performance. In fiscal year 2013 the Company determined that the negative evidence outweighed the objectively verifiable positive evidence and recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $19,000 of income tax expense using an effective income tax rate of (0.7)% for the three months ended June 30, 2013. The expense resulted primarily from a state tax based on gross margin, not pre-tax income.
In the quarter ended June 30, 2012, the Company recorded a net tax benefit of $1.2 million which resulted from an estimated annual effective tax rate of 38.5% for the fiscal year plus the effects of a discrete item. In addition, there was $71,000 of discrete tax expense resulting from the write off of the unrealized portion of deferred tax assets associated with fully resolved equity awards. Income tax expense of $0.3 million was included in discontinued operations.
Note 10. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration increased $2.6 million in the three months ended June 30, 2013 to $21.6 million, which was up from $19.0 million at March 31, 2013. The increase is primarily due to the Kentrox acquisition.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2013 consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$10,069	$—	$—	$—	$—	$—	$10,069
Future minimum operating lease payments	2,764	2,111	2,152	2,152	15	—	9,194
Contingent consideration	259	1,240	885	—	—	—	2,384
Future obligations and commitments	$13,092	$3,351	$3,037	$2,152	$15	$—	$21,647

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
As of June 30, 2013 and March 31, 2013, the Company had total contingency reserves of $1.4 million and $1.7 million, respectively, related to certain intellectual property and indemnification claims. The contingency reserves related to the discontinued operations of ConferencePlus and are classified as Accrued expenses on the Condensed Consolidated Balance Sheets.
Additionally, the Company had a contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of June 30, 2013 and March 31, 2013, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $2.4 million and $2.3 million, respectively (see Notes 7 and 12).
Note 11. Short-term Investments
The following table presents short-term investments as of June 30, 2013 and March 31, 2013:

(in thousands)	June 30, 2013	March 31, 2013
Certificates of deposit	$1,722	$3,682
Held-to-maturity, pre-refunded municipal bonds	16,271	20,667
Total short-term investments	$17,993	$24,349
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

The Company’s money market funds are measured using Level 1 inputs. The ANTONE contingent consideration described in Note 2 is measured using Level 3 inputs.

The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$56,067	$56,067	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$249	—	—	$249	Accrued expenses
Contingent consideration, non-current	$2,135	—	—	$2,135	Contingent consideration non-current
The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$52,849	$52,849	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, non-current	$2,333	—	—	$2,333	Contingent consideration non-current
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
The fair value measurement of contingent consideration as of June 30, 2013 encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Estimated earn-out contingent consideration	$3,500
Working capital and other adjustment	(444)
Indemnification related to warranty claims	(303)
Discount rate	7.5%
Approximate timing of cash flows	3 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2013	$2,333
Contingent consideration – payments	—
Contingent consideration – change in fair value in G&A expense	51
Balance as of June 30, 2013	$2,384

Note 13. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During the three months ended June 30, 2012, approximately 2.1 million shares were repurchased under the August 2011 authorization with a weighted-average per share purchase price of $2.25. There were no shares repurchased under this August 2011 authorization during the three months ended June 30, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of June 30, 2013.
Additionally, in the three months ended June 30, 2013 and 2012, the Company repurchased 147,274 and 124,404 shares of Class A Common Stock, respectively, from certain key employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $2.02 and $2.36 per share, respectively.
Note 14. Discontinued Operations

CNS Discontinued Operations
In the first quarter of fiscal year 2014, the Company discontinued the operations of the former Customer Networking Solutions ("CNS") segment. In fiscal year 2012, the Company completed the CNS asset sale, retained a major CNS customer relationship and contract, and completed the remaining contracted product shipments. In fiscal year 2013, the Company continued to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer.  The Company also retained the Homecloud product development program. By the end of fiscal year 2013, the Homecloud product development and sales were the only remaining activity in the CNS segment other than indemnification obligations that remain with the Company. The Company ceased development and sales of the Homecloud product in the first quarter of fiscal year 2014.

The following table represents the operating results of the CNS discontinued operations:

(in thousands)	June 30, 2013	June 30, 2012
Revenue from discontinued operations	$—	$1,112
Operating profit (loss) discontinued operations	(14)	701

ConferencePlus Discontinued Operations
In fiscal year 2012, ConferencePlus was reported as discontinued operations as a result of the December 31, 2011 sale.

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
The Company commenced operations in 1980 as a provider of telecommunications network transmission products that enable advanced telecommunications services over copper telephone wires. The Company currently has two reportable segments: Westell and Kentrox.
In the first quarter of fiscal year 2014, the Company discontinued the operations of the former Customer Networking Solutions ("CNS") segment. In fiscal year 2012, the Company completed the CNS asset sale, retained a major CNS customer relationship and contract, and completed the remaining contracted product shipments. In fiscal year 2013, the Company continued to provide warranty services under its contractual obligations and to sell ancillary products and software on a project basis to the retained customer.  The Company also retained the Homecloud product development program. By the end of fiscal year 2013, the Homecloud product development and sales were the only remaining activity in the CNS segment other than indemnification obligations that remain with the Company. The Company ceased development and sales of the Homecloud product in the first quarter of fiscal year 2014.
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. ("Kentrox") for a purchase price of $30.0 million cash pursuant to an agreement dated March 15, 2013, subject to an adjustment for working capital and escrow provisions. The acquisition included cash, inventories, property, intangibles assets, deferred revenue and other operating liabilities. A description of Kentrox is provided below.
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016 and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.
The Westell segment designs, distributes, markets and services a broad range of carrier-class products. The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices ("NIDs") for time-division multiplexing/synchronous optical networks ("TDM/SONET") and service demarcation; span powering equipment; remote monitoring devices; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. Legacy products are sold primarily into wireline markets, but the Company also is actively working to increase revenues from wireless telecommunications products. The Westell segment customer base is highly concentrated and comprised primarily of major telecommunications service providers including local exchange carriers ("LECs") (“telephone companies”), independent operating domestic local exchange carriers ("IOCs"), and multiple system operators ("MSOs") public telephone administrations located in North America.
The Kentrox segment designs, distributes, markets and services intelligent site management solutions, which provide comprehensive monitoring, management and control of a broad range of devices.  The Company's Kentrox products provide a suite of remote monitoring and control devices, which when combined with its Optima management system, provide a comprehensive, bi-directional site management solution.  The Kentrox solution addresses customer needs such as power management (generator management, battery, fuel, and rectifier monitoring, tenant power metering, etc.), environmental management (HVAC monitoring, energy monitoring and control, aircraft warning light management, and environmental monitoring), security management (access management, asset tampering, and surveillance), and communications management (microwave and distributed antenna systems management).  Customers include major wireless and fixed-line telecommunications carriers, tower providers, cable and broadband network providers, utility companies, and enterprises.  Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe.

The prices for the products and services vary based upon volume, customer specifications and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
Due to the stringent quality specifications of its customers and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up front investments in product and market development prior to actual commencement of sales of new products.
To remain competitive, the Company must continue to invest in new product development and in targeted sales and marketing efforts to launch new product features and lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and engage in research and development activities.
In view of the Company’s reliance on the telecommunications market for revenues and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has historically experienced quarterly fluctuations in customer ordering and purchasing activity that appear to result from seasonal factors, including reductions in order volume and product deliveries for outdoor equipment as colder months approach and occur, and the effects of customer vacation, budgeting and procurement patterns toward the end of the calendar year which may curtail activity.  This seasonality can result in weaker revenue in the third quarter of the fiscal year.  The seasonal effects do not apply consistently and may not always correlate to financial results.  Accordingly, they should not be considered a reliable indicator of our future revenue or results of operations.
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2013 and 2012 by segment.
Revenue

	Three months ended June 30,
(in thousands)	2013	2012	Change
Westell	$10,452	$9,418	$1,034
Kentrox	12,004	NA	12,004
Consolidated revenue	$22,456	$9,418	$13,038
Westell revenue increased 11% in the three months ended June 30, 2013, compared to the same period in the prior fiscal year. The increase in the three month period is due primarily to sales of new products for wireless networks, including distributed antenna systems (“DAS”) products, and tower-mounted amplifiers. These new products accounted for 18% of the Westell division revenue in the quarter ended June 30, 2013. Network interface units, the division's legacy products, decreased 44% from the same quarter last year as a result of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending, manage inventory levels, and reuse of decommissioned products.
Kentrox revenue was $12.0 million in the three months ended June 30, 2013 and was subject to a purchase accounting adjustment which effectively reduced revenue by $0.6 million to fair value the performance obligation related to deferred revenue.
Gross Margin

	Three months ended June 30,
	2013	2012	Change
Westell	34.0%	29.4%	4.6%
Kentrox	43.5%	NA	43.5%
Consolidated gross margin	39.1%	29.4%	9.7%
Gross margin in the Westell segment increased in the three months ended June 30, 2013 compared to the same period in the prior year. The increase was primarily because of lower excess and obsolete inventory charges and higher absorption of overhead costs. The three months ended June 30, 2013 included a $257,000 charge for excess and obsolete inventory compared to a $545,000 charge in the three months ended June 30, 2012.

Gross margin in the Kentrox segment was 43.5% and was negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.6 million and inventory valuation step-up of $0.8 million.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2013	2012	Change
Westell	$2,086	$1,875	$211
Kentrox	1,332	NA	1,332
Consolidated sales and marketing expense	$3,418	$1,875	$1,543
Sales and marketing expense in the Westell segment increased 11% in the three months ended June 30, 2013, compared to the same period in the prior fiscal year. The increases were due primarily to higher compensation and related expenses which resulted from the addition of employees.
Research and Development

	Three months ended June 30,
(in thousands)	2013	2012	Change
Westell	$1,712	$1,517	$195
Kentrox	987	NA	987
Consolidated research and development expense	$2,699	$1,517	$1,182
Research and development expenses in the Westell segment increased by 13% in the three months ended June 30, 2013, compared to the same period in the prior fiscal year. The increase was due primarily to the increased investment in Cell Site, DAS and Ethernet product development.
General and Administrative

	Three months ended June 30,
(in thousands)	2013	2012	Change
Westell	$1,097	$1,248	$(151)
Kentrox	931	NA	931
Unallocated corporate costs	1,544	1,331	213
Consolidated general and administrative expense	$3,572	$2,579	$993
Westell segment general and administrative expenses decreased 12% in the three months ended June 30, 2013, compared to the same period in the prior fiscal year, reflecting lower allocated corporate expenses. Unallocated corporate costs increased 16% in the three months ended June 30, 2013, compared to the same periods in the prior fiscal year resulting primarily from executive search fees for the CFO position, increased external audit expense, offset in part by a reduction in legal fees.
Restructuring The Kentrox business segment recorded restructuring charges of $66,000 in the three months ended June 30, 2013 related to retention awards for transitional employees. Additional charges are anticipated in fiscal year 2014 as retention awards accrue over the time of service. The Westell business segment recorded restructuring charges of $92,000 in the three months ended June 30, 2012, related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL.
Intangible amortization

	Three months ended June 30,
(in thousands)	2013	2012	Change
Westell	$234	$208	$26
Kentrox	1,388	NA	1,388
Consolidated intangible amortization	$1,622	$208	$1,414

The intangibles assets consist of product technology, customer relationships, and backlog derived from acquisitions. The increase in the current quarter ended June 30, 2013 was due to the April 1, 2013 acquisition of Kentrox.
Other income (loss) Other income (loss) was a loss of $130,000 and income of $84,000 in three months ended June 30, 2013 and 2012, respectively. Other income (loss) contains interest income earned on short-term investments and foreign currency gains and losses. The three months ended June 30, 2013 contained realized and unrealized foreign currency losses on accounts receivables denominated in Australian dollars.
Income tax benefit (expense) The Company recorded $19,000 of income tax expense using an effective income tax rate of (0.7)% for the three months ended June 30, 2013. The expense resulted primarily from a state tax based on gross margin, not pre-tax income.
In the quarter ended June 30, 2012, the Company recorded a net tax benefit of $1.2 million which resulted from an estimated annual effective tax rate of 38.5% for the fiscal year plus the effects of a discrete item. In addition, there was $71,000 of discrete tax expense resulting from the write off of the unrealized portion of deferred tax assets associated with fully resolved equity awards. Income tax expense of $0.3 million was included in discontinued operations.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the CNS segment.
Net income (loss) Net loss was $2.8 million in the three months ended June 30, 2013 compared to net loss of $1.7 million three months ended June 30, 2012, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2013, the Company had $62.9 million in cash and cash equivalents and $18.0 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. At June 30, 2013, the Company also had $2.0 million of restricted cash for escrow relating to the sale of ConferencePlus.
The Company does not have any outstanding debt, nor does it have material commitments for capital expenditure requirements, balloon payments, or other payments due on long-term obligations. Off-balance sheet arrangements of the Company include the guarantee described in Note 8 of the Condensed Consolidated Financial Statements and standard operating leases.
Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $2.6 million in the three months ended June 30, 2013 to $21.6 million, up from $19.0 million at March 31, 2013. The increase is primarily due to the Kentrox acquisition. As of June 30, 2013, the Company had a contingent liability of $1.4 million related to certain intellectual property and indemnification claims related to the ConferencePlus discontinued operations.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2013 consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$10,069	$—	$—	$—	$—	$—	$10,069
Future minimum operating lease payments	2,764	2,111	2,152	2,152	15	—	9,194
Contingent consideration	259	1,240	885	—	—	—	2,384
Future obligations and commitments	$13,092	$3,351	$3,037	$2,152	$15	$—	$21,647
Cash Flows
The Company’s operating activities used cash of $3.1 million in the three months ended June 30, 2013, which resulted primarily from a $2.8 million net loss, $2.1 million of amortization, depreciation and stock-based compensation expense, and a $2.6 million increase in net working capital. The Company’s investing activities used $22.0 million, which resulted primarily from the purchase of Kentrox for $28.8 million in cash offset by net sales of short-term investments of $6.4 million. In the three months ended June 30, 2013, the Company’s financing activities used $0.2 million of cash for the purchase of treasury stock offset by proceeds received from stock options exercised.
As of June 30, 2013, the Westell segment had deferred tax assets of approximately $40.0 million before a valuation allowance of $37.3 million and a $2.7 million tax contingency reserve related to uncertain tax positions. The Westell segments federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013, except as set forth below.
Revenue Recognition and Deferred Revenue
The Company's revenue is derived from the sale of products, software, and services. The Company records revenue from product sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
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
Revenue recognition where software that is more than incidental to the product as a whole or where software is sold on a standalone basis is recognized when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services is recognized upon completion. Revenue from maintenance agreements is recognized ratably over the service period. Revenue from training and professional services is recognized upon completion.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.
If deliverables do not fall within the software revenue recognition guidance, the fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence ("VSOE"), reliable third-party objective evidence or management's best estimate of selling price, in that order.
If deliverables fall within the software revenue recognition guidance, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE of fair value exists for the undelivered element, generally maintenance, the fair value of the undelivered element is deferred and recognized ratably over the term of the maintenance contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product.

The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company’s reserve for returns is not significant.
The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (“ASC 605”).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of June 30, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, except as follows:
Foreign Currency Risk
The Company’s newly acquired Kentrox subsidiary located in Dublin, Ohio had 11% of its first quarter fiscal 2014 revenue denominated in Australian currency. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at June 30, 2013, the impact would be approximately $80,000 to the Company’s financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than described below.
On April 1, 2013, the Company acquired Kentrox and, as a result, the Company continues to integrate the processes and controls relating to Kentrox into the Company’s existing system of internal control over financial reporting.  Specific transitional controls for the acquired business are also in place.  The Company expects to complete the integration of Kentrox’s operations into its control processes in fiscal year 2014.

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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (c)
April 1 - 30, 2013	147,274	$2.0155	—	$112,741
May 1 - 31, 2013	—	$—	—	$112,741
June 1 - 30, 2013	—	$—	—	$112,741
Total	147,274	$2.0155	—	$112,741

(a)
In April 2013, the Company repurchased 147,274 shares from key employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.02 per share.

(b)	Average price paid per share includes commissions.

(c)	In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit 10.1
Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2013).

Exhibit 10.2
Form of Performance Stock Unit Award Agreement under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 18, 2013).

Exhibit 10.3	Offer letter for Richard S. Cremona (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2013).

Exhibit 10.4	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 28, 2013).

Exhibit 10.5	Offer letter for Benjamin S. Stump.

Exhibit 10.6	Severance agreement for Amy T. Forster.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 2, 2013	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1
Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2013).

Exhibit 10.2
Form of Performance Stock Unit Award Agreement under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 18, 2013).

Exhibit 10.3	Offer letter for Richard S. Cremona (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2013).

Exhibit 10.4	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 28, 2013).

Exhibit 10.5	Offer letter for Benjamin S. Stump.

Exhibit 10.6	Severance agreement for Amy T. Forster.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.