Form 10-Q
period 2013-09-30
WESTELL TECHNOLOGIES INC
filed 2013-11-07
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 16, 2013:
Class A Common Stock, $0.01 Par Value – 45,225,252 shares
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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$68,751	$88,233
Restricted cash	460	2,500
Short-term investments	12,320	24,349
Accounts receivable (net of allowance of $46 and $10 at September 30, 2013, and March 31, 2013, respectively)	21,369	6,689
Inventories	17,670	12,223
Prepaid expenses and other current assets	2,065	1,804
Assets available-for-sale	1,044	—
Total current assets	123,679	135,798
Property and equipment, gross	17,775	17,336
Less accumulated depreciation and amortization	(16,523)	(16,255)
Property and equipment, net	1,252	1,081
Goodwill	8,025	—
Intangible assets, net	18,184	5,063
Other non-current assets	478	495
Total assets	$151,618	$142,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,502	$4,126
Accrued expenses	2,340	2,957
Accrued compensation	2,986	996
Contingent consideration	1,323	—
Deferred revenue	1,116	—
Total current liabilities	18,267	8,079
Deferred revenue non-current	669	—
Tax contingency reserve non-current	39	33
Contingent consideration non-current	1,212	2,333
Other non-current liabilities	1,078	915
Total liabilities	21,265	11,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	452	450
Outstanding – 45,205,252 and 44,969,841 shares at September 30, 2013, and March 31, 2013, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both September 30, 2013, and March 31, 2013
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	407,643	406,638
Treasury stock at cost – 17,116,570 and 16,969,296 shares at September 30, 2013, and March 31, 2013, respectively	(34,143)	(33,848)
Cumulative translation adjustment	608	608
Accumulated deficit	(244,346)	(242,910)
Total stockholders’ equity	130,353	131,077
Total liabilities and stockholders’ equity	$151,618	$142,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenue	$29,960	$9,854	$52,416	$19,272
Cost of goods sold	17,537	6,405	31,217	13,050
Gross profit	12,423	3,449	21,199	6,222
Operating expenses:
Sales and marketing	3,886	1,831	7,304	3,706
Research and development	2,619	1,480	5,318	2,997
General and administrative	3,226	2,123	6,798	4,702
Restructuring	169	57	235	149
Intangible amortization	1,229	210	2,851	418
Total operating expenses	11,129	5,701	22,506	11,972
Operating income (loss)	1,294	(2,252)	(1,307)	(5,750)
Other income (expense)	98	7	(32)	91
Income (loss) before income taxes and discontinued operations	1,392	(2,245)	(1,339)	(5,659)
Income tax benefit (expense)	(68)	677	(87)	1,924
Net income (loss) from continuing operations	1,324	(1,568)	(1,426)	(3,735)
Discontinued Operations (Note 14):
Income (loss) from discontinued operations, net of tax benefit of $0 for the three and six months ended September 30, 2013, and $382 and $108 for the three and six months ended September 30, 2012, respectively	4	(607)	(10)	(180)
Net income (loss)	$1,328	$(2,175)	$(1,436)	$(3,915)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.02	$(0.03)	$(0.02)	$(0.06)
Basic net income (loss) from discontinued operations	—	(0.01)	—	—
Basic net income (loss) per share	$0.02	$(0.04)	$(0.02)	$(0.06)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.02	$(0.03)	$(0.02)	$(0.06)
Diluted net income (loss) from discontinued operations	—	(0.01)	—	—
Diluted net income (loss) per share	$0.02	$(0.04)	$(0.02)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	58,681	60,420	58,601	61,465
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options*	1,059	—	—	—
Diluted	59,740	60,420	58,601	61,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* The Company had 0.7 million shares represented by options for the three months ended September 30, 2013, where were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,328	$(2,175)	$(1,436)	$(3,915)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	76	—	(11)
Total other comprehensive income (loss)	—	76	—	(11)
Total comprehensive income (loss)	$1,328	$(2,099)	$(1,436)	$(3,926)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,436)	$(3,915)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,148	666
Stock-based compensation	740	731
Loss (gain) on sale of fixed assets	3	(9)
Restructuring	235	149
Deferred taxes	—	(1,993)
Exchange rate loss	61	1
Changes in assets and liabilities:
Accounts receivable	(10,455)	(234)
Inventories	(402)	243
Prepaid expenses and other current assets	340	(701)
Other assets and liabilities	121	(292)
Deferred revenue	(1,179)	(77)
Accounts payable and accrued expenses	3,117	(349)
Accrued compensation	1,380	(87)
Net cash provided by (used in) operating activities	(4,327)	(5,867)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	19,231	8,129
Maturities of other short-term investments	3,189	4,836
Purchases of held-to-maturity short-term debt securities	(9,408)	(17,963)
Purchases of other short-term investments	(983)	(3,679)
Purchases of property and equipment	(234)	(171)
Acquisitions, net of cash acquired	(28,945)	(2,524)
Proceeds from sale or disposal of fixed assets	—	15
Changes in restricted cash	2,040	2,613
Net cash provided by (used in) investing activities	(15,110)	(8,744)
Cash flows from financing activities:
Purchases of treasury stock	(297)	(9,826)
Proceeds from stock options exercised	269	29
Net cash provided by (used in) financing activities	(28)	(9,797)
Gain (loss) of exchange rate changes on cash	(17)	3
Net increase (decrease) in cash and cash equivalents	(19,482)	(24,405)
Cash and cash equivalents, beginning of period	88,233	120,832
Cash and cash equivalents, end of period	$68,751	$96,427
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
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. ("CGPS"), a wholly owned subsidiary of ConferencePlus (collectively, "ConferencePlus") to Arkadin, Inc. for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The Company subsequently agreed to extend the escrow with a final settlement in the third quarter of fiscal year 2014. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to impending claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. In the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, $1.6 million , $0.5 million, and $1.5 million, respectively, of the escrow were released with $2.8 million returned to the Company and $0.8 million paid to Arkadin. The escrow amounts have been classified as Restricted cash on the Condensed Consolidated Balance Sheets as of September 30, 2013, and March 31, 2013.
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
As part of the agreement, the Company agreed to indemnify NETGEAR following the closing of the sale against specified losses in connection with the CNS business and generally retain responsibility for various legal liabilities that may accrue. In the three months ended December 31, 2012, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the asset purchase agreement covering the CNS asset sale for $0.9 million.  Prior to fiscal year 2013, the Company recorded a $0.4 million contingency reserve for this claim at the time of the sale and recorded an additional expense of $0.5 million during the three months ended September 30, 2012.
The Company discontinued the operations of the CNS segment in the first quarter of fiscal year 2014. The Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2012, has been restated to present the operating results of the CNS segment as discontinued operations. The Condensed Consolidated Statements of Cash Flows include discontinued operations.
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2013, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2014.
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
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). Prior to ASU 2013-11, Topic 740, Income Taxes, did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate that diversity in practice in the presentation of unrecognized tax benefits in those cases. ASU 2013-11 generally requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective for the first quarter of fiscal year 2014, the Company elected the early adoption of this provision with retrospective application. As a result, the Condensed Consolidated Balance Sheet as of March 31, 2013, reflects an adjustment to the previously issued audited financial statements to reclassify $2.7 million of unrecognized tax benefits from tax contingency reserve long-term to deferred income taxes non-current. This balance sheet reclassification had no impact on the historical condensed consolidated statements of operations or accumulated defecit.
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
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion. Revenue from maintenance agreements is recognized ratably over the service period.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

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
The results of Kentrox's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. Kentrox contributed $16.1 million and $28.1 million to revenue and $3.9 million and $4.4 million to operating income in the three and six months ended September 30, 2013, respectively. Operating income reflects amortization of intangibles based on the estimated fair value.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Kentrox acquisition had occurred on April 1, 2012.

(in thousands)	Six months ended September 30, 2013	Six months ended September 30, 2012
Revenue	$53,253	$35,290
Operating income (loss)	$1,932	$(8,628)
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

In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for intangible assets and deferred taxes are pending finalization of valuation efforts. During the three months ended September 30, 2013, the Company obtained new information regarding the acquisition date fair value of certain assets acquired and liabilities assumed that resulted in a $54,000 increase to goodwill in the quarter. The most significant adjustment was a result of a change in estimate on the life of the trade name, from indefinite to 7 years. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the Kentrox acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the April 1, 2013, acquisition date:

(in thousands)
Cash	$2,355
Inventory	5,045
Accounts receivable	4,325
Assets available-for-sale	1,044
Other assets	882
Intangible assets	15,980
Deferred revenue	(2,963)
Accounts payable and accruals	(3,393)
Goodwill	8,025
Total consideration	$31,300
The fair value of intangible assets is as follows:

(in thousands)	Fair Value	Life in years
Backlog	$1,440	1
Customer relationships	8,960	10
Trade name	1,170	7
Developed technology	4,410	9
Total intangible assets	$15,980
Intangibles will be amortized over the consumption period based on expected cash flows from the underlying intangible asset. The expected amortization by fiscal year is as follows:

	2014	2015	2016	2017	2018	Thereafter
Intangible amortization expense	$3,268	$2,390	$2,107	$1,857	$1,654	$4,704
ANTONE Business Acquisition
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualified as a business combination and is accounted for using the acquisition method of accounting.

The results of ANTONE’s operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported as part of the Westell segment.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles are being amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the ANTONE acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes. In the fourth quarter of fiscal year 2013, the Company's annual goodwill test concluded that this goodwill, which was evaluated on the basis of the Westell reporting segment as a whole, was impaired and recorded as a charge to Results of Operation in that quarter.
The following table summarizes the fair values of the assets and liabilities assumed on the May 15, 2012, acquisition date:

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
Note 3. Restructuring Charge
Kentrox Restructuring
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who will exit the business after a period of time. The Company recognized restructuring expense of $169,000 and $235,000 in the three and six months ended September 30, 2013, respectively, for retention awards and severance for these transitional employees. The total cost of this action is anticipated to be approximately $276,000. The restructuring is expected to be completed during the fourth quarter of fiscal year 2014.
As of September 30, 2013, the unpaid restructuring accrual balance of $95,000 is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.
Noran Tel Restructuring
In fiscal year 2013, the Company completed the relocation of the majority of its Noran Tel operations in Regina, Canada to the Company's location in Aurora, Illinois, with the intent to optimize operations (the "Noran Tel relocation"). In the three and six months ended September 30, 2012, the Company recognized restructuring expense of $57,000 and $149,000, respectively, for personnel costs related to severance and other relocation costs for the Noran Tel relocation. There were no related expenses in the three or six months ended September 30, 2013. The total cost of this action was $424,000, of which $149,000 and $275,000 was recorded in fiscal years 2013 and 2012, respectively. The relocation was completed during the quarter ended September 30, 2012. All actions under the Noran Tel relocation are complete and have been paid.

Total restructuring charges and their utilization for the six months ended September 30, 2013, are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	235	—	235
Paid	(146)	—	(146)
Liability at September 30, 2013	$95	$—	$95

Note 4. Interim Segment Information
Westell’s Chief Executive Officer is the chief operating decision maker (“CODM”). In the first quarter of fiscal 2014, the Company revised its segment reporting structure to realign internal reporting as a result of the Kentrox acquisition and the discontinued operations of the CNS segment. In the second quarter of fiscal year 2014, the CODM further refined the structure and defined segment profit as gross profit less research and development expenses because of the integration of sales and marketing and general and administrative functions. In order to provide information that is comparable year to year, fiscal 2013 segment information has been restated to reflect the new segment profit measurement and the required reallocation of G&A costs previously allocated to the discontinued CNS segment. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
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
Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices ("NIDs") for time-division multiplexing/synchronous optical networks ("TDM/SONET") and service demarcation; span powering equipment; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; signal conditioning and monitoring products for distributed antenna systems ("DAS"); wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. The Westell segment customer base is highly concentrated and comprised primarily of major telecommunications service providers including local exchange carriers ("LECs") (“telephone companies”), independent operating domestic local exchange carriers ("IOCs"), multiple system operators ("MSOs"), and public telephone administrations located in North America.

Segment information for the three and six months ended September 30, 2013, and 2012 is set forth below:

	Three months ended September 30, 2013
(in thousands)	Kentrox	Westell	Total
Revenue	$16,103	$13,857	$29,960
Cost of goods sold	7,995	9,542	17,537
Gross profit	8,108	4,315	12,423
Gross margin	50.4%	31.1%	41.5%
Research and development	858	1,761	2,619
Segment profit	$7,250	$2,554	9,804
Operating expenses:
Sales and marketing			3,886
General and administrative			3,226
Intangible amortization			1,229
Restructuring			169
Operating income (loss)			1,294
Other income (expense)			98
Income tax benefit (expense)			(68)
Net income (loss) from continuing operations			$1,324

		Three months ended September 30, 2012
(in thousands)		Westell	Total
Revenue		$9,854	$9,854
Cost of goods sold		6,405	6,405
Gross profit		3,449	3,449
Gross margin		35.0%	35.0%
Research and development		1,480	1,480
Segment profit		$1,969	1,969
Operating expenses:
Sales and marketing			1,831
General and administrative			2,123
Intangible amortization			210
Restructuring			57
Operating income (loss)			(2,252)
Other income (expense)			7
Income tax benefit (expense)			677
Net income (loss) from continuing operations			$(1,568)

	Six months ended September 30, 2013
(in thousands)	Kentrox	Westell	Total
Revenue	$28,107	$24,309	$52,416
Cost of goods sold	14,780	16,437	31,217
Gross profit	13,327	7,872	21,199
Gross margin	47.4%	32.4%	40.4%
Research and development	1,845	3,473	5,318
Segment profit	$11,482	$4,399	15,881
Operating expenses:
Sales and marketing			7,304
General and administrative			6,798
Intangible amortization			2,851
Restructuring			235
Operating income (loss)			(1,307)
Other income (expense)			(32)
Income tax benefit (expense)			(87)
Net income (loss) from continuing operations			$(1,426)

		Six months ended September 30, 2012
(in thousands)		Westell	Total
Revenue		$19,272	$19,272
Cost of goods sold		13,050	13,050
Gross profit		6,222	6,222
Gross margin		32.3%	32.3%
Research and development		2,997	2,997
Segment profit		$3,225	3,225
Operating expenses:
Sales and marketing			3,706
General and administrative			4,702
Intangible amortization			418
Restructuring			149
Operating income (loss)			(5,750)
Other income (expense)			91
Income tax benefit (expense)			1,924
Net income (loss) from continuing operations			$(3,735)

Asset information, although available, is not reported to or used by the CODM.

Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2013	March 31, 2013
Raw materials	$8,302	$6,252
Finished goods and sub-assemblies	9,368	5,971
Total inventories	$17,670	$12,223
Note 6. Stock-Based Compensation

The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (“RSUs”) and performance stock units ("PSUs"), excluding the impact of discontinued operations, during the three and six months ended September 30, 2013, and 2012:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$389	$343	$740	$718
Income tax expense	—	—	—	—
Total stock-based compensation expense after taxes	$389	$343	$740	$718
The stock option, restricted stock and restricted stock unit awards granted in the six months ended September 30, 2013, vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the six months ended September 30, 2013 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2013	2,114,446	$2.07	2.8	$868
Granted	630,000	2.45
Exercised	(208,185)	1.29
Forfeited	(2,333)	1.63
Expired	(25,400)	3.65
Outstanding on September 30, 2013	2,508,528	$2.22	3.5	$3,106

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the six months ended September 30, 2013, was $0.91 per share.
Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	738,500	$1.65
Granted	70,000	2.01
Vested	(348,000)	1.49
Forfeited	(63,000)	1.43
Non-vested as of September 30, 2013	397,500	$1.88
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	875,000	$2.68
Granted	752,000	2.72
Vested	(167,500)	3.03
Forfeited	(150,000)	2.64
Non-vested as of September 30, 2013	1,309,500	$2.66

PSUs
PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for fiscal years 2014 through 2017. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	—	$—
Granted, at target	285,000	2.45
Vested	—	—
Forfeited	—	—
Non-vested as of September 30, 2013	285,000	$2.45
Note 7. Product Warranties
Most of the Company’s products carry a limited warranty ranging up to seven years for the products within the Westell segment and typically one year for products within the Kentrox segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $271,000 and $94,000 as of September 30, 2013, and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $54,000 and $58,000 as of September 30, 2013, and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
In the quarter ended September 30, 2012, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. This specific warranty obligation was settled as of June 30, 2013. A corresponding indemnification claim of $303,000 for this warranty obligation was adjusted in the valuation of the contingent consideration related to the ANTONE acquisition (see Notes 2, 10, and 12).
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2013	2012	2013	2012
Total product warranty reserve at the beginning of the period	$214	$236	$152	$243
Warranty reserve from business acquisitions	—	—	54	25
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	—	303	—	303
Warranty expense (reversal)	251	5	270	(5)
Utilization	(140)	(46)	(151)	(68)
Total product warranty reserve at the end of the period	$325	$498	$325	$498
Note 8. Variable Interest Entity and Guarantee
The Company, through Kentrox Inc., has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD ("AKA"). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity ("VIE"). The Company has concluded that it is not the primary beneficiary of AKA and has therefore determined that consolidation is not required.
The Company has $1.1 million of accounts receivables due from AKA and $0.9 million of deferred revenue relating to maintenance contracts due to AKA as of September 30, 2013. The Company also has a guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. The guarantee will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company is in the process of evaluating the fair value of the liability in conjunction with the Kentrox purchase accounting. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 9. Income Taxes
The Company uses an estimated annual effective tax rate based on expected annual income to determine the quarterly provision for income taxes before discrete items. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740 Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized though the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections and historical performance. In fiscal year 2013, the Company determined that the negative evidence outweighed the objectively verifiable positive evidence and recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $68,000 and $87,000 of income tax expense in the three and six months ended September 30, 2013, respectively, using an effective income tax rate of (6.5)%. The expense resulted primarily from a state tax based on gross margin, not pre-tax income.
In the three and six months ended September 30, 2012, the Company recorded a net tax benefit of $677,000 and $1.9 million, respectively, which resulted from an estimated annual effective tax rate of 34.0% for the fiscal year plus the effects of a discrete item. For the six months ended September 30, 2012, there was $181,000 of discrete tax expense resulting primarily from the deferred impact of estimated changes in state apportionment factors and from tax shortfalls related to settlements of share-based compensation. An income tax benefit of $382,000 and $108,000 was included in discontinued operations for the three and six months ended September 30, 2012, respectively.
Note 10. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration increased $5.0 million in the six months ended September 30, 2013, to $24.0 million, from $19.0 million at March 31, 2013. The Kentrox segment accounted for $2.9 million of the increase. The Westell segment increase resulted primarily from cell site and DAS product purchase obligations.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2013, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$12,816	$—	$—	$—	$—	$—	$12,816
Future minimum operating lease payments	2,700	2,121	2,152	1,630	—	—	8,603
Contingent consideration	1,323	1,177	35	—	—	—	2,535
Future obligations and commitments	$16,839	$3,298	$2,187	$1,630	$—	$—	$23,954
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
As of September 30, 2013, and March 31, 2013, the Company had total contingency reserves of $0.9 million and $1.7 million, respectively, related to certain intellectual property and indemnification claims. The contingency reserves related to the discontinued operations of ConferencePlus and are classified as Accrued expenses on the Condensed Consolidated Balance Sheets. In the six months ended September 30, 2013, the Company paid $0.8 million relating to an indemnification claim.
Additionally, the Company had a contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of September 30, 2013, and March 31, 2013, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $2.5 million and $2.3 million, respectively (see Notes 7 and 12).
Note 11. Short-term Investments
The following table presents short-term investments as of September 30, 2013, and March 31, 2013:

(in thousands)	September 30, 2013	March 31, 2013
Certificates of deposit	$1,476	$3,682
Held-to-maturity, pre-refunded municipal bonds	10,844	20,667
Total short-term investments	$12,320	$24,349
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

The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$61,734	$61,734	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,323	—	—	$1,323	Contingent consideration
Contingent consideration, non-current	$1,212	—	—	$1,212	Contingent consideration non-current

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
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment may range from $0 to $2.7 million.
The fair value measurement of contingent consideration as of September 30, 2013, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Estimated earn-out contingent consideration	$3,500
Working capital and other adjustment	(444)
Indemnification related to warranty claims	(303)
Discount rate	7.5%
Approximate timing of cash flows	2.36 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2013	$2,333
Contingent consideration – payments	—
Contingent consideration – change in fair value in G&A expense	202
Balance as of September 30, 2013	$2,535
Note 13. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the “August 2011 authorization”). During the three and six months ended September 30, 2012, approximately 2.1 million and 4.2 million shares were repurchased under the August 2011 authorization with a weighted-average per share purchase price of $2.24 and $2.25, respectively. There were no shares repurchased under this August 2011 authorization during the six months ended September 30, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of September 30, 2013.
Additionally, in the six months ended September 30, 2013, and 2012, the Company repurchased 147,274 and 124,404 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $2.02 and $2.36 per share, respectively.
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

The following table represents the operating results of the CNS discontinued operations:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue from discontinued operations	$—	$68	$—	$1,180
Operating profit (loss) discontinued operations	$4	$(989)	$(10)	$(288)

ConferencePlus Discontinued Operations
In fiscal year 2012, ConferencePlus, which was sold on December 31, 2011, was reported as discontinued operations.

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
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, multi-carrier power amplifier boosters, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualified as a business combination and is accounted for using the acquisition method of accounting.
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
The Westell segment designs, distributes, markets and services a broad range of carrier-class products. The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices ("NIDs") for time-division multiplexing/synchronous optical networks ("TDM/SONET") and service demarcation; span powering equipment; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; signal conditioning and monitoring products for distributed antenna systems ("DAS"); wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration (“CSI”) services. The Westell segment customer base is highly concentrated and comprised primarily of major telecommunications service providers including local exchange carriers ("LECs")

(“telephone companies”), independent operating domestic local exchange carriers ("IOCs"), multiple system operators ("MSOs"), and public telephone administrations located in North America.
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
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2013, and 2012 by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Kentrox	$16,103	NA	$16,103	$28,107	NA	$28,107
Westell	13,857	9,854	4,003	24,309	19,272	5,037
Consolidated revenue	$29,960	$9,854	$20,106	$52,416	$19,272	$33,144
Kentrox revenue was $16.1 million and $28.1 million in the three and six months ended September 30, 2013, respectively. Kentrox revenue was subject to purchase accounting adjustments which effectively reduced revenue by $0.4 million and $1.1 million to fair value the performance obligation related to deferred revenue in the three and six months ended September 30, 2013, respectively.
Westell revenue increased 41% and 26% in the three and six month periods ended September 30, 2013, respectively, compared to the same periods in the prior fiscal year. The increases are due primarily to sales of new products for wireless networks, including distributed antenna systems (“DAS”) products, and tower-mounted amplifiers. These new products accounted for 51% and 37% of the Westell segment revenue in the quarter and six months ended September 30, 2013, respectively. TDM/SONET, the segment's legacy products, decreased 20% and 21% from the same quarter and six month periods last year, respectively. This decrease is a result of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending through the management of inventory levels and reuse of decommissioned products.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2013	2012	Change	2013	2012	Change
Kentrox	50.4%	NA	50.4%	47.4%	NA	47.4%
Westell	31.1%	35.0%	(3.9)%	32.4%	32.3%	0.1%
Consolidated gross margin	41.5%	35.0%	6.5%	40.4%	32.3%	8.1%
Gross margin in the Kentrox segment was 50.4% and 47.4% in the three and six months ended September 30, 2013. Gross margins in the three and six months ended September 30, 2013, were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.4 million and $1.1 million, respectively, and inventory valuation step-up of $0.5 million and $1.2 million, respectively.
Gross margin in the Westell segment decreased 3.9% in the three month period ended September 30, 2013, compared to the same period in the prior year. Gross margin in the Westell segment was relatively flat in the six month period ended September 30, 2013, compared to the same period in the prior year. Fiscal year 2014 gross margin was negatively impacted by higher excess and obsolete inventory charges offset in part by higher absorption of overhead costs. Excess and obsolete inventory expense was $1.0 million and $1.2 million in the three and six month periods ended September 30, 2013, respectively, compared to $0.1 million and $0.6 million in the same periods in the prior year and resulted primarily from the continued shift in technology in the segment's legacy products from T1 to Ethernet.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated sales and marketing expense	$3,886	$1,831	$2,055	$7,304	$3,706	$3,598
Sales and marketing expense increased in the current fiscal year compared to the same periods in the prior year primarily due to the acquisition of Kentrox, which accounted for $1.8 million and $3.2 million of expense in the three and six months ended September 30, 2013, respectively. The remaining increase resulted predominantly from increased commission and warranty expense.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Kentrox	$858	NA	$858	$1,845	NA	$1,845
Westell	1,761	1,480	281	3,473	2,997	476
Consolidated research and development expense	$2,619	$1,480	$1,139	$5,318	$2,997	$2,321
Research and development expense in the Kentrox segment was $0.9 million and $1.8 million in the three and six months ended September 30, 2013.
Research and development expenses in the Westell segment increased by 19% and 16% in the three and six months ended September 30, 2013, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to the increased investment in cell site, DAS and Ethernet product development.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated general and administrative expense	$3,226	$2,123	$1,103	$6,798	$4,702	$2,096
General and administrative expenses increased in the three and six months ended September 30, 2013, compared to the same periods in the prior fiscal year due to the acquisition of Kentrox, which accounted for $0.5 million and $1.5 million of expense in the three and six months ended September 30, 2013, respectively. In addition, overall general and administrative expense increased compared to the same periods in the prior fiscal year resulting primarily from higher bonus attainment which attributed to $0.4 million more expense in the three and six months ended September 30, 2013, compared to the same period in the prior fiscal year.
Restructuring The Company recorded restructuring charges of $169,000 and $235,000 in the three and six months ended September 30, 2013, respectively, related to termination and retention awards for transitional employees associated with Kentrox. Additional charges are anticipated in fiscal year 2014 as retention awards accrue over the time of service. The Company recorded restructuring charges of $57,000 and $149,000 in the three and six months ended September 30, 2012, related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL.

Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated intangible amortization	$1,229	$210	$1,019	$2,851	$418	$2,433
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in the current year amortization expense was due primarily to the April 1, 2013, acquisition of Kentrox.
Other income (expense)

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated other income (expense)	$98	$7	$91	$(32)	$91	$(123)
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The three months ended September 30, 2013, had $71,000 of foreign currency gains and the six months ended September 30, 2013, had $81,000 of foreign currency losses related primarily to the receivables denominated in Australian currency. Foreign currency impacts were not significant in the fiscal year 2013 periods. Interest income is lower in fiscal year 2014 compared to fiscal year 2013 due to lower cash and investment balances.
Income tax benefit (expense) The Company recorded $68,000 and $87,000 of income tax expense in the three and six months ended September 30, 2013, respectively, using an effective income tax rate of (6.5)%. The expense resulted primarily from a state tax based on gross margin, not pre-tax income.
In the three and six months ended September 30, 2012, the Company recorded a net tax benefit of $677,000 and $1.9 million respectively, which resulted from an estimated annual effective tax rate of 34.0% for the fiscal year plus the effects of a discrete item. For the six months ended September 30, 2012, there was $181,000 of discrete tax expense resulting primarily from the deferred impact of estimated changes in state apportionment factors and from tax shortfalls related to settlements of share-based compensation. An income tax benefit of $382,000 and $108,000 was included in discontinued operations for the three and six months ended September 30, 2012, respectively.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the CNS segment.
Net income (loss) Net income was $1.3 million in the three months ended September 30, 2013, and net loss was $1.4 million in the six months ended September 30, 2013, compared to net loss of $2.2 million and $3.9 million in the three and six months ended September 30, 2012, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2013, the Company had $68.8 million in cash and cash equivalents and $12.3 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds. At September 30, 2013, the Company also had $0.5 million of restricted cash held in escrow relating to the sale of ConferencePlus.
The Company does not have any outstanding debt, nor does it have material commitments for capital expenditure requirements, balloon payments, or other payments due on long-term obligations. Off-balance sheet arrangements of the Company include the guarantee described in Note 8 of the Condensed Consolidated Financial Statements and standard operating leases.
Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $5.0 million in the six months ended September 30, 2013, to $24.0 million, up from $19.0 million at March 31, 2013. The Kentrox segment accounted for $2.9 million of the increase. The Westell segment increase resulted primarily from cell site and DAS product purchase obligations. As of September 30, 2013, the Company had a contingent liability of $0.9 million related to certain intellectual property and indemnification claims related to the ConferencePlus discontinued operations.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2013, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$12,816	$—	$—	$—	$—	$—	$12,816
Future minimum operating lease payments	2,700	2,121	2,152	1,630	—	—	8,603
Contingent consideration	1,323	1,177	35	—	—	—	2,535
Future obligations and commitments	$16,839	$3,298	$2,187	$1,630	$—	$—	$23,954
Cash Flows
The Company’s operating activities used cash of $4.3 million in the six months ended September 30, 2013, which resulted primarily from a $1.4 million net loss, $3.9 million of amortization, depreciation and stock-based compensation expense, and a $7.1 million increase in net working capital. The Company’s investing activities used cash of $15.1 million, which resulted primarily from the purchase of Kentrox for $28.9 million in cash offset by net sales of short-term investments of $12.0 million and the release of $2.0 million of restricted cash. In the six months ended September 30, 2013, the Company’s financing activities used $28,000 of cash for the purchase of treasury stock offset by proceeds received from stock options exercised.
As of September 30, 2013, the Westell segment had deferred tax assets of approximately $39.2 million before a valuation allowance of $36.5 million and a $2.7 million tax contingency reserve related to uncertain tax positions. The Westell segment's federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion. Revenue from maintenance agreements is recognized ratably over the service period.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of September 30, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, except as follows:
Foreign Currency Risk
The Company’s newly acquired Kentrox subsidiary located in Dublin, Ohio had approximately 9% of its revenue denominated in Australian currency in the six months ended September 30, 2013. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at September 30, 2013, the impact would have been approximately $113,000 decrease in pretax earnings reported in the Company’s consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than described below.
On April 1, 2013, the Company acquired Kentrox and, as a result, the Company continues to integrate the processes and controls relating to Kentrox into the Company’s existing system of internal control over financial reporting.  Specific controls for the acquired business are also in place.  The Company expects to complete the integration of Kentrox’s operations into its control processes in fiscal year 2014.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 7, 2013	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.