Form 10-Q
period 2013-12-31
WESTELL TECHNOLOGIES INC
filed 2014-02-04
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 15, 2014:
Class A Common Stock, $0.01 Par Value – 45,443,602 shares
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
Trademarks
The following terms used in this filing are our trademarks: Homecloud®, Kentrox®, Optima Management System®, WESTELL TECHNOLOGIES™, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$69,649	$88,233
Restricted cash	—	2,500
Short-term investments	17,159	24,349
Accounts receivable (net of allowance of $20 and $10 at December 31, 2013, and March 31, 2013, respectively)	12,357	6,689
Inventories	20,544	12,223
Prepaid expenses and other current assets	1,991	1,804
Assets available-for-sale	1,044	—
Total current assets	122,744	135,798
Property and equipment, gross	17,689	17,336
Less accumulated depreciation and amortization	(16,422)	(16,255)
Property and equipment, net	1,267	1,081
Goodwill	8,025	—
Intangible assets, net	17,447	5,063
Other non-current assets	435	495
Total assets	$149,918	$142,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,471	$4,126
Accrued expenses	2,535	2,957
Accrued compensation	2,994	996
Contingent consideration	1,793	—
Deferred revenue	236	—
Total current liabilities	14,029	8,079
Deferred revenue non-current	738	—
Tax contingency reserve non-current	40	33
Contingent consideration non-current	785	2,333
Other non-current liabilities	1,068	915
Total liabilities	16,660	11,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	454	450
Outstanding – 45,424,852 and 44,969,841 shares at December 31, 2013, and March 31, 2013, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both December 31, 2013, and March 31, 2013
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	408,643	406,638
Treasury stock at cost – 17,122,170 and 16,969,296 shares at December 31, 2013, and March 31, 2013, respectively	(34,165)	(33,848)
Cumulative translation adjustment	608	608
Accumulated deficit	(242,421)	(242,910)
Total stockholders’ equity	133,258	131,077
Total liabilities and stockholders’ equity	$149,918	$142,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenue	$25,236	$8,873	$77,652	$28,145
Cost of goods sold	13,001	5,783	44,218	18,833
Gross profit	12,235	3,090	33,434	9,312
Operating expenses:
Sales and marketing	3,508	1,862	10,812	5,568
Research and development	2,527	1,375	7,845	4,372
General and administrative	3,402	2,135	10,200	6,837
Restructuring	38	—	273	149
Intangible amortization	737	234	3,588	652
Total operating expenses	10,212	5,606	32,718	17,578
Operating income (loss)	2,023	(2,516)	716	(8,266)
Other income (expense)	(31)	43	(63)	134
Income (loss) before income taxes and discontinued operations	1,992	(2,473)	653	(8,132)
Income tax benefit (expense)	(38)	1,295	(125)	3,219
Net income (loss) from continuing operations	1,954	(1,178)	528	(4,913)
Discontinued Operations (Note 14):
Income (loss) from discontinued operations, net of tax benefit of $0 for the three and nine months ended December 31, 2013, and $990 and $1098 for the three and nine months ended December 31, 2012, respectively	(29)	(787)	(39)	(967)
Net income (loss)	$1,925	$(1,965)	$489	$(5,880)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.03	$(0.02)	$0.01	$(0.08)
Basic net income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) per share	$0.03	$(0.03)	$0.01	$(0.10)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.03	$(0.02)	$0.01	$(0.08)
Diluted net income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Diluted net income (loss) per share	$0.03	$(0.03)	$0.01	$(0.10)
Weighted-average number of common shares outstanding:
Basic	58,834	58,693	58,678	60,541
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options*	1,816	—	1,087	—
Diluted	60,650	58,693	59,765	60,541
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* The Company had 43 thousand and 85 thousand shares represented by options for the three and nine months ended December 31, 2013, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net income (loss)	$1,925	$(1,965)	$489	$(5,880)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(11)
Total other comprehensive income (loss)	—	—	—	(11)
Total comprehensive income (loss)	$1,925	$(1,965)	$489	$(5,891)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$489	$(5,880)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,034	1,023
Stock-based compensation	1,293	1,062
Loss (gain) on sale of fixed assets	3	(9)
Restructuring	273	149
Deferred taxes	—	(3,696)
Exchange rate loss	96	2
Changes in assets and liabilities:
Accounts receivable	(1,614)	772
Inventories	(3,276)	(1,286)
Prepaid expenses and other current assets	585	(1,063)
Other assets and liabilities	164	(241)
Deferred revenue	(1,989)	(102)
Accounts payable and accrued expenses	(746)	1,138
Accrued compensation	1,379	(74)
Net cash provided by (used in) operating activities	691	(8,205)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	24,228	12,401
Maturities of other short-term investments	3,682	5,816
Purchases of held-to-maturity short-term debt securities	(19,244)	(24,568)
Purchases of other short-term investments	(1,476)	(4,417)
Purchases of property and equipment	(399)	(320)
Acquisitions, net of cash acquired	(28,945)	(2,524)
Proceeds from sale or disposal of fixed assets	—	15
Changes in restricted cash	2,500	3,347
Net cash provided by (used in) investing activities	(19,654)	(10,250)
Cash flows from financing activities:
Purchases of treasury stock	(319)	(12,642)
Proceeds from stock options exercised	718	85
Net cash provided by (used in) financing activities	399	(12,557)
Gain (loss) of exchange rate changes on cash	(20)	3
Net increase (decrease) in cash and cash equivalents	(18,584)	(31,009)
Cash and cash equivalents, beginning of period	88,233	120,832
Cash and cash equivalents, end of period	$69,649	$89,823
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
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc., including Conference Plus Global Services, Ltd. ("CGPS"), a wholly owned subsidiary of ConferencePlus (collectively, "ConferencePlus") to Arkadin, Inc. for $40.3 million in cash (the “ConferencePlus sale”). Of the total purchase price, $4.1 million was placed in escrow at closing for one year as security for certain indemnity obligations of the Company. The Company subsequently agreed to extend the escrow with a final settlement occurring in the third quarter of fiscal year 2014. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. The escrow has been released with $3.0 million returned to the Company and $1.1 million paid to Arkadin. The escrow amount has been classified as Restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2013.
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
The Company discontinued the operations of the CNS segment in the first quarter of fiscal year 2014. The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2012, has been restated to present the operating results of the CNS segment as discontinued operations. The Condensed Consolidated Statements of Cash Flows include discontinued operations.
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2013, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2014.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the period reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory including excess and obsolete inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible asset fair value, depreciation, income taxes, contingent consideration and contingencies, among other things. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). Prior to ASU 2013-11, Topic 740, Income Taxes, did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate that diversity in practice in the presentation of unrecognized tax benefits in those cases. ASU 2013-11 generally requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective for the first quarter of fiscal year 2014, the Company elected the early adoption of this provision with retrospective application. As a result, the Condensed Consolidated Balance Sheet as of March 31, 2013, reflects an adjustment to the previously issued audited financial statements to reclassify $2.7 million of unrecognized tax benefits from tax contingency reserve long-term to deferred income taxes non-current. This balance sheet reclassification had no impact on the historical condensed consolidated statements of operations or accumulated deficit.
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
The results of Kentrox's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. Kentrox contributed $14.7 million and $42.8 million to revenue and $5.2 million and$9.5 million to operating income in the three and nine months ended December 31, 2013, respectively. Operating income reflects amortization of intangibles based on the estimated fair value.
The following unaudited summary information is presented on a consolidated pro forma basis as if the Kentrox acquisition had occurred on April 1, 2012.

(in thousands)	Nine months ended December 31, 2013	Nine months ended December 31, 2012
Consolidated pro forma revenue	$79,250	$52,548
Consolidated pro forma operating income (loss)	$4,660	$(12,400)
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

In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for deferred taxes are pending finalization of valuation efforts. During the three months ended September 30, 2013, the Company obtained new information regarding the acquisition date fair value of certain assets acquired and liabilities assumed that resulted in a $54,000 increase to goodwill in the quarter. The most significant adjustment was a result of a change in estimate on the life of the trade name, from indefinite to 7 years. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relate to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the Kentrox acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes.
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
Intangibles will be amortized over the consumption period based on expected cash flows from the underlying intangible asset. The expected amortization by fiscal year is as follows:

(in thousands)	2014	2015	2016	2017	2018	Thereafter
Intangible amortization expense	$3,268	$2,390	$2,107	$1,857	$1,654	$4,704
ANTONE Business Acquisition
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualified as a business combination and is accounted for using the acquisition method of accounting.

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
Note 3. Restructuring Charge
Kentrox Restructuring
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who will exit the business after a period of time. The Company recognized restructuring expense of $38,000 and $273,000 in the three and nine months ended December 31, 2013, respectively, for retention awards and severance for these transitional employees. The total cost of this action is anticipated to be approximately $276,000. The restructuring is expected to be completed during the fourth quarter of fiscal year 2014.
As of December 31, 2013, the unpaid restructuring accrual balance of $77,000 is presented on the Condensed Consolidated Balance Sheet within Accrued compensation.
Noran Tel Restructuring
In fiscal year 2013, the Company completed the relocation of the majority of its Noran Tel operations in Regina, Canada to the Company's location in Aurora, Illinois, with the intent to optimize operations (the "Noran Tel relocation"). In the nine months ended December 31, 2012, the Company recognized restructuring expense of $149,000 for personnel costs related to severance and other relocation costs for the Noran Tel relocation. There were no related expenses in the three months ended December 31, 2012 or the three and nine months ended December 31, 2013. The total cost of this action was $424,000. The relocation was completed during the quarter ended September 30, 2012. All actions under the Noran Tel relocation are complete and have been paid.

Total restructuring charges and their utilization for the nine months ended December 31, 2013, are summarized as follows:

(in thousands)	Employee-related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	273	—	273
Paid	(202)	—	(202)
Liability at December 31, 2013	$77	$—	$77

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

Segment information for the three and nine months ended December 31, 2013, and 2012 is set forth below:

	Three months ended December 31, 2013
(in thousands)	Kentrox	Westell	Total
Revenue	$14,705	$10,531	$25,236
Cost of goods sold	5,906	7,095	13,001
Gross profit	8,799	3,436	12,235
Gross margin	59.8%	32.6%	48.5%
Research and development	912	1,615	2,527
Segment profit	$7,887	$1,821	9,708
Operating expenses:
Sales and marketing			3,508
General and administrative			3,402
Restructuring			38
Intangible amortization			737
Operating income (loss)			2,023
Other income (expense)			(31)
Income tax benefit (expense)			(38)
Net income (loss) from continuing operations			$1,954

		Three months ended December 31, 2012
(in thousands)		Westell	Total
Revenue		$8,873	$8,873
Cost of goods sold		5,783	5,783
Gross profit		3,090	3,090
Gross margin		34.8%	34.8%
Research and development		1,375	1,375
Segment profit		$1,715	1,715
Operating expenses:
Sales and marketing			1,862
General and administrative			2,135
Restructuring			—
Intangible amortization			234
Operating income (loss)			(2,516)
Other income (expense)			43
Income tax benefit (expense)			1,295
Net income (loss) from continuing operations			$(1,178)

	Nine months ended December 31, 2013
(in thousands)	Kentrox	Westell	Total
Revenue	$42,812	$34,840	$77,652
Cost of goods sold	20,686	23,532	44,218
Gross profit	22,126	11,308	33,434
Gross margin	51.7%	32.5%	43.1%
Research and development	2,757	5,088	7,845
Segment profit	$19,369	$6,220	25,589
Operating expenses:
Sales and marketing			10,812
General and administrative			10,200
Restructuring			273
Intangible amortization			3,588
Operating income (loss)			716
Other income (expense)			(63)
Income tax benefit (expense)			(125)
Net income (loss) from continuing operations			$528

		Nine months ended December 31, 2012
(in thousands)		Westell	Total
Revenue		$28,145	$28,145
Cost of goods sold		18,833	18,833
Gross profit		9,312	9,312
Gross margin		33.1%	33.1%
Research and development		4,372	4,372
Segment profit		$4,940	4,940
Operating expenses:
Sales and marketing			5,568
General and administrative			6,837
Restructuring			149
Intangible amortization			652
Operating income (loss)			(8,266)
Other income (expense)			134
Income tax benefit (expense)			3,219
Net income (loss) from continuing operations			$(4,913)

Asset information, although available, is not reported to or used by the CODM.

Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2013	March 31, 2013
Raw materials	$9,347	$6,252
Finished goods and sub-assemblies	11,197	5,971
Total inventories	$20,544	$12,223

Note 6. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (“RSUs”) and performance stock units ("PSUs"), excluding the impact of discontinued operations, during the three and nine months ended December 31, 2013, and 2012:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$553	$326	$1,293	$1,044
Income tax expense	—	—	—	—
Total stock-based compensation expense after taxes	$553	$326	$1,293	$1,044
The stock option, restricted stock and restricted stock unit awards granted in the nine months ended December 31, 2013, vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the nine months ended December 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2013	2,114,446	$2.07	2.8	$868
Granted	630,000	2.45
Exercised	(395,885)	1.81
Forfeited	(7,333)	1.57
Expired	(94,100)	5.62
Outstanding on December 31, 2013	2,247,128	$2.08	3.5	$4,465

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the nine months ended December 31, 2013, was $0.91 per share.
Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	738,500	$1.65
Granted	90,000	2.33
Vested	(348,000)	1.49
Forfeited	(63,000)	1.43
Non-vested as of December 31, 2013	417,500	$1.95
RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	875,000	$2.68
Granted	752,000	2.72
Vested	(185,000)	2.74
Forfeited	(156,000)	2.67
Non-vested as of December 31, 2013	1,286,000	$2.66

PSUs
PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for fiscal years 2014 through 2017. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	—	$—
Granted, at target	285,000	2.45
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2013	285,000	$2.45
Note 7. Product Warranties
Most of the Company’s products carry a limited warranty ranging up to seven years for the products within the Westell segment and typically one year for products within the Kentrox segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $284,000 and $94,000 as of December 31, 2013, and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $73,000 and $58,000 as of December 31, 2013, and March 31, 2013, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
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
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2013	2012	2013	2012
Total product warranty reserve at the beginning of the period	$325	$498	$152	$243
Warranty reserve from business acquisitions	—	—	54	25
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	—	—	—	303
Warranty expense (reversal)	73	(11)	343	(16)
Utilization	(41)	(231)	(192)	(299)
Total product warranty reserve at the end of the period	$357	$256	$357	$256
Note 8. Variable Interest Entity and Guarantee
The Company, through Kentrox Inc., has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD ("AKA"). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity ("VIE"). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required.
The Company has $0.2 million of accounts receivables due from AKA and $1.0 million of deferred revenue relating to maintenance contracts due to AKA as of December 31, 2013. The Company also has a guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. The guarantee will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 9. Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740 Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized though the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections and historical performance. In fiscal year 2013, the Company determined that the negative evidence outweighed the objectively verifiable positive evidence and recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $38,000 and $125,000 of income tax expense in the three and nine months ended December 31, 2013, respectively, using an effective income tax rate of 19.1%. The estimate of the annual effective tax rate for the full fiscal year did not result in a reliable estimate for the nine months ended December 31, 2013 and consequently the Company has used the actual effective tax rate for the nine months ended December 31, 2013. The expense resulted primarily from state income tax for Kentrox and a state tax based on gross margin, not pre-tax income.
In the three and nine months ended December 31, 2012, the Company recorded a net tax benefit of $1.3 million and $3.2 million, respectively, which resulted from an estimated annual effective tax rate of 39.6% for the fiscal year plus the effects of a discrete item. For the three and nine months ended December 31, 2012, there was $304,000 and $123,000 of discrete tax benefit, respectively, resulting primarily from the deferred state tax impact of estimated changes in state apportionment factors offset by tax shortfalls related to settlements of share-based compensation. An income tax benefit of $1.0 million and $1.1 million was included in discontinued operations for the three and nine months ended December 31, 2012, respectively.
Note 10. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration increased $1.0 million in the nine months ended December 31, 2013, to $20.0 million, from $19.0 million at March 31, 2013. The Kentrox segment accounted for $0.8 million of the increase. The Westell segment increase resulted primarily from cell site and DAS product purchase obligations.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2013, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$9,297	$—	$—	$—	$—	$—	$9,297
Future minimum operating lease payments	2,774	2,131	2,152	1,086	—	—	8,143
Contingent consideration	1,793	785	—	—	—	—	2,578
Future obligations and commitments	$13,864	$2,916	$2,152	$1,086	$—	$—	$20,018

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
As of December 31, 2013, and March 31, 2013, the Company had total contingency reserves of $0.7 million and $1.7 million, respectively, related to certain intellectual property and indemnification claims. The contingency reserves relate to the discontinued operations of ConferencePlus and are classified as Accrued expenses on the Condensed Consolidated Balance Sheets. In the nine months ended December 31, 2013, the Company paid $1.1 million relating to an indemnification claim.
Additionally, the Company has a contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of December 31, 2013, and March 31, 2013, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $2.6 million and $2.3 million, respectively (see Notes 7 and 12).
Note 11. Short-term Investments
The following table presents short-term investments as of December 31, 2013, and March 31, 2013:

(in thousands)	December 31, 2013	March 31, 2013
Certificates of deposit	$1,476	$3,682
Held-to-maturity, pre-refunded municipal bonds	15,683	20,667
Total short-term investments	$17,159	$24,349
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

The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$55,878	$55,878	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,793	—	—	$1,793	Contingent consideration
Contingent consideration, non- current	$785	—	—	$785	Contingent consideration non-current

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$52,849	$52,849	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, non- current	$2,333	—	—	$2,333	Contingent consideration non-current
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
The fair value measurement of contingent consideration as of December 31, 2013, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
Estimated earn-out contingent consideration	$3,500
Working capital and other adjustment	(444)
Indemnification related to warranty claims	(303)
Discount rate	7.5%
Approximate timing of cash flows	1.86 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2013	$2,333
Contingent consideration – payments	—
Contingent consideration – change in fair value in G&A expense	245
Balance as of December 31, 2013	$2,578
Note 13. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). During the three and nine months ended December 31, 2012, approximately 1.4 million and 5.6 million shares were repurchased under the authorization with a weighted-average per share purchase price of $2.04 and $2.20, respectively. There were no shares repurchased under this authorization during the nine months ended December 31, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2013.
Additionally, in the nine months ended December 31, 2013, and 2012, the Company repurchased 152,874 and 124,404 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $2.08 and $2.36 per share, respectively.
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

ConferencePlus Discontinued Operations
In fiscal year 2012, ConferencePlus, which was sold on December 31, 2011, was reported as discontinued operations. During the three months ended December 31, 2012, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to claims by Arkadin under the indemnity provisions of the purchase sales agreement.

The following table represents the operating results of the CNS and ConferencePlus discontinued operations:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2013	2012	2013	2012
Revenue from discontinued operations	$—	$55	$—	$1,235
Operating profit (loss) discontinued operations	$(29)	$(1,777)	$(39)	$(2,065)

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
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. ("Kentrox") for a purchase price of $30.0 million in cash, plus a $1.3 million working capital adjustment, pursuant to an agreement dated March 15, 2013. The acquisition included cash, inventories, property, intangibles assets, deferred revenue and other operating liabilities. On January 1, 2014, Kentrox was merged with and into Westell, Inc. A description of Kentrox is provided below.
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (“ANTONE”), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the "ANTONE acquisition").  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date.  ANTONE products include high-performance tower-mounted amplifiers, and cell-site antenna sharing products which are sold through the Company's Westell segment. The acquisition qualified as a business combination and is accounted for using the acquisition method of accounting.
The Kentrox segment designs, distributes, markets and services intelligent site management solutions, which provide comprehensive monitoring, management and control of a broad range of devices.  The Company's Kentrox products provide a suite of remote monitoring and control devices, which when combined with its Optima management system, provide a comprehensive, bi-directional site management solution.  The Kentrox solution addresses customer needs such as power management (generator management, battery, fuel, and rectifier monitoring, tenant power metering, etc.), environmental management (HVAC monitoring, energy monitoring and control, aircraft warning light management, and environmental monitoring), security management (access management, asset tampering, and surveillance), and communications management (microwave and distributed antenna systems management).  Customers include major wireless and fixed-line telecommunications carriers, tower providers, cable and broadband network providers, utility companies, and enterprises.  Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe. The prices for the products and services vary based upon volume, customer specifications and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors. The Kentrox segment business is driven by specific customer projects.  The Company believes that two of those customer projects ramped down toward completion in the third quarter of fiscal year 2014 and therefore the Company expects lower revenue from the segment in the fourth quarter of fiscal 2014.

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
In view of the Company’s reliance on the telecommunications market for revenues and the unpredictability of orders that are often driven by customer specific projects and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has historically experienced quarterly fluctuations in customer ordering and purchasing activity that appear to result from seasonal factors, including reductions in order volume and product deliveries for outdoor equipment as colder months approach and occur, and the effects of customer vacation, budgeting and procurement patterns toward the end of the calendar year which may curtail activity.  This seasonality can result in weaker revenue in the third quarter of the fiscal year.  The seasonal effects do not apply consistently and may not always correlate to financial results.  Accordingly, they should not be considered a reliable indicator of our future revenue or results of operations.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2013, and 2012 by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Kentrox	$14,705	NA	$14,705	$42,812	NA	$42,812
Westell	10,531	8,873	1,658	34,840	28,145	6,695
Consolidated revenue	$25,236	$8,873	$16,363	$77,652	$28,145	$49,507
Kentrox revenue was $14.7 million and $42.8 million in the three and nine months ended December 31, 2013, respectively. Kentrox revenue was subject to purchase accounting adjustments which effectively reduced revenue by $0.8 million and $1.9 million to fair value the performance obligation related to deferred revenue in the three and nine months ended December 31, 2013, respectively.
Westell revenue increased 19% and 24% in the three and nine months ended December 31, 2013, respectively, compared to the same periods in the prior fiscal year. The increases are due primarily to sales of new products for wireless networks, including distributed antenna systems (“DAS”) products, and tower-mounted amplifiers. These new products accounted for 31% and 35% of the Westell segment revenue in the quarter and nine months ended December 31, 2013, respectively. TDM/SONET, the segment's legacy products, decreased 24% and 22% from the same quarter and nine month periods last year, respectively. This decrease is a result of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending through the management of inventory levels and reuse of decommissioned products.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2013	2012	Change	2013	2012	Change
Kentrox	59.8%	NA	59.8%	51.7%	NA	51.7%
Westell	32.6%	34.8%	(2.2)%	32.5%	33.1%	(0.6)%
Consolidated gross margin	48.5%	34.8%	13.7%	43.1%	33.1%	10.0%

Gross margin in the Kentrox segment was 59.8% and 51.7% in the three and nine months ended December 31, 2013. Gross margins in the three and nine months ended December 31, 2013, were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.8 million and $1.9 million, respectively, and inventory valuation step-up of $0.1 million and $1.3 million, respectively.
Gross margin in the Westell segment decreased 2.2% in the three month period ended December 31, 2013, compared to the same period in the prior year. Gross margin in the Westell segment was relatively flat in the nine months ended December 31, 2013, compared to the same period in the prior year. Gross margin in the three and nine months ended December 31, 2013 was negatively impacted by higher excess and obsolete inventory charges offset in part by higher absorption of overhead costs. Excess and obsolete inventory expense was $0.3 million and $1.6 million in the three and nine months ended December 31, 2013, respectively, compared to $0.2 million and $0.8 million in the same periods in the prior year and resulted primarily from the continued shift in technology in the segment's legacy products from T1 to Ethernet.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated sales and marketing expense	$3,508	$1,862	$1,646	$10,812	$5,568	$5,244
Sales and marketing expense increased in the current fiscal year compared to the same periods in the prior year primarily due to the acquisition of Kentrox, which accounted for $1.7 million and $4.8 million of expense in the three and nine months ended December 31, 2013, respectively. The remaining increase resulted predominantly from increased commission and expense incurred to complete a Cell Site Optimization marketing plan.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Kentrox	$912	NA	$912	$2,757	NA	$2,757
Westell	1,615	1,375	240	5,088	4,372	716
Consolidated research and development expense	$2,527	$1,375	$1,152	$7,845	$4,372	$3,473
Research and development expense in the Kentrox segment was $0.9 million and $2.8 million in the three and nine months ended December 31, 2013.
Research and development expense in the Westell segment increased by 17% and 16% in the three and nine months ended December 31, 2013, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to the increased investment in cell site, DAS and Ethernet product development.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated general and administrative expense	$3,402	$2,135	$1,267	$10,200	$6,837	$3,363
General and administrative expenses increased in the three and nine months ended December 31, 2013, compared to the same periods in the prior fiscal year due to the acquisition of Kentrox, which accounted for $0.6 million and $2.0 million of expense in the three and nine months ended December 31, 2013, respectively. In addition, overall general and administrative expense increased compared to the same periods in the prior fiscal year resulting primarily from higher bonus attainment which attributed to $0.4 million and $0.8 million more expense in the three and nine months ended December 31, 2013, respectively, compared to the same periods in the prior fiscal year as well as higher professional services expense for audit and tax consulting. The increase in professional services are attributable to the acquisition of Kentrox.
Restructuring The Company recorded restructuring charges of $38,000 and $273,000 in the three and nine months ended December 31, 2013, respectively, related to termination and retention awards for transitional employees associated with the Kentrox acquisition. The Company recorded restructuring charges of $149,000 in the nine months ended December 31, 2012, related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL.

Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated intangible amortization	$737	$234	$503	$3,588	$652	$2,936
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in the current year amortization expense was due primarily to the April 1, 2013, acquisition of Kentrox.
Other income (expense)

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Consolidated other income (expense)	$(31)	$43	$(74)	$(63)	$134	$(197)
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The three months ended December 31, 2013, had $33,000 of foreign currency loss and the nine months ended December 31, 2013 had $114,000 of foreign currency losses related primarily to the receivables denominated in Australian and Canadian currency. Foreign currency impacts were not significant in the fiscal year 2013 periods. Interest income is lower in fiscal year 2014 compared to fiscal year 2013 due to lower cash and investment balances.
Income tax benefit (expense) The Company recorded $38,000 and $125,000 of income tax expense in the three and nine months ended December 31, 2013, respectively, using an effective income tax rate of 19.1%. The estimate of the annual effective tax rate for the full fiscal year did not result in a reliable estimate for the nine months ended December 31, 2013 and consequently the Company has used the actual effective tax rate for the nine months ended December 31, 2013. The expense resulted primarily from state income tax for Kentrox and a state tax based on gross margin, not pre-tax income.
In the three and nine months ended December 31, 2012, the Company recorded a net tax benefit of $1.3 million and $3.2 million respectively, which resulted from an estimated annual effective tax rate of 39.6% for the fiscal year plus the effects of a discrete item. For the three and nine months ended December 31, 2012, there was $304,000 and $123,000 of discrete tax benefit, respectively, resulting primarily from the deferred state tax impact of estimated changes in state apportionment factors offset by tax shortfalls related to settlements of share-based compensation. An income tax benefit of $1.0 million and $1.1 million was included in discontinued operations for the three and nine months ended December 31, 2012, respectively.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the CNS segment.
Net income (loss) Net income was $1.9 million and $0.5 million in the three and nine months ended December 31, 2013, respectively, compared to a net loss of $2.0 million and $5.9 million in the three and nine months ended December 31, 2012, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2013, the Company had $69.6 million in cash and cash equivalents and $17.2 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $1.0 million in the nine months ended December 31, 2013, to $20.0 million, up from $19.0 million at March 31, 2013. The Kentrox segment accounted for $0.8 million of the increase. The Westell segment increase resulted primarily from cell site and DAS product purchase obligations. As of December 31, 2013, the Company had a contingent liability of $0.7 million related to certain intellectual property and indemnification claims related to the ConferencePlus discontinued operations.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2013, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$9,297	$—	$—	$—	$—	$—	$9,297
Future minimum operating lease payments	2,774	2,131	2,152	1,086	—	—	8,143
Contingent consideration	1,793	785	—	—	—	—	2,578
Future obligations and commitments	$13,864	$2,916	$2,152	$1,086	$—	$—	$20,018
Cash Flows
The Company’s operating activities provided cash of $0.7 million in the nine months ended December 31, 2013, which resulted primarily from a $0.5 million net income, $5.3 million of amortization, depreciation and stock-based compensation expense, and a $5.5 million increase in net working capital. The Company’s investing activities used cash of $19.7 million, which resulted primarily from the purchase of Kentrox for $28.9 million in cash offset by net sales of short-term investments of $7.2 million and the release of $2.5 million of restricted cash. In the nine months ended December 31, 2013, the Company’s financing activities provided $0.4 million of cash from proceeds received from stock options exercised offset by the purchase of treasury stock.
As of December 31, 2013, the Company had deferred tax assets of approximately $38.6 million before a valuation allowance of $35.9 million and a $2.7 million tax contingency reserve related to uncertain tax positions excluding the Kentrox acquired deferred balances, which are still under evaluation. The Westell segment's federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company uses estimates of future taxable income to assess the valuation allowance that may be required against deferred tax assets. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of December 31, 2013, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, except as follows:
Foreign Currency Risk
The Company had approximately 4% and 1% of its revenue denominated in Australian currency and Canadian currency, respectively, in the nine months ended December 31, 2013. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at December 31, 2013, the impact would have been an approximately $32,000 decrease in pretax earnings reported in the Company’s consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2013	—	$—	—	$112,741
November 1 - 30, 2013	—	$—	—	$112,741
December 1 - 31, 2013	5,600	$3.9125	—	$112,741
Total	5,600	$3.9125	—	$112,741

(a)
In December 2013, the Company repurchased 5,600 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $3.91 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of December 31, 2013.

Items 3, 4 and 5 are not applicable and have been omitted.
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended
 December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the
 Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of
 Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss);
 (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed
 Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 4, 2014	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended
December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed
Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the
Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed
Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial
Statements.