Form 10-K
period 2014-03-31
WESTELL TECHNOLOGIES INC
filed 2014-05-23
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company),	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2013 (based upon an estimate that 66% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $138 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 14, 2014, 46,003,152 shares of the registrant’s Class A Common Stock were outstanding and 13,937,151 shares of registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2014 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2014, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: AIDIRECTOR®, AIREMOTE®, AISWITCH®, APPLIED INNOVATION®, WESTELL BOXER®, CellPak®, ClearLink™, D-SERV®, eSmartAccess™, Homecloud®, Kentrox®, Optima™, OS Plant Systems®, UDiTTM, WESTELL SHADE®, WESTELL TECHNOLOGIES™, VirtualEdge and Design® and Westell®. All other trademarks appearing in this filing are the property of their holders.
PART I

ITEM 1.	BUSINESS
Overview
Westell Technologies, Inc., (the Company) is a global leader of intelligent site management, in-building wireless, cell site optimization, and outside plant solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The comprehensive set of products and solutions the Company offers enable telecommunication service providers, cell tower operators, and other network operators to reduce operating costs and improve network performance. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high quality, reliable systems.
The Company designs, develops, assembles and markets a wide variety of products and solutions. Intelligent site management solutions include a suite of Remote monitoring and control devices which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. In-building wireless solutions include distributed antenna systems (DAS) interface panels, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. Cell site optimization solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections. Outside plant solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.

Industry Trends and Market Solutions
Intelligent Site Management
Telecommunication service providers and cell tower operators were initially focused on network coverage. Priority then moved to network availability. With the migration to long-term evolution (LTE) and 4th generation (4G) networks, capacity is now a primary concern. With this shifting of requirements to managing faster speeds and higher capacity, more intelligence is moving to the network edge (e.g., cell sites and in-building systems). This has increased the importance of the edge support infrastructure such as environmental controls, power systems, and security.
Our intelligent site management solutions, acquired with the addition of Kentrox on April 1, 2013, provide comprehensive M2M communication, enabling operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:

•	Environmental management: heating, ventilation, and air conditioning (HVAC) monitoring/energy monitoring/control, environmental monitoring, and aircraft warning light (AWL) management.

•	Power management: AC and DC power monitoring, AWL management, battery monitoring, fuel monitoring, generator management, hybrid power management, rectifier monitoring, and tenant power monitoring.

•	Security management: access management, asset tampering, and surveillance management.

•	Communications management: microwave, DAS, and small cell management.
The comprehensive intelligent site management solution features the Kentrox Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before service affecting outages occur.
Our intelligent site management solutions reduce network operating costs; improve network performance, including quality, reliability, and availability; and improve site security.
In-Building Wireless
In-building wireless systems, including DAS and small cell installations, have increased dramatically in the last decade, driven by the trend for voice and data traffic to move from the outdoor macro environment to indoors. Current projections show that approximately 70% of all voice and data traffic is now handled from within buildings. This trend is likely to continue to grow as more people use mobile devices and data-intensive services in areas such as stadiums, universities, airports, and office buildings. As the number of systems and users continues to increase, the greater the demand for a reliable network that can manage the increased coverage and capacity requirements.
Our in-building wireless solutions, which include our internally-developed DAS conditioners and the comprehensive suite of products acquired with the addition of Cellular Specialties, Inc. (CSI) on March 1, 2014, provide wireless service providers with a broad set of solutions to help meet growing market demand. These solutions include:

•
DAS conditioners: These units interconnect the wireless base transceiver system (BTS) to the DAS head-end while conditioning signals. Active systems can also monitor and control RF performance (e.g. the BTS power coming into the DAS). Both our passive and active devices can accommodate all of the major wireless service provider frequency bands, with numerous port configuration options. Our Universal DAS Interface Unit (UDIT), an active, remotely manageable, high density, space saving unit with advanced features like spectrum analysis and tone generators to help test and analyze signal measurement data has just recently been made available.

•
High performance digital repeaters and bi-directional amplifiers (BDAs): These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal to noise performance necessary to optimize wireless service seamlessly throughout a building or structure.

•
System components and antennas: We offer a variety of passive system components (couplers, dividers, and tappers) for use in DAS and in-building wireless systems to direct and condition energy flow for specific frequency bands. We also offer a broad line of antennas to support in-building wireless communication.

•	Co-pilot beacons: This is a location based solution for CDMA signals that facilitates accurate pinpointing the location of E911 calls from mobile devices served by a DAS or other in-building solution.
Our in-building wireless solutions improve network performance, provide real-time monitoring and management to reduce troubleshooting time, and minimize operating and capital costs.
Cell Site Optimization
The expansion of LTE and 4G mobile networks, and the introduction of enhanced wireless services and devices are causing a greater demand for higher network throughput. At the same time, mobile users expect a quality experience every time they use a device, whether in a city or driving in remote areas. This is forcing wireless service providers to optimize their networks by optimizing the cell site coverage area and increasing RF data throughput. Cell site optimization is critical, and TMAs have become increasingly popular to enhance the RF signal performance and improve the end users quality of service, while using the existing network infrastructure.
We provide a comprehensive range of TMAs that enables wireless service providers to improve cell site optimization by boosting the RF signal performance from mobile devices. Our single band and multi band TMAs provide one of the lowest noise figures in the industry, are a highly reliable and proven technology, and provide very low passive intermodulation distortion and bypass loss. In the unlikely event of a TMA failure, it automatically switches to bypass mode, ensuring network availability.
We also provide turnkey services solution for optimizing RF signal performance. From sourcing, configuration, engineering, project management, deployment, turn-up, training, to follow on support, wireless service providers can be ensured a quality and timely implementation to meet their requirements.
Our cell site optimization solutions improve network quality and capacity, expand the coverage area, increase data throughput, and improve the end users wireless experience.
Outside Plant
Building a communications network that can sustain harsh environmental conditions while providing the required reliability to keep customers happy can be a challenge, especially while trying to minimize costs. Whether its an industrial, utility, transportation, or telecommunications network, the connections between devices must effectively, efficiently, and safely carry and process signals throughout the infrastructure (cables, racks, enclosures, power distribution, etc.) while providing remote management capabilities.
We provide a comprehensive range of outside plant solutions to connect nearly any outdoor building or facility, including:

•
Cabinets, Enclosures, and Mountings: Includes outdoor cabinets for sheltering equipment and maintaining proper operating temperature, enclosures for protecting equipment, and prewired mountings to accommodate plug-in cards.

•	SONET/TDM Solutions: Includes network interface devices with performance monitoring features, line repeaters, and protection panels.

•	Power Distribution: Includes fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds.

•
Copper/Fiber Connectivity: A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.

•
Ethernet Solutions: Includes industrial-hardened, multiport, remotely-managed Ethernet switches with a variety of port count and connectivity options (both fiber and copper), including models with advanced powering and site telemetry features.

•	Systems Integration Services: A one-stop shop for complete turnkey solutions of customer-specified equipment installed in the Company’s cabinet or enclosure.
Our outside plant solutions help service providers reduce operating costs, increase network quality and availability, improve time to market, and minimize capital costs while improving technician efficiency.
Segment Reporting
2014 Segment Reporting
While we market our products and solutions under the four areas outlined above, in fiscal year 2014, we operated and managed our business in three segments - Westell, Kentrox, and CSI - and therefore reported results for each of these three segments.

Westell Segment
The Westell segment consisted of all product offerings under our cell site optimization and outside plant network solutions, as well as our internally-developed passive DAS interface panels. For fiscal year 2014, Westell segment product offerings were developed at the Company’s design centers in Aurora, Illinois; Goleta, California; and Regina, Canada; and operations were managed centrally at our Aurora facility where all products were assembled, tested, packaged, and shipped to customers.
Kentrox Segment
The Kentrox segment consisted of our intelligent site management solutions, which were acquired with the Kentrox acquisition on April 1, 2013. For fiscal year 2014, Kentrox segment product and service offerings were developed primarily at the Company’s design center in Dublin, Ohio, where Kentrox was previously headquartered, and operations were managed centrally at the Dublin facility where all products were assembled, tested, packaged, and shipped to customers.
CSI Segment
The CSI segment included our in-building wireless solutions acquired with the CSI acquisition on March 1, 2014. For fiscal year 2014, CSI segment products were developed at the Company’s design center in Manchester, New Hampshire, where CSI is headquartered, and operations were managed centrally at the Manchester facility where all products were assembled, tested, packaged, and shipped to customers.
Segment financial information for fiscal years 2014, 2013 and 2012 is set forth in the Notes to the Consolidated Financial Statements.
2015 Segment Reporting
Due to the full integration of Kentrox into Westell, and the recent CSI acquisition, beginning in the first quarter of fiscal year 2015, we are operating and managing our business in two segments as follows:
Communication Solutions Group (CSG) Segment
The CSG segment consists of all product offerings under our intelligent site management, cell site optimization, and outside plant solutions. CSG segment products and solutions are developed at the Company’s design centers in Dublin, Ohio; Aurora, Illinois; Goleta, California; and Regina, Canada. The CSG operations are managed centrally at our Aurora facility where products are assembled, tested, packaged, and shipped to customers. The day-to-day performance of the CSG segment is the responsibility of Company management located in Aurora.
In-Building Wireless (IBW) Segment
The IBW segment consists of all the product offerings under our in-building wireless solutions, which include the comprehensive suite of products and solutions acquired with the addition of CSI, as well as our internally developed DAS interface panels. IBW segment products and solutions are developed at the Company’s design center in Manchester, New Hampshire. IBW operations are managed centrally at our Manchester facility where products other than our internally developed DAS panels, are assembled, tested, packaged, and shipped to customers. Our internally developed DAS panels are assembled, tested, packaged, and shipped from Aurora. The day-to-day performance of the IBW segment is the responsibility of Company management located in Manchester.
Recent Acquisitions and Divestitures
Acquisition of Cellular Specialties, Inc.
On March 1, 2014, the Company acquired 100% of Cellular Specialties, Inc. (CSI) stock for $39.0 million in cash, subject to working capital adjustments and escrow provisions. CSI, based in Manchester, New Hampshire, is an industry leader in the design and development of in-building wireless solutions including products for distributed antenna systems (DAS) installations, high-performance digital repeaters, and system components and antennas. The assets and liabilities acquired and the results of operations relating to CSI are included in the Company's Consolidated Financial Statements from the date of acquisition.

Acquisition of Kentrox, Inc.
On April 1, 2013, the Company acquired 100% of Kentrox, Inc. stock for $30.0 million in cash, subject to working capital adjustments and escrow provisions.  Kentrox, based in Dublin, Ohio, is a worldwide leader in intelligent site management solutions, providing comprehensive M2M communications that enable operators to remotely monitor, manage, and control site support systems, reducing their operating costs while improving site performance and security. The assets and liabilities acquired and the results of operations relating to Kentrox are included in the Company's Consolidated Financial Statements from the date of acquisition.
Acquisition of certain assets and liabilities of ANTONE Wireless Corporation
On May 15, 2012, the Company acquired certain assets and liabilities of the ANTONE Wireless Corporation, based in Goleta, California, including rights to ANTONE products, for $2.5 million in cash, subject to working capital adjustments, plus contingent cash consideration of up to $3.5 million. The acquisition included inventories, property and equipment, contract rights, intangible assets, and certain specified operating liabilities that existed at the acquisition date. ANTONE products included tower mounted amplifiers (TMAs) and antenna sharing products. The contingent cash consideration is based upon profitability of the acquired products through June 30, 2016. The assets and liabilities acquired and the results of operations relating to ANTONE are included in the Company's Consolidated Financial Statements from the date of acquisition.
Divestiture of ConferencePlus, Inc.
On December 31, 2011, the Company sold its wholly-owned subsidiary, ConferencePlus, Inc. to Arkadin, Inc., for $40.3 million in cash, of which $4.1 million was placed in escrow as security for certain indemnity obligations of the Company. Final settlement related to claims raised by Arkadin was reached in the third quarter of fiscal 2014, with $1.1 million paid to Arkadin and $3.0 million released to the Company. ConferencePlus results have been classified as discontinued operations in the Consolidated Statements of Operations for all relevant periods presented.
Divestiture of certain Customer Networking Solutions assets and liabilities
On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the Company's former Customer Network Solutions (CNS) segment to NETGEAR, Inc. for $36.7 million in cash, with the agreement that the Company would indemnify NETGEAR for specified losses and certain potential legal liabilities. Final settlement related to the agreement was reached in the third quarter of fiscal 2013, with the Company paying $0.9 million in cash to NETGEAR. CNS results have been classified as discontinued operations in the Consolidated Statements of Operations for all relevant periods presented.
Customers
The Company's principal customers include telecommunications service providers, systems integrators, cell tower operators, and distributors. Telecommunication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet service providers.
Continuous industry consolidation among North American telecommunication service providers has reduced the number of customers for our solutions and products. As a result, the Company depends on fewer but larger customers for the majority of its revenues. The Company’s largest customers, Verizon and Telamon, accounted for 23.9% and 30.3%, respectively, of the Company's total revenues in fiscal year 2014.

While the Company historically has served customers predominantly in North America (U.S. and Canada), in fiscal year 2014, as a result of the Kentrox acquisition, the Company had revenue with customers in Australia, South Africa, and Latin America. Customers outside North America represented approximately $9.9 million, $2.4 million and $2.4 million of the Company’s revenues in fiscal years 2014, 2013, and 2012, respectively, which represents approximately 9.7%, 6.2% and 5.5% of the Company's total revenues in such years.
Sales and Customer Support
We sell our solutions and products through our field sales organization, distributors, and partners. Customer contracts are primarily pricing and technical specification agreements that detail the commercial terms and conditions for sales. These agreements typically do not obligate the customer to a specific volume of purchases over time. The agreements may require the Company to accept returns of products within certain time limits, or indemnify customers against certain liabilities arising out of the use of the Company's solutions and products. If these claims or returns are significant, there could be a material adverse effect on the Company's business and results of operations.

In many instances, customers require vendor approval before deployment of solutions and products in their networks. Evaluation can take as little as a few months for products, but often longer for new solutions, products, and technologies. Accordingly, the Company is continually submitting successive generations of its current solutions and products, as well as new offerings, to its customers for approval.
We provide customer support, technical consulting, research assistance and training to some of our customers with respect to the installation, operation and maintenance of our products.
Most of our solutions and products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. In the event there are material deficiencies or defects in our design or manufacture, the affected solutions and products could be subject to recall.
Supply Chain
We outsource the majority of our manufacturing to both domestic and international suppliers. Some Westell segment products like TMAs, DAS interface panels, power distribution panels, Ethernet, and cabinet integration undergo final top-level assembly and testing at our Aurora, Illinois facility; certain Kentrox segment products undergo final top-level assembly and testing in Dublin, Ohio; and most CSI segment products undergo final top-level assembly and testing in Manchester, New Hampshire.
Reliance on third-party contract manufacturers (CMs) involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, the Company has direct supplier relationships and contracts for these items, and may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or lost business.
A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our facilities and at customer sites. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new solutions and products that meet customer needs is a critical component for success. We therefore expect to continue to devote substantial resources to research and development (R&D). In fiscal years 2014, 2013 and 2012, the Company's R&D expenses were approximately $11.3 million, $5.9 million, and $5.5 million, respectively.
The Company's R&D personnel are organized into teams, each responsible for sustaining technical support of existing solutions and products, conceiving new products in cooperation with other groups within the Company, and adapting standard products or technologies to meet new customer needs. Additionally, in an effort to remain a highly valued, superior quality, long-term supplier, each team is charged with reducing product costs for each succeeding generation of products without compromising functionality or serviceability. The teams leverage the Company’s relationships with its CMs and suppliers to achieve these cost reduction objectives.
We believe that the key to our R&D strategy is choosing an initial architecture for each product that balances innovation and time-to-market factors while enabling engineering innovations to result in future performance enhancements and cost reductions. The Company’s strategy is further enhanced by ensuring products are designed in conjunction with input from customers, procurement, CMs, and suppliers.
Our quality systems in the CSG segment, including product development processes, are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. We believe product quality and reliability are critical and distinguishing factors in a customer’s selection process.
The Company’s products are subject to industry-wide standardization organizations, including Telcordia, the Internet Engineering Task Force, the Metro Ethernet Forum, the American National Standards Institute (ANSI) in the U.S. and the International Telecommunications Union (ITU).
Competition
We operate in an intensely competitive marketplace and have no reason to believe that this competitive environment will ease in the future. Our customers base their purchasing decisions on multiple factors including features, quality, performance, price, total cost of ownership, reliability, responsiveness, incumbency, financial stability, reputation, and customer service. While competitors vary by market, some of our primary competitors include Asentria, CCI, Charles Industries, CommScope, Corning,

DPS Telecom, Emerson, Inala, Invendis Quest Controls, Purcell, Ruggedcom, TE Connectivity, and Telect. Some of these competitors compete with us across several of our solutions and products while many are a competitor to a specific solution or product.

Intellectual Property
The Company’s success depends, in part, on its ability to protect trade secrets, obtain or license patents, and operate without infringing on the rights of others. We rely on a combination of technical leadership, copyrights, trademarks, trade secrets, nondisclosure agreements, and other intellectual property and protective measures to secure our proprietary know-how. The expiration of any of the patents held by the Company would not have a material impact on the Company. From time to time, the Company expects to seek additional patents related to its R&D activities.
Backlog
Product shipments are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions.  Seasonality may cause revenue to differ from quarter to quarter. The Communication Solutions Group (CSG) segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. Budget cycles for our customers may also contribute to revenue variability in those same periods. Purchase orders are generally received less than a month prior to shipment.
As of May 14, 2014, and May 14, 2013, the CSG segment had $7.0 million and $12.8 million of backlog, respectively. The In-Building Wireless (IBW) segment had $1.3 million of backlog as of May 14, 2014.
Employees
As of May 1, 2014, the Company had 262 full-time employees. The following table reflects headcount by fiscal year 2015 segment and functional area.

	CSG	IBW	Total
Operations	55	29	84
Sales and marketing	37	20	57
Research and development	49	37	86
General and administrative	24	11	35
Total employees	165	97	262
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
The global economy continues to undergo volatility, which has affected the demand for our equipment and services. A further economic decline could have a material adverse effect on our results of operations and financial condition. The Company may experience a decrease in purchases or usage of our products and services if economic conditions lead to lower utilization of telecommunications services. Customers may stop or decrease purchasing due to efforts to reduce inventory and conserve cash. The Company may also experience business disruptions due to an inability to obtain equipment, parts and supplies from suppliers if fragile supply businesses fail.
We have incurred losses in the past and may incur losses in the future.
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $237.5 million as of March 31, 2014.
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
Our growth strategy includes acquisitions. We recently completed acquisitions and expect to continue to review potential acquisitions, and we may acquire or make investments in businesses, products or technologies in the future. Any existing or substantial future acquisitions or investments would present a number of risks that could harm our business including:

•	business integration issues;

•	disruption to our ongoing or our acquired business;

•	difficulty realizing the intended benefits of the transaction;

•	impairment of assets related to acquired goodwill and intangibles; and

•	key employee retention.
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
We face significant inventory risk
We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking products we assemble and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered/assembled and the date of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and we may be unable to sell products in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
The requirement that service providers obtain FCC or state regulatory approval for most new telecommunications and broadband services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse effect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals or that ensuing sales of such products will continue to occur.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions concerning the supply of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC). As a result, the SEC established annual disclosure and reporting requirements for those companies who may use conflict minerals sourced from the DRC in their products.  There will be costs associated with complying with these disclosure requirements, including diligence costs to determine the sources of conflict minerals used in our products. These new requirements also could limit the pool of suppliers who can provide conflict-free minerals and, as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. In addition, we may face challenges with our customers or with our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of the minerals used in our products.
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
We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A valuation allowance was recorded against all deferred tax assets in the fourth quarter of fiscal year 2013. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. In addition, some tax jurisdictions such as Illinois and California have suspended the use of net operating losses to offset future taxable income for certain years. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.

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
At least annually, we are required to test our goodwill to determine if impairment has occurred. Events or circumstances could arise that may create a need to record an impairment adjustment related to our goodwill or other intangible assets that could adversely impact our reported financial results. A goodwill impairment charge was recorded in the fourth quarter of fiscal year 2013 that reduced goodwill balances existing at that time to zero. Goodwill was added in fiscal year 2014 with the acquisitions of CSI and Kentrox.
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
As of May 14, 2014, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 50.9% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 54.9% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny and Foskett, as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination year	Segment
Aurora, IL	Corporate headquarters, office, distribution and manufacturing	185,000	2017	CSG
Regina, Saskatchewan, Canada	Design center	2,500	2017	CSG
Goleta, CA	Design center	2,611	2014	CSG
Dublin, OH	Kentrox office, distribution and manufacturing	47,000	2014	CSG
Dublin, OH	Design center	9,465	2019	CSG
Manchester, NH	CSI distribution and manufacturing	16,932	2018	IBW
Manchester, NH	CSI office	19,525	2018	IBW
On April 1, 2013, as a result of the Kentrox acquisition, the Company acquired a 16 acre parcel of land in Dublin, Ohio, which is currently available for sale.

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

	High	Low
Fiscal Year 2014
First Quarter ended June 30, 2013	$2.57	$1.90
Second Quarter ended September 30, 2013	3.65	2.35
Third Quarter ended December 31, 2013	4.90	3.28
Fourth Quarter ended March 31, 2014	4.73	3.27
Fiscal Year 2013
First Quarter ended June 30, 2012	$2.46	$2.10
Second Quarter ended September 30, 2012	2.40	1.93
Third Quarter ended December 31, 2012	2.20	1.73
Fourth Quarter ended March 31, 2013	2.17	1.75
As of May 14, 2014, there were approximately 564 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2014, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 1-31, 2014	—	$—	—	$112,741
February 1-28, 2014	—	$—	—	$112,741
March 1-31, 2014	8,795	$4.6100	—	$112,741
Total	8,795	$4.6100	—	$112,741

(a)
In March 2014, the Company repurchased 8,795 shares from an executive that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $4.61 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock.

Performance Graph
The following performance graph compares the change in the Company’s cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2009 and ending March 31, 2014. The stock price performance shown in the performance graph may not be indicative of future stock performance price.

	3/09	3/10	3/11	3/12	3/13	3/14
Westell Technologies, Inc.	100.00	507.14	1,250.00	832.14	717.86	1,317.86
NASDAQ Composite	100.00	158.32	185.39	210.13	226.02	296.17
NASDAQ Telecommunications	100.00	153.69	154.68	148.48	156.44	190.15

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data as of March 31, 2014, 2013, 2012, 2011 and 2010 and for each of the five fiscal years in the period through fiscal year 2014 have been derived from the Company's Consolidated Financial Statements. The Company sold its ConferencePlus subsidiary in fiscal year 2012 and is reporting the results of ConferencePlus as discontinued operations. The Company discontinued the operations of the historical CNS segment in the first quarter of fiscal year 2014 and is reporting the CNS segment results as discontinued operations. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and

Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2014	2013	2012	2011	2010
Revenue	$102,073	$38,808	$43,629	$58,770	$52,516
Cost of revenue	60,115	25,483	26,457	34,494	33,539
Gross profit	41,958	13,325	17,172	24,276	18,977
Operating expenses:
Sales and marketing	14,663	7,492	5,843	8,553	7,245
Research and development	11,339	5,928	5,460	5,038	4,494
General and administrative	14,027	9,310	6,996	8,623	9,020
Intangible amortization	4,908	887	544	—	528
Restructuring	335	149	276	—	460
Goodwill impairment	—	2,884	—	540
Total operating expenses	45,272	26,650	19,119	22,754	21,747
Operating income (loss) from continuing operations	(3,314)	(13,325)	(1,947)	1,522	(2,770)
Other income (expense), net	(56)	175	331	20	13
Income (loss) from continuing operations before income tax	(3,370)	(13,150)	(1,616)	1,542	(2,757)
Income tax (expense) benefit	8,782	(29,392)	686	53,326	837
Net income (loss) from continuing operations	5,412	(42,542)	(930)	54,868	(1,920)
Income (loss) from discontinued operations, net of income tax	(45)	(1,496)	42,912	13,068	12,247
Net income (loss)	$5,367	$(44,038)	$41,982	$67,936	$10,327
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.09	$(0.71)	$(0.01)	$0.81	$(0.03)
Basic net income (loss) from discontinued operations	—	(0.02)	0.64	0.19	0.18
Basic net income (loss) per share	$0.09	$(0.73)	$0.63	$1.00	$0.15
Average number of basic common shares outstanding	58,786	59,944	66,657	67,848	67,987
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.09	$(0.71)	$(0.01)	$0.79	$(0.03)
Diluted net income (loss) from discontinued operations	—	(0.02)	0.64	0.19	0.18
Diluted net income (loss) per share	$0.09	$(0.73)	$0.63	$0.98	$0.15
Average number of diluted common shares outstanding	60,048	59,944	66,657	69,477	68,573
Balance Sheet Data (at end of period):
Cash and cash equivalents	$35,793	$88,233	$120,832	$86,408	$61,315
Working capital *	25,825	12,637	12,461	29,457	17,959
Total assets	160,974	142,437	197,426	201,387	121,834
Total stockholders’ equity	$139,633	$131,077	$186,364	$159,281	$87,731

*Working capital is defined as current assets less cash and cash equivalents, restricted cash, short-term investments and current liabilities.

See Note 1 and Note 2 to the Consolidated Financial Statements for additional information on the recent acquisitions and divestitures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.
Westell Technologies, Inc., (the Company) is a global leader of intelligent site management, in-building wireless, cell site optimization, and outside plant solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The comprehensive set of products and solutions the Company offers enable telecommunication service providers, cell tower operators, and other network operators to reduce operating costs and improve network performance. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high quality, reliable systems.
The Company designs, develops, assembles and markets a wide variety of products and solutions. Intelligent site management solutions include a suite of Remote monitoring and control devices which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. In-building wireless solutions include distributed antenna systems (DAS) interface panels, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. Cell site optimization solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections. Outside plant solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
In fiscal year 2014, the Company operated under three reportable segments: Westell, Kentrox and CSI.
Westell Segment
The Westell segment consisted of all product offerings under our cell site optimization and outside plant network solutions, as well as our internally-developed passive DAS interface panels. For fiscal year 2014, Westell segment product offerings were developed at the Company’s design centers in Aurora, Illinois; Goleta, California; and Regina, Canada; and operations were managed centrally at our Aurora facility where all products were assembled, tested, packaged, and shipped to customers.
Kentrox Segment
The Kentrox segment consisted of our intelligent site management solutions, which were acquired with the Kentrox acquisition on April 1, 2013. For fiscal year 2014, Kentrox segment product and service offerings were developed primarily at the Company’s design center in Dublin, Ohio, where Kentrox was previously headquartered, and operations were managed centrally at the Dublin facility where all products were assembled, tested, packaged, and shipped to customers.
CSI Segment
The CSI segment included our in-building wireless solutions acquired with the CSI acquisition on March 1, 2014. For fiscal year 2014, CSI segment products were developed at the Company’s design center in Manchester, New Hampshire, where CSI is headquartered, and operations were managed centrally at the Manchester facility where all products were assembled, tested, packaged, and shipped to customers.
Customers
The Company’s customer base for its products is highly concentrated and comprised primarily of major telecommunications service providers, cell tower operators, and other network operators. Due to the stringent customer quality specifications and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
In view of the Company’s reliance on the telecommunications market for revenues, the project nature of the business and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters this is not always consistent and may not always correlate to financial results.  The Kentrox segment business is driven by specific customer projects.  The Company believes that two of those customer projects ramped down toward completion in the third quarter of fiscal year 2014.
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
In Note 3 to the consolidated financial statements, the Company includes a discussion of its significant accounting policies. The Company believes the following are the most critical accounting policies and estimates used in the preparation of the financial statements. The Company considers an accounting policy or estimate to be critical if it requires assumptions to be made concerning uncertainties, and if changes in these assumptions could have a material impact on financial condition or results of operations.
Business Combinations
The Company applies the guidance of ASC topic 805, Business Combinations. The Company recognizes the fair value of assets acquired and liabilities assumed in transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; expenses transaction and restructuring costs; and discloses the information needed to evaluate and understand the nature and financial effect of the business combination.
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in cost of goods sold in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
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
Income Taxes
The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (ASC 740). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (NOL) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense. See Note 4 for further discussion of the Company’s income taxes.
Goodwill and Other Intangibles
Goodwill is the excess of the total purchase consideration transferred over the amounts allocated to identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill is not amortized, but it is tested for impairment at the reporting unit level by first performing a qualitative approach to test goodwill for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step, quantitative, goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.
Goodwill is reviewed for impairment at least annually in accordance with ASC 350, Intangibles-Goodwill and Other, or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. The first step tests for impairment by applying fair value-based tests at the reporting unit level. Fair value of a reporting unit is determined by using both an income approach and a market approach, because this combination is considered to produce the most reasonable indication of fair value in an orderly transaction between market participants. Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the level of risk inherent in a reporting unit and its associated estimates of future cash flows as well as the rate of return an experienced investor might expect to earn. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Under the market approach, the Company utilizes valuation multiples derived from publicly available information for comparable companies to provide an indication of how much a knowledgeable investor in the marketplace might be willing to pay for a company. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to individual assets and liabilities within each reporting unit.
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
If deliverables do not fall within the software revenue recognition guidance, the fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence (VSOE), reliable third-party objective evidence or management's best estimate of selling price, in that order.
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
The Company has established VSOE based on its historical pricing practices. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.
The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company’s reserve for returns is not significant.
The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (ASC 605).
Stock–Based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the award’s grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures.
Product Warranties
Most of the Company’s products carry a limited warranty of up to seven years. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales.

Results of Operations
Fiscal Years Ended March 31, 2014, 2013 and 2012

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Westell	$52,223	$38,808	$43,629	$13,415	$(4,821)
Kentrox	46,174	N/A	N/A	46,174	N/A
CSI	3,676	N/A	N/A	3,676	N/A
Consolidated revenue	$102,073	$38,808	$43,629	$63,265	$(4,821)
In fiscal year 2014, consolidated revenue increased $63.3 million compared to fiscal year 2013 due primarily to the acquisition of Kentrox which accounted for $46.2 million of the increase. Kentrox revenue was subject to purchase accounting adjustments which effectively reduced revenue by $2.1 million to fair value the performance obligation related to deferred revenue. The CSI acquisition added $3.7 million of revenue in fiscal year 2014.
The Westell segment revenue increased 35% due primarily to sales of new products for wireless networks, including distributed antenna systems (DAS) products, and tower-mounted amplifiers. These new products accounted for 43% of the Westell segment revenue in fiscal year 2014 compared to 6% in fiscal year 2013. TDM/SONET, the segment's legacy products, decreased 23% in fiscal year 2014 compared to fiscal year 2013. This decrease is a result of a shift from T1 to Ethernet technology for the backhaul of cellular traffic and customer programs to constrain spending through the management of inventory levels and reuse of decommissioned products.
In fiscal year 2013, Westell segment revenue decreased 11% compared to fiscal year 2012 resulting primarily from lower demand for legacy products, noted above.

Gross profit and margin	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Westell	$17,077	$13,325	$17,172	$3,752	$(3,847)
	32.7%	34.3%	39.4%	(1.6)%	(5.1)%
Kentrox	23,517	N/A	N/A	23,517	N/A
	50.9%	N/A	N/A	50.9%	N/A
CSI	1,364	N/A	N/A	1,364	N/A
	37.1%	N/A	N/A	37.1%	N/A
Consolidated gross profit	$41,958	$13,325	$17,172	$28,633	$(3,847)
Consolidated gross margin	41.1%	34.3%	39.4%	6.8%	(5.1)%
In fiscal year 2014, consolidated margin increased 6.8% compared to fiscal year 2013 due primarily to the Kentrox acquisition.
Westell segment gross margin decreased 1.6% year-over-year. The decrease was primarily because of higher excess and obsolete inventory charges offset by better absorption of overhead costs due to higher revenue. Fiscal year 2014 included a $2.5 million charge for excess and obsolete inventory compared to a $1.0 million charge in fiscal year 2013. The inventory charges resulted primarily from the technology shift to Ethernet that decreased demand for T1-related products, which had a more significant decline than the Company expected.
Gross margins in the Kentrox and CSI segments, were negatively impacted by the purchase accounting adjustments for the fair value. Kentrox revenue was effectively reduced by $2.1 million to fair value the performance obligation related to deferred revenue. The Kentrox and CSI segment inventory valuation step-up included in cost of sales was $1.6 million and $0.5 million, respectively.
In fiscal year 2013, Westell gross margin decreased 5.1% compared to fiscal year 2012. The decrease was primarily because of higher excess and obsolete inventory charges and lower absorption of overhead costs due to lower revenue. Fiscal year 2013 included a $1.0 million charge for excess and obsolete inventory compared to a $0.6 million charge in fiscal year 2012. The inventory charges resulted primarily from the technology shift to Ethernet that decreased demand for T1-related products.

Sales and marketing (S&M)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Consolidated S&M expense	$14,663	$7,492	$5,843	$7,171	$1,649
Percentage of Revenue	14%	19%	13%
In fiscal year 2014, sales and marketing expenses increased by $7.2 million compared to fiscal year 2013 due primarily to the acquisition of Kentrox, which added $6.4 million of expense. The CSI acquisition added $0.3 million of expense. The remaining increase resulted primarily from increased commission expense of $0.4 million.

Sales and marketing expenses in fiscal years 2013 and 2012 consisted of the Westell segment only and increased 28% primarily due to higher compensation and related expenses which resulted from the addition of employees hired with the ANTONE acquisition, the addition of a Senior Vice President of Sales and Marketing and increased commission expense.

Research and development (R&D)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Westell	$6,936	$5,928	$5,460	$1,008	$468
Kentrox	3,778	N/A	N/A	3,778	N/A
CSI	625	N/A	N/A	625	N/A
Consolidated R&D expense	$11,339	$5,928	$5,460	$5,411	$468
Percentage of Revenue	11%	15%	13%
In fiscal year 2014, consolidated research and development expenses increased $5.4 million resulting from the acquisition of Kentrox which added $3.8 million of expense and the acquisition of CSI which added $0.6 million of expense. Research and development expenses in the Westell segment increased $1.0 million or 17% compared to the prior fiscal year. The increase was due primarily to higher compensation related expense of $0.9 million and the Company's focus on DAS and Cell Site Optimization product development.
Fiscal years 2013 and 2012 consisted entirely of the Westell segment. Research and development expenses increased 9% or $0.5 million in fiscal year 2013 from fiscal year 2012. The increase was due primarily to the addition of development costs for ANTONE products and increased investment in DAS and Ethernet product development.

General and administrative (G&A)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Consolidated G&A expense	$14,027	$9,310	$6,996	$4,717	$2,314
Percentage of Revenue	14%	24%	16%
In fiscal year 2014, general and administrative expenses increased $4.7 million resulting primarily from the acquisition of Kentrox, which added $2.5 million of expense, the acquisition of CSI, which added $0.4 million of expense. In addition, there were increased compensation costs of $0.9 million, increased professional service fees of $0.3 million resulting from increases in audit and tax compliance and $0.3 million of expense related to the Antone contingent consideration time value of money.
In fiscal year 2013, general and administrative expenses increased $2.3 million. The increase resulted primarily from: increased personnel costs resulting from higher bonus and stock-based compensation expense; the addition of a Vice President of Corporate Development; legal costs and acquisition costs relating to the Kentrox and ANTONE acquisitions; legal costs associated with an indemnification claim; and increased net expense for building rent resulting from a sublease that had reduced rent expense in fiscal year 2012.

Restructuring	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Consolidated restructuring expense	$335	$149	$276	$186	$(127)

In fiscal year 2014, the Company recorded restructuring charges related to termination awards for transitional employees associated with the Kentrox acquisition.
In fiscal years 2013 and 2012, the Company’s Westell business segment recorded restructuring charges related to the relocation of Noran Tel production from Canada to the Company’s headquarters in Aurora, IL, primarily for employee termination benefits.

Intangible amortization	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Consolidated intangible amortization	$4,908	$887	$544	$4,021	$343
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in fiscal year 2014 amortization compared to fiscal year 2013 was due primarily to the April 1, 2013, acquisition of Kentrox, which added $3.3 million of expense and the acquisition of CSI, which added $0.3 million of expense. In addition, an impairment charge of $245,000 was taken in fiscal year 2014 for a product technology asset acquired in the acquisition of NoranTel. The increase in intangible amortization in fiscal year 2013 compared to fiscal year 2012 resulted from the ANTONE acquisition.
Goodwill impairment The Company recognized goodwill impairment of $2.9 million in fiscal year 2013 that was the result of the Company's annual impairment testing. The goodwill impairment was the result of the Company's annual impairment testing which was significantly influenced by continuing operating losses and challenges in forecasting demand for the Company's products. The goodwill related to the Westell reporting unit and included $0.8 million relating to the acquisition of Noran Tel and $2.1 million relating to the acquisition of ANTONE.
Other income (expense) Other income (expense), net was an expense of $0.1 million, and income of $0.2 million, and $0.3 million for fiscal years 2014, 2013, and 2012, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses.
Income tax (expense) benefit Income tax in fiscal year 2014 and 2012 was a benefit of $8.8 million and $0.7 million, respectively. The Company recorded income tax expense in fiscal year 2013 of $29.4 million.
In fiscal year 2014, deferred tax liabilities of $9.1 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
In fiscal year 2013, the Company considered both the positive and negative evidence available to assess the realizability of its deferred tax assets. The Company considered negative factors which included recent losses and a forecasted three-year cumulative loss position, as well as positive evidence consisting primarily of projected future earnings. The Company concluded that the negative evidence outweighed the objectively verifiable positive evidence. As a result, the Company increased the valuation allowance against deferred income tax assets by $34.0 million, which taken together with the liability for uncertain tax positions, had the effect of reserving in full all of the Company's deferred tax assets as of March 31, 2013.
In fiscal year 2012, the Company sold its ConferencePlus subsidiary and completed the CNS asset sale which changed the outlook for future taxable income, positively with regards to the CNS business which contributed to the majority of the Company’s historical losses and negatively in certain states where income generated by ConferencePlus was apportioned. In addition, certain states for which the Company has net operating loss carryforwards, such as Illinois, suspended the use of those carryforwards. The Company therefore was not able to utilize those carryforwards to offset fiscal year 2012 taxable income. The Company considered both the positive and negative evidence and established a forecast of future taxable income to evaluate the deferred tax assets for realizability. On this basis, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets, but that certain state net operating loss carryforwards would expire prior to utilization. As a result, the Company increased the valuation allowance reserve by $1.7 million to $2.3 million in fiscal year 2012. In addition, the Company recognized $2.1 million of net tax benefits relating to the change in uncertain tax positions.
Discontinued operations Net loss from discontinued operations was $45,000 and $1.5 million in fiscal years 2014 and 2013, respectively. Net income from discontinued operations was $42.9 million in fiscal year 2012.

The Company sold a portion of the CNS segment and the entire ConferencePlus subsidiary in fiscal year 2012. The Company discontinued the operations of ConferencePlus at the time of the sale and discontinued the CNS segment operations in the first quarter of fiscal year 2014. The results of operations of CNS and ConferencePlus along with the gains on the sales have been classified as income from discontinued operations.
In fiscal year 2014, the loss from discontinued operations resulted from ongoing legal costs related to indemnity claims from the discontinued operations. In fiscal year 2013, the loss from discontinued operations resulted from a charge taken for an indemnification claim that related to the ConferencePlus sale transaction, partially offset by associated tax effects and unrelated discrete tax items. In fiscal year 2012, the income from discontinued operations resulted primarily from the gain on the sale of ConferencePlus.
Net income (loss) Net income was $5.4 million and $42.0 million in fiscal years 2014 and 2012, respectively. Net loss was $44.0 million in fiscal year 2013. The changes were due to the cumulative effects of the variances identified above.
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
For a detailed comparison of the eight quarters ended March 31, 2014, see Note 16, Quarterly Results of Operations (Unaudited), in the Notes to the consolidated financial statements.
Liquidity and Capital Resources
Overview
At March 31, 2014, the Company had $35.8 million in cash and cash equivalents and $15.6 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposit and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities provided cash of $1.6 million in fiscal year 2014 and used cash of $12.1 million and $5.0 million in fiscal years 2013 and 2012, respectively. Cash generated in fiscal year 2014 resulted primarily from $5.4 million of net income that includes $7.4 million of depreciation, amortization and stock-based compensation expense, a $9.3 million decrease in deferred tax assets and a $2.2 million decrease in working capital. Cash used in fiscal year 2013 resulted primarily from a net loss of $44.0 million that includes $5.7 million of depreciation, goodwill impairment, amortization and stock-based compensation expense, a $29.9 million decrease in deferred tax assets and a $3.8 million decrease in working capital. Cash used in fiscal year 2012 resulted primarily from net income of $42.0 million that includes $3.3 million of depreciation, amortization and stock-based compensation expense, a $12.4 million increase in deferred tax assets and an $11.4 million increase in working capital. The changes in working capital in fiscal year 2012 resulted predominantly from the sale of the CNS business combined with the wind-down of that business.

The Company’s investing activities used cash of $55.3 million and $7.8 million in fiscal years 2014 and 2013, respectively, and generated cash of $55.2 million in fiscal year 2012. In fiscal year 2014, the Company had net sales of short-term investments of $8.8 million, used $66.2 million for the acquisitions of Kentrox and CSI and had a $2.5 million reduction of restricted cash. In fiscal year 2013, the Company had net purchases of short-term investments of $9.9 million, used $2.5 million for the acquisition of ANTONE and had an increase of $5.0 million of restricted cash. In fiscal year 2012, the Company had $69.6 million from the CNS asset sale and the ConferencePlus business exclusive of cash held in escrow. In addition, the Company used $14.0 million to purchase short-term investments and $0.8 million to make capital expenditures. Approximately half of the capital expenditures were in the Westell segment and half were in the discontinued ConferencePlus segment.
The Company’s financing activities generated cash of $1.3 million in fiscal year 2014 and used cash of $12.6 million and $15.7 million in fiscal years 2013 and 2012, respectively. The Company purchased $0.4 million, $12.7 million, and $17.4 million of its outstanding stock, which is recorded as treasury stock, and received proceeds from the exercise of stock options of $1.7 million, $0.1 million, and $1.7 million in fiscal years 2014, 2013 and 2012, respectively.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2014 consisted of the following:

	Payments due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Purchase obligations	$12,158	$—	$—	$—	$—	$—	$12,158
Future minimum lease payments for operating leases	3,011	2,510	2,503	887	64	—	8,975
Contingent Consideration	$2,067	$574	$—	$—	$—	$—	$2,641
Future obligations and commitments	$17,236	$3,084	$2,503	$887	$64	$—	$23,774
As of March 31, 2014, the Company had net deferred tax assets of approximately $28.7 million before a valuation allowance of $28.5 million, resulting in a net deferred tax liability of $0.2 million. Also, as of March 31, 2014, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee which is esimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency rate exposures and interest rates.
Foreign Currency Risk
The Company’s primary foreign currency exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar and the Australian dollar and the related effects on receivables and payables denominated in those foreign currencies. On August 1, 2012, the functional currency for Noran Tel, the Company's foreign subsidiary located in Canada was changed from the Canadian dollar to the U.S. dollar. The Company continues to have revenue and expenses denominated in Canadian currency, but it is no longer exposed to gains and losses from fluctuations affecting net investments and earnings of Noran Tel.

The Canadian entity revenues, which are denominated in U.S. dollars, are solely from its parent, Westell Inc., located in the U.S.
As of March 31, 2014, the balance in the cumulative foreign currency translation adjustment account, which is a component of stockholders’ equity, was an unrealized gain of $0.6 million.
The Company had approximately 4.3% and 1.1% of its revenue denominated in Australian and Canadian currencies, respectively, in the twelve months ended March 31, 2014. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at March 31, 2014, the impact would have been an approximately $42,000 decrease in pretax earnings reported in the Company’s consolidated financial statements. Although the Company’s supply contracts are denominated in U.S. dollars, changes in foreign currency rates, particularly for Asian currencies, may have indirect impacts on the Company’s costs.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 35—68 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)2, is set forth on page 69 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this annual report (the Evaluation Date). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.
The Company’s Independent Registered Public Accounting Firm has issued an audit opinion on its assessment of the Company’s internal control over financial reporting as of March 31, 2014. This report is included on page 36.
Changes in Internal Control Over Financial Reporting
Except as it relates to the acquisition of Cellular Specialties, Inc. (CSI) on March 1, 2014, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Due to the timing of the acquisition, we excluded CSI from our evaluation of the effectiveness of internal control over financial reporting. CSI’s net revenue, net loss, and total assets represented approximately 4% of the Company’s 2014 consolidated net revenue, 5% of 2014 consolidated net income, and 30% of total consolidated assets at March 31, 2014, respectively. During the time between acquisition and fiscal year end, the Company has begun to implement specific transitional controls for the acquired business. The Company expects to continue the integration of CSI into the existing system of internal controls over financial reporting during fiscal 2015.
The Company acquired Kentrox on April 1, 2013, and during the time between the acquisition and the third quarter the Company implemented specific transitional controls for the acquired business.  The Company completed integration of Kentrox into the existing system of internal controls over financial reporting during the fourth quarter of fiscal 2014.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2014, and 2013, and for each of the three fiscal years in the period ended March 31, 2014, together with the Report of Independent Registered Public Accounting Firm, are set forth on 35 through 68 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2014, 2013, and 2012, as applicable:
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

2.2
Stock Purchase Agreement, dated December 20, 2011, among Arkadin S.A.S, Arkadin, Inc. and Westell Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 21, 2011).

2.3
Agreement and Plan of Merger, dated as of March 15, 2013, by and among Westell, Inc., Wes Acquisition Sub, Inc., Kentrox, Inc., and Investcorp Technology Ventures II, L.P. (incorporated by reference to Exhibit 2.1 to the Westell Technologies, Inc. Form 8-K filed on March 18, 2013).

2.4
Stock Purchase Agreement, dated as of March 1, 2014, by and among Westell, Inc., Cellular Specialties, Inc., the shareholders of Cellular Specialties, Inc., Scott T. Goodrich and R. Bruce Wilson, in their capacity as the sellers’ representative and each of Scott T. Goodrich, Fred N.S. Goodrich, Kelley Carr, and R. Bruce Wilson (incorporated by reference to Exhibit 2.1 to the Westell Technologies, Inc. Form 8-K filed on March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on December 18, 2009).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.1
Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended (incorporated herein by reference to Exhibits 10.4 and 10.16 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

10.2
Form of Registration Rights Agreement among Westell Technologies, Inc. and trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.3	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	Employee Stock Purchase Plan (as amended) (incorporated herein by reference to the exhibit filed with the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders filed on July 29, 2008).

10.5	Lease dated September 29, 1997, between WTI (IL) QRS 12-36, Inc., and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed on October 2, 1997).

10.6
Settlement Agreement dated November 30, 2002, with respect to the lease dated September 29, 1997 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 2008).

*10.7
Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

*10.8
Westell Technologies, Inc. 2004 Stock Incentive Plan, as amended and restated as of June 29, 2010 (incorporated herein by reference to Annex A to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.9(a)
Form of Restricted Stock Unit Award for awards granted on or prior to April 4, 2011, under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 2010).

*10.9(b)
Form of Restricted Stock Unit Award Agreement for awards granted to Richard S. Gilbert and Brian S. Cooper on April 4, 2011 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 6, 2011).

*10.9(c)
Form of Restricted Stock Unit Award Agreement for awards granted subsequent to April 4, 2011, under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 2012).

*10.10
Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.11	Severance agreement for Amy T. Forster (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2013).

*10.12
Form of Performance Stock Unit Award Agreement for awards granted subsequent to March 31, 2013 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company's Form 8-K filed on March 28, 2014).

*10.13
Form of Incentive Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 2010).

*10.14
Employment Agreement, dated January 18, 2011, by and among Westell Technologies, Inc., Westell, Inc. and Richard S. Gilbert (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 19, 2011).

*10.15
Employment Agreement, dated January 18, 2011, by and between Westell Technologies, Inc., Westell, Inc. and Brian S. Cooper (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2011).

*10.16
Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.17	Summary of Director Compensation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012).

*10.18
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

*10.20
Form of Non-Qualified Stock Option Award granted subsequent to May 2010 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2013).

*10.21
Form of Performance Stock Unit Award Agreement for awards granted in fiscal year 2014 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 18, 2013).

*10.22	Offer letter for Richard S. Cremona (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2013).

*10.23	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 28, 2013).

*10.24	Offer letter for Benjamin S. Stump (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2013).

*10.25	Offer letter for Scott T. Goodrich.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.
(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2014.

WESTELL TECHNOLOGIES, INC.

By	/s/ Richard S. Gilbert
Richard S. Gilbert
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2014.

Signature	Title

/s/ Richard S. Gilbert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Richard S. Gilbert

/s/ Thomas P. Minichiello	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Thomas P. Minichiello

/s/ Amy T. Forster	Vice President and Corporate Controller (Principal Accounting Officer)
Amy T. Forster

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ James M. Froisland	Director
James M. Froisland

/s/ John Thomas Gruenwald	Director
John Thomas Gruenwald

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Martin Hernandez	Director
Martin Hernandez

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and Subsidiaries at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated May 23, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 23, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and Subsidiaries

We have audited Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Westell Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cellular Specialties, Inc. (CSI), which is included in the 2014 consolidated financial statements of Westell Technologies, Inc. and Subsidiaries’ and constituted 30% of total assets as of March 31, 2014 and 4% and 5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Westell Technologies, Inc. and Subsidiaries’ also did not include an evaluation of the internal control over financial reporting of CSI.

In our opinion, Westell Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of Westell Technologies, Inc. and Subsidiaries, and our report dated May 23, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 23, 2014

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$35,793	$88,233
Restricted cash	—	2,500
Short-term investments	15,584	24,349
Accounts receivable (net of allowance of $40 and $10 as of March 31, 2014 and 2013, respectively)	15,851	6,689
Inventories	24,436	12,223
Prepaid expenses and other current assets	1,975	1,804
Deferred income tax assets	899	—
Land held-for-sale	1,044	—
Total current assets	95,582	135,798
Property and equipment:
Machinery and equipment	1,413	1,162
Office, computer and research equipment	9,084	8,659
Leasehold improvements	7,450	7,515
Total property and equipment, gross	17,947	17,336
Less accumulated depreciation and amortization	(16,001)	(16,255)
Property and equipment, net	1,946	1,081
Goodwill	30,697	—
Intangible assets, net	32,356	5,063
Other non-current assets	393	495
Total assets	$160,974	$142,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,726	$4,126
Accrued expenses	3,418	2,957
Accrued compensation	4,395	996
Contingent consideration	2,067	—
Deferred revenue	1,774	—
Total current liabilities	18,380	8,079
Deferred revenue non-current	787	—
Deferred income tax liability	1,072	305
Contingent consideration non-current	574	2,333
Other non-current liabilities	528	643
Total liabilities	21,341	11,360
Commitments and contingencies (see Notes 2 and 6)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 45,852,740 and 44,969,841 shares at March 31, 2014 and 2013, respectively	459	450
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both March 31, 2014 and 2013	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	410,176	406,638
Treasury stock at cost – 17,130,965 and 16,969,296 shares at March 31, 2014 and 2013, respectively	(34,206)	(33,848)
Cumulative translation adjustment	608	608
Accumulated deficit	(237,543)	(242,910)
Total stockholders’ equity	139,633	131,077
Total liabilities and stockholders’ equity	$160,974	$142,437
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2014	2013	2012
Revenue	$102,073	$38,808	$43,629
Cost of revenue	60,115	25,483	26,457
Gross profit	41,958	13,325	17,172
Operating expenses:
Sales and marketing	14,663	7,492	5,843
Research and development	11,339	5,928	5,460
General and administrative	14,027	9,310	6,996
Intangible amortization	4,908	887	544
Restructuring	335	149	276
Goodwill impairment	—	2,884	—
Total operating expenses	45,272	26,650	19,119
Operating income (loss)	(3,314)	(13,325)	(1,947)
Other income (expense), net	(56)	175	331
Income (loss) before income taxes and discontinued operations	(3,370)	(13,150)	(1,616)
Income tax (expense) benefit	8,782	(29,392)	686
Net income (loss) from continuing operations	5,412	(42,542)	(930)
Discontinued operations (Note 1):
Gain on sales of discontinued operations, net of tax expense of $25,013	—	—	39,489
Income (loss) from discontinued operations, net of tax benefit (expense) of $0, $813 and $(2,354) for fiscal years 2014, 2013 and 2012, respectively	(45)	(1,496)	3,423
Net income (loss)	$5,367	$(44,038)	$41,982
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.09	$(0.71)	$(0.01)
Basic net income (loss) from discontinued operations	—	(0.02)	0.64
Basic net income (loss) per share	$0.09	$(0.73)	$0.63
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.09	$(0.71)	$(0.01)
Diluted net income (loss) from discontinued operations	—	(0.02)	0.64
Diluted net income (loss) per share	$0.09	$(0.73)	$0.63
Weighted-average number of shares outstanding:
Basic	58,786	59,944	66,657
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options*	1,262	—	—
Diluted	60,048	59,944	66,657
The accompanying notes are an integral part of these Consolidated Financial Statements.
* The Company had 0.6 million shares represented by options for the twelve months ended March 31, 2014, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net income (loss)	$5,367	$(44,038)	$41,982
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(11)	(346)
Total other comprehensive income (loss)	—	(11)	(346)
Total comprehensive income (loss)	$5,367	$(44,049)	$41,636

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2011	$541	$146	$402,337	$965	$(240,854)	$(3,854)	$159,281
Net income	—	—	—	—	41,982	—	41,982
Translation adjustment	—	—	—	(346)	—	—	(346)
Class B stock converted to Class A stock	7	(7)	—	—	—	—	—
Repurchase of subsidiary stock options	—	—	(117)	—	—	—	(117)
Options exercised	9	—	1,675	—	—	—	1,684
Purchase of treasury stock	(66)	—	—	—	—	(17,319)	(17,385)
Restricted stock grant, net of forfeitures	(1)	—	—	—	—	—	(1)
Conversion of RSUs to restricted stock	14	—	(14)	—	—	—	—
Tax benefits related to stock-based compensation	—	—	61	—	—	—	61
Stock-based compensation	—	—	1,205	—	—	—	1,205
Balance, March 31, 2012	$504	$139	$405,147	$619	$(198,872)	$(21,173)	$186,364
Net loss	—	—	—	—	(44,038)	—	(44,038)
Translation adjustment	—	—	—	(11)	—	—	(11)
Options exercised	2	—	85	—	—	—	87
Purchase of treasury stock	(58)	—	—	—	—	(12,675)	(12,733)
Restricted stock grant, net of forfeitures	1	—	—	—	—	—	1
Conversion of RSUs to stock	1	—	(1)	—	—	—	—
Stock-based compensation	—	—	1,407	—	—	—	1,407
Balance, March 31, 2013	$450	$139	$406,638	$608	$(242,910)	$(33,848)	$131,077
Net income	—	—	—	—	5,367	—	5,367
Options exercised	8	—	1,669	—	—	—	1,677
Purchase of treasury stock	(1)	—	—	—	—	(358)	(359)
Conversion of RSUs to stock	2	—	(2)	—	—	—	—
Stock-based compensation	—	—	1,871	—	—	—	1,871
Balance, March 31, 2014	$459	$139	$410,176	$608	$(237,543)	$(34,206)	$139,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,367	$(44,038)	$41,982
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,530	1,381	2,053
Goodwill impairment	—	2,884	—
Stock-based compensation	1,871	1,407	1,205
Exchange rate loss	33	—	17
Gain on CNS asset sale	—	—	(31,654)
Gain on sale of ConferencePlus, net of tax	—	—	(20,489)
Loss (gain) on sale or disposal of fixed assets	8	(8)	18
Gain on sale of non-operating asset	—	—	(325)
Restructuring	335	149	1,217
Deferred taxes	(9,312)	29,865	12,438
Changes in assets and liabilities:
Accounts receivable	(2,139)	(979)	12,396
Inventories	457	(2,002)	1,852
Prepaid expenses and other current assets	742	(233)	1,002
Other assets	190	(240)	(265)
Deferred revenue	(404)	(128)	336
Accounts payable and accrued expenses	(3,223)	23	(23,820)
Accrued compensation	2,142	(206)	(2,919)
Net cash provided by (used in) operating activities	1,597	(12,125)	(4,956)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	28,514	16,817	8,352
Maturities of other short-term investments	3,682	6,796	1,370
Purchases of held-to maturity short-term debt securities	(21,955)	(29,090)	(16,746)
Purchases of other short-term investments	(1,476)	(4,417)	(6,941)
Purchases of property and equipment	(443)	(379)	(819)
Proceeds from sale of assets	—	15	325
Proceeds from the sale of ConferencePlus, net of cash transferred	—	—	40,331
Proceeds from CNS asset sale	—	—	36,729
Acquisitions, net of cash acquired	(66,170)	(2,524)	—
Changes in restricted cash	2,500	4,951	(7,451)
Net cash provided by (used in) investing activities	(55,348)	(7,831)	55,150
Cash flows from financing activities:
Purchase of treasury stock	(359)	(12,733)	(17,385)
Excess tax benefits from stock-based compensation	—	—	145
Proceeds from stock options exercised	1,677	87	1,684
Repurchase of subsidiary stock options	—	—	(117)
Net cash provided by (used in) financing activities	1,318	(12,646)	(15,673)
(Gain) loss of exchange rate changes on cash	(7)	3	(97)
Net increase (decrease) in cash and cash equivalents	(52,440)	(32,599)	34,424
Cash and cash equivalents, beginning of period	88,233	120,832	86,408
Cash and cash equivalents, end of period	$35,793	$88,233	$120,832
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$965	$(524)	$2,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation:
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development and sales of Westell products in Canada. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox). Kentrox designs and distributes intelligent site management solutions that provide comprehensive monitoring, management and control of any site. On March 1, 2014, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI). CSI designs and develops in-building wireless solutions including distributed antenna systems (DAS) products and small cell connectivity equipment. The assets and liabilities acquired and the results of operations relating to Kentrox and CSI are included in the Company's Consolidated Financial Statements from the dates of acquisitions. See Note 2, Acquisitions.
Discontinued Operations
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. including Conference Plus Global Services, Ltd (CGPS), a wholly owned subsidiary of ConferencePlus (collectively, ConferencePlus) to Arkadin for $40.3 million in cash (the ConferencePlus sale). Of the total sale price, $4.1 million was placed in escrow at closing for the purpose of post-closing claims. During the fiscal year 2013, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. This, along with certain other adjustments, resulted in a $1.4 million loss for fiscal year 2013. In fiscal years 2013 and 2014, $1.6 million and $2.5 million of the escrow were released with $3.0 million returned to the Company and $1.1 million paid to Arkadin. The escrow amount was classified as restricted cash on the Consolidated Balance Sheets as of March 31, 2013. The results of operations of ConferencePlus presented herein have been classified as discontinued operations.
During fiscal year 2012, the Company recorded an after-tax gain of $20.5 million on the ConferencePlus sale which is included in discontinued operations on the Consolidated Statement of Operations.
CNS Asset Sale
On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the Customer Networking Solutions (CNS) segment to NETGEAR, Inc. for $36.7 million in cash (the CNS asset sale). The Company retained a major CNS customer relationship and contract, and also retained the Homecloud product development program. The Company completed the remaining contractually required product shipments under the retained contract in December 2011.
As part of the sale, the Company agreed to indemnify NETGEAR following the closing against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. A balance of $3.4 million was placed in escrow at closing for the purpose of post-closing claims. NETGEAR made a $0.9 million claim against the escrow balance for a dispute and indemnity claim regarding an interpretation of the sale agreement. The Company had previously recorded a $0.4 million contingency reserve for this claim at the time of the sale and recorded an additional expense of $0.5 million during fiscal year 2013 when the Company resolved the dispute through arbitration. The escrow was released at that time with $2.6 million refunded to the Company and $0.9 million paid to NETGEAR.
During fiscal year 2012, the Company recorded an after-tax gain of $19.0 million in connection with this asset sale. In connection with the CNS asset sale, the Company entered into a Master Services Agreement and an Irrevocable Site License Agreement under which the Company provided transition services and subleased office space to NETGEAR. The sublease expired in April 2012.
The Company discontinued the operations of the CNS segment in the first quarter of fiscal year 2014. The Consolidated Statement of Operations for the years ended March 31, 2013 and March 31, 2012, have been restated to present the operating results of the CNS segment as discontinued operations.
The Consolidated Statements of Cash Flows include discontinued operations.

The pre-tax gain on discontinued operations for the twelve months ended March 31, 2012, is calculated as follows:

(in thousands)	CPI	CNS	Total
Cash Proceeds	$40,331	$36,729	$77,060
Less: Net value of assets and liabilities sold or transferred, and transaction costs	(7,483)	(5,075)	(12,558)
Total gain before income taxes	32,848	31,654	64,502
Income tax	(12,359)	(12,654)	(25,013)
Total gain, net of tax	$20,489	$19,000	$39,489
Revenue and income before income taxes reported in discontinued operations is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Discontinued CPI Revenue	$—	$—	$31,746
Discontinued CNS Revenue	—	1,236	26,026
Total discontinued operations revenue	$—	$1,236	$57,772

CPI income (loss) before income taxes	$—	$(1,358)	$3,509
CNS income (loss) before income taxes	(45)	(951)	2,268
Total discontinued operations income (loss) before income taxes	$(45)	$(2,309)	$5,777
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Effective for the first quarter of fiscal year 2014, the Company elected the early adoption of ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) with retrospective application (See Note 3). As a result, the Consolidated Balance Sheet as of March 31, 2013, reflects an adjustment to the previously issued audited financial statements to reclassify $2.7 million of unrecognized tax benefits from tax contingency reserve long-term to deferred income taxes non-current. In addition to the balance sheet reclassification for the adoption of ASU 2013-11, certain amounts in the Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Previously reported amounts in the Consolidated Statement of Operations have been adjusted for the effects of the discontinued operations described above. The reclassifications related to discontinued operations had no impact on previously reported amounts for total assets, total liabilities, total stockholders’ equity or net income (loss).
Note 2. Acquisitions:
CSI Acquisition

On March 1, 2014, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI) for a purchase price of $39.0 million in cash plus a $4.7 million working capital adjustment. CSI is an innovator of in-building wireless connectivity solutions for 3G/4G cellular services, enabling coverage anytime, anywhere. ClearLink, CSI’s high performance, low PIM brand of in-building products are designed for distributed antenna systems and small cells. ClearLink products include Universal DAS interface Trays (UDiT), passive DAS interface units, system components, and antennas. CSI’s portfolio also includes digital repeaters and E911 and location-based enhancement solutions for wireless networks.
The Company incurred $0.2 million of related acquisition costs in the fourth quarter of fiscal year 2014 which were expensed as incurred and reflected in general and administrative costs in the Consolidated Statement of Operations.
The results of CSI's operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. CSI contributed $3.7 million to revenue and $0.3 million to operating loss in fiscal year 2014. Operating loss reflects amortization of intangibles based on the estimated fair value of assets acquired.
In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for intangible assets, deferred income tax liabilities, inventories and other items are pending finalization of valuation efforts. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the CSI acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the March 1, 2014, acquisition date:

(in thousands)
Cash	$6,513
Accounts receivable	2,920
Inventories	7,625
Prepaid expenses and other current assets	158
Property and equipment	816
Intangible assets	16,230
Accounts payable, accruals and other liabilities	(2,875)
Income tax payable	(1,175)
Deferred income tax liability	(6,616)
Goodwill	20,142
Total Consideration	$43,738
The following table summarizes the acquired identified intangible assets and the respective fair value and estimated useful life at the date of acquisition:

(in thousands)	Fair Value	Estimated Life
Backlog	$70	1 month
Customer relationships	10,980	7 years
Trademark	810	7 years
Developed technology	3,860	3 years
Non-compete	510	2 years
Total intangible assets	$16,230
Kentrox Acquisition
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc., acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox) for a purchase price of $30.0 million in cash, plus a $1.3 million working capital adjustment, pursuant to an agreement dated March 15, 2013.  Kentrox is a worldwide leader in intelligent site management solutions, providing comprehensive monitoring, management and control of any site. The machine-to-machine communications Kentrox provides enable service providers, tower operators, and other network operators to reduce operating costs while improving network performance. Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe. The acquisition was attractive to the Company as it adds a highly complementary product line that is wireless focused, software centric and globally deployed.

The Company incurred $0.3 million of related acquisition costs in the fourth quarter of fiscal year 2013 which were expensed as incurred and reflected in general and administrative costs in the Consolidated Statement of Operations.
The results of Kentrox's operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. Kentrox contributed $46.2 million to revenue and $7.3 million to operating income in the twelve months ended March 31, 2014.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. During the provisional period, the Company obtained new information regarding the acquisition date fair value of certain assets acquired and liabilities assumed that resulted in a $2.6 million increase to goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the Kentrox acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes.
The following table summarizes the fair values of the assets acquired and liabilities assumed on the April 1, 2013, acquisition date as well as measurement period adjustments made during the fiscal year:

(in thousands)	Preliminary Amounts Recognized	Measurement Period Adjustments	Final Amounts Recognized
Cash	$2,355	$—	$2,355
Inventories	5,045	—	5,045
Accounts receivable	4,260	65	4,325
Land held-for-sale	1,044	—	1,044
Other assets	806	76	882
Intangible assets	16,970	(990)	15,980
Deferred revenue	(2,885)	(78)	(2,963)
Accounts payable and accruals	(3,486)	93	(3,393)
Deferred income tax liability	(780)	(1,750)	(2,530)
Goodwill	7,971	2,584	10,555
Total consideration	$31,300	$—	$31,300
The fair value of intangible assets is as follows:

(in thousands)	Fair Value	Life
Backlog	$1,440	1 year
Customer relationships	8,960	10 years
Trade name	1,170	7 years
Developed technology	4,410	9 years
Total intangible assets	$15,980
ANTONE Acquisition
On May 15, 2012, the Company acquired certain assets and liabilities of ANTONE Wireless Corporation (ANTONE), including rights to ANTONE products, for $2.5 million cash, subject to an adjustment for working capital, plus contingent cash consideration of up to an additional $3.5 million (the ANTONE acquisition).  The contingent consideration is based upon profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and indemnification claims.  The acquisition included inventories, property and equipment, contract rights, customer relationships, technology, and certain specified operating liabilities that existed at the closing date. ANTONE products include high-performance tower-mounted amplifiers and cell-site antenna sharing products.  The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.
The results of ANTONE’s operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported in the Westell operating segment. The Company incurred $0.1 million of related acquisition costs in fiscal year 2013 which were expensed as incurred and are reflected in general and administrative costs in the Consolidated Statement of Operations.

In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles are being amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. All goodwill recorded on the ANTONE acquisition is expected to be amortized and deductible for U.S. federal and state income tax purposes. In the fourth quarter of fiscal year 2013, the Company's annual goodwill test concluded that this goodwill, which was evaluated on the basis of the Westell reporting unit as a whole, was impaired and recorded as a charge to Consolidated Results of Operation in that quarter. Refer to Note 5, Goodwill and Intangible Assets.
The following table summarizes the fair values of the assets and liabilities assumed as of the May 15, 2012, acquisition date:

(in thousands)
Inventories	$326
Deposit	3
Intangible assets	3,230
Liabilities	(612)
Goodwill	2,086
Net assets acquired	5,033
Cash consideration transferred	2,524
Contingent consideration	3,038
Working capital adjustment (shortfall)	(529)
Total consideration	$5,033
The identifiable intangible assets include $2.8 million designated to technology and $0.4 million designated to customer relationships, each with estimated useful lives of 8 years. The Company calculated values based on the present value of the future estimated cash flows derived from operations attributable to technology and existing customer contracts and relationships. The $2.1 million of goodwill, which was evaluated under the Westell reporting unit, was determined to be impaired and therefore written off in the fourth quarter of fiscal year 2013. See Note 5, Goodwill and Intangible Assets.
In fiscal year 2013, the Company recorded a $0.3 million warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. See Note 7, Product Warranties. Pre-acquisition warranty costs in excess of $25,000 are indemnified by the seller and have been adjusted in the valuation of the contingent consideration. Refer to further discussion of the contingent consideration in Note 13, Fair Value Measurements.
Pro forma information all fiscal year 2014 acquisitions
The following unaudited summary information is presented on a consolidated pro forma basis as if the Kentrox and CSI acquisitions had occurred on April 1, 2012. The pro forma amounts reflect the accounting effects of the business combinations, including the application of the Company's accounting policies, amortization of intangible assets based on the estimated fair value and the impact of other fair value purchase accounting impacts such as inventory valuation step-up, deferred revenue reduction and the add back of interest expense. The pro forma results are based on historical information and is not necessarily indicative of the combined results had the acquisition been completed at April 1, 2012, nor are they indicative of future combined results.

(in thousands)	2014	2013
Consolidated pro forma revenue	$141,524	$92,671
Consolidated pro forma operating income (loss)	$6,428	$(23,559)
Note 3. Summary of Significant Accounting Policies:
Business Combinations
The Company applies the guidance of ASC topic 805, Business Combinations. The Company recognizes the fair value of assets acquired and liabilities assumed in transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; expenses transaction and restructuring costs; and discloses the information needed to evaluate and understand the nature and financial effect of the business combination.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits, money market funds and debt instruments consisting of pre-refunded municipal bonds. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost. Money market funds are accounted for as available-for-sale securities under the requirements of ASC topic 320, Investments – Debt and Equity Securities (ASC 320).
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.
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
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in cost of goods sold in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
The components of inventories are as follows:

	March 31,
(in thousands)	2014	2013
Raw materials	$11,031	$6,252
Finished goods	13,405	5,971
Total inventories	$24,436	$12,223
Prepaid Expenses and Other Current Assets
Prepaid and current assets generally consisting of prepaid product royalty, prepaid maintenance agreements and prepaid rent, which are amortized as expense generally over the term of the underlying contract or estimated product life.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. The following table shows estimated useful lives of property and equipment, as follows:

Machinery and equipment	5	-	7 years
Office, computer and research equipment	2	-	5 years
Depreciation expense from continuing operations was $0.6 million, $0.5 million and $0.4 million for fiscal years 2014, 2013 and 2012, respectively. In accordance with ASC topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset. No impairment losses were recorded in fiscal years 2014, 2013, or 2012.
Goodwill and Other Intangibles
Goodwill is the excess of the total purchase consideration transferred over the amounts allocated to identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill is not amortized, but it is tested for impairment at the reporting unit level by first performing a qualitative approach to test goodwill for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step, quantitative, goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.
Goodwill is reviewed for impairment at least annually in accordance with ASC 350, Intangibles-Goodwill and Other, (ASC 350) or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. The first step tests for impairment by applying fair value-based tests at the reporting unit level. Fair value of a reporting unit is determined by using both an income approach and a market approach, because this combination is considered to produce the most reasonable indication of fair value in an orderly transaction between market participants. Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the level of risk inherent in a reporting unit and its associated estimates of future cash flows as well as the rate of return an experienced investor might expect to earn. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Under the market approach, the Company utilizes valuation multiples derived from publicly available information for comparable companies to provide an indication of how much a knowledgeable investor in the marketplace might be willing to pay for a company. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to individual assets and liabilities within each reporting unit.
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
If deliverables do not fall within the software revenue recognition guidance, the fair value of each element is established using the relative selling price method, which requires the Company to use vendor-specific objective evidence (VSOE), reliable third-party objective evidence or management's best estimate of selling price, in that order.
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
The Company has established VSOE based on its historical pricing practices. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.
The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold. The Company’s reserve for returns is not significant.
The Company records revenue net of taxes in accordance with ASC topic 605, Revenue Recognition (ASC 605).
Shipping and Handling
Freight billed to customers is recorded as revenue. The Company recorded costs related to shipping and handling expense of $1.3 million, $0.7 million and $0.7 million in sales and marketing expense for the fiscal years 2014, 2013 and 2012, respectively.
Product Warranties
Most of the Company’s products carry a limited warranty of up to seven years. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales. See Note 7 for further discussion of the Company’s product warranties.
Research and Development Costs
Engineering and product research and development costs are charged to expense as incurred.

Stock-based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the award’s grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures. See Note 9 for further discussion of the Company’s stock-based compensation plans.
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 13 for further discussion of the Company’s fair value measurements.
Foreign Currency
The Company’s primary foreign currency exposure is to changes in exchange rates for the U.S. dollar versus the Australian and Canadian dollar and the related effects on receivables and payables denominated in those currencies. The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, accounts payable, and cash as a component of other income (expense), net on the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (ASC 740). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (NOL) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense. See Note 4 for further discussion of the Company’s income taxes.
New Accounting Standards Adopted
In July 2013, the FASB issued ASU 2013-11. Prior to ASU 2013-11, Topic 740, Income Taxes, did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate that diversity in practice in the presentation of unrecognized tax benefits in those cases. ASU 2013-11 generally requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective for the first quarter of fiscal year 2014, the Company elected the early adoption of this provision with retrospective application. As a result, the Consolidated Balance Sheet as of March 31, 2013, reflects an adjustment to the previously issued audited financial statements to reclassify $2.7 million of unrecognized tax benefits from tax contingency reserve long-term to deferred income taxes non-current. This balance sheet reclassification had no impact on the historical Consolidated Statements of Operations or Accumulated Deficit.
Note 4. Income Taxes:
The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax bases of assets and liabilities given the provisions of the enacted tax laws. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections, and historical financial performance. The Company has fully reserved deferred tax assets as a result of this assessment.

The income tax expenses (benefits) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Federal:
Current	$6	$—	$(775)
Deferred	(7,432)	24,578	(1,361)
	(7,426)	24,578	(2,136)
State:
Current	433	2	(18)
Deferred	(1,712)	4,797	1,411
	(1,279)	4,799	1,393
Foreign:
Current	56	(8)	50
Deferred	(133)	23	7
	(77)	15	57
Total	$(8,782)	$29,392	$(686)
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	35.0%
Meals and entertainment	(1.5)	(0.2)	(1.3)
State income tax, net of federal tax effect	2.4	3.1	42.8
Valuation allowance	226.5	(256.1)	(106.3)
Goodwill impairment	—	(2.1)	—
Deferred tax adjustments	8.3	1.4	(52.0)
Contingent tax reserves	—	—	126.3
Foreign tax credit	3.3	(0.3)	16.2
Equity compensation	(6.4)	(0.6)	(15.0)
Capitalized transaction costs	(2.7)	—	—
Other	(3.2)	(2.7)	(3.2)
	260.7%	(223.5)%	42.5%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2014	2013
Deferred income tax assets:
Allowance for doubtful accounts	$33	$4
Alternative minimum tax credit carryforward	697	697
Foreign tax credit carryforward	785	674
Depreciation	940	1,224
Deferred revenue	950	—
Compensation accruals	2,323	1,326
Inventory reserves	1,903	888
Warranty reserves	92	57
Net operating loss carryforward	29,510	29,315
Intangibles and goodwill	—	689
Other	863	1,106
Gross deferred tax assets	38,096	35,980
Valuation allowance	(28,542)	(36,285)
Net deferred income tax assets	9,554	(305)
Deferred income tax liabilities:
Inventory step-up	(379)	—
Intangibles and goodwill	(9,348)	—
Net deferred income tax liabilities	$(173)	$(305)
Classified in Consolidated Balance Sheets as follows:

	March 31,
(in thousands)	2014	2013
Deferred income tax assets	$899	$—
Deferred income tax liability	(1,072)	(305)
Net deferred income tax assets	$(173)	$(305)
In addition to the deferred tax assets listed in the table above, the Company has $1.3 million and $1.0 million of unrecorded tax benefits at March 31, 2014, and 2013, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for stock issued under the Company’s stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated as a reduction to the Company’s federal and state NOL carry forwards, which are discussed below.
In fiscal year 2014, the Company continued to fully reserve deferred tax assets. The Company acquired Kentrox and CSI in stock transactions. Deferred tax liabilities of $9.1 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
In fiscal year 2013, the Company considered both the positive and negative evidence available to assess the realizability of its deferred tax assets. The Company considered negative factors which included recent losses and a forecasted three-year cumulative loss position, as well as positive evidence consisting primarily of projected future earnings. The Company concluded that the negative evidence outweighed the objectively verifiable positive evidence. As a result, the Company increased the valuation allowance against deferred income tax assets by $34.0 million, which taken together with the liability for uncertain tax positions, had the effect of reserving in full all of the Company's deferred tax assets as of March 31, 2013.
In fiscal year 2012, the Company sold its ConferencePlus subsidiary and completed the CNS asset sale which changed the outlook for future taxable income, positively with regards to the CNS business which contributed to the majority of the Company’s historical losses and negatively in certain states where income generated by ConferencePlus was apportioned. In addition, certain states for which the Company has net operating loss carryforwards, such as Illinois, suspended the use of those carryforwards. The Company therefore was not able to utilize those carryforwards to offset fiscal year 2012 taxable income. The Company considered both the positive and negative evidence and established a forecast of future taxable income to evaluate the deferred tax assets for realizability. On this basis, the Company concluded that it was more likely than not that it would be able to utilize the majority of its deferred tax assets, but that certain state net operating loss carryforwards would expire prior to utilization. As a result, the Company increased the valuation allowance reserve by $1.7 million to $2.3 million in fiscal year 2012. In addition, the Company recognized $2.1 million of net tax benefits relating to the change in uncertain tax positions. The Company also changed the federal rate used on deferred taxes from 35% to 34%.  This change resulted in a $0.6 million tax expense.
The Company has approximately $1.5 million in tax credit carryforwards and $74.9 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. The federal net operating loss carryforwards begin to expire in fiscal year 2023. State net operating loss carryforwards, net of federal tax benefits, are $4.0 million. The state net operating loss carryforwards begin to expire in fiscal year 2023.
An income tax benefit of $0.1 million related to stock-based compensation was credited to additional paid-in-capital during fiscal year 2012. No related benefit was recorded in fiscal years 2014 or 2013.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2013 and 2014 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2012	$3,483
Additions based on positions related to fiscal year 2013	—
Additions for tax positions of years prior to fiscal year 2013	1
Reductions for tax positions of years prior to fiscal year 2013	—
Reductions as a result of expirations of applicable statutes of limitations	(716)
Settlements	—
Unrecognized tax benefits at March 31, 2013	$2,768
Additions from acquisitions	186
Additions based on positions related to fiscal year 2014	—
Additions for tax positions of years prior to fiscal year 2014	1
Reductions for tax positions of years prior to fiscal year 2014	—
Reductions as a result of expirations of applicable statutes of limitations	—
Settlements	—
Unrecognized tax benefits at March 31, 2014	$2,955
If the unrecognized tax benefit balances at March 31, 2014, and 2013, were recognized, it would affect the effective tax rate.
The Company recognized interest and penalties of $1,000, $12,000 and $14,000 as a component of income tax expense as of March 31, 2014, 2013, and 2012, respectively.  Interest and penalty credits result from reductions in uncertain tax positions.  As of March 31, 2014, and 2013, accrued interest and penalties were $0 and $9,000, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2010	-	2014
U.S. State	2009	-	2014
Foreign	2009	-	2014

Note 5. Goodwill and Intangible Assets:
Goodwill
In accordance with ASC 350, the Company performs an evaluation of goodwill on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted in the fourth quarter of each fiscal year.
In fiscal year 2013, the Company evaluated the performance and goodwill for the combined reporting units consisting of Noran Tel and Westell, which is the same as the Westell segment and determined that the full carrying amount of goodwill of $2.9 million was impaired. In fiscal year 2014, the Company acquired Kentrox on April 1, 2013 and CSI on March 1, 2014 and each are reporting units.
January 1, 2014 Evaluation
The Company performed its annual evaluation of goodwill as of January 1, 2014. The Company assessed whether it was more likely than not that fair value of the Kentrox reporting unit, which made up all of the goodwill on that date, was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, financial market considerations, key personnel, share price and overall financial performance. Based on these factors, the Company determined no indicators of impairment were present and therefore it was not necessary to perform a two-step goodwill impairment test.
Changes in the carrying amounts of goodwill by reporting units are as follows:

(in thousands)	Kentrox	CSI	Noran Tel	Westell	Total
Gross goodwill	$—	$—	$1,890	$9,651	$11,541
Accumulated impairment	—	—	(1,381)	(9,651)	(11,032)
Currency translation	—	—	292	—	292
April 1, 2012 balance, net	—	—	801	—	801
Noran Tel relocation	—	—	(798)	798	—
Business acquisition	—	—	—	2,086	2,086
Goodwill impairment	—	—	—	(2,884)	(2,884)
Currency translation	—	—	(3)	—	(3)
March 31, 2013 balance, net	—	—	—	—	—
Business acquisitions	10,555	20,142	—	—	30,697
March 31, 2014 balance, net	$10,555	$20,142	$—	$—	$30,697
Intangible Assets
In fiscal year 2014, the Company determined that the NoranTel trade name would be phased out over a one year period and therefore started to amortize the intangible asset over its remaining useful life. In the fourth quarter of fiscal year 2014, indicators of impairment were present with the declining revenue from legacy products in the Westell segment and the Company performed an evaluation to test intangible assets related to those products for recoverability. The Company concluded that the transmission product technology intangible acquired with the NoranTel acquisition was impaired. A $245,000 charge resulted recorded in intangible amortization expense to reduce the value of the asset to $205,000 which will be amortized over the remaining useful life of two years. The Company determined that indicators of impairment related to the ANTONE and current year Kentrox and CSI acquisitions were not present. During the years ended March 31, 2013 and 2012, no impairment existed with respect to the Company's intangible assets with determinable lives and no significant changes to the remaining useful lives were necessary.

The following table presents details of the Company’s intangibles from historical acquisitions, including the fiscal year 2013 ANTONE acquisition and fiscal year 2014 Kentrox and CSI acquisitions:

	March 31, 2014			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	1,510	(1,510)	—	—	—	—
Customer relationships	24,437	(4,437)	20,000	4,497	(2,618)	1,879
Product technology	45,234	(35,404)	9,830	36,964	(34,132)	2,832
Non-compete	510	(21)	489	—	—	—
Trade name and trademark	2,355	(318)	2,037	375	(23)	352
Total finite-lived intangible assets, net	74,046	(41,690)	32,356	41,836	(36,773)	5,063
The finite-lived intangibles are being amortized over periods of one month to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations was $4.9 million, $0.9 million and $0.5 million in fiscal years 2014, 2013 and 2012. The following is the expected future amortization by fiscal year:

(in thousands)	2015	2016	2017	2018	2019	thereafter
Intangible amortization expense	$6,840	$6,123	$5,179	$3,742	$3,513	$6,959

Note 6. Commitments and Contingencies:
Obligations
The Company leases an 185,000 square foot corporate facility in Aurora, Illinois. This location houses the Westell and Kentrox segments product distribution, engineering, sales, marketing and manufacturing as well as corporate administration pursuant to a lease that originated in 1997 and runs through September, 2017. The rental payments are currently $2.0 million a year and increase 2% every other year. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC topic 840, Leases (ASC 840), the Company recorded a long-term deferred lease liability of $417,000 and $551,000 presented in other long-term liabilities and a short-term deferred lease liability of $134,000 and $114,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2014, and 2013, respectively, to account for the straight-line impact on the rental payments. The Westell segment leases two other engineering offices, each approximately 2,500 square feet located in Goleta, California, and Regina, Canada. The Goleta lease is short-term and the Regina lease runs through October, 2017. The Kentrox segment leases a 47,000 square foot manufacturing and office facility in Dublin, Ohio, that ends in October, 2014. A lease for new 9,465 square foot engineering and service center in Dublin, Ohio, will commence in September 2014 which runs through 2019. The CSI segment leases a 16,932 square foot manufacturing and distribution center and a 19,525 square foot office in Manchester, New Hampshire. The CSI leases runs through 2018. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $2.8 million, $2.3 million and $2.2 million for fiscal years 2014, 2013 and 2012, respectively. In fiscal years 2014, 2013 and 2012, rent expense was offset by $0.1 million, $0.1 million and $0.4 million of sublease income, respectively.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2014 consisted of the following:

	Payments due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Purchase obligations	$12,158	$—	$—	$—	$—	$—	$12,158
Future minimum lease payments for operating leases	3,011	2,510	2,503	887	64	—	8,975
Contingent Consideration	2,067	574	—	—	—	—	2,641
Future obligations and commitments	$17,236	$3,084	$2,503	$887	$64	$—	$23,774

Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2014, and March 31, 2013, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2014, and March 31, 2013, the Company had total contingency reserves of $0.7 million and $1.7 million, respectively, related to the discontinued operations of ConferencePlus. The contingency reserves are classified as accrued expenses on the Consolidated Balance Sheets. In fiscal year 2014, the Company paid $1.1 million relating to an indemnification claim. See Note 1, Basis of Presentation.
In fiscal year 2013, the Company resolved, through arbitration, a dispute with NETGEAR regarding an interpretation of the sales agreement covering the CNS asset sale at a cost of $0.9 million. As of March 31, 2012, the Company had a $0.4 million contingency reserve for this claim and recorded an additional expense of $0.5 million during fiscal year 2013. All amounts have been paid as of March 31, 2013.
Additionally, the Company has contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and certain indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of March 31, 2014 and March 31, 2013, the fair value of the contingent consideration liability, after an offset for a working capital adjustment and an indemnification claim for warranty obligations, is $2.6 million and $2.3 million, respectively. The first payment will be made in May 2014 (see Note 2, Note 7 and Note 13).
Note 7. Product Warranties:
The Company’s products in the Westell segment carry a limited warranty ranging up to seven years and typically one year for products within the Kentrox segment and one to five years years for the product within the CSI segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. In fiscal year 2013, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. A corresponding indemnification claim for this warranty obligation was adjusted in the valuation of the contingent consideration related to the ANTONE acquisition (see Note 2, Note 6, and Note 13). The current portions of the warranty reserve were $286,000 and $94,000 as of March 31, 2014, and 2013, respectively, and are presented on the Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $42,000 and $58,000 as of March 31, 2014, and 2013, respectively, and are presented on the Consolidated Balance Sheets as other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Total product warranty reserve at the beginning of the period	$152	$243	$758
Warranty reserves from business acquisitions	149	25	—
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	—	303	—
Warranty reserve transferred with sale of CNS	—	—	(194)
Warranty expense (reversal)	183	(45)	(89)
Utilization	(156)	(374)	(232)
Total product warranty reserve at the end of the period	$328	$152	$243

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
Share Repurchase Programs
In February 2010, the Board of Directors authorized a share repurchase program (the February 2010 authorization) allowing a repurchase of up to an aggregate of $10.0 million of its outstanding Class A Common Shares. The February 2010 authorization was fully utilized as of November 2011.
In August 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the August 2011 authorization). During fiscal year 2012, under the February 2010 authorization and the August 2011 authorization, 6.4 million shares were repurchased with a weighted-average per share purchase price of $2.63. Repurchases include a purchase on May 31, 2011, of 1,000,000 shares of its Class A Common Stock, including 618,664 shares that were converted from the Company's Class B Common Stock. These shares were purchased from a voting trust dated February 23, 1994, (the Voting Trust) and from other trusts associated with certain members of Mr. Robert C. Penny III’s family. Robert C. Penny III and Robert W. Foskett currently are members of the Company’s Board of Directors. Mr. Foskett is Mr. Penny's nephew. Messrs. Penny and Foskett also serve as co-trustees and are beneficiaries of the Voting Trust. The Company paid a total of $3.4 million or approximately $3.43 per share, which represented the weighted-average price of the Company's Class A Common Stock for the three daily trading sessions on May 23, 24, and 25, 2011, as reported on the NASDAQ Global Select Market.
In fiscal year 2013, the Company repurchased 5.7 million shares under the August 2011 authorization with a weighted-average per share purchase price of $2.20. In fiscal year 2014, there were no repurchases under the August 2011 authorization. As of March 31, 2014, there was approximately $0.1 million remaining for additional share repurchases under this authorization.
Additionally, in fiscal years 2014, 2013 and 2012, the Company repurchased 161,699 shares, 133,816 shares and 113,734 shares, respectively, from certain executives that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $2.22, $2.32 and $3.52, respectively.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2014, a total of 13,937,150 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B Common Stock is entitled to four votes per share. As of May 14, 2014, as trustees the Voting Trust, containing common stock held for the benefit of the Penny family, Robert C. Penny III and Robert W. Foskett have the exclusive power to vote over 50.9% of the votes entitled to be cast by the holders of our common stock. Certain Penny family members also own, or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny and Foskett control 54.9% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.

Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2012, 2013 and 2014:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury
Total shares outstanding, March 31, 2011	54,174	14,556	(4,629)
Options exercised	912	—	—
Class B converted to Class A	619	(619)	—
Purchase of Treasury Stock	(6,552)	—	(6,552)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	1,276	—	—
Total shares outstanding, March 31, 2012	50,429	13,937	(11,181)
Options exercised	158	—	—
Purchase of Treasury Stock	(5,788)	—	(5,788)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	171	—	—
Total shares outstanding, March 31, 2013	44,970	13,937	(16,969)
Options exercised	808	—	—
Purchase of Treasury Stock	(162)	—	(162)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	237	—	—
Total shares outstanding, March 31, 2014	45,853	13,937	(17,131)
Note 9. Stock-based Compensation:
Employee Stock Incentive Plans
In September 2010, stockholders approved the amendment and restatement of the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 SIP Plan) that permits the issuance of restricted Class A Common Stock, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units and performance stock units share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 3,131,192 shares available for issuance under this plan as of March 31, 2014. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2004 SIP Plan) or when provided within individual employment contracts. The Company issues new shares of stock for awards under the 2004 SIP Plan.
Stock-Based Compensation Expense
Total stock-based compensation, excluding the impact of discontinued operations, is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Cost of revenue	$53	$27	$55
Sales and marketing	337	190	173
Research and development	338	115	58
General and administrative	1,143	1,075	915
Stock-based compensation expense	1,871	1,407	1,201
Income tax benefit	—	—	(61)
Total stock-based compensation expense after taxes	$1,871	$1,407	$1,140

Stock Options
Stock options that have been granted by the Company have an exercise price that is equal to the reported value of the Company’s stock on the grant date. Options usually vest annually from the date of grant over a period of 4 years. The Company’s options have a contractual term of 7 or 10 years. Compensation expense is recognized on a straight-line basis over the vesting period for the award.
The Company uses the Black-Scholes model to estimate the fair value of employee stock options on the date of grant. That model employs parameters for which the Company has made estimates according to the assumptions noted below. Expected volatilities were based on historical volatilities of the Company’s stock. The expected option lives represent the period of time that options granted are expected to be outstanding based on historical trends. The risk-free interest rates were based on the United States Treasury yield curve for the expected term at the time of grant. The dividend yield was based on expected dividends at the time of grant, which has always been zero.
The Company recorded expense of $0.2 million, $0.2 million, and $0.3 million in the twelve months ended March 31, 2014, 2013 and 2012, respectively, related to stock options. The Company received proceeds from the exercise of stock options of $1.7 million, $0.1 million, and $1.7 million in fiscal years 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012 was $1.3 million, $0.2 million, and $1.3 million, respectively.
Option activity for the twelve months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding on March 31, 2013	2,114,446	$2.07
Granted	630,000	$2.45
Exercised	(807,568)	$2.08
Forfeited	(7,333)	$1.57
Expired	(94,100)	$5.62
Outstanding on March 31, 2014	1,835,445	$2.02	3.7	$3,110
Vested or expected to vest as of March 31, 2014	1,791,580	$2.01	3.7	$3,052
Exercisable on March 31, 2014	974,695	$1.71	1.8	$1,969
(a) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ close stock price as of the reporting date.
As of March 31, 2014, there was $0.6 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.9 years.
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31
	2014	2013	2012
Input assumptions:
Expected volatility	42%	49%	70%
Risk-free interest rate	1.1%	0.7%	1.4%
Expected life	5 years	5 years	5 years
Expected dividend yield	—%	—%	—%
Output weighted-average grant-date fair value	$0.91	$0.89	$1.93

Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2014, 2013 and 2012, non-employee directors received grants of 90,000, 70,000 and 70,000 shares, respectively, that each vests annually over 4 years. The Company recognizes compensation expense on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.
The following table sets forth restricted stock activity for the twelve months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	738,500	$1.65
Granted	90,000	$2.33
Vested	(358,000)	$1.53
Forfeited	(63,000)	$1.43
Non-vested as of March 31, 2014	407,500	$1.94
The Company recorded $0.5 million, $0.6 million, and $0.5 million of expense in the twelve months ended March 31, 2014, 2013 and 2012, respectively, related to restricted stock. As of March 31, 2014, there was $0.3 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic fair value of shares vested during the years ended March 31, 2014, 2013, and 2012, was $0.7 million, $0.8 million, and $0.1 million, respectively.
Restricted Stock Units (RSUs)
In fiscal years 2014, 2013 and 2012, 1,182,000, 530,000 and 500,000 shares, respectively, of RSUs were awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting and vest in equal annual installments over 4 years from the grant dates. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.
The Company recorded stock-based compensation expense of $0.9 million, $0.6 million and $0.3 million for RSUs in fiscal years 2014, 2013 and 2012, respectively. As of March 31, 2014, there was approximately $4.0 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the RSUs, which is expected to be recognized over a weighted-average period of 3.2 years. The total intrinsic fair value of RSUs vested during the years ended March 31, 2014, 2013, and 2012, was $0.5 million, $0.3 million, and $0.5 million, respectively.
The following table sets forth the RSUs activity for the twelve months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	875,000	$2.68
Granted	1,182,000	$3.30
Vested	(210,000)	$2.85
Forfeited	(168,000)	$2.72
Non-vested as of March 31, 2014	1,679,000	$3.09
Performance-based RSUs (PSUs)
In fiscal year 2014, certain executives were granted a total of 285,000 PSUs. The PSUs vest in annual increments based on the achievement of pre-established Company performance goals measured over a four year period and continued employment. The number of PSUs earned, can range from 0% to 200% of the target amount, depending on actual performance for fiscal years 2014 through 2017. In May 2014, the first measurement occurred resulting in achievement of 94% of the target amount and 25% vesting. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis. The Company recognizes compensation expense on a straight-line basis for each annual performance measurement vesting period of the awards based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.
The Company recorded stock-based compensation expense of $0.3 million for PSUs in fiscal years 2014. There was no PSU expense in fiscal years 2013 and 2012. As of March 31, 2014, there was approximately $0.4 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the PSUs, which is expected to be recognized over a weighted-average period of 2.1 years . The total intrinsic fair value of PSUs vested during the year ended March 31, 2012, was $0.7 million. There were no PSUs that vested in fiscal years 2014 or 2013.
The following table sets forth the PSUs activity for the twelve months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2013	—	$—
Granted	285,000	$2.45
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2014	285,000	$2.45
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
Note 10. Segment and Related Information:
Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. In fiscal 2014, the Company revised its segment reporting structure to realign internal reporting as a result of the Kentrox acquisition and the discontinued operations of the CNS segment. The CODM further refined the structure and defined segment profit as gross profit less research and development expenses because of the integration of sales and marketing and general and administrative functions. In order to provide information that is comparable year to year, fiscal 2013 and 2012 segment information has been restated to reflect the new segment profit measurement and the required reallocation of costs previously allocated to the discontinued CNS segment.
The Company’s three reportable segments are as follows:
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
Westell: The Company’s Westell product family consists of indoor and outdoor cabinets, enclosures and mountings; power distribution products; network interface devices (NIDs) for time-division multiplexing/synchronous optical networks (TDM/SONET) and service demarcation; span powering equipment; copper/fiber connectivity panels; managed Ethernet switches for utility and industrial networks; Ethernet extension devices for providing native Ethernet service handoff in carrier applications; signal conditioning and monitoring products for distributed antenna systems (DAS); wireless signal conditioning and monitoring products for cellular networks; tower-mounted amplifiers; multi-carrier power amplifier boosters; cell site antenna-sharing products for cell site optimization; and custom systems integration services. The Westell segment customer base is highly concentrated and comprised primarily of major telecommunications service providers including local exchange carriers (LECs) (telephone companies), independent operating domestic local exchange carriers (IOCs), multiple system operators (MSOs), and public telephone administrations located in North America.

CSI: The Company's CSI segment designs, markets, and distributes products that enable anytime, anywhere in-building wireless connectivity for 3G/4G cellular and public safety coverage. CSI’s suite of products includes high-performance digital repeaters, DAS interface units (DIUs), PIM compliant system components and antennas, as well as E911 and location-based enhancement solutions for in-building wireless DAS networks. CSI’s repeaters and system components have been implemented in thousands of solutions throughout the U.S., Canada, Mexico, and Europe.
Segment information for the fiscal years ended March 31, 2014, 2013 and 2012, is set forth below:

	Fiscal Year Ended March 31, 2014
(in thousands)	CSI	Kentrox	Westell	Total
Revenue	$3,676	$46,174	$52,223	$102,073
Gross profit	1,364	23,517	17,077	41,958
Gross margin	37.1%	50.9%	32.7%	41.1%
Research & development	625	3,778	6,936	11,339
Segment profit	$739	$19,739	$10,141	30,619
Operating expenses:
Sales & marketing				14,663
General & administrative				14,027
Intangible amortization				4,908
Restructuring				335
Operating income (loss)				(3,314)
Other income (expense), net				(56)
Income tax (expense) benefit				8,782
Net income (loss) from continuing operations				$5,412

			Fiscal Year Ended March 31, 2013
(in thousands)			Westell	Total
Revenue			$38,808	$38,808
Gross profit			13,325	13,325
Gross margin			34.3%	34.3%
Research & development			5,928	5,928
Segment profit			$7,397	7,397
Operating expenses:
Sales & marketing				7,492
General & administrative				9,310
Intangible amortization				887
Restructuring				149
Goodwill impairment				2,884
Operating income (loss)				(13,325)
Other income (expense), net				175
Income tax (expense) benefit				(29,392)
Net income (loss) from continuing operations				$(42,542)

	Fiscal Year Ended March 31, 2012
(in thousands)	Westell	Total
Revenue	$43,629	$43,629
Gross profit	17,172	17,172
Gross margin	39.4%	39.4%
Research & development	5,460	5,460
Segment profit	$11,712	11,712
Operating expenses:
Sales & marketing		5,843
General & administrative		6,996
Intangible amortization		544
Restructuring		276
Operating income (loss)		(1,947)
Other income (expense), net		331
Income tax (expense) benefit		686
Net income (loss) from continuing operations		$(930)

Asset information, although available, is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2014, 2013 and 2012. More than 90% of the Company's long-lived assets are located in the United States.
Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Verizon	23.9%	17.1%	17.6%
Telamon	30.3%	12.4%	14.3%
AT&T	8.8%	8.7%	10.4%
Time Warner Cable	2.3%	10.4%	3.1%
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2014	2013
Verizon	30.6%	11.4%
Telamon	8.5%	12.6%
AT&T	16.7%	5.5%
Time Warner Cable	1.4%	19.8%
Note 11. Restructuring:
Kentrox Restructuring
In fiscal year 2014, the Company acquired Kentrox and identified 12 redundant employees who will exit the business after a period of time. The Company recognized restructuring expense of $335,000 in fiscal year 2014 for severance for these transitional employees. The total cost of this action is anticipated to be approximately $396,000. The restructuring is anticipated to be completed during the first quarter of fiscal year 2015. As of March 31, 2014, $278,000 of these costs has been paid leaving an unpaid balance of $57,000, which is presented on the Consolidated Balance Sheets within accrued compensation.

Noran Tel Restructuring
The Company's Westell segment recognized restructuring expense of $149,000 and $275,000 in fiscal years 2013 and 2012, respectively, for personnel costs related to severance and other relocation costs for the Noran Tel relocation, described in Note 1. The relocation resulted in the termination of 35 employees located in Canada. The total cost of this action was $424,000. The relocation was completed during the quarter ended September 30, 2012. As of March 31, 2014, and 2013, $424,000 and $418,000 of these costs had been paid leaving an unpaid balance of $0 and $6,000, respectively, which is presented on the Consolidated Balance Sheets within accrued compensation.
ConferencePlus Restructuring
In fiscal year 2012, in connection with the ConferencePlus sale, the Company recognized restructuring expense of $667,000 within discontinued operations for personnel costs related to severance agreements with two former ConferencePlus executives. This expense is presented within income from discontinued operations on the Consolidated Statement of Operations. The liability was retained by the Company. The Company paid $338,000 and $329,000 in fiscal years 2013 and 2012, respectively.
CNS Asset Sale Restructuring
In the first quarter of fiscal year 2012, as a result of the CNS asset sale, the Company initiated a cost reduction action that resulted in the termination of 12 employees in the discontinued CNS segment. The total cost of this restructuring action was approximately $397,000, offset by $122,000 which was reimbursed by NETGEAR. As of March 31, 2012, all of these costs had been paid.
Total fiscal year 2014 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	335	—	335
Payments	(284)	—	(284)
Liability at March 31, 2014	$57	$—	$57
Total fiscal year 2013 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged to continuing operations	89	60	149
Payments	(644)	(112)	(756)
Liability at March 31, 2013	$6	$—	$6
Total fiscal year 2012 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2011	$—	$—	$—
Charged to continuing operations	276	—	276
Charged to discontinued operations	889	52	941
Payments	(604)	—	(604)
Liability at March 31, 2012	$561	$52	613

Note 12. Short-term Investments:
The following table presents short-term investments as of March 31, 2014, and 2013:

(in thousands)	March 31, 2014	March 31, 2013
Certificates of deposit	$1,476	$3,682
Held-to-maturity, pre-refunded municipal bonds	14,108	20,667
Total investments	$15,584	$24,349
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

The Company’s money market funds are measured using Level 1 inputs. The ANTONE contingent consideration described in Note 1 is measured using Level 3 inputs.
The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$117	$117	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$2,067	—	—	$2,067	Contingent consideration
Contingent consideration, long-term	$574	—	—	$574	Contingent consideration non-current
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2013:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$52,849	$52,849	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, long-term	$2,333	—	—	$2,333	Contingent consideration non-current

The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and certain indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment may range from $0.6 million to $2.7 million.
The fair value measurement of contingent consideration as of March 31, 2014 and March 31, 2013, encompasses the following significant unobservable inputs:

	Unobservable Inputs for Fiscal Year Ended March 31,
($ in thousands)	2014	2013
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	$(444)	$(444)
Indemnification related to warranty claims	$(303)	$(303)
Discount rate	7.5%	7.5%
Approximate timing of cash flows	1.4 years	3.0 years
The following table summarizes contingent consideration activity:

	Fiscal Year Ended March 31,
($ in thousands)	2014	2013
Balance beginning of period	$2,333	$—
Contingent consideration from business acquisition	—	3,038
Contingent consideration – payments	—	—
Contingent consideration – change in fair value (included in G&A expense)	308	42
Working capital and other adjustment	—	(444)
Indemnification related to warranty claims	—	(303)
Balance end of period	$2,641	$2,333
Note 14. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of March 31, 2014, the carrying amount of the Company's investment in AKA was approximately $84,000, which is presented on the Consolidated Balance Sheets within other assets.
The Company's revenue to AKA for fiscal year 2014 was $4.5 million. Accounts receivable from AKA is $0.4 million and deferred revenue relating to maintenance contracts is $1.0 million as of March 31, 2014. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee which is esimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.

Note 15. Benefit Plans:
Westell 401(k) Plan
The Company sponsors a 401(k) benefit plan (the Westell Plan) which covers substantially all of its domestic employees. The Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In January 2014, the Company established the matching contribution percentage made by the Company of 50% of participants' contributions, up to 4%. Matching contribution expense in fiscal year 2014 was approximately $79,000. There were no matching contributions in fiscal years 2013 or 2012.
Kentrox 401(k) Plan
During the first nine months of fiscal year 2014, the Company sponsored a 401(k) benefit plan (the Kentrox Plan) which covers substantially all of its domestic employees. On January 1, 2014, Kentrox was merged with and into Westell, Inc. The Kentrox Plan was a salary reduction plan that allows employees to defer up to 75% of wages subject to Internal Revenue Service limits. The Kentrox Plan also allowed for Company discretionary and matching contributions. The Company matching contribution percentage made by the Company was of 50% of participants' contributions, up to 6%. Matching contribution expense in fiscal year 2014 was approximately $105,000.
CSI 401(k) Plan
CSI employees participate in a 401(k) plan through ADPTotalSource (the CSI Plan).  The CSI Plan allows employees to defer up to 100% of wages subject to Internal Revenue Service limits.  The Company contributes a flat 3% of eligible employee earnings, regardless of the individual employee's contribution level.  Contribution expense was approximately $16,000 since CSI was acquired on March 1, 2014.
Note 16. Quarterly Results of Operations (Unaudited):
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
The fiscal third quarter ending December 31 contains seasonality effects in the Westell segment. The Westell segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. Customer budget cycles for may also contribute to revenue variability in those same periods. Revenue mix and gross profit by product varies by quarter. Charges for excess and obsolete inventory vary by quarter and may cause variability in gross margins.

	Fiscal Year 2014 Quarter Ended
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014
(in thousands, except per share amounts)
Revenue	$22,456	$29,960	$25,236	$24,421
Gross profit	8,776	12,423	12,235	8,524
Total operating expenses	11,377	11,129	10,212	12,554
Income (loss) before income taxes and discontinued operations	(2,731)	1,392	1,992	(4,023)
Income tax (expense) benefit	(19)	(68)	(38)	8,907
Net income (loss) from continuing operations	(2,750)	1,324	1,954	4,884
Income (loss) from discontinued operations, net of tax	(14)	4	(29)	(6)
Net income (loss)	(2,764)	1,328	1,925	4,878
Net income (loss) per common share:
Basic	$(0.05)	$0.02	$0.03	$0.08
Diluted	$(0.05)	$0.02	$0.03	$0.08
The Company acquired Kentrox on April 1, 2013 and CSI on March 1, 2014. In the fourth quarter of fiscal 2014, deferred tax liabilities of $9.1 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance which was recorded in the fourth quarter of fiscal year 2014.

	Fiscal Year 2013 Quarter Ended
	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013
(in thousands, except per share amounts)
Revenue	$9,418	$9,854	$8,873	$10,663
Gross profit	2,773	3,449	3,090	4,013
Total operating expenses	6,271	5,701	5,606	9,072
Income (loss) before income taxes and discontinued operations	(3,414)	(2,245)	(2,473)	(5,018)
Income tax (expense) benefit	1,247	677	1,295	(32,611)
Net income (loss) from continuing operations	(2,167)	(1,568)	(1,178)	(37,629)
Income (loss) from discontinued operations, net of tax	427	(607)	(787)	(529)
Net income (loss)	(1,740)	(2,175)	(1,965)	(38,158)
Net income (loss) per common share:
Basic	$(0.03)	$(0.04)	$(0.03)	$(0.66)
Diluted	$(0.03)	$(0.04)	$(0.03)	$(0.66)
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
The fourth quarter of fiscal year 2013 includes an income tax charge for fully reserving deferred tax assets.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Reduction from CNS asset sale and sale of ConferencePlus	Net Additions Charged to Cost and Expenses	Additions (Deductions)		Balance at End of Year
2014
Accounts receivable allowances	$10	$—	$30	$—	(1)	$40
Reserve for excess and obsolete inventory and net realizable value	2,032	—	2,881	(647)	(2)	4,266
Deferred tax assets valuation allowance	36,285	—	—	(7,631)	(3)	28,654
Reserve for returns	19	—	189	(166)		42
2013
Accounts receivable allowances	$12	—	$(2)	$—	(1)	$10
Reserve for excess and obsolete inventory and net realizable value	1,479	—	1,090	(537)	(2)	2,032
Deferred tax assets valuation allowance	2,253	—	—	34,032	(3)	36,285
Reserve for returns	13	—	218	(212)		19
2012
Accounts receivable allowances	$147	(61)	$(79)	$5	(1)	$12
Reserve for excess and obsolete inventory and net realizable value	1,551	(57)	816	(831)	(2)	1,479
Deferred tax assets valuation allowance	527	—	—	1,726	(3)	2,253
Reserve for returns	7	—	98	(92)		13

(1)	Accounts written off, net of recoveries.

(2)	Inventory charged against inventory reserves.

(3)	Change in valuation allowance due to change in assessment of realizability of deferred tax assets.