Form 10-Q
period 2014-06-30
WESTELL TECHNOLOGIES INC
filed 2014-08-01
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 21, 2014:
Class A Common Stock, $0.01 Par Value – 46,209,317 shares
Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2014, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT™, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)	(adjusted (1))
	June 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,689	$35,793
Short-term investments	13,128	15,584
Accounts receivable (net of allowance of $37 and $40 at June 30, 2014, and March 31, 2014, respectively)	16,913	15,831
Inventories	23,063	24,056
Prepaid expenses and other current assets	2,220	1,952
Deferred income taxes	899	899
Assets available-for-sale	1,044	1,044
Total current assets	90,956	95,159
Property and equipment, gross	18,626	17,902
Less accumulated depreciation and amortization	(16,220)	(16,001)
Property and equipment, net	2,406	1,901
Goodwill	31,682	31,682
Intangible assets, net	30,307	31,892
Other non-current assets	350	393
Total assets	$155,701	$161,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,205	$7,067
Accrued expenses	3,270	3,418
Accrued compensation	1,821	4,395
Contingent consideration	1,609	2,067
Deferred revenue	1,395	1,774
Total current liabilities	16,300	18,721
Deferred revenue non-current	740	787
Deferred income tax liability	1,072	1,072
Contingent consideration non-current	468	574
Other non-current liabilities	494	528
Total liabilities	19,074	21,682
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	461	459
Outstanding – 46,113,210 and 45,852,740 shares at June 30, 2014, and March 31, 2014, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both June 30, 2014, and March 31, 2014
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	410,857	410,176
Treasury stock at cost – 17,299,059 and 17,130,965 shares at June 30, 2014, and March 31, 2014, respectively	(34,790)	(34,206)
Cumulative translation adjustment	608	608
Accumulated deficit	(240,648)	(237,831)
Total stockholders’ equity	136,627	139,345
Total liabilities and stockholders’ equity	$155,701	$161,027

(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2014	2013 (adjusted (1))
Revenue	$27,825	$22,456
Cost of revenue	18,141	14,039
Gross profit	9,684	8,417
Operating expenses:
Sales and marketing	3,421	3,059
Research and development	4,475	2,699
General and administrative	3,054	3,572
Intangible amortization	1,585	1,622
Restructuring	57	66
Total operating expenses	12,592	11,018
Operating loss	(2,908)	(2,601)
Other income (expense), net	61	(130)
Loss before income taxes and discontinued operations	(2,847)	(2,731)
Income tax benefit (expense)	29	(19)
Net loss from continuing operations	(2,818)	(2,750)
Discontinued Operations:
Loss from discontinued operations, net of tax benefit	—	(14)
Net income (loss) (2)	$(2,818)	$(2,764)
Basic net loss per share:
Basic net loss from continuing operations	$(0.05)	$(0.05)
Basic net loss from discontinued operations	—	—
Basic net loss per share	$(0.05)	$(0.05)
Diluted net loss per share:
Diluted net loss from continuing operations	$(0.05)	$(0.05)
Diluted net loss from discontinued operations	—	—
Diluted net loss per share	$(0.05)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	59,715	58,521
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	—
Diluted	59,715	58,521

(1) Certain amounts have been reclassified to reflect a change in accounting principle.
(2) Net loss and comprehensive loss are the same for the periods reported.
(3) In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,818)	$(2,764)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,806	1,775
Stock-based compensation	554	351
Restructuring	57	66
Exchange rate (gain) loss	(27)	93
Changes in assets and liabilities:
Accounts receivable	(1,075)	(2,009)
Inventories	993	165
Prepaid expenses and other current assets	(269)	292
Other assets and liabilities	40	55
Deferred revenue	(425)	(1,513)
Accounts payable and accrued expenses	1,219	(65)
Accrued compensation	(2,574)	446
Net cash used in operating activities	(2,519)	(3,108)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	6,440	9,765
Maturities of other short-term investments	—	2,205
Purchases of held-to-maturity short-term debt securities	(3,239)	(5,369)
Purchases of other short-term investments	(745)	(245)
Purchases of property and equipment	(723)	(83)
Acquisitions, net of cash acquired	(304)	(28,770)
Changes in restricted cash	—	500
Net cash provided by (used in) investing activities	1,429	(21,997)
Cash flows from financing activities:
Purchases of treasury stock	(585)	(297)
Proceeds from stock options exercised	130	57
Payment of contingent consideration	(575)	—
Net cash used in financing activities	(1,030)	(240)
Gain (loss) of exchange rate changes on cash	16	(17)
Net decrease in cash and cash equivalents	(2,104)	(25,362)
Cash and cash equivalents, beginning of period	35,793	88,233
Cash and cash equivalents, end of period	$33,689	$62,871
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development and sales of Westell products in Canada. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox). Kentrox designed and distributed intelligent site management solutions that provide comprehensive monitoring, management and control of any site. On March 1, 2014, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI). CSI designs and develops in-building wireless solutions including distributed antenna systems (DAS) products and small cell connectivity equipment. The assets and liabilities acquired and the results of operations relating to CSI are included in the Company's Condensed Consolidated Financial Statements from the date of acquisition.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2014, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2015.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its Consolidated Financial Statements.

Update to Significant Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, except as set forth below.
Voluntary Change in Accounting Principle
Effective April 1, 2014, the Company made a voluntary change in accounting principle to classify shipping and handling costs associated with the distribution of finished product to our customers as cost of revenue (previously recorded in sales and marketing expense). The Company made the voluntary change in principle because it believes the classification of shipping and handling costs in cost of revenue better reflects the cost of producing and distributing products. It also enhances the comparability of the financial statements with many industry peers. As required by U.S. generally accepted accounting principles, the change has been reflected in the Condensed Consolidated Statements of Operations through retrospective application of the change in accounting principle.

The following table provides the reconciliation from previously reported financial data as adjusted:

	Three months ended June 30, 2013
(in thousands)	Previously reported	Effect of Accounting Principle Change	Adjusted
Revenue	$22,456	$—	$22,456
Cost of revenue	13,680	359	14,039
Gross profit	$8,776	$(359)	$8,417
Gross margin	39.1%		37.5%

Sales and marketing	$3,418	$(359)	$3,059

The impact of this change in principle was an increase to cost of revenue and a reduction to sales and marketing expense of $359,000 in the three months ended June 30, 2013. Gross profit and gross profit percentage were reduced accordingly. The amount included in cost of sales in the current period that would have been included in sales and marketing historically, is $255,000 for the three months ended June 2014. The change had no effect on income from continuing operations, net income, earnings per share, or retained earnings for any period.

Reclassifications
In addition to the reclassification of shipping and handling costs disclosed above, certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to reflect measurement period adjustments related to the CSI acquisition (See Note 2).
Note 2. Acquisition
CSI Acquisition

On March 1, 2014, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI) for a purchase price of $39.0 million in cash plus a $5.0 million working capital adjustment. CSI is an innovator of in-building wireless connectivity solutions for 3G/4G cellular services, enabling coverage anytime, anywhere. ClearLink, CSI’s high performance, low PIM brand of in-building products are designed for distributed antenna systems and small cells. ClearLink products include Universal DAS interface Trays (UDIT), passive DAS interface units, system components, and antennas. CSI’s portfolio also includes digital repeaters and E911 and location-based enhancement solutions for wireless networks.
The Company incurred $39,000 and $0.2 million of related acquisition costs, which were expensed as incurred and reflected in general and administrative costs in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2014 and twelve months ended March 31, 2014, respectively.

The results of CSI's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported within the In-Building Wireless (IBW) reporting segment (See Note 5). CSI contributed $9.2 million to revenue and $0.2 million to operating loss in three months ended June 30, 2014. Operating loss reflects amortization of intangibles based on the estimated fair value of assets acquired.
In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for intangible assets, deferred income taxes, inventories and other items are pending finalization of valuation efforts. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the CSI acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. The goodwill from the CSI acquisition is included in the IBW reporting unit.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the March 1, 2014, acquisition date:

(in thousands)	Preliminary Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments		Adjusted Preliminary Amounts Recognized
Cash	$6,513	$—		$6,513
Accounts receivable	2,920	(20)	(c)	2,900
Inventories	7,625	(242)	(c)	7,383
Prepaid expenses and other current assets	158	(23)	(c)	135
Property and equipment	816	(45)	(c)	771
Intangible assets	16,230	(507)	(a)	15,723
Accounts payable, accruals and other liabilities	(2,875)	(37)	(c)	(2,912)
Income tax payable	(1,175)	—		(1,175)
Deferred income tax liability	(6,616)	193	(a)	(6,423)
Goodwill	20,142	985		21,127
Total Consideration	$43,738	$304	(b)	$44,042
(1) As previously reported in the Notes to the Consolidated Financial Statements included in our 2014 Form 10-K.
(a) Intangible asset fair value adjustment for trade name and related tax effect
(b) Payment for final working capital adjustment
(c) Other measurement period adjustments mostly related to inventory adjustments

Under ASC 805, Business Combinations (ASC 805), the Company is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively - as if the accounting for the business combination had been completed at the acquisition date. The March 31, 2014 balance sheet has been adjusted to reflect the measurement period adjustments including the working capital adjustment which was included in accounts payable.
The following table summarizes the acquired identified intangible assets and the respective fair value and estimated useful life at the date of acquisition:

(in thousands)	Fair Value	Estimated Life
Backlog	$70	1 month
Customer relationships	10,980	9 years
Trademark	303	1 year
Developed technology	3,860	3 years
Non-compete	510	2 years
Total intangible assets	$15,723

The following unaudited summary information is presented on a consolidated pro forma basis as if the CSI acquisition had occurred on April 1, 2012. The pro forma amounts reflect the accounting effects of the business combination, including the application of the Company's accounting policies, amortization of intangible assets based on the estimated fair value and the impact of other fair value purchase accounting impacts such as inventory valuation step-up. The pro forma results are based on historical information and is not necessarily indicative of the combined results had the acquisition been completed at April 1, 2012, nor are they indicative of future combined results.

(in thousands)	Three months ended June 30, 2013
Consolidated pro forma revenue	$31,374
Consolidated pro forma operating loss	$(815)
Note 3. Goodwill and Intangible Assets

The Company has $31.7 million of goodwill from the acquisitions of CSI and Kentrox as of June 30, 2014. The CSI goodwill of $21.1 million is in the IBW reporting unit while the Kentrox goodwill of $10.6 million is in the Communication Solutions Group (CSG) reporting unit. The Company has recorded intangible assets, such as goodwill, trademark, developed technology, non-compete agreements, backlog, and customer relationships, and account for these in accordance with ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments. ASC 350 also requires that intangible assets with determinable lives be amortized over their respective estimated useful lives and reviewed annually for impairment. ASC 350 indicates that if circumstances change or a triggering event were to occur that would indicate impairment, the Company would be required to review intangible assets for impairment and write-downs may be required.

In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their fair value, the Company assessed all relevant events and circumstances and determined that due to the overall financial performance of the CSG segment when compared to prior periods and due to the recent change in the Company's segment reporting, it was necessary that the Company assess whether or not the goodwill and related definite lived intangibles related to the CSG segment were impaired. The Company performed a goodwill impairment test related to the CSG segment and determined that the goodwill was not impaired. In addition, the definite lived intangible assets that relate to the CSG segment were also tested and found not to be impaired.
Note 4. Restructuring Charge
Kentrox Restructuring
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized restructuring expense of $57,000 and $66,000 in the three months ended June 30, 2014 and 2013, respectively, for severance for these transitional employees. The total cost of this action was approximately $392,000.
As of June 30, 2014 and March 31, 2014, the unpaid restructuring accrual balance of $40,000 and $57,000, respectively, is presented on the Condensed Consolidated Balance Sheets within Accrued compensation.
Total restructuring charges and their utilization for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013
(in thousands)	Employee-related	Employee-related
Liability at beginning of period	$57	$6
Charged	57	66
Paid	(74)	(6)
Liability at end of period	$40	$66

Note 5. Interim Segment Information
Westell’s Chief Executive Officer is the chief operating decision maker (CODM). In the first quarter of fiscal 2015, the Company revised its segment reporting structure to realign internal reporting as a result of the full integration of Kentrox into Westell, and the recent CSI acquisition. The CODM continues to define segment profit as gross profit less research and development expenses. In order to provide information that is comparable year to year, fiscal year 2014 segment information has been restated to reflect the new reporting structure. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s two reportable segments are as follows:
Communication Solutions Group (CSG) Segment
The CSG segment consists of all the intelligent site management, cell site optimization, and outside plant solutions product offerings. CSG segment products and solutions are developed at the Company’s design centers in Dublin, Ohio; Aurora, Illinois; Goleta, California; and Regina, Canada. The CSG operations are managed centrally at the Aurora facility, where products are assembled, tested, packaged, and shipped to customers.
In-Building Wireless (IBW) Segment
The IBW segment consists of all the in-building wireless solutions products, which include the comprehensive suite of products and solutions acquired with the addition of CSI, as well as the Westell developed DAS interface panels. IBW segment products and solutions are developed at the Company’s design center in Manchester, New Hampshire. IBW operations are managed centrally at our Manchester facility, where products other than the Westell developed DAS panels, are assembled, tested, packaged, and shipped to customers. The Westell developed DAS panels are assembled, tested, packaged, and shipped from Aurora, Illinois.

Segment information for the three months ended June 30, 2014, and 2013 is set forth below:

	Three months ended June 30, 2014
(in thousands)	CSG	IBW	Total
Revenue	$13,728	$14,097	$27,825
Cost of revenue	9,855	8,286	18,141
Gross profit	3,873	5,811	9,684
Gross margin	28.2%	41.2%	34.8%
Research and development	2,280	2,195	4,475
Segment profit	$1,593	$3,616	5,209
Operating expenses:
Sales and marketing			3,421
General and administrative			3,054
Intangible amortization			1,585
Restructuring			57
Operating loss			(2,908)
Other income (expense)			61
Income tax benefit (expense)			29
Net loss from continuing operations			$(2,818)

	Three months ended June 30, 2013
(in thousands)	CSG	IBW	Total
Revenue	$21,429	$1,027	$22,456
Cost of revenue	13,307	732	14,039
Gross profit	8,122	295	8,417
Gross margin	37.9%	28.7%	37.5%
Research and development	2,507	192	2,699
Segment profit	$5,615	$103	5,718
Operating expenses:
Sales and marketing			3,059
General and administrative			3,572
Intangible amortization			1,622
Restructuring			66
Operating loss			(2,601)
Other income (expense)			(130)
Income tax benefit (expense)			(19)
Net loss from continuing operations			$(2,750)

Asset information, although available, is not reported to or used by the CODM.

Note 6. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2014	March 31, 2014
Raw materials	$11,339	$11,031
Finished goods and sub-assemblies	11,724	13,025
Total inventories	$23,063	$24,056

Note 7. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three months ended June 30, 2014, and 2013:

	Three months ended June 30,
(in thousands)	2014	2013
Stock-based compensation expense	$554	$351
Income tax expense	—	—
Total stock-based compensation expense after taxes	$554	$351
The stock option, restricted stock and RSUs awarded in the three months ended June 30, 2014, vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the three months ended June 30, 2014 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2014	1,835,445	$2.02	3.7	$3,110
Granted	40,000	3.47
Exercised	(54,300)	2.39
Forfeited	(52,500)	2.43
Expired	(23,000)	3.04
Outstanding on June 30, 2014	1,745,645	$2.01	3.6	$952

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the three months ended June 30, 2014, was $1.27 per share.
Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	407,500	$1.94
Granted	80,000	3.83
Vested	(277,500)	1.65
Forfeited	—	—
Non-vested as of June 30, 2014	210,000	$3.05
RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,679,000	$3.09
Granted	217,500	3.83
Vested	(227,500)	2.68
Forfeited	(121,000)	2.75
Non-vested as of June 30, 2014	1,548,000	$3.28

PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	285,000	$2.45
Granted, at target	217,500	3.83
Vested	(66,764)	2.45
Forfeited	(41,801)	2.93
Non-vested as of June 30, 2014	393,935	$3.16
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to seven years for the products within the CSG segment and one to five years for products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $383,000 and $286,000 as of June 30, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $41,000 and $42,000 as of June 30, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2014	2013
Total product warranty reserve at the beginning of the period	$328	$152
Warranty reserve from business acquisitions	—	54
Warranty expense	122	19
Utilization	(26)	(11)
Total product warranty reserve at the end of the period	$424	$214
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of June 30, 2014 and March 31, 2014, the carrying amount of the Company's investment in AKA was approximately $88,000 and $84,000, respectively, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the first quarter of fiscal year 2015 and 2014 was $0.2 million and $1.3 million, respectively. Accounts receivable from AKA is $0.2 million and $0.4 million as of June 30, 2014 and March 31, 2014, respectively. Deferred revenue relating to AKA maintenance contracts is $0.8 million as of June 30, 2014 and $1.0 million as of March 31, 2014. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50%

owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 10. Income Taxes
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
The Company recorded $29,000 of income tax benefit in the three months ended June 30, 2014, using an effective income tax rate of 0.5% plus discrete items. The Company recorded $19,000 of income tax expense in the three months ended June 30, 2013 using an effective rate of (0.7)%. The effective rate is impacted by states which base tax on gross margin and not pre-tax income.
Note 11. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration increased $3.6 million in the three months ended June 30, 2014, to $27.3 million, from $23.7 million at March 31, 2014. The IBW segment accounted for $5.8 million of the increase which resulted primarily from purchase obligations from increased demand for UDIT product. This increase was offset in part by a reduction of CSG product purchase obligations and a $0.6 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2014, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$16,089	$—	$—	$—	$—	$—	$16,089
Future minimum operating lease payments	3,180	2,678	2,657	438	134	29	9,116
Contingent consideration	1,609	468	—	—	—	—	2,077
Future obligations and commitments	$20,878	$3,146	$2,657	$438	$134	$29	$27,282
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2014 and March 31, 2014, the Company has not recorded any contingent liability attributable to existing litigation.

As of June 30, 2014, and March 31, 2014, the Company had total contingency reserves of $0.7 million and $0.7 million, respectively, related to the discontinued operations of ConferencePlus. The contingency reserves are classified as accrued expenses on the Consolidated Balance Sheets. In fiscal year 2014, the Company paid $1.1 million relating to a ConferencePlus indemnification claim.
Additionally, the Company has a contingent cash consideration payable related to an acquisition.  The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of June 30, 2014, and March 31, 2014, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $2.1 million and $2.6 million, respectively (see Note 13).
Note 12. Short-term Investments
The following table presents short-term investments as of June 30, 2014, and March 31, 2014:

(in thousands)	June 30, 2014	March 31, 2014
Certificates of deposit	$3,043	$1,476
Held-to-maturity, pre-refunded municipal bonds	10,085	14,108
Total short-term investments	$13,128	$15,584
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

The Company’s money market funds are measured using Level 1 inputs. The contingent consideration described in Note 11 is measured using Level 3 inputs.
The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$3,082	$3,082	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,609	—	—	$1,609	Contingent consideration
Contingent consideration, non- current	$468	—	—	$468	Contingent consideration non-current

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$117	$117	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$2,067	—	—	$2,067	Contingent consideration
Contingent consideration, non- current	$574	—	—	$574	Contingent consideration non-current
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment could range from $0.6 million to $2.7 million.
The fair value measurement of contingent consideration as of June 30, 2014 and March 31, 2014, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs for Three Months Ended
	June 30, 2014	March 31, 2014
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	7.4%	7.5%
Approximate timing of cash flows	1.4 years	1.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2014	$2,641
Contingent consideration – payments	(575)
Contingent consideration – change in fair value in G&A expense	11
Balance as of June 30, 2014	$2,077
Note 14. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). There were no shares repurchased under this authorization during the three months ended June 30, 2014 or June 30, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of June 30, 2014.
Additionally, in the three months ended June 30, 2014, and 2013, the Company repurchased 168,094 and 147,274 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.48 and $2.02 per share, respectively.

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
Westell Technologies, Inc., (the Company) is a leading provider of intelligent site management, in-building wireless, cell site optimization, and outside plant solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The comprehensive set of products and solutions the Company offers enable telecommunication service providers, cell tower operators, and other network operators to reduce operating costs and improve network performance. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high quality, reliable systems.
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
In the first quarter of fiscal 2015, the Company revised its segment reporting structure to realign internal reporting as a result of the full integration of Kentrox into Westell, and the recent Cellular Specialties, Inc. (CSI) acquisition. As a result, the Company operates and manages its business in two segments - Communication Solutions Group (CSG) and In-Building Wireless (IBW) and therefore reports results for each of these segments.

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
In-Building Wireless (IBW) Segment
The IBW segment consists of all the product offerings under our in-building wireless solutions, which include the comprehensive suite of products and solutions acquired with the addition of Cellular Specialties, Inc. (CSI), as well as our internally developed DAS interface panels. IBW segment products and solutions are developed at the Company’s design center in Manchester, New Hampshire. IBW operations are managed centrally at our Manchester facility where products other than our internally developed DAS panels, are assembled, tested, packaged, and shipped to customers. Our internally developed DAS panels are assembled, tested, packaged, and shipped from Aurora. The day-to-day performance of the IBW segment is the responsibility of Company management located in Manchester.
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2014, and 2013 by segment.
Revenue

	Three months ended June 30,
(in thousands)	2014	2013	Change
CSG	$13,728	$21,429	$(7,701)
IBW	14,097	1,027	13,070
Consolidated revenue	$27,825	$22,456	$5,369
CSG revenue was $13.7 million, down 36% in the three months ended June 30, 2014 compared to the same period in the prior fiscal year. The decline was due primarily to a $9.0 million reduction in intelligent site management (ISM) product revenue partially offset by a $2.1 million increase in cell site optimization product revenue. The fiscal year 2014 ISM revenue, which is project oriented, contained $5.8 million from a specific project which is not present in fiscal year 2015. CSG revenue was subject to purchase accounting adjustments which effectively reduced revenue by $0.1 million and $0.6 million to fair value for the performance obligation related to deferred revenue in the three months ended June 30, 2014 and June 30, 2013, respectively.
IBW revenue was $14.1 million in the three months ended June 30, 2014. The $13.1 million increase compared to the same period in the prior fiscal year resulted from the acquisition of CSI, which added $9.2 million in revenue and by a $3.8 million increase in Westell distributed antenna systems (DAS) products. Fiscal year 2014 revenue consisted solely of Westell DAS products.
Gross Margin

	Three months ended June 30,
	2014	2013	Change
CSG	28.2%	37.9%	(9.7)%
IBW	41.2%	28.7%	12.5%
Consolidated gross margin	34.8%	37.5%	(2.7)%
Gross margin in the CSG segment was 28.2% in the three months ended June 30, 2014 compared to 37.9% in the same period in the prior year. Gross margins in the three months ended June 30, 2014, and June 30, 2013 were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.1 million and $0.6 million, respectively, and inventory valuation step-up of $0.1 million and $0.8 million, respectively. In addition, excess and obsolete inventory expense was $1.1 million in the three months ended June 30, 2014 compared to $0.3 million in the three months ended June 30, 2013. The increase in excess and obsolete inventory expense resulted primarily from continued declining demand for legacy T1 products.

Gross margin in the IBW segment was 41.2% in the three month period ended June 30, 2014, compared to 28.7% in the same period in the prior year. The increase in gross margin resulted from the acquisition of CSI, which was acquired on March 1, 2014. Gross margins in the three months ended June 30, 2014, were negatively impacted by the purchase accounting adjustments for the inventory valuation step-up of $0.2 million.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2014	2013	Change
Consolidated sales and marketing expense	$3,421	$3,059	$362
Sales and marketing expense increased $0.4 million in the current fiscal year compared to the same period in the prior year primarily due to the $0.8 million of added costs resulting from the acquisition of CSI. Westell sales and marketing expenses decreased $0.4 million due primarily to lower employee related costs and $0.2 million lower sales incentive commission expense.
Research and Development

	Three months ended June 30,
(in thousands)	2014	2013	Change
CSG	$2,280	$2,507	$(227)
IBW	2,195	192	2,003
Consolidated research and development expense	$4,475	$2,699	$1,776
Research and development expense in the CSG segment decreased by $0.2 million in the three months ended June 30, 2014 compared to the same period in the prior year primarily due to reduced spending on intelligent site management (ISM) product engineering and lower product certification expense related to cabinet products.
Research and development expense in the IBW segment increased by $2.0 million to $2.2 million in the three months ended June 30, 2014 compared to the same period in the prior fiscal year. The increase was due primarily to added costs resulting from the acquisition of CSI which accounted for $2.1 million of the increase.
General and Administrative

	Three months ended June 30,
(in thousands)	2014	2013	Change
Consolidated general and administrative expense	$3,054	$3,572	$(518)
General and administrative expenses decreased $0.5 million in the three months ended June 30, 2014, compared to the same period in the prior fiscal year. The CSI acquisition added $0.5 million in general and administrative expenses. Westell general and administrative expenses decreased $1.0 million due primarily to lower expenses resulting from the non-recurrence of one-time costs and synergies related to the Kentrox acquisition, lower expected bonus attainment and the non-recurrence of the CFO executive search cost which was included in the June 30, 2013 expenses.
Restructuring The Company recorded restructuring charges of $57,000 and $66,000 in the three months ended June 30, 2014 and 2013, respectively, related to severance for transitional employees associated with the Kentrox acquisition.
Intangible amortization

	Three months ended June 30,
(in thousands)	2014	2013	Change
Consolidated intangible amortization	$1,585	$1,622	$(37)
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions.

Other income (expense)

	Three months ended June 30,
(in thousands)	2014	2013	Change
Consolidated other income (expense)	$61	$(130)	$191
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The three months ended June 30, 2014, had $44,000 of foreign currency income and the three months ended June 30, 2013 had $151,000 of foreign currency losses related primarily to the receivables denominated in Australian and Canadian currency.
Income tax benefit (expense) The Company recorded $29,000 of income tax benefit in the three months ended June 30, 2014, using an effective income tax rate of 0.5% plus discrete items. The Company recorded $19,000 of income tax expense in the three months ended June 30, 2013 using an effective rate of (0.7)%. The effective rate is impacted by states which base tax on gross margin and not pre-tax income.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the former CNS segment.
Net loss Net loss was $2.8 million in both the three months ended June 30, 2014 and June 30, 2013.
Liquidity and Capital Resources
Overview
At June 30, 2014, the Company had $33.7 million in cash and cash equivalents and $13.1 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are comprised of future minimum lease payments and inventory purchase obligations, increased $3.6 million in the three months ended June 30, 2014, to $27.3 million, up from $23.7 million at March 31, 2014. The IBW segment accounted for $5.8 million of the increase which resulted primarily from purchase obligations from increased demand for UDIT product. This increase was offset in part by a reduction of CSG product purchase obligations. As of June 30, 2014, the Company had a contingent liability of $0.7 million related to certain intellectual property and indemnification claims related to the ConferencePlus discontinued operations.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2014, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$16,089	$—	$—	$—	$—	$—	$16,089
Future minimum operating lease payments	3,180	2,678	2,657	438	134	29	9,116
Contingent consideration	1,609	468	—	—	—	—	2,077
Future obligations and commitments	$20,878	$3,146	$2,657	$438	$134	$29	$27,282
Cash Flows
The Company’s operating activities used cash of $2.5 million in the three months ended June 30, 2014, which resulted primarily from a $2.8 million net loss, $2.4 million of amortization, depreciation and stock-based compensation expense, and a $2.1 million increase in net working capital. The Company’s investing activities provided cash of $1.4 million, which resulted primarily from the net sales of short-term investments of $2.5 million offset in part by a working capital adjustment payment to CSI for $0.3 million in cash. In the three months ended June 30, 2014, the Company’s financing activities used $1.0 million of cash to purchase treasury stock and pay contingent consideration offset by the proceeds received from stock options exercised.

As of June 30, 2014, the Company had deferred tax assets of approximately $29.4 million before a valuation allowance of $29.6 million and a net deferred tax liability of $0.2 million. Also, as of June 30, 2014, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee.
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, except as set forth below.
Voluntary Change in Accounting Principle
Effective April 1, 2014, the Company made a voluntary change in accounting principle to classify shipping and handling costs associated with the distribution of finished product to our customers as cost of revenue (previously recorded in sales and marketing expense). The Company made the voluntary change in principle because it believes the classification of shipping and handling costs in cost of revenue better reflects the cost of producing and distributing products. It also enhances the comparability of the financial statements with many industry peers. As required by U.S. generally accepted accounting principles, the change has been reflected in the Condensed Consolidated Statements of Operations through retrospective application of the change in accounting principle.

Goodwill and Other Intangibles
Recently, our market capitalization has fallen below our book value. Should our market capitalization not sufficiently recover, we may perform an interim step one review of our goodwill during the second fiscal quarter of 2015. If such review indicates our carrying value is greater than the fair value, we will complete a step two analysis to determine if goodwill has been impaired. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired. At this time, we cannot estimate the impact, if any, an impairment may have on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of June 30, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than described below.
On March 1, 2014, the Company acquired CSI, as a result, the Company continues to integrate the processes and controls relating to CSI into the Company’s existing system of internal control over financial reporting.  Specific controls for the acquired business are also in place.  The Company expects to complete the integration of CSI’s operations into its control processes in fiscal year 2015.

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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 1 - 30, 2014	116,388	$3.8000	—	$112,741
May 1 - 31, 2014	44,869	$2.8236	—	$112,741
June 1 - 30, 2014	6,837	$2.3750	—	$112,741
Total	168,094	$3.4814	—	$112,741

(a)
In April, May and June 2014, the Company repurchased 116,388 shares, 44,869 shares, and 6,837 shares, respectively, from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $3.48 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of June 30, 2014.

Items 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit 18	Preference letter regarding change in accounting principle.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 1, 2014	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 18	Preference letter regarding change in accounting principle.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.