Form 10-Q
period 2014-09-30
WESTELL TECHNOLOGIES INC
filed 2014-10-31
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 21, 2014:
Class A Common Stock, $0.01 Par Value – 46,249,064 shares
Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2014, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT™, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)	(adjusted (1))
	September 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$27,920	$35,793
Short-term investments	20,370	15,584
Accounts receivable (net of allowance of $33 and $40 at September 30, 2014, and March 31, 2014, respectively)	11,925	15,831
Inventories	22,263	24,056
Prepaid expenses and other current assets	2,046	1,952
Deferred income taxes	899	899
Assets available-for-sale	1,044	1,044
Total current assets	86,467	95,159
Property and equipment, gross	18,801	17,902
Less accumulated depreciation and amortization	(16,204)	(16,001)
Property and equipment, net	2,597	1,901
Goodwill	20,783	31,338
Intangible assets, net	29,023	32,319
Other non-current assets	313	393
Total assets	$139,183	$161,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,598	$7,067
Accrued expenses	3,378	3,418
Accrued compensation	1,382	4,395
Contingent consideration	1,151	2,067
Deferred revenue	920	1,774
Total current liabilities	13,429	18,721
Deferred revenue non-current	999	787
Deferred income tax liability	1,045	1,072
Contingent consideration non-current	622	574
Other non-current liabilities	546	528
Total liabilities	16,641	21,682
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	462	459
Outstanding – 46,249,064 and 45,852,740 shares at September 30, 2014, and March 31, 2014, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both September 30, 2014, and March 31, 2014
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	411,440	410,176
Treasury stock at cost – 17,346,855 and 17,130,965 shares at September 30, 2014, and March 31, 2014, respectively	(34,892)	(34,206)
Cumulative translation adjustment	608	608
Accumulated deficit	(255,215)	(237,748)
Total stockholders’ equity	122,542	139,428
Total liabilities and stockholders’ equity	$139,183	$161,110

(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013 (adjusted (1))	2014	2013 (adjusted (1))
Revenue	$23,646	$29,960	$51,471	$52,416
Cost of revenue	15,581	17,938	33,722	31,977
Gross profit	8,065	12,022	17,749	20,439
Operating expenses:
Sales and marketing	2,924	3,485	6,345	6,544
Research and development	4,300	2,619	8,775	5,318
General and administrative	3,280	3,226	6,334	6,798
Intangible amortization	1,710	1,229	3,295	2,851
Restructuring	(2)	169	55	235
Goodwill impairment	10,555	—	10,555	—
Total operating expenses	22,767	10,728	35,359	21,746
Operating income (loss)	(14,702)	1,294	(17,610)	(1,307)
Other income (expense), net	(16)	98	45	(32)
Income (loss) before income taxes and discontinued operations	(14,718)	1,392	(17,565)	(1,339)
Income tax benefit (expense)	69	(68)	98	(87)
Net income (loss) from continuing operations	(14,649)	1,324	(17,467)	(1,426)
Discontinued Operations:
Income (loss) from discontinued operations, net of tax benefit	—	4	—	(10)
Net income (loss) (2)	$(14,649)	$1,328	$(17,467)	$(1,436)
Basic net loss per share:
Basic net loss from continuing operations	$(0.24)	$0.02	$(0.29)	$(0.02)
Basic net loss from discontinued operations	—	—	—	—
Basic net loss per share	$(0.24)	$0.02	$(0.29)	$(0.02)
Diluted net loss per share:
Diluted net loss from continuing operations	$(0.24)	$0.02	$(0.29)	$(0.02)
Diluted net loss from discontinued operations	—	—	—	—
Diluted net loss per share	$(0.24)	$0.02	$(0.29)	$(0.02)
Weighted-average number of common shares outstanding:
Basic	59,924	58,681	59,819	58,601
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	1,059	—	—
Diluted	59,924	59,740	59,819	58,601

(1) Certain amounts have been reclassified to reflect a change in accounting principle. See Note 1.
(2) Net loss and comprehensive loss are the same for the periods reported.
(3) The Company had 0.7 million shares represented by options for the three months ended September 30, 2013, which were not included in the computation of average dilutive shares outstanding because there were anti-dilutive. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,467)	$(1,436)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,755	3,148
Goodwill impairment	10,555	—
Stock-based compensation	1,114	740
Loss on sale of fixed assets	—	3
Restructuring	55	235
Deferred taxes	(28)	—
Exchange rate loss	4	61
Changes in assets and liabilities:
Accounts receivable	3,890	(10,455)
Inventories	1,793	(402)
Prepaid expenses and other current assets	(93)	340
Other assets	79	121
Deferred revenue	(642)	(1,179)
Accounts payable and accrued expenses	(216)	3,117
Accrued compensation	(3,013)	1,380
Net cash used in operating activities	(214)	(4,327)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	11,647	19,231
Maturities of other short-term investments	983	3,189
Purchases of held-to-maturity short-term debt securities	(12,541)	(9,408)
Purchases of other short-term investments	(4,875)	(983)
Purchases of property and equipment	(1,155)	(234)
Acquisitions, net of cash acquired	(304)	(28,945)
Changes in restricted cash	—	2,040
Net cash used in investing activities	(6,245)	(15,110)
Cash flows from financing activities:
Purchases of treasury stock	(688)	(297)
Proceeds from stock options exercised	155	269
Payment of contingent consideration	(879)	—
Net cash used in financing activities	(1,412)	(28)
Loss of exchange rate changes on cash	(2)	(17)
Net decrease in cash and cash equivalents	(7,873)	(19,482)
Cash and cash equivalents, beginning of period	35,793	88,233
Cash and cash equivalents, end of period	$27,920	$68,751
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly-owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly-owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development and sales of Company products in Canada. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox). Kentrox designed and distributed intelligent site management solutions that provided comprehensive monitoring, management and control of any site. On March 1, 2014, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI). CSI designs and develops in-building wireless solutions including distributed antenna systems (DAS) products and small cell connectivity equipment. The assets and liabilities acquired and the results of operations relating to CSI are included in the Company's Condensed Consolidated Financial Statements from the date of acquisition.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2014, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2015.
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

The following table provides the reconciliation from previously reported financial data as adjusted:

	Three months ended September 30, 2013			Six months ended September 30, 2013
(in thousands)	Previously reported	Effect of Accounting Principle Change	Adjusted	Previously reported	Effect of Accounting Principle Change	Adjusted
Revenue	$29,960	$—	$29,960	$52,416	$—	$52,416
Cost of revenue	17,537	401	17,938	31,217	760	31,977
Gross profit	$12,423	$(401)	$12,022	$21,199	$(760)	$20,439
Gross margin	41.5%		40.1%	40.4%		39.0%

Sales and marketing	$3,886	$(401)	$3,485	$7,304	$(760)	$6,544

The impact of this change in accounting principle was an increase to cost of revenue and a reduction to sales and marketing expense of $401,000 and $760,000 in the three and six months ended September 30, 2013, respectively. Gross profit and gross profit percentage were reduced accordingly. The amount included in cost of sales that would have been included in sales and marketing historically, was $245,000 and $500,000 for the three and six months ended September 30, 2014, respectively. The change had no effect on income from continuing operations, net income, earnings per share, or retained earnings for any period.

Reclassifications
In addition to the reclassification of shipping and handling costs disclosed above, certain amounts in the Condensed Consolidated Financial Statements for prior periods have been reclassified to reflect measurement period adjustments related to the CSI acquisition (See Note 2).
Note 2. Acquisition
CSI Acquisition

On March 1, 2014, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of CSI for a purchase price of $39.0 million in cash plus a $5.0 million working capital adjustment. CSI is an innovator of in-building wireless connectivity solutions for 3G/4G cellular services, enabling coverage anytime, anywhere. ClearLink, CSI’s high performance, low Passive Intermodulation Distortion (PIM) brand of in-building products are designed for distributed antenna systems and small cells. ClearLink products include Universal DAS interface Trays (UDIT), passive DAS interface units, system components, and antennas. CSI’s portfolio also includes digital repeaters and E911 and location-based enhancement solutions for wireless networks.
The Company incurred $39,000 and $0.2 million of related acquisition costs, which were expensed as incurred and reflected in general and administrative costs in the Condensed Consolidated Statement of Operations for the six months ended September 30, 2014, and twelve months ended March 31, 2014, respectively.

The results of CSI's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported within the In-Building Wireless (IBW) reporting segment (See Note 5). CSI contributed $8.6 million and $17.8 million to revenue and $0.7 million and $0.9 million to operating loss in the three and six months ended September 30, 2014, respectively. Operating loss reflects amortization of intangibles based on the estimated fair value of assets acquired.
In accordance with the acquisition method of accounting for business combinations, the Company preliminarily allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Certain estimated values are not yet finalized and are subject to change, which could be significant. Specifically, amounts for intangible assets, deferred income taxes, and other items are pending finalization of valuation efforts. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the CSI acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. The goodwill from the CSI acquisition is included in the IBW reporting unit.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the March 1, 2014, acquisition date:

(in thousands)	Preliminary Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments		Adjusted Preliminary Amounts Recognized
Cash	$6,513	$—		$6,513
Accounts receivable	2,920	(20)	(c)	2,900
Inventories	7,625	(242)	(c)	7,383
Prepaid expenses and other current assets	158	(23)	(c)	135
Property and equipment	816	(45)	(c)	771
Intangible assets	16,230	(57)	(a)	16,173
Accounts payable, accruals and other liabilities	(2,875)	(37)	(c)	(2,912)
Income tax payable	(1,175)	—		(1,175)
Deferred income tax liability	(6,616)	87	(a)	(6,529)
Goodwill	20,142	641		20,783
Total Consideration	$43,738	$304	(b)	$44,042
(1) As previously reported in the Notes to the Consolidated Financial Statements included in our 2014 Form 10-K.
(a) Intangible asset fair value adjustment for trade name and related tax effect
(b) Payment for final working capital adjustment
(c) Other measurement period adjustments mostly related to inventory adjustments
Under ASC 805, Business Combinations (ASC 805), the Company is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively, as if the accounting for the business combination had been completed at the acquisition date. The March 31, 2014, balance sheet has been adjusted to reflect the measurement period adjustments including the working capital adjustment which was included in accounts payable.
The following table summarizes the acquired identified intangible assets, the respective fair value, and estimated useful life at the date of acquisition:

(in thousands)	Fair Value	Estimated Life
Backlog	$90	1 month
Customer relationships	11,410	9 years
Trademark	303	1 year
Developed technology	3,860	3 years
Non-compete	510	2 years
Total intangible assets	$16,173
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

(in thousands)	Three months ended September 30, 2013	Six months ended September 30, 2013
Consolidated pro forma revenue	$41,992	$73,366
Consolidated pro forma operating income	$4,924	$4,109
Note 3. Goodwill and Intangible Assets

The Company had $20.8 million of goodwill in the IBW reporting unit from the acquisition of CSI as of September 30, 2014. The Company has recorded intangible assets, such as goodwill, trademark, developed technology, non-compete agreements, backlog, and customer relationships, and accounts for these in accordance with ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.

Continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales during the quarter, indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. As a result, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the reporting units with the carrying value as of September 1, 2014. The IBW reporting unit's fair value was approximately 12% greater than its carrying value. The IBW reporting unit had a goodwill balance of $20.8 million as of September 30, 2014. The CSG reporting unit's fair value was below its carrying value therefore the Company completed the second step of the evaluation, which compares the implied fair value of goodwill with the carrying value of goodwill to determine the amount of the impairment loss. Fair value of the reporting unit was determined using a combination of income and market approaches. Determining the fair value of the reporting unit and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. As a result of that goodwill impairment evaluation, a goodwill impairment charge of $10.6 million was recorded in the quarter ended September 30, 2014. This charge was comprised of 100% of the goodwill for the CSG segment. Persistent negative market conditions and financial results could result in additional goodwill impairment.

The following table is a summary of the goodwill balance for each reporting unit of September 30, 2014:

	Kentrox	CSI	CSG	IBW	Total
Adjusted net goodwill as of March 31, 2014	$10,555	$20,783	$—	$—	$31,338
First quarter fiscal 2015 change in reporting units	(10,555)	(20,783)	10,555	20,783	—
Impairment charge	—	—	(10,555)	—	(10,555)
Net goodwill as of September 30, 2014	$—	$—	$—	$20,783	$20,783

Intangible assets include customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

In the second quarter of fiscal 2015 due to the indication of impairment noted above, the Company reviewed finite-lived assets for impairment and found that a product technology asset related to the 2007 acquisition of Noran Tel, Inc. was impaired. An impairment loss of $0.1 million was recorded in the CSG segment reducing that asset to zero.
Note 4. Restructuring Charge
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized a restructuring benefit of $2,000 and restructuring expense of $55,000 in the three and six months ended September 30, 2014 and restructuring expense of $169,000 and $235,000 in the three and six months ended September 30, 2013, respectively, for severance for these transitional employees. The total cost of this action was $390,000. As of March 31, 2014, $57,000 was unpaid and accrued on the Condensed Consolidated Balance Sheets within Accrued compensation.
Total restructuring charges and their utilization for the six months ended September 30, 2014, and 2013, are summarized as follows:

	Six months ended September 30, 2014	Six months ended September 30, 2013
(in thousands)	Employee-related	Employee-related
Liability at beginning of period	$57	$6
Charged	55	235
Paid	(112)	(146)
Liability at end of period	$—	$95

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

Segment information for the three and six months ended September 30, 2014, and 2013 is set forth below:

	Three months ended September 30, 2014
(in thousands)	CSG	IBW	Total
Revenue	$12,525	$11,121	$23,646
Cost of revenue	8,828	6,753	15,581
Gross profit	3,697	4,368	8,065
Gross margin	29.5%	39.3%	34.1%
Research and development	2,197	2,103	4,300
Segment profit	$1,500	$2,265	3,765
Operating expenses:
Sales and marketing			2,924
General and administrative			3,280
Intangible amortization			1,710
Restructuring			(2)
Goodwill impairment			10,555
Operating income (loss)			(14,702)
Other income (expense), net			(16)
Income tax benefit (expense)			69
Net income (loss) from continuing operations			$(14,649)

	Three months ended September 30, 2013
(in thousands)	CSG	IBW	Total
Revenue	$27,920	$2,040	$29,960
Cost of revenue	16,633	1,305	17,938
Gross profit	11,287	735	12,022
Gross margin	40.4%	36.0%	40.1%
Research and development	2,438	181	2,619
Segment profit	$8,849	$554	9,403
Operating expenses:
Sales and marketing			3,485
General and administrative			3,226
Intangible amortization			1,229
Restructuring			169
Operating income (loss)			1,294
Other income (expense), net			98
Income tax benefit (expense)			(68)
Net income (loss) from continuing operations			$1,324

	Six months ended September 30, 2014
(in thousands)	CSG	IBW	Total
Revenue	$26,253	$25,218	$51,471
Cost of revenue	18,683	15,039	33,722
Gross profit	7,570	10,179	17,749
Gross margin	28.8%	40.4%	34.5%
Research and development	4,477	4,298	8,775
Segment profit	$3,093	$5,881	8,974
Operating expenses:
Sales and marketing			6,345
General and administrative			6,334
Intangible amortization			3,295
Restructuring			55
Goodwill impairment			10,555
Operating income (loss)			(17,610)
Other income (expense), net			45
Income tax benefit (expense)			98
Net income (loss) from continuing operations			$(17,467)

	Six months ended September 30, 2013
(in thousands)	CSG	IBW	Total
Revenue	$49,349	$3,067	$52,416
Cost of revenue	29,940	2,037	31,977
Gross profit	19,409	1,030	20,439
Gross margin	39.3%	33.6%	39.0%
Research and development	4,945	373	5,318
Segment profit	$14,464	$657	15,121
Operating expenses:
Sales and marketing			6,544
General and administrative			6,798
Intangible amortization			2,851
Restructuring			235
Operating income (loss)			(1,307)
Other income (expense), net			(32)
Income tax benefit (expense)			(87)
Net income (loss) from continuing operations			$(1,426)

Asset information, although available, is not reported to or used by the CODM.

Note 6. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2014	March 31, 2014
Raw materials	$11,487	$11,031
Finished goods and sub-assemblies	10,776	13,025
Total inventories	$22,263	$24,056

Note 7. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three and six months ended September 30, 2014, and 2013:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$560	$389	$1,114	$740
Income tax expense	—	—	—	—
Total stock-based compensation expense after taxes	$560	$389	$1,114	$740
The stock options, restricted stock awards, and RSUs awarded in the six months ended September 30, 2014, vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below. On September 16, 2014, the Board of Directors modified the vesting provisions on all outstanding non-employee director restricted stock awards to include an accelerated vesting provision triggered upon a termination of service as a director following a failure to be nominated by the Board of Directors for re-election as a director. As a result of that modification, the requisite service period on all unvested restricted stock was shortened to the next expected nomination date in July 2015. As a result of this modification, the Company recorded incremental stock-based compensation expense of $88,000 during the three months ended September 30, 2014.
Stock Options
Stock option activity for the six months ended September 30, 2014, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2014	1,835,445	$2.02	3.7	$3,110
Granted	40,000	3.47
Exercised	(69,200)	2.24
Forfeited	(172,500)	2.35
Expired	(177,930)	2.82
Outstanding on September 30, 2014	1,455,815	$1.91	3.4	$566

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the six months ended September 30, 2014, was $1.27 per share.
Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	407,500	$1.94
Granted	100,000	3.53
Vested	(332,500)	1.87
Forfeited	—	—
Non-vested as of September 30, 2014	175,000	$2.99

RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,679,000	$3.09
Granted	304,500	3.45
Vested	(376,250)	2.69
Forfeited	(319,000)	2.74
Non-vested as of September 30, 2014	1,288,250	$3.38
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	285,000	$2.45
Granted, at target	217,500	3.83
Vested	(66,764)	2.45
Forfeited	(102,431)	3.04
Non-vested as of September 30, 2014	333,305	$3.16
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to seven years for the products within the CSG segment and one to five years for products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $536,000 and $286,000 as of September 30, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $130,000 and $42,000 as of September 30, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2014	2013	2014	2013
Total product warranty reserve at the beginning of the period	$424	$214	$328	$152
Warranty reserve from business acquisitions	—	—	—	54
Warranty expense	288	251	410	270
Utilization	(46)	(140)	(72)	(151)
Total product warranty reserve at the end of the period	$666	$325	$666	$325
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated

ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of September 30, 2014, and March 31, 2014, the carrying amount of the Company's investment in AKA was approximately $93,000 and $84,000, respectively, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three and six months ended September 30, 2014 was $0.9 million and $1.1 million, respectively. The Company's revenue from sales to AKA for the three and six months ended September 30, 2013, was $1.3 million and $2.6 million, respectively. Accounts receivable from AKA was $0.2 million and $0.4 million as of September 30, 2014, and March 31, 2014, respectively. Deferred revenue relating to AKA maintenance contracts was $1.1 million as of September 30, 2014, and $1.0 million as of March 31, 2014. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
The Company recorded $69,000 and $98,000 of income tax benefit in the three and six months ended September 30, 2014, using an effective income tax rate of 0.5% and 0.6%, respectively. The Company recorded $68,000 and $87,000 of income tax expense in the three and six months ended September 30, 2013, using an effective rate of 4.9% and (6.5)%, respectively. The effective rate is impacted by states which base tax on gross margin and not pre-tax income.
Note 11. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration decreased $0.8 million in the six months ended September 30, 2014, to $22.9 million, from $23.7 million at March 31, 2014. This decrease included a $0.9 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2014, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$12,613	$—	$—	$—	$—	$—	$12,613
Future minimum operating lease payments	3,199	2,699	2,149	374	116	—	8,537
Contingent consideration	1,151	622	—	—	—	—	1,773
Future obligations and commitments	$16,963	$3,321	$2,149	$374	$116	$—	$22,923

Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2014, and March 31, 2014, the Company has not recorded any contingent liability attributable to existing litigation.
As of both September 30, 2014, and March 31, 2014, the Company had total contingency reserves of $0.7 million, related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012. The contingency reserves are classified as accrued expenses on the Consolidated Balance Sheets. In fiscal year 2014, the Company paid $1.1 million relating to a ConferencePlus indemnification claim.
Additionally, the Company has a contingent cash consideration payable related to an acquisition.  The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of September 30, 2014, and March 31, 2014, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $1.8 million and $2.6 million, respectively (See Note 13).
Note 12. Short-term Investments
The following table presents short-term investments as of September 30, 2014, and March 31, 2014:

(in thousands)	September 30, 2014	March 31, 2014
Certificates of deposit	$5,368	$1,476
Held-to-maturity, pre-refunded municipal bonds	15,002	14,108
Total short-term investments	$20,370	$15,584
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

The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$7,481	$7,481	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,151	—	—	$1,151	Contingent consideration
Contingent consideration, non- current	$622	—	—	$622	Contingent consideration non-current
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
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment could range from $0.9 million to $2.7 million.
The fair value measurement of contingent consideration as of September 30, 2014, and March 31, 2014, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	September 30, 2014	March 31, 2014
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	7.4%	7.5%
Approximate timing of cash flows	1.4 years	1.4 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2014	$2,641
Contingent consideration – payments	(879)
Contingent consideration – change in fair value in G&A expense	11
Balance as of September 30, 2014	$1,773
Note 14. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). There were no shares repurchased under this authorization during the six months ended September 30, 2014, or September 30, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of September 30, 2014.
Additionally, in the six months ended September 30, 2014, and 2013, the Company repurchased 215,890 and 147,274 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.19 and $2.02 per share, respectively.

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
The Company designs, develops, assembles and markets a wide variety of products and solutions. Intelligent site management solutions include a suite of Remote monitoring and control devices, which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. In-building wireless solutions include distributed antenna systems (DAS) interface panels, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that help extend coverage to areas not served well or at all by traditional cell sites. Cell site optimization solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections. Outside plant solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
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

Beginning in August 2014, the Company experienced significant reductions in carrier capital spending, which adversely impacted the Company’s second quarter revenue, margins, and earnings in both segments.  The carrier spending reductions are expected to continue into the fiscal third quarter, with improvement expected at the beginning of calendar 2015 as carriers begin using their 2015 capital budgets.
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2014, and 2013 by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
CSG	$12,525	$27,920	$(15,395)	$26,253	49,349	$(23,096)
IBW	11,121	2,040	9,081	25,218	3,067	22,151
Consolidated revenue	$23,646	$29,960	$(6,314)	$51,471	$52,416	$(945)
Revenue in both segments for the three and six months ended September 30, 2014, was negatively impacted by the reductions in carrier capital spending as noted above.
CSG revenue was $12.5 million and $26.3 million in the three and six months ended September 30, 2014, compared to $27.9 million and $49.3 million in the same periods in the prior year. The decline in the three and six months ended September 30, 2014, compared to the same periods in the prior year was due primarily to a $12.6 million and $21.8 million reduction in intelligent site management (ISM) product revenue, respectively. The fiscal year 2014 ISM revenue, which is project oriented, contained $9.4 million and $15.2 million in the three and six months ended September 30, 2013, respectively, from a specific project, which is not present in fiscal year 2015. In addition, CSG revenue was subject to purchase accounting adjustments, which effectively reduced revenue by $0.3 million and $1.1 million to fair value the performance obligation related to deferred revenue in the six months ended September 30, 2014, and September 30, 2013, respectively.
IBW revenue was $11.1 million and $25.2 million in the three and six months ended September 30, 2014. The $9.1 million and $22.2 million increase in the three and six months ended September 30, 2014, compared to the same periods in the prior year resulted from the acquisition of CSI, which added $8.6 million and $17.8 million in revenue, respectively. In addition, the Westell distributed antenna systems (DAS) products increased revenue by $0.6 million and $4.4 million in the three and six months ended September 30, 2014. Fiscal year 2014 revenue consisted solely of Westell DAS products.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2014	2013	Change	2014	2013	Change
CSG	29.5%	40.4%	(10.9)%	28.8%	39.3%	(10.5)%
IBW	39.3%	36.0%	3.3%	40.4%	33.6%	6.8%
Consolidated gross margin	34.1%	40.1%	(6.0)%	34.5%	39.0%	(4.5)%
Gross margin in the CSG segment was 29.5% and 28.8% in the three and six months ended September 30, 2014, respectively, compared to 40.4% and 39.3% and in the same periods in the prior year. Gross margins in the three and six months ended September 30, 2014, were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.1 million and $0.3 million, respectively, and inventory valuation step-up of $0.1 million and $0.2 million, respectively. Gross margins in the three and six months ended September 30, 2013, were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.4 million and $1.1 million, respectively, and inventory valuation step-up of $0.5 million and $1.2 million, respectively. In addition, excess and obsolete inventory expense was $0.8 million and $2.0 million in the three and six months ended September 30, 2014, compared to $1.0 million and $1.5 million in the three and six months ended September 30, 2013. The excess and obsolete inventory expense resulted primarily from continued declining demand for legacy T1 products and the decline in ISM product revenue.
Gross margin in the IBW segment was 39.3% and 40.4% in the three and six months ended September 30, 2014, respectively, compared to 36.0% and 33.6% in the same respective periods in the prior year. The increase in gross margin resulted from the March 1, 2014, acquisition of CSI which has higher margins than the Westell DAS products. The Westell DAS products represent all of the prior year revenue in the IBW segment.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated sales and marketing expense	$2,924	$3,485	$(561)	$6,345	$6,544	$(199)
Sales and marketing expense decreased $0.6 million in the three months ended September 30, 2014, compared to the same period in the prior year primarily due to a $0.6 decrease in sales incentive commission expense and $0.6 million of lower employee related costs offset in part by the $0.9 million of added costs resulting from the acquisition of CSI.
Sales and marketing expense decreased $0.2 million in the six months ended September 30, 2014, compared to the same period in the prior year primarily due to a $0.8 decrease in sales incentive commission expense and $0.7 million of lower employee related costs offset in part by the $1.7 million of added costs resulting from the acquisition of CSI.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
CSG	$2,197	$2,438	$(241)	$4,477	$4,945	$(468)
IBW	2,103	181	1,922	4,298	373	3,925
Consolidated research and development expense	$4,300	$2,619	$1,681	$8,775	$5,318	$3,457

Research and development expense in the CSG segment decreased by $0.2 million and $0.5 million in the three and six months ended September 30, 2014, compared to the same periods in the prior year primarily due to reduced spending on ISM product engineering, lower bonus expense and lower product certification expense related to cabinet products.
Research and development expense in the IBW segment increased by $1.9 million and $3.9 million in the three and six months ended September 30, 2014, compared to the same periods in the prior fiscal year. The acquisition of CSI added $2.1 million and $4.2 million of expense in the three and six months ended September 30, 2014, respectively, and spending on DAS products at Westell decreased.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated general and administrative expense	$3,280	$3,226	$54	$6,334	$6,798	$(464)
General and administrative expenses were relatively flat in the three months ended September 30, 2014, and down $0.5 million in the six months ended September 30, 2014, compared to the same periods in the prior fiscal year. The CSI acquisition added $0.6 million and $1.2 million of general and administrative expense in the three and six months ended September 30, 2014, respectively. Without CSI, general and administrative expenses decreased $0.6 million and $1.6 million in the three and six months ended September 30, 2014, respectively. The decreases were due primarily to lower expected bonus attainment of $0.4 million and $0.7 million, lower expenses resulting from the non-recurrence of one-time costs and synergies related to the Kentrox acquisition, lower fair value adjustments to contingent consideration of $0.2 million, and the non-recurrence of the CFO executive search cost of $0.2 million, which was included in the first quarter of prior year expenses.
Restructuring The Company recorded restructuring expense of $(2,000) and $55,000 in the three and six months ended September 30, 2014, respectively, and $169,000 and $235,000 in the three and six months ended September 30, 2013, respectively, related to severance for transitional employees associated with the Kentrox acquisition.
Intangible amortization and impairment

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated intangible amortization	$1,710	$1,229	$481	$3,295	$2,851	$444
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in fiscal year 2015 was due primarily to the amortization related to intangible assets purchased as a part of the acquisition of CSI. In addition, the Company determined that an intangible assets related to the acquisition of Noran Tel, Inc. was impaired and recorded $0.1 million of expense to reduce the value of that asset to zero.
Goodwill impairment
Continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales during the quarter, indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. As a result, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the reporting units with the carrying value as of September 1, 2014. The IBW reporting unit's fair value was approximately 12% greater than its carrying value. The IBW reporting unit had a goodwill balance of $20.8 million as of September 30, 2014. The CSG reporting unit's fair value was below its carrying value therefore the Company completed the second step of the evaluation, which compares the implied fair value of goodwill with the carrying value of goodwill to determine the amount of the impairment loss. Fair value of the reporting unit was determined using a combination of income and market approaches. Determining the fair value of the reporting unit and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. As a result of that goodwill impairment evaluation, a goodwill impairment charge of $10.6 million was recorded in the quarter ended

September 30, 2014. This charge was comprised of 100% of the goodwill for the CSG segment. Persistent negative market conditions and financial results could result in additional goodwill impairment.
Other income (expense)

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2014	2013	Change	2013	2012	Change
Consolidated other income (expense)	$(16)	$98	$(114)	$45	$(32)	$77
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.
Income tax benefit (expense) The Company recorded $69,000 and $98,000 of income tax benefit in the three and six months ended September 30, 2014, using an effective income tax rate of 0.4% plus discrete items. The Company recorded $68,000 and $87,000 of income tax expense in the three and six months ended September 30, 2013, using an effective rate of (6.5)%. The effective rate is impacted by states, which base tax on gross margin and not pre-tax income.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the former CNS segment.
Net income (loss) Net loss was $14.6 million and $17.5 million in the three and six months ended September 30, 2014, respectively, and $1.4 million in the six months ended September 30, 2013. Net income was $1.3 million in the three months ended September 30, 2013. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2014, the Company had $27.9 million in cash and cash equivalents and $20.4 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, decreased $0.8 million in the six months ended September 30, 2014, to $22.9 million, down from $23.7 million at March 31, 2014. This decrease included a $0.9 million payment of contingent consideration. As of September 30, 2014, the Company had a contingent liability of $0.7 million related to certain intellectual property and indemnification claims related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2014, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$12,613	$—	$—	$—	$—	$—	$12,613
Future minimum operating lease payments	3,199	2,699	2,149	374	116	—	8,537
Contingent consideration	1,151	622	—	—	—	—	1,773
Future obligations and commitments	$16,963	$3,321	$2,149	$374	$116	$—	$22,923
Cash Flows
The Company’s operating activities used cash of $0.2 million in the six months ended September 30, 2014, which resulted primarily from a $17.5 million net loss, adjusted for non-cash charges of $10.6 million of goodwill impairment, $4.9 million of amortization, depreciation and stock-based compensation expense, and a $1.8 million decrease in net working capital. The Company’s investing activities used cash of $6.2 million, which resulted primarily from the net purchased of short-term investments of $4.8 million, $1.2 million of capital equipment purchases and a working capital adjustment payment to CSI for $0.3 million in cash. In the six months ended September 30, 2014, the Company’s financing activities used $1.4 million of cash resulting from the $0.7 million purchase of treasury stock and the $0.9 million payment of contingent consideration offset by the proceeds received from stock options exercised.
As of September 30, 2014, the Company had deferred tax assets of approximately $30.4 million before a valuation allowance of $30.5 million and a net deferred tax liability of $0.1 million. Also, as of September 30, 2014, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee.
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

Goodwill and Other Intangibles
Recently, our market capitalization has fallen below our book value. Should our market capitalization not sufficiently recover or further decline, we may perform an interim step one review of our goodwill during the third fiscal quarter of 2015. If such review indicates our carrying value is greater than the fair value, we will complete a step two analysis to determine if goodwill has been impaired. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired. At this time, we cannot estimate the impact, if any, an impairment may have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of September 30, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting other than described below.
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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014, for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, except as set forth below.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 1 - 31, 2014	36,393	$2.2444	—	$112,741
August 1 - 31, 2014	—	$—	—	$112,741
September 1 - 30, 2014	11,403	$1.8344	—	$112,741
Total	47,796	$2.1466	—	$112,741

(a)
In the three months ended September 30, 2014, the Company repurchased 47,796 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.15 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of September 30, 2014.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit 10.1	Form of Non-Employee Director Restricted Stock Award (as amended).

Exhibit 10.2	Offer letter for Mark Skurla.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	October 31, 2014	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Form of Non-Employee Director Restricted Stock Award (as amended).

Exhibit 10.2	Offer letter for Mark Skurla.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.