Form 10-Q
period 2014-12-31
WESTELL TECHNOLOGIES INC
filed 2015-02-06
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 20, 2015:
Class A Common Stock, $0.01 Par Value – 46,256,686 shares
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
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)	(adjusted (1))
	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,699	$35,793
Short-term investments	25,222	15,584
Accounts receivable (net of allowance of $53 and $40 at December 31, 2014, and March 31, 2014, respectively)	7,132	15,831
Inventories	22,909	24,056
Prepaid expenses and other current assets	2,729	1,952
Deferred income taxes	875	899
Assets available-for-sale	1,044	1,044
Total current assets	77,610	95,159
Property and equipment, gross	19,420	17,902
Less accumulated depreciation and amortization	(16,486)	(16,001)
Property and equipment, net	2,934	1,901
Goodwill	—	31,102
Intangible assets, net	27,461	32,319
Other non-current assets	250	393
Total assets	$108,255	$160,874

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,536	$7,067
Accrued expenses	3,083	3,418
Accrued compensation	959	4,395
Contingent consideration	727	2,067
Deferred revenue	519	1,774
Total current liabilities	9,824	18,721
Deferred revenue non-current	772	787
Deferred income tax liability	1,045	1,072
Contingent consideration non-current	811	574
Other non-current liabilities	527	528
Total liabilities	12,979	21,682
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	464	459
Outstanding – 46,256,686 and 45,852,740 shares at December 31, 2014, and March 31, 2014, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both December 31, 2014, and March 31, 2014
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	411,953	410,176
Treasury stock at cost – 17,350,483 and 17,130,965 shares at December 31, 2014, and March 31, 2014, respectively	(34,897)	(34,206)
Cumulative translation adjustment	608	608
Accumulated deficit	(282,991)	(237,984)
Total stockholders’ equity	95,276	139,192
Total liabilities and stockholders’ equity	$108,255	$160,874

(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013 (adjusted (1))	2014	2013 (adjusted (1))
Revenue	$14,043	$25,236	$65,514	$77,652
Cost of revenue	9,648	13,304	43,370	45,281
Gross profit	4,395	11,932	22,144	32,371
Operating expenses:
Sales and marketing	2,719	3,205	9,064	9,749
Research and development	4,353	2,527	13,128	7,845
General and administrative	2,797	3,402	9,131	10,200
Intangible amortization	1,562	737	4,857	3,588
Restructuring	—	38	55	273
Goodwill impairment	20,547	—	31,102	—
Total operating expenses	31,978	9,909	67,337	31,655
Operating income (loss)	(27,583)	2,023	(45,193)	716
Other income (expense), net	(29)	(31)	16	(63)
Income (loss) before income taxes and discontinued operations	(27,612)	1,992	(45,177)	653
Income tax benefit (expense)	72	(38)	170	(125)
Net income (loss) from continuing operations	(27,540)	1,954	(45,007)	528
Discontinued Operations:
Income (loss) from discontinued operations, net of tax benefit	—	(29)	—	(39)
Net income (loss) (2)	$(27,540)	$1,925	$(45,007)	$489
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.46)	$0.03	$(0.75)	$0.01
Basic net loss from discontinued operations	—	—	—	—
Basic net income (loss) per share	$(0.46)	$0.03	$(0.75)	$0.01
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.46)	$0.03	$(0.75)	$0.01
Diluted net loss from discontinued operations	—	—	—	—
Diluted net income (loss) per share	$(0.46)	$0.03	$(0.75)	$0.01
Weighted-average number of common shares outstanding:
Basic	60,016	58,834	59,885	58,678
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	1,816	—	1,087
Diluted	60,016	60,650	59,885	59,765

(1) Certain amounts have been reclassified to reflect a change in accounting principle. See Note 1.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) The Company had 43 thousand and 85 thousand shares represented by options for the three and nine months ended December 31, 2013, respectively, which were not included in the computation of average dilutive shares outstanding because there were anti-dilutive. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(45,007)	$489
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	5,599	4,037
Goodwill impairment	31,102	—
Stock-based compensation	1,628	1,293
Restructuring	55	273
Exchange rate loss	8	96
Changes in assets and liabilities:
Accounts receivable	8,699	(1,614)
Inventories	1,147	(3,276)
Prepaid expenses and other current assets	(780)	585
Other assets	146	164
Deferred revenue	(1,270)	(1,989)
Accounts payable and accrued expenses	(2,622)	(746)
Accrued compensation	(3,436)	1,379
Net cash provided by (used in) operating activities	(4,731)	691
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	18,072	24,228
Maturities of other short-term investments	1,476	3,682
Purchases of held-to-maturity short-term debt securities	(20,773)	(19,244)
Purchases of other short-term investments	(8,413)	(1,476)
Purchases of property and equipment	(1,773)	(399)
Acquisitions, net of cash acquired	(304)	(28,945)
Changes in restricted cash	—	2,500
Net cash used in investing activities	(11,715)	(19,654)
Cash flows from financing activities:
Purchases of treasury stock	(692)	(319)
Proceeds from stock options exercised	155	718
Payment of contingent consideration	(1,104)	—
Net cash provided by (used) in financing activities	(1,641)	399
Loss of exchange rate changes on cash	(7)	(20)
Net decrease in cash and cash equivalents	(18,094)	(18,584)
Cash and cash equivalents, beginning of period	35,793	88,233
Cash and cash equivalents, end of period	$17,699	$69,649
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2014, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2015.
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
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its Consolidated Financial Statements or related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its Consolidated Financial Statements.
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

The following table provides the reconciliation from previously reported financial data as adjusted:

	Three months ended December 31, 2013			Nine months ended December 31, 2013
(in thousands)	Previously reported	Effect of Accounting Principle Change	Adjusted	Previously reported	Effect of Accounting Principle Change	Adjusted
Revenue	$25,236	$—	$25,236	$77,652	$—	$77,652
Cost of revenue	13,001	303	13,304	44,218	1,063	45,281
Gross profit	$12,235	$(303)	$11,932	$33,434	$(1,063)	$32,371
Gross margin	48.5%		47.3%	43.1%		41.7%

Sales and marketing	$3,508	$(303)	$3,205	$10,812	$(1,063)	$9,749

The impact of this change in accounting principle was an increase to cost of revenue and a reduction to sales and marketing expense of $303,000 and $1,063,000 in the three and nine months ended December 31, 2013, respectively. Gross profit and gross profit percentage were reduced accordingly. The amount included in cost of sales that would have been included in sales and marketing historically, was $168,000 and $668,000 for the three and nine months ended December 31, 2014, respectively. The change had no effect on income from continuing operations, net income, earnings per share, or retained earnings for any period.

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

The Company incurred $39,000 and $0.2 million of related acquisition costs, which were expensed as incurred and reflected in general and administrative costs in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2014, and twelve months ended March 31, 2014, respectively.
The results of CSI's operations have been included in the Condensed Consolidated Financial Statements since the date of acquisition and are reported within the In-Building Wireless (IBW) reporting segment (See Note 5). CSI contributed $5.1 million and $22.9 million to revenue and $2.4 million and $3.3 million to operating loss in the three and nine months ended December 31, 2014, respectively.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the CSI acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. In the third quarter of fiscal year 2015, the Company performed an in interim evaluation of goodwill and concluded that the $20.5 million from the CSI acquisition, which was evaluated under the IBW reporting unit, was fully impaired (See Note 3.)
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the March 1, 2014, acquisition date:

(in thousands)	Preliminary Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments		Final Amounts Recognized
Cash	$6,513	$—		$6,513
Accounts receivable	2,920	(20)	(c)	2,900
Inventories	7,625	(242)	(c)	7,383
Prepaid expenses and other current assets	158	(23)	(c)	135
Property and equipment	816	(45)	(c)	771
Intangible assets	16,230	(57)	(a)	16,173
Accounts payable, accruals and other liabilities	(2,875)	(37)	(c)	(2,912)
Income tax payable	(1,175)	—		(1,175)
Deferred income tax liability	(6,616)	323	(a)	(6,293)
Goodwill	20,142	405		20,547
Total Consideration	$43,738	$304	(b)	$44,042
(1) As previously reported in the Notes to the Consolidated Financial Statements included in our 2014 Form 10-K.
(a) Intangible asset fair value adjustment for trade name and related tax effect
(b) Payment for final working capital adjustment
(c) Other measurement period adjustments mostly related to inventory adjustments
Under ASC 805, Business Combinations, the Company is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively, as if the accounting for the business combination had been completed at the acquisition date. The March 31, 2014, balance sheet has been adjusted to reflect the measurement period adjustments, including the working capital adjustment which was included in accounts payable.
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

(in thousands)	Three months ended December 31, 2013	Nine months ended December 31, 2013
Consolidated pro forma revenue	$35,312	$108,678
Consolidated pro forma operating income	$2,498	$6,607
Note 3. Goodwill and Intangible Assets

The Company has recorded intangible assets, such as goodwill, trademark, developed technology, non-compete agreements, backlog, and customer relationships, and accounts for these in accordance with ASC 350, Intangibles-Goodwill and Other (ASC 350). ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.

During fiscal year 2015, the Company experienced triggering events in the second and third quarters that resulted in the Company testing its goodwill for impairment. In the second quarter, continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales during the quarter, indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. As a result, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the reporting units with the carrying value as of September 1, 2014. The IBW reporting unit's fair value was approximately 13% greater than its carrying value at that time. The IBW reporting unit had a goodwill balance of $20.5 million as of September 30, 2014. The CSG reporting unit's fair value was below its carrying value therefore the Company completed the second step of the evaluation, which compares the implied fair value of goodwill with the carrying value of goodwill to determine the amount of the impairment loss. Fair value of the reporting unit was determined using a combination of income and market approaches. Determining the fair value of the reporting unit and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. As a result of that goodwill impairment evaluation, a goodwill impairment charge of $10.6 million was recorded in the quarter ended September 30, 2014. This charge was comprised of 100% of the goodwill for the CSG segment.

During the third quarter ended December 31, 2014, due to the continuing decline in the market price of the Company’s stock, the market capitalization of the Company fell farther below the carrying value, indicating the need to perform another interim evaluation of goodwill. As a result, in connection with preparation of the financial statements for the quarter ended December 31, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the IBW reporting unit with the carrying value as of December 31, 2014, and determined that the unit's fair value was below its carrying value. Due to the timing and complexity of the second step of the evaluation, which is required to determine the actual impairment, the Company was unable to finalize the amount of the impairment prior to the filing of form 10-Q for the quarter ended December 31, 2014. The Company will finalize the second step of the goodwill assessment in the quarter ended March 31, 2015, but has estimated that the goodwill related to the IBW segment is fully impaired and recorded an impairment charge of $20.5 million in the third quarter ended December 31, 2014.

The following table is a summary of the goodwill balance for each reporting unit of December 31, 2014:

	Kentrox	CSI	CSG	IBW	Total
Adjusted net goodwill as of March 31, 2014	$10,555	$20,547	$—	$—	$31,102
First quarter fiscal 2015 change in reporting units	(10,555)	(20,547)	10,555	20,547	—
Second quarter fiscal 2015 impairment charge	—	—	(10,555)	—	(10,555)
Third quarter fiscal 2015 impairment charge	—	—	—	(20,547)	(20,547)
Net goodwill as of December 31, 2014	$—	$—	$—	$—	$—

Intangible assets include customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In the second and third quarters of fiscal 2015 due to the indications of impairment noted above, the Company reviewed finite-lived assets for impairment. The second quarter review resulted in a $0.1 million impairment loss in the CSG segment. No impairment was found in the third quarter review.
Note 4. Restructuring Charge
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized no restructuring expense in the three months ended December 31, 2014. The Company recognized a restructuring expense of $55,000 in the nine months ended December 31, 2014 and restructuring expense of $38,000 and $273,000 in the three and nine months ended December 31, 2013, respectively, for severance for these transitional employees. The total cost of this action was $390,000. As of March 31, 2014, $57,000 was unpaid and accrued on the Condensed Consolidated Balance Sheets within Accrued compensation.
Total restructuring charges and their utilization for the nine months ended December 31, 2014, and 2013, are summarized as follows:

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
(in thousands)	Employee-related	Employee-related
Liability at beginning of period	$57	$6
Charged	55	273
Paid	(112)	(202)
Liability at end of period	$—	$77
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
Segment information for the three and nine months ended December 31, 2014, and 2013 is set forth below:

	Three months ended December 31, 2014
(in thousands)	CSG	IBW	Total
Revenue	$8,629	$5,414	$14,043
Cost of revenue	6,144	3,504	9,648
Gross profit	2,485	1,910	4,395
Gross margin	28.8%	35.3%	31.3%
Research and development	2,011	2,342	4,353
Segment profit (loss)	$474	$(432)	42
Operating expenses:
Sales and marketing			2,719
General and administrative			2,797
Intangible amortization			1,562
Goodwill impairment			20,547
Operating income (loss)			(27,583)
Other income (expense), net			(29)
Income tax benefit (expense)			72
Net income (loss) from continuing operations			$(27,540)

	Three months ended December 31, 2013
(in thousands)	CSG	IBW	Total
Revenue	$23,425	$1,811	$25,236
Cost of revenue	12,037	1,267	13,304
Gross profit	11,388	544	11,932
Gross margin	48.6%	30.0%	47.3%
Research and development	2,347	180	2,527
Segment profit	$9,041	$364	9,405
Operating expenses:
Sales and marketing			3,205
General and administrative			3,402
Intangible amortization			737
Restructuring			38
Operating income (loss)			2,023
Other income (expense), net			(31)
Income tax benefit (expense)			(38)
Net income (loss) from continuing operations			$1,954

	Nine months ended December 31, 2014
(in thousands)	CSG	IBW	Total
Revenue	$34,882	$30,632	$65,514
Cost of revenue	24,827	18,543	43,370
Gross profit	10,055	12,089	22,144
Gross margin	28.8%	39.5%	33.8%
Research and development	6,488	6,640	13,128
Segment profit	$3,567	$5,449	9,016
Operating expenses:
Sales and marketing			9,064
General and administrative			9,131
Intangible amortization			4,857
Restructuring			55
Goodwill impairment			31,102
Operating income (loss)			(45,193)
Other income (expense), net			16
Income tax benefit (expense)			170
Net income (loss) from continuing operations			$(45,007)

	Nine months ended December 31, 2013
(in thousands)	CSG	IBW	Total
Revenue	$72,774	$4,878	$77,652
Cost of revenue	41,977	3,304	45,281
Gross profit	30,797	1,574	32,371
Gross margin	42.3%	32.3%	41.7%
Research and development	7,292	553	7,845
Segment profit	$23,505	$1,021	24,526
Operating expenses:
Sales and marketing			9,749
General and administrative			10,200
Intangible amortization			3,588
Restructuring			273
Operating income (loss)			716
Other income (expense), net			(63)
Income tax benefit (expense)			(125)
Net income (loss) from continuing operations			$528

Asset information, although available, is not reported to or used by the CODM.
Note 6. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2014	March 31, 2014
Raw materials	$7,518	$9,076
Finished goods and sub-assemblies	15,391	14,980
Total inventories	$22,909	$24,056

Note 7. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three and nine months ended December 31, 2014, and 2013:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$514	$553	$1,628	$1,293
Income tax expense	—	—	—	—
Total stock-based compensation expense after taxes	$514	$553	$1,628	$1,293
The stock options, restricted stock awards, and RSUs awarded in the nine months ended December 31, 2014, vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below. On September 16, 2014, the Board of Directors modified the vesting provisions on all outstanding non-employee director restricted stock awards to include an accelerated vesting provision triggered upon a termination of service as a director following a failure to be nominated by the Board of Directors for re-election as a director. As a result of that modification, the requisite service period on all unvested restricted stock was shortened to the next expected nomination date in July 2015. As a result of this modification, the Company recorded incremental stock-based compensation expense of $70,000 and $158,000 during the three and nine months ended December 31, 2014.
Stock Options
Stock option activity for the nine months ended December 31, 2014, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding on March 31, 2014	1,835,445	$2.02	3.7	$3,110
Granted	40,000	3.47
Exercised	(69,200)	2.24
Forfeited	(212,500)	2.56
Expired	(252,430)	2.68
Outstanding on December 31, 2014	1,341,315	$1.84	3.2	$417

(a)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the average of the high and low Westell Technologies’ stock price as of the reporting date.

The weighted-average fair value of stock options granted during the nine months ended December 31, 2014, was $1.27 per share.
Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	407,500	$1.94
Granted	100,000	3.53
Vested	(337,500)	1.89
Forfeited	—	—
Non-vested as of December 31, 2014	170,000	$2.98

RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,679,000	$3.09
Granted	524,500	2.70
Vested	(387,500)	2.67
Forfeited	(364,750)	2.72
Non-vested as of December 31, 2014	1,451,250	$3.15
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	285,000	$2.45
Granted, at target	217,500	3.83
Vested	(66,764)	2.45
Forfeited	(102,431)	3.04
Non-vested as of December 31, 2014	333,305	$3.16
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to seven years for the products within the CSG segment and one to five years for products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $549,000 and $286,000 as of December 31, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve were $146,000 and $42,000 as of December 31, 2014, and March 31, 2014, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2014	2013	2014	2013
Total product warranty reserve at the beginning of the period	$666	$325	$328	$152
Warranty reserve assumed from business acquisitions	—	—	—	54
Warranty expense to cost of revenue	64	73	474	343
Utilization	(35)	(41)	(107)	(192)
Total product warranty reserve at the end of the period	$695	$357	$695	$357
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated

ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of December 31, 2014, and March 31, 2014, the carrying amount of the Company's investment in AKA was approximately $74,000 and $84,000, respectively, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three and nine months ended December 31, 2014 was $0.3 million and $1.4 million, respectively. The Company's revenue from sales to AKA for the three and nine months ended December 31, 2013, was $1.3 million and $3.9 million, respectively. Accounts receivable from AKA was $0.2 million and $0.4 million as of December 31, 2014, and March 31, 2014, respectively. Deferred revenue relating to AKA maintenance contracts was $1.1 million as of December 31, 2014, and $1.0 million as of March 31, 2014. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 10. Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740, Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections and historical performance. In fiscal year 2013, the Company determined that the negative evidence outweighed the objectively verifiable positive evidence and recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $72,000 and $170,000 of income tax benefit in the three and nine months ended December 31, 2014, using an effective income tax rate of 0.3% and 0.4%, respectively. The Company recorded $38,000 and $125,000 of income tax expense in the three and nine months ended December 31, 2013, using an effective rate of 1.9% and 19.1%, respectively. The effective rate is impacted by states which base tax on gross margin and not pre-tax income.
Note 11. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, decreased $8.4 million in the nine months ended December 31, 2014, to $15.3 million, from $23.7 million at March 31, 2014. This decrease included a $1.1 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2014, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations	$5,865	$—	$—	$—	$—	$—	$5,865
Future minimum operating lease payments	3,189	2,695	1,597	280	87	—	7,848
Contingent consideration	727	811	—	—	—	—	1,538
Future obligations and commitments	$9,781	$3,506	$1,597	$280	$87	$—	$15,251

Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2014, and March 31, 2014, the Company has not recorded any contingent liability attributable to existing litigation.
As of December 31, 2014, and March 31, 2014, the Company had total contingency reserves of $0.7 million, related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012. The contingency reserves are classified as Accrued expenses on the Consolidated Balance Sheets. In fiscal year 2014, the Company paid $1.1 million relating to a ConferencePlus indemnification claim.
Additionally, the Company has a contingent cash consideration payable related to an acquisition.  The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of December 31, 2014, and March 31, 2014, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $1.5 million and $2.6 million, respectively (See Note 13).
Note 12. Short-term Investments
The following table presents short-term investments as of December 31, 2014, and March 31, 2014:

(in thousands)	December 31, 2014	March 31, 2014
Certificates of deposit	$8,413	$1,476
Held-to-maturity, pre-refunded municipal bonds	16,809	14,108
Total short-term investments	$25,222	$15,584
The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Fair Value Measurements
Fair value is defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table presents financial assets and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$2,111	$2,111	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$727	—	—	$727	Contingent consideration
Contingent consideration, non- current	$811	—	—	$811	Contingent consideration non-current
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
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. Inputs such as forecasted revenue for the acquired products and acquired product profitability are the most significant drivers of the fair value measurement and are based on full attainment. Significant decreases in any of those inputs would result in a significantly lower fair value measurement. The actual cash payment could range from $1.1 million to $2.7 million.
The fair value measurement of contingent consideration as of December 31, 2014, and March 31, 2014, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	December 31, 2014	March 31, 2014
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	7.4%	7.5%
Approximate timing of cash flows	1.6 years	1.4 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2014	$2,641
Contingent consideration – payments	(1,104)
Contingent consideration – change in fair value in G&A expense	1
Balance as of December 31, 2014	$1,538
Note 14. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). There were no shares repurchased under this authorization during the nine months ended December 31, 2014, or December 31, 2013. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2014.
Additionally, in the nine months ended December 31, 2014, and 2013, the Company repurchased 219,518 and 152,874 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $3.16 and $2.08 per share, respectively.
Note 15. Subsequent Event
In the fourth quarter of fiscal 2015, the Company approved a plan to restructure its business, including a reduction of headcount and consolidation of office space within the Aurora headquarters facility. These actions, which are anticipated to be completed by March 31, 2015, are expected to result in a fourth quarter pre-tax charge currently estimated at $3.0 million.

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

Beginning in August 2014, the Company experienced significant reductions in carrier capital spending, which adversely impacted the Company’s second and third quarter revenue, margins, and earnings in both segments.

On January 30, 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The planned restructuring is scheduled to be completed during the fourth quarter of fiscal year 2015 and will impact approximately 20 employees. The Company expects to incur pretax charges totaling approximately $3.0 million, including approximately $0.3 million related to separation benefits and related employee incentives and a non-cash charge of $2.7 million in other associated costs related to a loss on a lease. Substantially all of the $0.3 million of estimated cash outflows related to this matter are expected to occur during fiscal year 2015.

Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2014, and 2013 by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
CSG	$8,629	$23,425	$(14,796)	$34,882	72,774	$(37,892)
IBW	5,414	1,811	3,603	30,632	4,878	25,754
Consolidated revenue	$14,043	$25,236	$(11,193)	$65,514	$77,652	$(12,138)
Revenue in both segments for the three and nine months ended December 31, 2014, was negatively impacted by the reductions in carrier capital spending as noted above.
CSG revenue was $8.6 million and $34.9 million in the three and nine months ended December 31, 2014, compared to $23.4 million and $72.8 million in the same periods in the prior year. The decline in the three and nine months ended December 31, 2014, compared to the same periods in the prior year was due primarily to a $10.4 million and $32.1 million reduction in intelligent site management (ISM) product revenue, respectively. The fiscal year 2014 ISM revenue, which is project oriented, included $9.1 million and $24.3 million in the three and nine months ended December 31, 2013, respectively, from a specific project, which is not present in fiscal year 2015. Also impacting comparability, CSG revenue was subject to purchase accounting adjustments, which effectively reduced revenue by $0.3 million and $1.9 million to fair value the performance obligation related to deferred revenue in the nine months ended December 31, 2014, and December 31, 2013, respectively. The remaining decreased revenue in fiscal 2015 compared to fiscal 2014 resulted from significant reductions in carrier capital spending and continued declining demand for legacy T1 products.
IBW revenue was $5.4 million and $30.6 million in the three and nine months ended December 31, 2014. The $3.6 million and $25.8 million increase in the three and nine months ended December 31, 2014, compared to the same periods in the prior year resulted from the acquisition of CSI, which added $5.1 million and $22.9 million in revenue, respectively. In addition, the Westell distributed antenna systems (DAS) products revenue was impacted by significant reductions in carrier capital spending in the three months ended December 31, 2014 and decreased by $1.5 million. Westell DAS product revenue for the nine months ended December 31, 2014 increased $2.9 million compared to the same period in the prior year due to demand driven by large DAS build-outs in the first four months of the fiscal year. Fiscal year 2014 revenue consisted solely of Westell DAS products.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2014	2013	Change	2014	2013	Change
CSG	28.8%	48.6%	(19.8)%	28.8%	42.3%	(13.5)%
IBW	35.3%	30.0%	5.3%	39.5%	32.3%	7.2%
Consolidated gross margin	31.3%	47.3%	(16.0)%	33.8%	41.7%	(7.9)%
Gross margin in the CSG segment was 28.8% in the three and nine months ended December 31, 2014 compared to 48.6% and 42.3% in the same respective periods, in the prior year. The primary driver of the lower margins in fiscal year 2015 compared to fiscal 2014 was reduced higher margin ISM product revenue noted above. Lower overhead absorption in fiscal year 2015 from lower revenue also reduced gross margin. Gross margins in the nine months ended December 31, 2014, were also negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.3 million and inventory valuation step-up of $0.2 million. Gross margins in the three and nine months ended December 31, 2013, were negatively impacted by the purchase accounting adjustments for the fair value of deferred revenue of $0.8 million and $1.9 million, respectively, and inventory valuation step-up of $0.1 million and $1.3 million, respectively. In addition, higher excess and obsolete inventory expense of $1.0 million and $3.0 million in the three and nine months ended December 31, 2014, respectively, compared to $0.6 million and $2.1 million in the three and nine months ended December 31, 2013, contributed to lower margins in fiscal year 2015. The excess and obsolete inventory expense resulted primarily from continued declining demand for legacy T1 products and ISM products.
Gross margin in the IBW segment was 35.3% and 39.5% in the three and six months ended December 31, 2014, respectively, compared to 30.0% and 32.3% in the same respective periods in the prior year. The increase in gross margin resulted from the March 1, 2014, acquisition of CSI which has higher margins than the Westell DAS products. The Westell DAS products represent all of the prior year revenue in the IBW segment.

Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated sales and marketing expense	$2,719	$3,205	$(486)	$9,064	$9,749	$(685)
Sales and marketing expense decreased $0.5 million in the three months ended December 31, 2014, compared to the same period in the prior year primarily due to a $0.7 million decrease in sales incentive commission expense and $0.6 million of lower employee related costs offset in part by the $0.8 million of added costs resulting from the acquisition of CSI.
Sales and marketing expense decreased $0.7 million in the nine months ended December 31, 2014, compared to the same period in the prior year primarily due to a $1.5 million decrease in sales incentive commission expense and $1.4 million of lower employee related costs offset in part by the $2.5 million of added costs resulting from the acquisition of CSI.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
CSG	$2,011	$2,347	$(336)	$6,488	$7,292	$(804)
IBW	2,342	180	2,162	6,640	553	6,087
Consolidated research and development expense	$4,353	$2,527	$1,826	$13,128	$7,845	$5,283
Research and development expense in the CSG segment decreased by $0.3 million and $0.8 million in the three and nine months ended December 31, 2014, compared to the same periods in the prior year primarily due to reduced spending on ISM product engineering and lower bonus expense.
Research and development expense in the IBW segment increased by $2.2 million and $6.1 million in the three and nine months ended December 31, 2014, compared to the same periods in the prior fiscal year. The acquisition of CSI added $2.3 million and $6.5 million of expense related to new product development in the three and nine months ended December 31, 2014, respectively, and spending on DAS products at Westell decreased.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated general and administrative expense	$2,797	$3,402	$(605)	$9,131	$10,200	$(1,069)
General and administrative expenses decreased $0.6 million in the three months ended December 31, 2014, compared to same period in the prior fiscal year. The CSI acquisition added $0.6 million general and administrative expense. The decreases excluding CSI were due primarily to lower expected bonus attainment which lowered bonus expense by $0.4 million, lower professional fees of $0.2 million, lower expenses resulting from the non-recurrence of one-time costs and synergies related to the Kentrox acquisition in 2014 of $0.2 million and $0.1 million lower fair value adjustments to contingent consideration.
General and administrative expenses decreased $1.1 million in the nine months ended December 31, 2014, compared to the same periods in the prior fiscal year. The CSI acquisition added $1.7 million. The decreases were due primarily to lower expected bonus attainment which lowered bonus expense by $1.1 million, $0.9 million lower expenses resulting from the non-recurrence of one-time costs and synergies related to the Kentrox acquisition in 2014, lower building related costs of $0.4 million, lower fair value adjustments to contingent consideration $0.2 million, and the non-recurrence of the CFO executive search cost of $0.2 million, which was included in the first quarter of prior year expenses.
Restructuring The Company recorded restructuring expense of $55,000 in the nine months ended December 31, 2014, respectively, and $38,000 and $273,000 in the three and nine months ended December 31, 2013, respectively, related to severance for transitional employees associated with the Kentrox acquisition.

Intangible amortization and impairment

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated intangible amortization	$1,562	$737	$825	$4,857	$3,588	$1,269
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in fiscal year 2015 was due primarily to the amortization related to intangible assets purchased as a part of the acquisition of CSI. In addition, the Company determined that an intangible asset related to the acquisition of Noran Tel, Inc. was impaired and recorded $0.1 million of expense to reduce the value of that asset to zero.
Goodwill impairment

During fiscal year 2015, the Company experienced triggering events in the second and third quarters that resulted in the Company testing its goodwill for impairment. In the second quarter, continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales during the quarter, indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. As a result, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the reporting units with the carrying value as of September 1, 2014. The IBW reporting unit's fair value was approximately 13% greater than its carrying value at that time. The IBW reporting unit had a goodwill balance of $20.5 million as of September 30, 2014. The CSG reporting unit's fair value was below its carrying value therefore the Company completed the second step of the evaluation, which compares the implied fair value of goodwill with the carrying value of goodwill to determine the amount of the impairment loss. Fair value of the reporting unit was determined using a combination of income and market approaches. Determining the fair value of the reporting unit and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. As a result of that goodwill impairment evaluation, a goodwill impairment charge of $10.6 million was recorded in the quarter ended September 30, 2014. This charge was comprised of 100% of the goodwill for the CSG segment.

During the third quarter ended December 31, 2014, due to the continuing decline in the market price of the Company’s stock, the market capitalization of the Company fell farther below the carrying value, indicating the need to perform another interim evaluation of goodwill. As a result, in connection with preparation of the financial statements for the quarter ended December 31, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the IBW reporting unit with the carrying value as of December 31, 2014, and determined that the unit's fair value was below its carrying value. Due to the timing and complexity of the second step of the evaluation, which is required to determine the actual impairment, the Company was unable to finalize the amount of the impairment prior to the filing of form 10-Q for the quarter ended December 31, 2014. The Company will finalize the second step of the goodwill assessment in the quarter ended March 31, 2015, but has estimated that the goodwill related to the IBW segment is fully impaired and recorded an impairment charge of $20.5 million in the third quarter ended December 31, 2014.
Other income (expense)

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated other income (expense)	$(29)	$(31)	$2	$16	$(63)	$79
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.

Income tax benefit (expense) The Company recorded $72,000 and $170,000 of income tax benefit in the three and nine months ended December 31, 2014, using an effective income tax rate of 0.2% plus discrete items. The Company recorded $38,000 and $125,000 of income tax expense in the three and nine months ended December 31, 2013, using an effective rate of 19.1% plus discrete items. Tax expense (benefit) is primarily attributed to state taxes based on a gross margin and a foreign tax benefit from losses.
Discontinued operations In the first quarter of fiscal year 2014, the Company discontinued the operations of the former CNS segment.
Net income (loss) Net loss was $27.5 million and $45.0 million in the three and nine months ended December 31, 2014, respectively. Net income was $1.9 million and $0.5 million in the three and nine months ended December 31, 2013. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2014, the Company had $17.7 million in cash and cash equivalents and $25.2 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, decreased $8.4 million in the nine months ended December 31, 2014, to $15.3 million, down from $23.7 million at March 31, 2014. This decrease included a $1.1 million payment of contingent consideration. As of December 31, 2014, the Company had a contingent liability of $0.7 million related to certain intellectual property and indemnification claims related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2014, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$5,865	$—	$—	$—	$—	$—	$5,865
Future minimum operating lease payments	3,189	2,695	1,597	280	87	—	7,848
Contingent consideration	727	811	—	—	—	—	1,538
Future obligations and commitments	$9,781	$3,506	$1,597	$280	$87	$—	$15,251
Cash Flows
The Company’s operating activities used cash of $4.7 million in the nine months ended December 31, 2014, which resulted primarily from a $45.0 million net loss, adjusted for non-cash charges of $31.1 million of goodwill impairment, $7.2 million of amortization, depreciation and stock-based compensation expense, and a $1.9 million decrease in net working capital. The Company’s investing activities used cash of $11.7 million, which resulted primarily from the net purchases of short-term investments of $9.6 million, $1.8 million of capital equipment purchases and a working capital adjustment payment to CSI for $0.3 million in cash. In the nine months ended December 31, 2014, the Company’s financing activities used $1.6 million of cash resulting from the $0.7 million purchase of treasury stock and the $1.1 million payment of contingent consideration offset by the proceeds received from stock options exercised.
As of December 31, 2014, the Company had deferred tax assets of approximately $33.3 million before a valuation allowance of $30.5 million and a net deferred tax liability of $0.2 million. Also, as of December 31, 2014, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of December 31, 2014, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than described below.
During the quarter ended December 31, 2014, the Company completed the implementation of the most current version of the SAP enterprise resource planning (ERP) system, which covers all of the Company's significant processes including, but not limited to, revenue and invoicing, purchasing, accounts payable, accounts receivable, fixed assets and general ledger reporting.

The Company believes this ERP system provides a similar level of internal control over financial reporting compared to the Company's legacy SAP ERP system. The Company may make modifications and upgrades to the ERP system in the future to further enhance our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014, for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, except as supplement by Part II, Item 1A of our Quarterly Report on From 10-Q for the quarter ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2014	—	$—	—	$112,741
November 1 - 30, 2014	—	$—	—	$112,741
December 1 - 31, 2014	3,628	$1.3550	—	$112,741
Total	3,628	$1.3550	—	$112,741

(a)
In the three months ended December 31, 2014, the Company repurchased 3,628 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.36 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of December 31, 2014.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 6, 2015	By:	/s/ Richard S. Gilbert
Richard S. Gilbert
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.