Form 10-K
period 2015-03-31
WESTELL TECHNOLOGIES INC
filed 2015-05-22
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2014 (based upon an estimate that 66% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $79 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 14, 2015, 46,892,935 shares of the registrant’s Class A Common Stock were outstanding and 13,937,151 shares of registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2015 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2015, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
PART I

ITEM 1.	BUSINESS
Overview
Westell Technologies, Inc., (the Company) is a leading provider of in-building wireless, intelligent site management, cell site optimization, and outside plant solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The Company’s comprehensive set of products and solutions are designed to advance network performance for carriers, integrators, and other network operators, allowing them to reduce operating costs and improve network performance. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high performance, reliable systems.
The Company's two business segments, In-Building Wireless and Communication Solutions Group, are engaged in the design, development, assembly, and marketing of a wide variety of products and solutions. Segment financial information is set forth in the Notes to the Consolidated Financial Statements.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites.
Communication Solutions Group (CSG) Segment
The CSG segment solutions include intelligent site management (ISM), cell site optimization (CSO), and outside plant (OSP) as follows:
• ISM solutions include a suite of Remote monitoring and control devices which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• CSO solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.
• OSP solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
Industry Trends and Market Solutions
In-Building Wireless
In-building wireless solutions, including DAS and small cell installations, have increased dramatically in the last decade, driven by the trend for voice and data traffic to move from the outdoor macro environment to indoors. Current projections show that over 80% of all voice and data traffic is now handled from within buildings. This trend is likely to continue to grow as more people use mobile devices and data-intensive services in areas such as stadiums, universities, airports, and office buildings. As the number of systems and users continues to increase, the greater the demand for a reliable network that can manage the increased coverage and capacity requirements.
Our in-building wireless solutions, which include our internally-developed DAS conditioners and the comprehensive suite of products acquired with the addition of Cellular Specialties, Inc. (CSI) on March 1, 2014, provide wireless service providers with a broad set of solutions to help meet growing market demand. These solutions include:
•DAS conditioners: These units interconnect the wireless base transceiver system (BTS) to the DAS head-end while conditioning signals. Active systems can also monitor and control RF performance (e.g. the BTS power coming into the DAS). Both our passive and active devices can accommodate all of the major wireless service provider frequency bands, with numerous port configuration options. Our Universal DAS Interface Unit (UDIT), an active, remotely manageable, high density, space saving unit with advanced features like spectrum analysis and tone generators to help test and analyze signal measurement data has just recently been made available.
•High performance digital repeaters and bi-directional amplifiers (BDAs): These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal to noise performance necessary to optimize wireless service seamlessly throughout a building or structure.
•System components and antennas: We offer a variety of passive system components (couplers, dividers, and tappers) for use in DAS and in-building wireless systems to direct and condition energy flow for specific frequency bands. We also offer a broad line of antennas to support in-building wireless communication.
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
Our ISM solutions, acquired with the addition of Kentrox on April 1, 2013, provide comprehensive M2M communication, enabling operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:
•Environmental management: heating, ventilation, and air conditioning (HVAC) monitoring/energy monitoring/control, environmental monitoring, and aircraft warning light (AWL) management.
•Power management: AC and DC power monitoring, AWL management, battery monitoring, fuel monitoring, generator management, hybrid power management, rectifier monitoring, and tenant power monitoring.
•Security management: access management, asset tampering, and surveillance management.
•Communications management: microwave, DAS, and small cell management.
The comprehensive ISM solution features the Kentrox Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before service affecting outages occur.
Our ISM solutions reduce network operating costs; improve network performance, including quality, reliability, and availability; and improve site security.

Cell Site Optimization
The expansion of LTE and 4G mobile networks and the introduction of enhanced wireless services and devices are causing a greater demand for higher network throughput. At the same time, mobile users expect a quality experience every time they use a device, whether in a city or driving in remote areas. This is forcing wireless service providers to optimize their networks by optimizing the cell site coverage area and increasing RF data throughput. CSO is critical, and TMAs have become increasingly popular to enhance the RF signal performance and improve the end users quality of service, while using the existing network infrastructure.
We provide a comprehensive range of TMAs that enables wireless service providers to improve CSO by boosting the RF signal performance from mobile devices. Our single band and multi band TMAs provide one of the lowest noise figures in the industry, are a highly reliable and proven technology, and provide very low passive intermodulation distortion and bypass loss. In the unlikely event of a TMA failure, it automatically switches to bypass mode, ensuring network availability.
We also provide turnkey services solution for optimizing RF signal performance. From sourcing, configuration, engineering, project management, deployment, turn-up, training, to follow on support, wireless service providers can be ensured a quality and timely implementation to meet their requirements.
Our CSO solutions improve network quality and capacity, expand the coverage area, increase data throughput, and improve the end users wireless experience.
Outside Plant
Building a communications network that can sustain harsh environmental conditions while providing the required reliability to keep customers happy can be a challenge, especially while trying to minimize costs. Whether it’s an industrial, utility, transportation, or telecommunications network, the connections between devices must effectively, efficiently, and safely carry and process signals throughout the infrastructure (cables, racks, enclosures, power distribution, etc.) while providing remote management capabilities.
We provide a comprehensive range of outside plant solutions to connect nearly any outdoor building or facility, including:
•Power Distribution: Includes fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds.
•Copper/Fiber Connectivity: A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.
•Ethernet Solutions: Includes industrial-hardened, multiport, remotely-managed Ethernet switches with a variety of port count and connectivity options (both fiber and copper), including models with advanced powering and site telemetry features.
•SONET/TDM Solutions: Includes network interface devices with performance monitoring features, line repeaters, and protection panels.
•Cabinets, Enclosures, and Mountings: Includes outdoor cabinets for sheltering equipment and maintaining proper operating temperature, enclosures for protecting equipment, and prewired mountings to accommodate plug-in cards.
•Systems Integration Services: A one-stop shop for complete turnkey solutions of customer-specified equipment installed in the Company’s cabinet or enclosure.
Our OSP solutions help service providers reduce operating costs, increase network quality and availability, improve time to market, and minimize capital costs while improving technician efficiency.
Recent Acquisitions
Acquisition of Cellular Specialties, Inc.
On March 1, 2014, the Company acquired 100% of Cellular Specialties, Inc. (CSI) stock for $39.0 million in cash plus a $5.0 million working capital adjustment. CSI, based in Manchester, New Hampshire, is an industry leader in the design and development of in-building wireless solutions including products for distributed antenna systems (DAS) installations, high-performance digital repeaters, and system components and antennas. The assets and liabilities acquired and the results of operations relating to CSI are included in the Company's Consolidated Financial Statements from the date of acquisition.

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
Continuous industry consolidation among North American telecommunication service providers has reduced the number of customers for our solutions and products. As a result, the Company depends on fewer but larger customers for the majority of its revenues. The Company’s largest customer, Verizon, accounted for 30.5% of the Company's total revenues in fiscal year 2015.

While the Company historically has served customers predominantly in North America (U.S. and Canada), starting fiscal year 2014, as a result of the Kentrox acquisition, the Company had revenue with customers in Australia, South Africa, and Latin America. Customers outside North America represented approximately $3.7 million, $9.9 million and $2.4 million of the Company’s revenues in fiscal years 2015, 2014, and 2013, respectively, which represents approximately 4.4%, 9.7% and 6.2% of the Company's total revenues in such years.
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
Supply Chain
We outsource the majority of our manufacturing to both domestic and international suppliers. Some CSG segment products such as TMAs, power distribution panels, and cabinet integration undergo final top-level assembly and testing at our Aurora, Illinois facility; and most IBW segment products undergo final top-level assembly and testing in Manchester, New Hampshire.

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
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new solutions and products that meet customer needs is a critical component for success. We therefore expect to continue to devote substantial resources to research and development (R&D). In fiscal years 2015, 2014 and 2013, the Company's R&D expenses were approximately $17.3 million, $11.3 million, and $5.9 million, respectively.
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
Our quality systems in the CSG segment, including product development processes, are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. The IBW facility is developing quality management systems with focus on registration to the ISO 9001:2008 and TL9000 standards. Many current critical processes required for managing the full product life cycle are already in place.  Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of IBW products and performance, are routinely reviewed and corrective actions taken where applicable. IBW successfully maintains TUV CE registration through quarterly audits in support of critical customer product offerings.  Product realization is accomplished as required in the ISO 9001:2008 standard. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to insure the best product offerings possible to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s selection process.
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

Backlog
Product shipments are generally made pursuant to standard purchase orders, which are officially acknowledged according to standard terms and conditions.  Seasonality may cause revenue to differ from quarter to quarter. The CSG segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. Budget cycles for our customers may also contribute to revenue variability in those same periods. Purchase orders are generally received less than a month prior to shipment.
As of May 14, 2015, and May 14, 2014, the IBW segment had $2.7 million and $1.3 million of backlog, respectively and the CSG segment had $11.4 million and $7.0 million, respectively.
Employees
As of May 1, 2015, the Company had 232 full-time employees. The following table reflects headcount by fiscal year 2016 segment and functional area.

	IBW	CSG	Corporate	Total
Operations	27	46	—	73
Sales and marketing	—	—	53	53
Research and development	40	35	—	75
General and administrative	—	—	31	31
Total employees	67	81	84	232
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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $296.0 million as of March 31, 2015.
We also expect to continue to evaluate new product and growth opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. We cannot provide any certainty that we will be profitable in the future.
We depend on a limited number of customers who are able to exert a high degree of influence over us and loss or the reduction of spending of a major customer could adversely impact our business.
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

Our performance is dependent on customer capital spending, which can be volatile and difficult to forecast. Customer capital spending can be affected by end user demand driven by competing technology, economic conditions, customer budget restraints, work stoppages or other labor issues at the facilities at our customers and other factors. Our customers have curtailed or deferred spending in the past without notice.
Overall sales and product mix sold to our large customers have fluctuated in the past and could vary in the future resulting in significant fluctuations in quarterly operating results and may also adversely impact our stock price.
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
We aim to derive an increased portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, such as economic, political, and other risks and uncertainties, including, but not limited to, regional or country specific economic downturns, tax laws, fluctuations in currency exchange rates, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure. Requirements for international expansion may increase our operating expenses or working capital needs.
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
In connection with our divestitures, we have agreed to indemnify parties against specified losses with respect to those transactions and retained responsibility for various legal liabilities that may accrue. The indemnities relate to, among other things, liabilities which may arise with respect to the period during which we operated the divested business, and to certain ongoing contractual relationships and entitlements with respect to which we made commitments in connection with the divestiture. We have incurred and may incur additional expenses defending indemnity and third party claims. These added expenses to resolve the claim or to defend against the third party action could harm our operating results. In addition, such claims may divert management attention from our continuing business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or by another party and we may expend substantial resources trying to determine which party has responsibility for the claim.

Any restructuring activities that we have undertaken and may undertake in the future may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
In order to align our resources with our growth strategies, operate more efficiently and control costs, we have periodically announced restructuring plans, which include workforce reductions, facility closures and consolidations, asset impairments and other cost reduction initiatives. We regularly evaluate our existing operations and, as a result of such evaluations, may undertake additional restructuring activities within our business.  These restructuring activities may involve higher costs or longer timetables than we anticipate, including costs related to severance and other employee-related matters, litigation risks and expenses, and other costs.  These restructuring activities may disrupt sales or operations and may not result in improvements in future financial performance. If we incur unanticipated costs or are unable to realize the benefits related to restructuring activities, the activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.
An impairment of goodwill or other intangible assets could adversely impact our reported financial results.
At least annually, we are required to test our goodwill to determine if impairment has occurred. Events or circumstances could arise that may create a need to record an impairment adjustment related to our goodwill or other intangible assets that could adversely impact our reported financial results. Goodwill impairment charges were recorded in fiscal years 2013 and 2015 that reduced goodwill balances existing at that time to zero.
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
As of May 14, 2015, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 50.5% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 54.4% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination year	Segment
Aurora, IL	Corporate headquarters, office, CSG distribution and manufacturing	179,000	2017
Regina, Saskatchewan, Canada	Design center	2,500	2017	CSG
Dublin, OH	Design center	9,465	2019	CSG
Manchester, NH	IBW distribution and manufacturing	16,932	2018	IBW
Manchester, NH	IBW office	19,525	2018	IBW
The Company consolidated office space in its corporate headquarters in March, 2015 and is utilizing 31,000 square feet of office space and 86,000 square feet of distribution and manufacturing space with 62,000 of office space vacant.
On April 1, 2013, as a result of the Kentrox acquisition, the Company acquired a sixteen acre parcel of land in Dublin, Ohio. The Company sold four acres in April 2015 and is marketing the remaining twelve acres for sale.

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

	High	Low
Fiscal Year 2015
First Quarter ended June 30, 2014	$3.99	$2.21
Second Quarter ended September 30, 2014	2.59	1.62
Third Quarter ended December 31, 2014	1.87	1.22
Fourth Quarter ended March 31, 2015	1.60	0.96
Fiscal Year 2014
First Quarter ended June 30, 2013	$2.57	$1.90
Second Quarter ended September 30, 2013	3.65	2.35
Third Quarter ended December 31, 2013	4.90	3.28
Fourth Quarter ended March 31, 2014	4.73	3.27
As of May 14, 2015, there were approximately 448 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2015, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 1-31, 2015	—	$—	—	$112,741
February 1-28, 2015	69,661	$1.4700	—	$112,741
March 1-31, 2015	46,711	$1.4688	—	$112,741
Total	116,372	$1.4695	—	$112,741

(a)
In the quarter ended March 31, 2015, the Company repurchased 116,372 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $1.47 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of March 31, 2015.

Performance Graph
The following performance graph compares the change in the Company’s cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2010 and ending March 31, 2015. The stock price performance shown in the performance graph may not be indicative of future stock performance price.

	3/10	3/11	3/12	3/13	3/14	3/15
Westell Technologies, Inc.	100.00	246.48	164.08	141.55	259.86	92.25
NASDAQ Composite	100.00	116.88	132.91	143.55	188.17	219.78
NASDAQ Telecommunications	100.00	100.68	97.60	103.52	130.88	137.97

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data as of March 31, 2015, 2014, 2013, 2012 and 2011 and for each of the five fiscal years in the period through fiscal year 2015 have been derived from the Company's Consolidated Financial Statements. The Company sold its ConferencePlus subsidiary in fiscal year 2012 and is reporting the results of ConferencePlus as discontinued operations. The Company discontinued the operations of the historical CNS segment in the first quarter of fiscal year 2014 and is reporting the CNS segment results as discontinued operations. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and

Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2015	2014 (adjusted (1) (2))	2013 (adjusted (1))	2012 (adjusted (1))	2011 (adjusted (1))
Revenue	$84,127	$102,073	$38,808	$43,629	$58,770
Cost of revenue	57,317	61,612	26,192	27,144	35,088
Gross profit	26,810	40,461	12,616	16,485	23,682
Operating expenses:
Sales and marketing	12,407	13,304	6,783	5,156	7,959
Research and development	17,348	11,339	5,928	5,460	5,038
General and administrative	14,678	14,027	9,310	6,996	8,623
Intangible amortization	6,377	4,889	887	544	—
Restructuring	3,243	335	149	276	—
Goodwill impairment	31,102	—	2,884	—	540
Total operating expenses	85,155	43,894	25,941	18,432	22,160
Operating income (loss) from continuing operations	(58,345)	(3,433)	(13,325)	(1,947)	1,522
Other income (expense), net	(2)	(56)	175	331	20
Income (loss) before income tax and before discontinued operations	(58,347)	(3,489)	(13,150)	(1,616)	1,542
Income tax (expense) benefit	201	8,460	(29,392)	686	53,326
Net income (loss) from continuing operations	(58,146)	4,971	(42,542)	(930)	54,868
Income (loss) from discontinued operations, net of income tax	139	(45)	(1,496)	42,912	13,068
Net income (loss)	$(58,007)	$4,926	$(44,038)	$41,982	$67,936
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.97)	$0.08	$(0.71)	$(0.01)	$0.81
Basic net income (loss) from discontinued operations	—	—	(0.02)	0.64	0.19
Basic net income (loss) per share	$(0.97)	$0.08	$(0.73)	$0.63	$1.00
Weighted average number of basic common shares outstanding	59,985	58,786	59,944	66,657	67,848
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.97)	$0.08	$(0.71)	$(0.01)	$0.79
Diluted net income (loss) from discontinued operations	—	—	(0.02)	0.64	0.19
Diluted net income (loss) per share	$(0.97)	$0.08	$(0.73)	$0.63	$0.98
Weighted average number of diluted common shares outstanding	59,985	60,048	59,944	66,657	69,477
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,026	$35,793	$88,233	$120,832	$86,408
Working capital (3)	19,670	24,281	12,637	12,461	29,457
Total assets	100,307	160,874	142,437	197,426	201,387
Total stockholders’ equity	$83,184	$139,192	$131,077	$186,364	$159,281

(1) Certain amounts have been reclassified to reflect a change in accounting principle (see Note 1).
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
(3) Working capital is defined as current assets less cash and cash equivalents, restricted cash, short-term investments and current liabilities.

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
Westell Technologies, Inc., (the Company) is a leading provider of in-building wireless, intelligent site management, cell site optimization, and outside plant solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The Company’s comprehensive set of products and solutions are designed to advance network performance for carriers, integrators, and other network operators, allowing them to reduce operating costs and improve network performance. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high performance, reliable systems.
The Company's two business segments, In-Building Wireless and Communication Solutions Group, are engaged in the design, development, assembly, and marketing of a wide variety of products and solutions.
Beginning in August 2014, the Company experienced significant reductions in customer capital spending, which adversely impacted the Company’s second and third quarter revenue, margins, and earnings in both segments.  In this regard, when comparing the revenue from five customers in fiscal year 2014 to the same five customers in fiscal year 2015, the decline was 42%. While we expected customer capital spending to improve in the beginning of calendar 2015 (our fourth fiscal quarter), the customer spending has been slow to start thus far. Going forward, we expect customer capital spending to increase because end-user bandwidth needs continue to grow.

On January 30, 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of$3.2 million in the three months ended March 31, 2015, including a non-cash charge of $2.7 million in other associated costs related to a loss on a lease. The loss on the lease includes lease liabilities offset by estimated sublease income. The reorganization costs are expected to be paid by fiscal year 2018 concurrent with the termination date of the contractual lease.
In fiscal year 2015, the Company operated under two reportable segments: In-Building Wireless and Communication Solutions Group.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. The IBW segment includes the comprehensive suite of products and solutions acquired with the addition of CSI, as well as our internally developed DAS interface panels. The CSI acquisition, which closed in March 2014, significantly expanded our product portfolio, enabling us to better compete in the growing in-building wireless market, where we expect to increase our revenue and profitability.
Communication Solutions Group (CSG) Segment
The CSG segment solutions include intelligent site management (ISM), cell site optimization (CSO), and outside plant (OSP) as follows:
• ISM solutions include a suite of Remote monitoring and control devices which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.

• CSO solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.
• OSP solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
Customers
The Company’s customer base for its products is highly concentrated and include telecommunications service providers, systems integrators, cell tower operators, and distributors. Telecommunication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet service providers. Due to the stringent customer quality specifications and the regulated environment in which its customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
In view of the Company’s reliance on the telecommunications market for revenues, the project nature of the business, and the unpredictability of orders and pricing pressures, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters, this is not always consistent and may not always correlate to financial results.
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
Goodwill is reviewed for impairment at least annually in accordance with ASC topic 350, Intangibles-Goodwill and Other, or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. The first step tests for impairment by applying fair value-based tests at the reporting unit level. Fair value of a reporting unit is determined by using both an income approach and a market approach, because this combination is considered to produce the most reasonable indication of fair value in an orderly transaction between market participants. Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the level of risk inherent in a reporting unit and its associated estimates of future cash flows as well as the rate of return an experienced investor might expect to earn. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC topic 820, Fair Value Measurements and Disclosures. Under the market approach, the Company utilizes valuation multiples derived from publicly available information for comparable companies to provide an indication of how much a knowledgeable investor in the marketplace might be willing to pay for a company. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to individual assets and liabilities within each reporting unit.
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
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.
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

Stock–Based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the awards grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures.
Product Warranties
Most of the Company’s products carry a limited warranty of up to seven years. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales.
Results of Operations
Fiscal Years Ended March 31, 2015, 2014 and 2013

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
IBW	$37,714	$13,096	$904	$24,618	$12,192
CSG	46,413	88,977	37,904	(42,564)	51,073
Consolidated revenue	$84,127	$102,073	$38,808	$(17,946)	$63,265
In fiscal year 2015, consolidated revenue decreased by $17.9 million compared to fiscal year 2014. The Company experienced a significant decrease in its fiscal third quarter 2015 revenue as the large North American wireless service providers, the Company's largest customers, significantly slowed down their capital spending during this period. This negatively impacted the Company's revenue across most product lines. The IBW segment revenue increased $24.6 million from the acquisition of CSI where one month of revenue was included in fiscal year 2014 compared to 12 months of revenue in fiscal year 2015. The CSG segment revenue decreased $42.6 million. The revenue decline resulted primarily from the reduction in sales of ISM products of $32.6 million. In fiscal year 2014, ISM revenue included $24.3 million of equipment sales for a specific project to one customer. Revenue from that project ended in the third quarter of fiscal year 2014.
In fiscal year 2014, consolidated revenue increased $63.3 million compared to fiscal year 2013. The IBW segment increased $12.2 million from increased sales of DAS products. The increased DAS product demand was driven by the trend for wireless voice and data traffic to move from the outdoor macro environment to indoors. The acquisition of CSI accounted for $3.7 million of revenue in fiscal year 2014. CSG segment revenue segment increased $51.1 million, primarily due to ISM products (the acquisition of Kentrox) which accounted for $46.2 million of the increase. The remaining increase resulted from sales of CSO products used to support the expansion of mobile networks, offset in part by declining demand for SONET/TDM products, which is older technology

Gross profit and margin	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
IBW	$13,715	$4,161	$391	$9,554	$3,770
	36.4%	31.8%	43.3%	4.6%	(11.5)%
CSG	13,095	36,300	12,225	(23,205)	24,075
	28.2%	40.8%	32.3%	(12.6)%	8.5%
Consolidated gross profit	$26,810	$40,461	$12,616	$(13,651)	$27,845
Consolidated gross margin	31.9%	39.6%	32.5%	(7.7)%	7.1%
In fiscal year 2015, consolidated gross margin decreased 7.7% compared to fiscal year 2014. IBW segment gross margin increased 4.6% from increased sales of higher margin CSI products. CSG segment gross margin decreased 12.6% due to lower, high margin ISM product revenue noted above, lower overhead absorption resulting from lower revenue and increased excess and obsolete inventory expense of $1.3 million, resulting primarily from continued declining demand for SONET/TDM products.

In fiscal year 2014, consolidated gross margin increased 7.1% compared to fiscal year 2013. IBW segment gross margin decreased 11.5% due to product mix and $0.7 million of inventory valuation step-up resulting from the CSI acquisition purchase accounting fair value adjustment. CSG segment gross margin increased 8.5% due primarily to the mix of high margin ISM revenue noted above offset in part by a $1.5 million increase in excess and obsolete inventory from decreased demand for SONET/TDM products. In addition, gross margin was negatively impacted by the purchase accounting adjustments for the fair value related to the acquisition of Kentrox with revenue effectively reduced by $2.1 million to adjust the fair value the performance obligation related to deferred revenue and the inclusion of inventory valuation step-up in cost of sales of $1.6 million.

Sales and marketing (S&M)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Consolidated S&M expense	$12,407	$13,304	$6,783	$(897)	$6,521
Percentage of Revenue	15%	13%	17%
In fiscal year 2015, sales and marketing expense decreased $0.9 million compared to fiscal year 2014. The acquisition of CSI resulted in $3.2 million of additional sales and marketing expense but that was more than offset by a reduction of direct sales employees resulting in lower payroll and travel expense. In addition, sales commissions, which are earned on performance to targeted revenue, were lower.
In fiscal year 2014, sales and marketing expenses increased by $6.5 million compared to fiscal year 2013 due primarily to the acquisition of Kentrox, which added $6.4 million of expense. The CSI acquisition added $0.3 million of expense.

Research and development (R&D)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
IBW	$8,955	$1,360	$305	$7,595	$1,055
CSG	8,393	9,979	5,623	(1,586)	4,356
Consolidated R&D expense	$17,348	$11,339	$5,928	$6,009	$5,411
Percentage of Revenue	21%	11%	15%
In fiscal year 2015, consolidated research and development expense increased $6.0 million. IBW segment research and development expense increased $7.6 million which was the result of the CSI acquisition. CSG segment research and development expense decreased $1.6 million resulting from lower payroll expense due to less employees and lower bonus expense stemming from lower performance attainment.
In fiscal year 2014, consolidated research and development expense increased $5.4 million. IBW segment research and development expense increased $1.1 million resulting from the acquisition of CSI, which added $0.6 million of expense and increased spending on DAS product development before the CSI acquisition. CSG segment research and development expense increased $4.4 million primarily from the acquisition of Kentrox which added $3.8 million of expense. The remaining increase was due primarily to the Company's focus on Cell Site Optimization product development.

General and administrative (G&A)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Consolidated G&A expense	$14,678	$14,027	$9,310	$651	$4,717
Percentage of Revenue	17%	14%	24%
In fiscal year 2015, general and administrative expenses increased $0.7 million resulting primarily from the acquisition of CSI, which added $1.9 million of expense, and $2.1 million of expense related to the departure of the former CEO. This was offset, in part, by a $1.4 million reduction in bonus expense from lower performance attainment, $0.5 million of lower payroll expenses gained from operational efficiencies from the integration of the Kentrox acquisition, a $0.6 million reduction in professional services fees relating to acquisition services and retained employee search costs included in fiscal year 2014 and $0.3 million of lower fair value adjustments related to contingent consideration.
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

Restructuring	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Consolidated restructuring expense	$3,243	$335	$149	$2,908	$186

In fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility. These actions were taken in the fourth quarter of 2015, and the Company recorded a restructuring charge of $3.2 million, of which $2.7 million was for office space and $0.5 million was for employee severance payments and other costs.
In fiscal year 2014, the Company recorded restructuring charges related to termination awards for transitional employees associated with the Kentrox acquisition.

Intangible amortization	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Consolidated intangible amortization	$6,377	$4,889	$887	$1,488	$4,002
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The increase in fiscal year 2015 amortization compared to fiscal year 2014 was due primarily to the acquisition of CSI. The increase in fiscal year 2014 amortization compared to fiscal year 2013 was due primarily to the acquisition of Kentrox. In addition, an impairment charge of $0.1 million and $0.2 million was taken in fiscal years 2015 and 2014, respectively, for a product technology asset acquired in the acquisition of Noran Tel.
Goodwill impairment The Company recognized goodwill impairments of $31.1 million in fiscal year 2015 and $2.9 million in fiscal year 2013. Fiscal year 2015 triggering events including continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales, required the Company to test its goodwill for impairment. As a result of the goodwill impairment evaluations, a goodwill impairment charge of $10.6 million was taken for 100% of the goodwill in the CSG segment and a charge of $20.5 million was taken for 100% of the goodwill in the IBW segment. The goodwill impairment in fiscal year 2013 was the result of the Company's annual impairment testing and related to the former Westell reporting unit. No goodwill impairment was recorded in fiscal year 2014.
Other income (expense) Other income (expense), net was an expense of $2,000, and $0.1 million, and income of $0.2 million for fiscal years 2015, 2014, and 2013, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses. Year over year variations are primarily the result of foreign currency fluctuation.
Income tax (expense) benefit Income tax in fiscal year 2015 and 2014 was a benefit of $0.2 million and $8.5 million, respectively. The Company recorded income tax expense in fiscal year 2013 of $29.4 million.
In fiscal year 2015, the Company continues to maintain a full valuation allowance on deferred tax assets. The Company recorded an income tax benefit of $0.2 million that resulted from foreign tax and state tax based on gross margin
In fiscal year 2014, deferred tax liabilities of $8.8 million resulted from the acquisitions of Kentrox and CSI, relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
In fiscal year 2013, the Company considered both the positive and negative evidence available to assess the realizability of its deferred tax assets. The Company considered negative factors which included recent losses and a forecasted three-year cumulative loss position, as well as positive evidence consisting primarily of projected future earnings. The Company concluded that the negative evidence outweighed the objectively verifiable positive evidence. As a result, the Company increased the valuation allowance against domestic deferred income tax assets by $34.0 million, which taken together with the liability for uncertain tax positions, had the effect of reserving in full all of the Company's deferred tax assets as of March 31, 2013.
Discontinued operations Net income from discontinued operations was $0.1 million in fiscal year 2015 and expense of $45,000 and $1.5 million in fiscal years 2014 and 2013, respectively.
The Company sold a portion of its former CNS segment and the entire ConferencePlus subsidiary in fiscal year 2012. The Company discontinued the operations of ConferencePlus at the time of the sale and discontinued the CNS segment operations in the first quarter of fiscal year 2014. The results of operations of CNS and ConferencePlus along with the gains on the sales have been classified as income from discontinued operations.
In fiscal year 2015, the income from discontinued operations resulted from release of a contingency reserve related to the sale of ConferencePlus. In fiscal year 2014, the loss from discontinued operations resulted from ongoing legal costs related to indemnity claims from the discontinued operations. In fiscal year 2013, the loss from discontinued operations resulted from a charge taken for an indemnification claim that related to the ConferencePlus sale transaction, partially offset by associated tax effects and unrelated discrete tax items.
Net income (loss) Net loss was $58.0 million and $44.0 million in fiscal years 2015 and 2013, respectively. Net income was $4.9 million in fiscal year 2014. The changes were due to the cumulative effects of the variances identified above.
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
For a detailed comparison of the eight quarters ended March 31, 2015, see Note 17, Quarterly Results of Operations (Unaudited), in the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
At March 31, 2015, the Company had $14.0 million in cash and cash equivalents and $23.9 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposit and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities used cash of $9.3 million and $12.1 million in fiscal years 2015 and 2013, respectively, and generated cash of $1.6 million in fiscal year 2014. Cash used in fiscal year 2015 resulted primarily from $58.0 million of net loss that includes $31.1 million of goodwill impairment, $10.0 million of depreciation, amortization and stock-based compensation expense, $3.2 million of restructuring and a $4.3 million increase in working capital. Cash provided in fiscal year 2014 resulted primarily from net income of $4.9 million that includes $7.4 million of depreciation, amortization and stock-based compensation expense, a $9.0 million increase in deferred tax assets and a $2.1 million decrease in working capital. Cash used in fiscal year 2013 resulted primarily from a net loss of $44.0 million that includes $5.7 million of depreciation, goodwill impairment, amortization and stock-based compensation expense, a $29.1 million decrease in deferred tax assets and a $3.8 million decrease in working capital.
The Company’s investing activities used cash of $10.8 million, $55.3 million and $7.8 million in fiscal years 2015, 2014, and 2013, respectively. In fiscal year 2015, the Company had net purchases of short-term investments of $8.3 million, used $2.1 million for the purchased of capital property and equipment and used $0.3 million for acquisitions. In fiscal year 2014, the Company had net sales of short-term investments of $8.8 million, used $0.4 million for the purchases of capital property and equipment, used $66.2 million for acquisitions and had a $2.5 million reduction of restricted cash. In fiscal year 2013, the Company used $9.9 million to purchase short-term investments and $0.4 million for the purchases of capital property and equipment, used $2.5 million for acquisitions and had an increase of $5.0 million of restricted cash.
The Company’s financing activities used cash of $1.7 million and $12.6 million in fiscal years 2015 and 2013, respectively, and generated cash of $1.3 million and in fiscal year 2014. The Company purchased $0.9 million, $0.4 million, and $12.7 million of its outstanding stock, which is recorded as treasury stock, and received proceeds from the exercise of stock options of $0.3 million, $1.7 million, and $0.1 million in fiscal years 2015, 2014 and 2013, respectively. The Company paid $1.1 million of contingent consideration in fiscal year 2015 related to the acquisition of ANTONE.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2015 consisted of the following:

	Payments due by fiscal year
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Purchase obligations	$9,030	$—	$—	$—	$—	$—	$9,030
Future minimum lease payments for operating leases	2,638	2,635	1,023	189	58	—	6,543
Contingent consideration	$1,184	$400	$—	$—	$—	$—	$1,584
Future obligations and commitments	$12,852	$3,035	$1,023	$189	$58	$—	$17,157
As of March 31, 2015, the Company had net deferred tax assets of approximately $39.1 million before a valuation allowance of $39.1 million, resulting in a net deferred tax liability of $46,000. Also, as of March 31, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Foreign Currency Risk
The Company’s primary foreign currency exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar and the Australian dollar and the related effects on receivables and payables denominated in those foreign currencies. On August 1, 2012, the functional currency for Noran Tel, the Company's foreign subsidiary located in Canada was changed from the Canadian dollar to the U.S. dollar. The Company continues to have revenue and expenses denominated in Canadian currency, but it is no longer exposed to gains and losses from fluctuations affecting net investments and earnings of Noran Tel. The Canadian entity revenues, which are denominated in U.S. dollars, are solely from its parent, Westell, Inc., located in the U.S.
The Company had approximately 2.1% and 0.6% of its revenue denominated in Australian and Canadian currencies, respectively, in the twelve months ended March 31, 2015. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at March 31, 2015, the impact would have been an approximately $47,000 decrease in pretax earnings reported in the Company’s Consolidated Financial Statements. Although the Company’s supply contracts are denominated in U.S. dollars, changes in foreign currency rates, particularly for Asian currencies, may have indirect impacts on the Company’s costs.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 33—68 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 69 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.
The Company’s Independent Registered Public Accounting Firm has issued an audit opinion on its assessment of the Company’s internal control over financial reporting as of March 31, 2015. This report is included on page 35.
Changes in Internal Control Over Financial Reporting
There have been no changes except as noted below in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company acquired Cellular Specialties, Inc. (CSI) on March 1, 2014, and during the time between the acquisition and the third quarter of fiscal year 2015 the Company implemented specific transitional controls for the acquired business.  The Company completed integration of CSI into the existing system of internal control over financial reporting during the fourth quarter of fiscal 2015.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2015, and 2014, and for each of the three fiscal years in the period ended March 31, 2015, together with the Reports of Independent Registered Public Accounting Firm, are set forth on page 33 through 68 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2015, 2014, and 2013, as applicable:
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

9.1(a)
Third Amendment to Voting Trust Agreement, dated as of April 30, 2015 (incorporated herein by reference to Exhibit 1 to Amendment No. 16 to Schedule 13D filed by Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. filed on May 5, 2015).

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

*10.3	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	Offer letter for Charles S. Bernstein.

10.5	Lease dated September 29, 1997, between WTI (IL) QRS 12-36, Inc., and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed on October 2, 1997).

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

*10.9(b)
Form of Restricted Stock Unit Award Agreement for awards granted to Richard S. Gilbert on April 4, 2011 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 6, 2011).

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

*10.16	Summary of Director Compensation.

*10.17
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

*10.20
Form of Performance Stock Unit Award Agreement for awards granted in fiscal year 2014 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 18, 2013).

*10.21	Offer letter for Richard S. Cremona (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2013).

*10.22	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 28, 2013).

*10.23	Offer letter for Benjamin S. Stump (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2013).

*10.24	Offer letter for Scott T. Goodrich (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2014).

*10.25	Offer letter for Mark Skurla (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2014).

*10.26
Form of Non-Employee Director Restricted Stock Award (as amended) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2014).

*10.27	Offer Letter for J. Thomas Gruenwald (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 11, 2015).

*10.28	Form of Stock Option Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015.

*10.29	Form of Restricted Stock Unit Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015.

18.1	Preference letter regarding change in accounting principle (incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q filed on August 1, 2014).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.
(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2015.

WESTELL TECHNOLOGIES, INC.

By	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 22, 2015.

Signature	Title

/s/ J. Thomas Gruenwald	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
J. Thomas Gruenwald

/s/ Thomas P. Minichiello	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Thomas P. Minichiello

/s/ Amy T. Forster	Vice President and Corporate Controller (Principal Accounting Officer)
Amy T. Forster

/s/ Fared Adib	Director
Fared Adib

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Martin Hernandez	Director
Martin Hernandez

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and Subsidiaries at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 22, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and Subsidiaries

We have audited Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Westell Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westell Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015, and our report dated May 22, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 22, 2015

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2015	March 31, 2014(adjusted (1))
Assets
Current assets:
Cash and cash equivalents	$14,026	$35,793
Short-term investments	23,906	15,584
Accounts receivable (net of allowance of $408 and $82 as of March 31, 2015 and 2014, respectively)	11,845	15,831
Inventories	16,205	24,056
Prepaid expenses and other current assets	3,285	1,952
Deferred income tax assets	973	899
Land held-for-sale	264	264
Total current assets	70,504	94,379
Land, Property and equipment:
Land	672	780
Machinery and equipment	1,701	1,413
Office, computer and research equipment	6,260	9,039
Leasehold improvements	7,451	7,450
Total property and equipment, gross	16,084	18,682
Less accumulated depreciation and amortization	(12,481)	(16,001)
Property and equipment, net	3,603	2,681
Goodwill	—	31,102
Other intangible assets, net	25,942	32,319
Other non-current assets	258	393
Total assets	$100,307	$160,874
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,011	$7,508
Accrued expenses	3,157	2,920
Accrued restructuring	1,161	57
Accrued compensation	974	4,395
Contingent consideration	1,184	2,067
Deferred revenue	2,415	1,774
Total current liabilities	12,902	18,721
Deferred revenue non-current	751	787
Deferred income tax liability	1,019	1,072
Accrued restructuring non-current	1,642	—
Contingent consideration non-current	400	574
Other non-current liabilities	409	528
Total liabilities	17,123	21,682
Commitments and contingencies (see Notes 2 and 6)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 46,839,361 and 45,852,740 shares at March 31, 2015 and 2014, respectively	468	459
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both March 31, 2015 and 2014	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	413,026	410,176
Treasury stock at cost – 17,466,855 and 17,130,965 shares at March 31, 2015 and 2014, respectively	(35,066)	(34,206)
Cumulative translation adjustment	608	608
Accumulated deficit	(295,991)	(237,984)
Total stockholders’ equity	83,184	139,192
Total liabilities and stockholders’ equity	$100,307	$160,874
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2015	2014 (adjusted (1) (2))	2013 (adjusted (1))
Revenue	$84,127	$102,073	$38,808
Cost of revenue	57,317	61,612	26,192
Gross profit	26,810	40,461	12,616
Operating expenses:
Sales and marketing	12,407	13,304	6,783
Research and development	17,348	11,339	5,928
General and administrative	14,678	14,027	9,310
Intangible amortization	6,377	4,889	887
Restructuring	3,243	335	149
Goodwill impairment	31,102	—	2,884
Total operating expenses	85,155	43,894	25,941
Operating loss from continuing operations	(58,345)	(3,433)	(13,325)
Other income (expense), net	(2)	(56)	175
Loss before income taxes and discontinued operations	(58,347)	(3,489)	(13,150)
Income tax (expense) benefit	201	8,460	(29,392)
Net income (loss) from continuing operations	(58,146)	4,971	(42,542)
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $(88), $0 and $813 for fiscal years 2015, 2014 and 2013, respectively	139	(45)	(1,496)
Net income (loss)	$(58,007)	$4,926	$(44,038)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.97)	$0.08	$(0.71)
Basic net income (loss) from discontinued operations	—	—	(0.02)
Basic net income (loss) per share	$(0.97)	$0.08	$(0.73)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.97)	$0.08	$(0.71)
Diluted net income (loss) from discontinued operations	—	—	(0.02)
Diluted net income (loss) per share	$(0.97)	$0.08	$(0.73)
Weighted-average number of shares outstanding:
Basic	59,985	58,786	59,944
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	1,262	—
Diluted	59,985	60,048	59,944
(1) Certain amounts have been reclassified to reflect a change in accounting principle (see Note 1).
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
(3) The Company had 0.6 million shares represented by options for the twelve months ended March 31, 2014, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2015	2014 (adjusted (1))	2013
Net income (loss)	$(58,007)	$4,926	$(44,038)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(11)
Total other comprehensive income (loss)	—	—	(11)
Total comprehensive income (loss)	$(58,007)	$4,926	$(44,049)
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2012	$504	$139	$405,147	$619	$(198,872)	$(21,173)	$186,364
Net loss	—	—	—	—	(44,038)	—	(44,038)
Translation adjustment	—	—	—	(11)	—	—	(11)
Options exercised and other	3	—	84	—	—	—	87
Purchase of treasury stock	(58)	—	—	—	—	(12,675)	(12,733)
Restricted stock grant, net of forfeitures	1	—	—	—	—	—	1
Stock-based compensation	—	—	1,407	—	—	—	1,407
Balance, March 31, 2013	$450	$139	$406,638	$608	$(242,910)	$(33,848)	$131,077
Net income (1)	—	—	—	—	4,926	—	4,926
Options exercised and other	10	—	1,667	—	—	—	1,677
Purchase of treasury stock	(1)	—	—	—	—	(358)	(359)
Stock-based compensation	—	—	1,871	—	—	—	1,871
Balance, March 31, 2014 (1)	$459	$139	$410,176	$608	$(237,984)	$(34,206)	$139,192
Net loss	—	—	—	—	(58,007)	—	(58,007)
Options exercised and other	12	—	245	—	—	—	257
Purchase of treasury stock	(3)	—	—	—	—	(860)	(863)
Stock-based compensation	—	—	2,605	—	—	—	2,605
Balance, March 31, 2015	$468	$139	$413,026	$608	$(295,991)	$(35,066)	$83,184
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2015	2014 (adjusted (1))	2013
Cash flows from operating activities:
Net income (loss)	$(58,007)	$4,926	$(44,038)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,416	5,511	1,381
Goodwill impairment	31,102	—	2,884
Stock-based compensation	2,605	1,871	1,407
Exchange rate loss	23	33	—
Impairment loss or loss (gain) on sale of fixed assets	117	8	(8)
Restructuring	3,243	335	149
Deferred taxes	(127)	(8,990)	29,865
Changes in assets and liabilities:
Accounts receivable	3,986	(2,139)	(979)
Inventories	8,186	595	(2,002)
Prepaid expenses and other current assets	(1,661)	742	(233)
Other assets	137	190	(240)
Deferred revenue	605	(404)	(128)
Accounts payable and accrued expenses	(3,492)	(3,223)	23
Accrued compensation	(3,420)	2,142	(206)
Net cash provided by (used in) operating activities	(9,287)	1,597	(12,125)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	22,776	28,514	16,817
Maturities of other short-term investments	1,985	3,682	6,796
Purchases of held-to maturity short-term debt securities	(24,662)	(21,955)	(29,090)
Purchases of other short-term investments	(8,421)	(1,476)	(4,417)
Purchases of property and equipment	(2,137)	(443)	(379)
Proceeds from sale of assets	—	—	15
Acquisitions, net of cash acquired	(304)	(66,170)	(2,524)
Changes in restricted cash	—	2,500	4,951
Net cash used in investing activities	(10,763)	(55,348)	(7,831)
Cash flows from financing activities:
Purchase of treasury stock	(863)	(359)	(12,733)
Payment of contingent consideration	(1,104)	—	—
Proceeds from stock options exercised	257	1,677	87
Net cash provided by (used in) financing activities	(1,710)	1,318	(12,646)
(Gain) loss of exchange rate changes on cash	(7)	(7)	3
Net increase (decrease) in cash and cash equivalents	(21,767)	(52,440)	(32,599)
Cash and cash equivalents, beginning of period	35,793	88,233	120,832
Cash and cash equivalents, end of period	$14,026	$35,793	$88,233
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$14	$965	$(524)
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).

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
Discontinued Operations
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. (CPI) including Conference Plus Global Services, Ltd (CGPS), a wholly owned subsidiary of ConferencePlus (collectively, ConferencePlus) to Arkadin for $40.3 million in cash (the ConferencePlus sale). Of the total sale price, $4.1 million was placed in escrow at closing for the purpose of post-closing claims. During the fiscal year 2013, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. This, along with certain other adjustments, resulted in a $1.4 million loss for fiscal year 2013. In fiscal years 2013 and 2014, $1.6 million and $2.5 million of the escrow were released with $3.0 million returned to the Company and $1.1 million paid to Arkadin. In fiscal year 2015, the Company reversed a contingency reserve related to potential indemnity claims that resulted in $0.1 million of income from discontinued operations. The activity for contingencies related to the sale of ConferencePlus presented herein have been classified as discontinued operations.
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
As part of the sale, the Company agreed to indemnify NETGEAR following the closing against specified losses in connection with the CNS business and generally retained responsibility for various legal liabilities that may accrue. A balance of $3.4 million was placed in escrow at closing for the purpose of post-closing claims. NETGEAR made a $0.9 million claim against the escrow balance for a dispute and indemnity claim regarding an interpretation of the sale agreement. The Company had previously recorded a $0.4 million contingency reserve for this claim at the time of the sale and recorded an additional expense of $0.5 million during fiscal year 2013 when the Company resolved the dispute through arbitration. The escrow was released at that time with $2.6 million refunded to the Company and $0.9 million paid to NETGEAR.  The Company discontinued the remaining operations of the CNS segment in the first quarter of fiscal year 2014.
The Consolidated Statements of Cash Flows include discontinued operations.

Revenue and income before income taxes reported in discontinued operations is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Discontinued CPI Revenue	$—	$—	$—
Discontinued CNS Revenue	—	—	1,236
Total discontinued operations revenue	$—	$—	$1,236

CPI income (loss) before income taxes	$227	$—	$(1,358)
CNS income (loss) before income taxes	—	(45)	(951)
Total discontinued operations income (loss) before income taxes	$227	$(45)	$(2,309)
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (GAAP) and include the results of companies acquired by the Company from the date of each acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, goodwill and intangible assets fair value, depreciation, income taxes, and contingencies, among other things. The Company bases its estimate on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Voluntary Change in Accounting Principle
Effective April 1, 2014, the Company made a voluntary change in accounting principle to classify shipping and handling costs associated with the distribution of finished product to our customers as cost of revenue (previously recorded in sales and marketing expense). The Company made the voluntary change in principle because it believes the classification of shipping and handling costs in cost of revenue better reflects the cost of producing and distributing products. It also enhances the comparability of the financial statements with many industry peers. As required by U.S. generally accepted accounting principles, the change has been reflected in the Consolidated Statements of Operations through retrospective application of the change in accounting principle.

Reconciliation to Previously Reported Financial Data

The following table provides the reconciliation from previously reported financial data as adjusted:

	Fiscal Year ended March 31, 2014				Fiscal Year ended March 31, 2013
(in thousands)	Previously reported	Effect of Accounting Principle Change (1)	Effect of CSI Purchase Accounting Adjustment (2)	Adjusted	Previously reported	Effect of Accounting Principle Change	Adjusted
Revenue	$102,073	$—	$—	$102,073	$38,808	$—	$38,808
Cost of revenue	60,115	1,359	138	61,612	25,483	709	26,192
Gross profit	$41,958	$(1,359)	$(138)	$40,461	$13,325	$(709)	$12,616
Gross margin	41.1%			39.6%	34.3%		32.5%

Sales and marketing	$14,663	$(1,359)	$—	$13,304	$7,492	$(709)	$6,783
Intangible Amortization	$4,908	$—	$(19)	$4,889	$887	$—	$887
Income tax (expense) benefit	$8,782	$—	$(322)	$8,460	$(29,392)	$—	$(29,392)
Net income (loss)	$5,367	$—	$(441)	$4,926	$(44,038)	$—	$(44,038)
(1) See Voluntary Change in Accounting Principle above
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).

The impact of this change in accounting principle was an increase to cost of revenue and a reduction to sales and marketing expense of $1.4 million and $0.7 million in the fiscal years ended March 31, 2014 and 2013, respectively. Gross profit and gross profit percentage were reduced accordingly. The amount included in cost of sales that would have been included in sales and marketing historically was $0.9 million for the fiscal year ended March 31, 2015. The change had no effect on income from continuing operations, net income, earnings per share, or retained earnings for any period.
Reclassifications
In addition to the reclassification of shipping and handling costs disclosed above, certain amounts in the Consolidated Financial Statements for fiscal year 2014 have been reclassified to reflect measurement period adjustments related to the CSI acquisition. See Note 2, Acquisitions.

Note 2. Acquisitions:
CSI Acquisition

On March 1, 2014, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI) for a purchase price of $39.0 million in cash plus a $5.0 million working capital adjustment. CSI is an innovator of in-building wireless connectivity solutions for 3G/4G cellular services enabling indoor wireless coverage anytime, anywhere. ClearLink, CSI’s high performance, low PIM brand of in-building products are designed for distributed antenna systems (DASs). ClearLink products include Universal DAS interface Trays (UDIT), passive DAS interface units, system components, and antennas. CSI’s portfolio also includes digital repeaters, bi-directional amplifiers, and E911 and location-based enhancement solutions for wireless networks.
The Company incurred $39,000 and $0.2 million of related acquisition costs in fiscal year 2015 and 2014, respectively, which were expensed as incurred and reflected in general and administrative costs in the Consolidated Statement of Operations.
The results of CSI's operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported within the In-Building Wireless (IBW) reporting segment. CSI contributed $29.5 million and $3.7 million to revenue and $26.9 million and $0.4 million to operating loss in fiscal year 2015 and 2014, respectively. Operating loss includes a write off of goodwill in fiscal year 2015.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the CSI acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. In the third quarter of fiscal year 2015, the Company performed an in interim evaluation of goodwill and concluded that the $20.5 million from the CSI acquisition, which was evaluated under the IBW reporting unit, was fully impaired and recorded as a charge to Consolidated Results of Operation in that quarter. Refer to Note 5, Goodwill and Intangible Assets.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the March 1, 2014, acquisition date:

(in thousands)	Preliminary Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments		Final Amounts Recognized
Cash	$6,513	$—		$6,513
Accounts receivable	2,920	(20)	(4)	2,900
Inventories	7,625	(242)	(4)	7,383
Prepaid expenses and other current assets	158	(23)	(4)	135
Property and equipment	816	(45)	(4)	771
Intangible assets	16,230	(57)	(2)	16,173
Accounts payable, accruals and other liabilities	(2,875)	(37)	(4)	(2,912)
Income tax payable	(1,175)	—		(1,175)
Deferred income tax liability	(6,616)	323	(2)	(6,293)
Goodwill	20,142	405		20,547
Total Consideration	$43,738	$304	(3)	$44,042
(1) As previously reported in the Notes to the Consolidated Financial Statements included in our 2014 Form 10-K.
(2) Intangible asset fair value adjustment for trade name and related tax effect.
(3) Payment for final working capital adjustment.
(4) Other measurement period adjustments mostly related to inventory adjustments.

Under ASC topic 805, Business Combinations, the Company is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively, as if the accounting for the business combination had been completed at the acquisition date. The March 31, 2014 balance sheet has been adjusted to reflect the measurement period adjustments, including the working capital adjustment which was included in accounts payable.

The following table summarizes the acquired identified intangible assets and the respective fair value and estimated useful life at the date of acquisition:

(in thousands)	Fair Value	Estimated Life
Backlog	$90	1 month
Customer relationships	11,410	9 years
Trademark	303	1 year
Developed technology	3,860	3 years
Non-compete	510	2 years
Total intangible assets	$16,173
Kentrox Acquisition
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc., acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox) for a purchase price of $30.0 million in cash, plus a $1.3 million working capital adjustment, pursuant to an agreement dated March 15, 2013.  Kentrox is a worldwide leader in intelligent site management solutions, providing comprehensive monitoring, management and control of any site. The machine-to-machine communications Kentrox provides enable service providers, tower operators, and other network operators to reduce operating costs while improving network performance. Kentrox provides solutions to customers in North and South America, Australia, Africa, and Europe. The acquisition added a highly complementary product line that is wireless focused, software centric and globally deployed.
The Company incurred $0.3 million of related acquisition costs in the fourth quarter of fiscal year 2013 which were expensed as incurred and reflected in general and administrative costs in the Consolidated Statement of Operations.
The results of Kentrox's operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported as a separate operating segment. Kentrox contributed $46.2 million to revenue and $7.3 million to operating income in the twelve months ended March 31, 2014. The Kentrox operations were merged into Westell, Inc.'s operations and separate financial information is not available for fiscal year 2015.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the Kentrox acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. In the second quarter of fiscal year 2015, the Company performed an in interim evaluation of goodwill and concluded that the $10.6 million from the Kentrox acquisition, which was evaluated under the CSG reporting unit, was fully impaired and recorded as a charge to Consolidated Results of Operation in that quarter. Refer to Note 5, Goodwill and Intangible Assets.
The following table summarizes the fair values of the assets acquired and liabilities assumed on the April 1, 2013, acquisition date:

(in thousands)
Cash	$2,355
Inventories	5,045
Accounts receivable	4,325
Land held-for-sale	1,044
Other assets	882
Intangible assets	15,980
Deferred revenue	(2,963)
Accounts payable and accruals	(3,393)
Deferred income tax liability	(2,530)
Goodwill	10,555
Total consideration	$31,300

The fair value of intangible assets is as follows:

(in thousands)	Fair Value	Life
Backlog	$1,440	1 year
Customer relationships	8,960	10 years
Trade name	1,170	7 years
Developed technology	4,410	9 years
Total intangible assets	$15,980
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
The results of ANTONE’s operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported in the CSG operating segment. The Company incurred $0.1 million of related acquisition costs in fiscal year 2013 which were expensed as incurred and are reflected in general and administrative costs in the Consolidated Statement of Operations.
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
The identifiable intangible assets include $2.8 million designated to technology and $0.4 million designated to customer relationships, each with estimated useful lives of 8 years. The Company calculated values based on the present value of the future estimated cash flows derived from operations attributable to technology and existing customer contracts and relationships. The $2.1 million of goodwill was evaluated with the Company's annual goodwill test in the fourth quarter of fiscal year 2013. The Company concluded that the goodwill was impaired and recorded an impairment charge in that quarter. See Note 5, Goodwill and Intangible Assets.
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

(in thousands)	2014	2013
Consolidated pro forma revenue	$141,456	$92,671
Consolidated pro forma operating income (loss) from continuing operations	$7,784	$(22,843)
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount less payment discounts and estimated returns. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.
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
The components of inventories are as follows:

	March 31,
(in thousands)	2015	2014
Raw materials	$5,392	$9,076
Work-in-process	189	209
Finished goods	10,624	14,771
Total inventories	$16,205	$24,056
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets generally consisting of prepaid product royalty, prepaid maintenance agreements and prepaid rent, which are amortized as expense generally over the term of the underlying contract or estimated product life.
Land, Property and Equipment
Land, property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. The following table shows estimated useful lives of property and equipment, as follows:

Machinery and equipment	5	-	7 years
Office, computer and research equipment	2	-	5 years
Depreciation expense from continuing operations was $1.0 million, $0.6 million and $0.5 million for fiscal years 2015, 2014 and 2013, respectively. In accordance with ASC topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with the Kentrox acquisition and sold 4 acres in April 2015 for $264,000. The land sold is classified as held-for-sale. The remaining 12 acres of land remains on the market. The Company concluded that a sale transaction for the remaining land is not probable within the next year therefore unsold land is reclassified as held and used. A land impairment of $0.1 million was recorded in general and administrative expense using the recent selling price in fiscal year 2015. No impairment losses were recorded in fiscal years 2014 or 2013.
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
Goodwill is reviewed for impairment at least annually in accordance with ASC topic 350, Intangibles-Goodwill and Other (ASC 350), or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test in the fourth quarter of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. The first step tests for impairment by applying fair value-based tests at the reporting unit level. Fair value of a reporting unit is determined by using both an income approach and a market approach, because this combination is considered to produce the most reasonable indication of fair value in an orderly transaction between market participants. Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the level of risk inherent in a reporting unit and its associated estimates of future cash flows as well as the rate of return an experienced investor might expect to earn. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC topic 820, Fair Value Measurements and Disclosures (ASC 820). Under the market approach, the Company utilizes valuation multiples derived from publicly available information for comparable companies to provide an indication of how much a knowledgeable investor in the marketplace might be willing to pay for a company. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to individual assets and liabilities within each reporting unit.
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
The Company determined there were triggering events and performed quantitative analysis of goodwill in fiscal year 2015 and concluded all goodwill as impaired. See Note 5, Goodwill and Intangibles for further discussion of goodwill and intangible evaluations.
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
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services, which generally occur over a short time period, are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.
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
Shipping and Handling
Freight billed to customers is recorded as revenue. Effective April 1, 2014, the Company made a voluntary change in accounting principle to classify shipping and handling costs associated with the distribution of finished product to our customers as cost of revenue (previously recorded in sales and marketing expense). The Company recorded costs related to shipping and handling expense of $0.9 million, $1.4 million and $0.7 million for the fiscal years 2015, 2014 and 2013, respectively.
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the awards grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, expected dividend yield and expected forfeitures. See Note 9 for further discussion of the Company’s stock-based compensation plans.
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC 820. ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 13 for further discussion of the Company’s fair value measurements.
Foreign Currency
The Company’s primary foreign currency exposure is to changes in exchange rates for the U.S. dollar versus the Australian and Canadian dollar and the related effects on receivables and payables denominated in those currencies. The functional currency for Noran Tel, the Company's foreign subsidiary located in Canada is the U. S. dollar. The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, accounts payable, and cash as a component of other income (expense), net on the Consolidated Statements of Operations.
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

The income tax expenses (benefits) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Federal:
Current	$—	$6	$—
Deferred	13	(7,110)	24,578
	13	(7,104)	24,578
State:
Current	(31)	433	2
Deferred	(87)	(1,712)	4,797
	(118)	(1,279)	4,799
Foreign:
Current	31	56	(8)
Deferred	(127)	(133)	23
	(96)	(77)	15
Total	$(201)	$(8,460)	$29,392
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2015	2014	2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
Meals and entertainment	(0.1)	(1.5)	(0.2)
State income tax, net of federal tax effect	3.7	2.4	3.1
Valuation allowance	(17.6)	208.3	(256.1)
Goodwill impairment	(18.7)	—	(2.1)
Deferred tax adjustments	(0.1)	8.3	1.4
Foreign tax credit	—	3.3	(0.3)
Equity compensation	(0.8)	(6.4)	(0.6)
Capitalized transaction costs	—	(2.7)	—
Other	(0.1)	(3.2)	(2.7)
Effective income tax rate	0.3%	242.5%	(223.5)%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2015	2014
Deferred income tax assets:
Allowance for doubtful accounts	$17	$33
Alternative minimum tax credit carryforward	697	697
Foreign tax credit carryforward	824	785
Depreciation	1,025	940
Deferred revenue	1,227	950
Compensation accruals	887	2,323
Inventory reserves	3,492	1,903
Warranty reserves	196	92
Net operating loss carryforward	35,380	29,510
Restructuring reserve	1,048	—
Other	1,129	863
Gross deferred tax assets	45,922	38,096
Valuation allowance	(39,117)	(28,864)
Net deferred income tax assets	6,805	9,232
Deferred income tax liabilities:
Inventory step-up	—	(379)
Intangibles and goodwill	(6,851)	(9,026)
Net deferred income tax liabilities	$(46)	$(173)
Classified in Consolidated Balance Sheets as follows:

	March 31,
(in thousands)	2015	2014
Deferred income tax assets	$973	$899
Deferred income tax liability	(1,019)	(1,072)
Net deferred income tax liabilities	$(46)	$(173)
In addition to the deferred tax assets listed in the table above, the Company has $1.5 million and $1.3 million of unrecorded tax benefits at March 31, 2015, and 2014, respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for stock issued under the Company’s stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated as a reduction to the Company’s federal and state NOL carryforwards, which are discussed below.
In fiscal year 2015, the Company continues to maintain a full valuation allowance on deferred tax assets. The Company recorded an income tax benefit of $0.2 million that resulted from foreign tax and state tax based on gross margin.
In fiscal year 2014, the Company continued to fully reserve deferred tax assets. The Company acquired Kentrox and CSI in stock transactions. Deferred tax liabilities of $8.8 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
In fiscal year 2013, the Company considered both the positive and negative evidence available to assess the realizability of its deferred tax assets. The Company considered negative factors which included recent losses and a forecasted three-year cumulative loss position, as well as positive evidence consisting primarily of projected future earnings. The Company concluded that the negative evidence outweighed the objectively verifiable positive evidence. As a result, the Company increased the valuation allowance against domestic deferred income tax assets by $34.0 million, which taken together with the liability for uncertain tax positions, had the effect of reserving in full all of the Company's deferred tax assets as of March 31, 2013.

The Company has, on a tax effected basis, approximately $1.5 million in tax credit carryforwards and $30.9 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. The federal net operating loss carryforwards begin to expire in fiscal year 2023. State net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $6.0 million. The state net operating loss carryforwards begin to expire in fiscal year 2016.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2014 and 2015 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2013	$2,768
Additions from acquisitions	186
Additions based on positions related to fiscal year 2014	—
Additions for tax positions of years prior to fiscal year 2014	1
Reductions for tax positions of years prior to fiscal year 2014	—
Reductions as a result of expirations of applicable statutes of limitations	—
Settlements	—
Unrecognized tax benefits at March 31, 2014	$2,955
Additions based on positions related to fiscal year 2015	—
Additions for tax positions of years prior to fiscal year 2015	1
Reductions for tax positions of years prior to fiscal year 2015	—
Reductions as a result of expirations of applicable statutes of limitations	—
Settlements	—
Unrecognized tax benefits at March 31, 2015	$2,956
If the unrecognized tax benefit balances at March 31, 2015, and 2014, were recognized, it would affect the effective tax rate.
The Company recognized interest and penalties of $6,000, $3,000 and $12,000 as a component of income tax expense as of March 31, 2015, 2014, and 2013, respectively.   As of March 31, 2015, and 2014, accrued interest and penalties were $1,000 and $1,000, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2011	-	2014
U.S. State	2010	-	2014
Foreign	2010	-	2014
Note 5. Goodwill and Intangible Assets:

The Company has recorded intangible assets, such as goodwill, trademark, developed technology, non-compete agreements, backlog, and customer relationships, and accounts for these in accordance with ASC 350. ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.
Goodwill
Goodwill resulted from the fiscal year 2013 ANTONE acquisition and the fiscal year 2014 Kentrox and CSI acquisitions.

Fiscal Year 2013 Evaluation
The Company performed its annual evaluation of goodwill for the combined reporting units consisting of Noran Tel and Westell on January 1, 2013 and determined that the full carrying amount of goodwill created from the acquisition of ANTONE of $2.9 million was impaired.
Fiscal Year 2014 Evaluation
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
Fiscal Year 2015 Evaluations

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
During the third quarter ended December 31, 2014, due to the continuing decline in the market price of the Company’s stock, the market capitalization of the Company fell further below the carrying value, indicating the need to perform another interim evaluation of goodwill. As a result, in connection with preparation of the financial statements for the quarter ended December 31, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the IBW reporting unit with the carrying value as of December 31, 2014, and determined that the unit's fair value was below its carrying value. Due to the timing and complexity of the second step of the evaluation, the Company was unable to finalize the amount of the impairment prior to the filing of Form 10-Q for the quarter ended December 31, 2014. The Company estimated that the goodwill related to the IBW segment was fully impaired and recorded an impairment charge of $20.5 million in the third quarter ended December 31, 2014. The Company finalized the second step of the goodwill assessment in the quarter ended March 31, 2015, with no changes to the third quarter estimate.

Changes in the carrying amounts of goodwill by reporting units are as follows:

(in thousands)	Kentrox	CSI	CSG	IBW	Total
March 31, 2013 balance, net	—	—	—	—	—
Business acquisition (adjusted (1))	10,555	20,547	—	—	31,102
March 31, 2014 balance, net (adjusted (1))	10,555	20,547	—	—	31,102
Change in reporting units	(10,555)	(20,547)	10,555	20,547	—
Goodwill impairment	—	—	(10,555)	(20,547)	(31,102)
March 31, 2015 balance, net	$—	$—	$—	$—	$—
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
Intangible Assets

Intangible assets include customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Intangible asset impairment charges are presented in intangible amortization on the Consolidated Statements of Operations.
In fiscal year 2014, the Company determined that the Noran Tel trade name would be phased out over a one year period and therefore started to amortize the intangible asset over its remaining useful life. Indicators of impairment were present with the declining revenue from legacy products in the Westell segment and the Company performed an evaluation to test intangible assets related to those products for recoverability. The Company concluded that the transmission product technology intangible acquired with the Noran Tel acquisition was impaired. A $0.2 million charge resulted recorded in intangible amortization expense to reduce the value of the asset to $0.2 million which will be amortized over the remaining useful life of two years.

In fiscal year 2015, due to the indications of impairment noted above, the Company reviewed finite-lived assets for impairment. The review resulted in a $0.1 million impairment loss in the CSG segment.
The following table presents details of the Company’s intangibles from historical acquisitions, including the fiscal year 2013 ANTONE acquisition and fiscal year 2014 Kentrox and CSI acquisitions:

	March 31, 2015			March 31, 2014 (adjusted (1))
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	1,530	(1,530)	—	1,530	(1,530)	—
Customer relationships	24,867	(7,917)	16,950	24,867	(4,416)	20,451
Product technology	45,234	(37,370)	7,864	45,234	(35,370)	9,864
Non-compete	510	(276)	234	510	(21)	489
Trade name and trademark	1,848	(954)	894	1,848	(333)	1,515
Total finite-lived intangible assets, net	73,989	(48,047)	25,942	73,989	(41,670)	32,319
(1) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
The finite-lived intangibles are being amortized over periods of two to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization and impairment expense from continuing operations was $6.4 million, $4.9 million and $0.9 million in fiscal years 2015, 2014 and 2013. The following is the expected future amortization by fiscal year:

(in thousands)	2016	2017	2018	2019	2020	thereafter
Intangible amortization expense	$5,365	$4,486	$3,958	$3,679	$2,952	$5,502

Note 6. Commitments and Contingencies:
Obligations
The Company leases an 179,000 square foot corporate facility in Aurora, Illinois. This location houses corporate administration, sales, marketing and the CSG segment product distribution, engineering and manufacturing pursuant to a lease that originated in 1997 and runs through September, 2017. The rental payments are currently $2.0 million a year and increase 2% every other year. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC topic 840, Leases (ASC 840), the Company recorded a long-term deferred lease liability of $286,000 and $417,000 presented in other long-term liabilities and a short-term deferred lease liability of $155,000 and $134,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2015, and 2014, respectively, to account for the straight-line impact on the rental payments. The CSG segment leases an engineering office, approximately 2,500 square feet located in Regina, Canada. The CSG segment also leases a 9,465 square foot engineering and service center in Dublin, Ohio, which runs through 2019. The IBW segment leases a 16,932 square foot manufacturing and distribution center and a 19,525 square foot office in Manchester, New Hampshire. The IBW segment leases runs through 2018. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $3.1 million, $2.8 million and $2.3 million for fiscal years 2015, 2014 and 2013, respectively. In fiscal years 2015, 2014 and 2013, rent expense was offset by $0.1 million, $0.1 million and $0.1 million of sublease income, respectively.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2015 consisted of the following:

	Payments due by fiscal year
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Purchase obligations (1)	$9,030	$—	$—	$—	$—	$—	$9,030
Future minimum lease payments for operating leases	2,638	2,635	1,023	189	58	—	6,543
Contingent consideration	1,184	400	—	—	—	—	1,584
Future obligations and commitments	$12,852	$3,035	$1,023	$189	$58	$—	$17,157
(1) For the year ended March 31, 2015, the Company recorded a net loss on firm purchase commitments of $590,000.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2015, and March 31, 2014, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2015, and March 31, 2014, the Company had total contingency reserves of $0.4 million and $0.7 million, respectively, related to the discontinued operations of ConferencePlus. The contingency reserves are classified as accrued expenses on the Consolidated Balance Sheets. In fiscal year 2015, $0.2 million of the reserve was reversed and is presented in Income from Discontinued Operations. In fiscal year 2014, the Company paid $1.1 million relating to an indemnification claim. See Note 1, Basis of Presentation.
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
Additionally, the Company has contingent cash consideration payable related to the ANTONE acquisition.  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and certain indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of March 31, 2015 and March 31, 2014, the fair value of the contingent consideration liability, after an offset for a working capital adjustment and an indemnification claim for warranty obligations, is $1.6 million and $2.6 million, respectively. In fiscal 2015, the Company made contingent consideration payments of $1.1 million. See Note 2, Note 7 and Note 13.
Note 7. Product Warranties:
The Company’s products in the CSG segment carry a limited warranty ranging from one to seven years and one to five years for the product within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. In fiscal year 2013, the Company recorded a $303,000 warranty obligation for pre-acquisition sales made by ANTONE related to a specific product failure. A corresponding indemnification claim for this warranty obligation was adjusted in the valuation of the contingent consideration related to the ANTONE acquisition (see Note 2, Note 6, and Note 13). The current portions of the warranty reserve were $383,000 and $286,000 as of March 31, 2015, and 2014, respectively, and are presented on the Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $122,000 and $42,000 as of March 31, 2015, and 2014, respectively, and are presented on the Consolidated Balance Sheets as other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Total product warranty reserve at the beginning of the period	$328	$152	$243
Warranty reserves from business acquisitions	—	149	25
Specific pre-acquisition ANTONE product warranty in excess of acquired limit	—	—	303
Warranty expense (reversal)	446	183	(45)
Utilization	(269)	(156)	(374)
Total product warranty reserve at the end of the period	$505	$328	$152
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
Share Repurchase Programs
On August 29, 2011, the Board of Directors authorized an additional share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the August 2011 authorization).
In fiscal year 2013, the Company repurchased 5.7 million shares under the August 2011 authorization with a weighted-average per share purchase price of $2.20. In fiscal years 2014 and 2015, there were no repurchases under the August 2011 authorization. As of March 31, 2015, there was approximately $0.1 million remaining for additional share repurchases under this authorization.
Additionally, in fiscal years 2015, 2014 and 2013, the Company repurchased 335,890 shares, 161,699 shares and 133,816 shares, respectively, from employees that were withheld to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $2.57, $2.22 and $2.32, respectively.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement which prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-

one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2015, a total of 13,937,150 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share while Class B Common Stock is entitled to four votes per share. As of May 14, 2015, as trustees the Voting Trust, containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 50.5% of the votes entitled to be cast by the holders of our common stock. Certain Penny family members also own, or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 54.4% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2013, 2014 and 2015:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury
Total shares outstanding, March 31, 2012	50,429	13,937	(11,181)
Options exercised	158	—	—
Purchase of Treasury Stock	(5,788)	—	(5,788)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	171	—	—
Total shares outstanding, March 31, 2013	44,970	13,937	(16,969)
Options exercised	808	—	—
Purchase of Treasury Stock	(162)	—	(162)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	237	—	—
Total shares outstanding, March 31, 2014	45,853	13,937	(17,131)
Options exercised	415	—	—
Purchase of Treasury Stock	(336)	—	(336)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	907	—	—
Total shares outstanding, March 31, 2015	46,839	13,937	(17,467)
Note 9. Stock-based Compensation:
Employee Stock Incentive Plans
In September 2010, stockholders approved the amendment and restatement of the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 SIP Plan) that permits the issuance of restricted Class A Common Stock, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units and performance stock units share awards to selected officers, employees, and non-employee directors of the Company. There are a total of 3,181,863 shares available for issuance under this plan as of March 31, 2015. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2004 SIP Plan) or when provided within individual employment contracts. The Company issues new shares of stock for awards under the 2004 SIP Plan.

Stock-Based Compensation Expense
Total stock-based compensation, excluding the impact of discontinued operations, is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Cost of revenue	$89	$53	$27
Sales and marketing	170	337	190
Research and development	452	338	115
General and administrative	1,894	1,143	1,075
Stock-based compensation expense	2,605	1,871	1,407
Income tax benefit	—	—	—
Total stock-based compensation expense after taxes	$2,605	$1,871	$1,407
Stock Options
Stock options that have been granted by the Company have an exercise price that is equal to the reported value of the Company’s stock on the grant date. Options usually vest annually from the date of grant over a period of 4 years. The Company’s options have a contractual term of 5, 7 or 10 years. Compensation expense is recognized on a straight-line basis over the vesting period for the award.
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
The Company recorded expense of $0.2 million in the twelve months ended March 31, 2015, 2014 and 2013 related to stock options. The Company received proceeds from the exercise of stock options of $0.3 million, $1.7 million, and $0.1 million in fiscal years 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during the years ended March 31, 2015, 2014 and 2013 was $0.4 million, $1.3 million, and $0.2 million, respectively.
Option activity for the twelve months ended March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2014	1,835,445	$2.02
Granted	290,000	$1.75
Exercised	(415,000)	$0.62
Forfeited	(287,500)	$2.45
Expired	(252,430)	$2.68
Outstanding on March 31, 2015	1,170,515	$2.20	2.9	$0
Vested or expected to vest as of March 31, 2015	1,121,371	$2.22	2.8	$0
Exercisable on March 31, 2015	697,682	$2.38	1.4	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ close stock price as of the reporting date.
As of March 31, 2015, there was $0.3 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2015	2014	2015
Input assumptions:
Expected volatility	45%	42%	49%
Risk-free interest rate	1.2%	1.1%	0.7%
Expected life	4 years	5 years	5 years
Expected dividend yield	—%	—%	—%
Output weighted-average grant-date fair value	$0.63	$0.91	$0.89
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2015, 2014 and 2013, non-employee directors received grants of 100,000, 90,000 and 70,000 shares, respectively, that each vests annually over 4 years. The Company recognizes compensation expense for employee issued restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures. On September 16, 2014, the Board of Directors modified the vesting provisions on all outstanding non-employee director restricted stock awards to include an accelerated vesting provision triggered upon a termination of service as a director following a failure to be nominated by the Board of Directors for re-election as a director. As a result of that modification, the requisite service period on all unvested restricted stock was shortened to the next expected nomination date in July 2015.
The following table sets forth restricted stock activity for the twelve months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	407,500	$1.94
Granted	100,000	$3.53
Vested	(337,500)	$1.89
Forfeited	—	$—
Non-vested as of March 31, 2015	170,000	$2.98
The Company recorded $0.5 million, $0.5 million, and $0.6 million of expense in the twelve months ended March 31, 2015, 2014 and 2013, respectively, related to restricted stock. As of March 31, 2015, there was $0.1 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.3 years. The total intrinsic fair value of shares vested during the years ended March 31, 2015, 2014, and 2013, was $1.2 million, $0.7 million, and $0.8 million, respectively.
Restricted Stock Units (RSUs)
In fiscal years 2015, 2014 and 2013, 780,500, 1,182,000 and 530,000 shares, respectively, of RSUs were awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting and vest in equal annual installments over 4 years from the grant dates. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant adjusted for estimated forfeitures.
The Company recorded stock-based compensation expense of $1.7 million, $0.9 million and $0.6 million for RSUs in fiscal years 2015, 2014 and 2013, respectively. As of March 31, 2015, there was approximately $3.0 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the RSUs, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic fair value of RSUs vested during the years ended March 31, 2015, 2014, and 2013, was $1.5 million, $0.5 million, and $0.3 million, respectively.

The following table sets forth the RSUs activity for the twelve months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,679,000	$3.09
Granted	780,500	$2.29
Vested	(677,500)	$3.15
Forfeited	(372,250)	$2.73
Non-vested as of March 31, 2015	1,409,750	$2.72
Performance-based RSUs (PSUs)
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
In fiscal year 2015, certain executives were granted a total of 217,500 PSUs at target. The performance targets in fiscal year 2015 for the fiscal year 2015 grants were not achieved and therefore no shares were earned in the first measurement period.
In fiscal year 2014, certain executives were granted a total of 285,000 PSUs at target. The performance in fiscal year 2014 measured against the first performance target resulted in the executives earning 94% of the PSUs. The targets in the second performance measurement period in fiscal year 2015 were not achieved and therefore no additional PSUs were earned in that period.
The Company recorded stock-based compensation expense of $0.1 million and $0.3 million for PSUs in fiscal years 2015 and 2014. There was no PSU expense in fiscal years 2013. As of March 31, 2015, there was approximately $0.1 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to the PSUs, which is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic fair value of PSUs vested during fiscal year 2015, was $0.3 million. There were no PSUs that vested in fiscal years 2014 or 2013.
The following table sets forth the PSUs activity for the twelve months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2014	285,000	$2.45
Granted	217,500	$3.83
Vested	(130,011)	$2.44
Forfeited	(190,601)	$3.36
Non-vested as of March 31, 2015	181,888	$3.14
Note 10. Segment and Related Information:
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. In fiscal 2015, the Company revised its segment reporting structure to realign internal reporting as a result of the full integration of Kentrox into Westell, and the CSI acquisition. The CODM continues to evaluate segment profit on gross profit less research and development expenses. In order to provide information that is comparable year to year, fiscal 2014 and 2013 segment information has been restated to reflect the new reporting structure. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s two reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites.
Communication Solutions Group (CSG) Segment
The CSG segment solutions include intelligent site management (ISM), cell site optimization (CSO), and outside plant (OSP) as follows:
• ISM solutions include a suite of Remote monitoring and control devices which, when combined with the Company's Optima management system, provides comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• CSO solutions consist of tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.
• OSP solutions, which are sold to wireline and wireless service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
Segment information for the fiscal years ended March 31, 2015, 2014 and 2013, is set forth below:

	Fiscal Year Ended March 31, 2015
(in thousands)	IBW	CSG	Total
Revenue	$37,714	$46,413	$84,127
Gross profit	13,715	13,095	26,810
Gross margin	36.4%	28.2%	31.9%
Research & development	8,955	8,393	17,348
Segment profit	$4,760	$4,702	9,462
Operating expenses:
Sales & marketing			12,407
General & administrative			14,678
Intangible amortization			6,377
Restructuring			3,243
Goodwill impairment			31,102
Operating income (loss)			(58,345)
Other income (expense), net			(2)
Income tax (expense) benefit			201
Net income (loss) from continuing operations			$(58,146)

	Fiscal Year Ended March 31, 2014
(in thousands)	IBW	CSG	Total
Revenue	$13,096	$88,977	$102,073
Gross profit	4,161	36,300	40,461
Gross margin	31.8%	40.8%	39.6%
Research & development	1,360	9,979	11,339
Segment profit	$2,801	$26,321	29,122
Operating expenses:
Sales & marketing			13,304
General & administrative			14,027
Intangible amortization			4,889
Restructuring			335
Operating income (loss)			(3,433)
Other income (expense), net			(56)
Income tax (expense) benefit			8,460
Net income (loss) from continuing operations			$4,971

	Fiscal Year Ended March 31, 2013
(in thousands)	IBW	CSG	Total
Revenue	$904	$37,904	$38,808
Gross profit	391	12,225	12,616
Gross margin	43.3%	32.3%	32.5%
Research & development	305	5,623	5,928
Segment profit	$86	$6,602	6,688
Operating expenses:
Sales & marketing			6,783
General & administrative			9,310
Intangible amortization			887
Restructuring			149
Goodwill impairment			2,884
Operating income (loss)			(13,325)
Other income (expense), net			175
Income tax (expense) benefit			(29,392)
Net income (loss) from continuing operations			$(42,542)

Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2015, 2014 and 2013. More than 90% of the Company's long-lived assets are located in the United States.
Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Verizon	30.5%	23.9%	17.1%
Telamon	5.8%	30.3%	12.4%
Time Warner Cable	2.6%	2.3%	10.4%
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2015	2014
Verizon	30.4%	30.6%
AT&T	12.7%	16.7%
Note 11. Restructuring:
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, including a non-cash charge of $2.7 million in other associated costs related to a loss on a lease. The loss on the lease includes lease liabilities offset by estimated sublease income. As of March 31, 2015, $1.2 million and $1.6 million of the reorganization costs primarily related to the office space are unpaid and accrued on the Consolidated Balance Sheets presented in accrued reorganization and accrued reorganization non-current, respectively. The reorganization costs are expected to be paid by fiscal year 2018 concurrent with the termination date of the contractual lease.

In fiscal year 2014, the Company acquired Kentrox and identified 12 redundant employees who exited the business after a period of time. The Company recognized restructuring expense of $55,000 and $335,000 in fiscal years 2015 and 2014, respectively, for severance for these transitional employees. The total cost of this action was $390,000. The restructuring was completed during the first quarter of fiscal year 2015. As of March 31, 2014, $278,000 of these costs has been paid leaving an unpaid balance of $57,000, which is presented on the Consolidated Balance Sheets within accrued reorganization. As of March 31, 2015 all of these costs have been paid.
The Company's recognized restructuring expense of $149,000 in fiscal year 2013 for personnel costs related to severance and other relocation costs for the Noran Tel relocation. The relocation resulted in the termination of 35 employees located in Canada. The total cost of this action was $424,000. The relocation was completed during the quarter ended September 30, 2012. As of March 31, 2014, all of these costs have been paid.
Total fiscal year 2015 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2014	$57	$—	$57
Charged	337	2,906	3,243
Accelerated depreciation of leasehold improvements	—	(71)	(71)
Payments	(379)	(46)	(425)
Liability at March 31, 2015	$15	$2,789	$2,804
Total fiscal year 2014 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	335	—	335
Payments	(284)	—	(284)
Liability at March 31, 2014	$57	$—	$57
Total fiscal year 2013 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged	89	60	149
Payments	(644)	(112)	(756)
Liability at March 31, 2013	$6	$—	6
Note 12. Short-term Investments:
The following table presents short-term investments as of March 31, 2015, and 2014:

(in thousands)	March 31, 2015	March 31, 2014
Certificates of deposit	$7,912	$1,476
Held-to-maturity, pre-refunded municipal bonds	15,994	14,108
Total investments	$23,906	$15,584
The fair value of short-term investments approximates their carrying amounts due to the short-term nature of these financial assets and therefore there are no unrecognized gains or losses. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

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
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$2,879	$2,879	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,184	—	—	$1,184	Contingent consideration
Contingent consideration, long-term	$400	—	—	$400	Contingent consideration non-current
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2014:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$117	$117	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	2,067	—	—	2,067	Contingent consideration
Contingent consideration, long-term	$574	—	—	$574	Contingent consideration non-current
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and certain indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment may range from $1.3 million to $2.7 million.

The fair value measurement of contingent consideration as of March 31, 2015 and March 31, 2014, encompasses the following significant unobservable inputs:

	Unobservable Inputs for Fiscal Year Ended March 31,
($ in thousands)	2015	2014
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	$(444)	$(444)
Indemnification related to warranty claims	$(303)	$(303)
Discount rate	6.3%	7.5%
Approximate timing of cash flows	1.4 years	1.4 years
The following table summarizes contingent consideration activity:

	Fiscal Year Ended March 31,
($ in thousands)	2015	2014
Balance beginning of period	$2,641	$2,333
Contingent consideration – payments	(1,104)	—
Contingent consideration – change in fair value (included in G&A expense)	47	308
Balance end of period	$1,584	$2,641
Note 14. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of March 31, 2015 and March 31, 2014, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within other assets.
The Company's revenue to AKA for fiscal year 2015 and 2014 was $1.7 million and $4.5 million, respectively. Accounts receivable from AKA is $0.4 million and $0.4 million and deferred revenue relating to maintenance contracts is $1.1 million and $1.0 million as of March 31, 2015 and March 31, 2014, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.

Note 15. Benefit Plans:
Westell 401(k) Plan
The Company sponsors a 401(k) benefit plan (the Westell Plan), which covers substantially all of its domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In January 2014, the Company established the matching contribution percentage made by the Company of 50% of participants' contributions, up to 4%. Matching contribution expense in fiscal years 2015 and 2014 was approximately $0.3 million and $0.1 million, respectively. There were no matching contributions in fiscal year 2013.
Kentrox 401(k) Plan
During the first nine months of fiscal year 2014, the Company sponsored a 401(k) benefit plan (the Kentrox Plan), which covered substantially all of its domestic employees. On January 1, 2014, Kentrox was merged with and into Westell, Inc. The Kentrox Plan was a salary reduction plan that allowed employees to defer up to 75% of wages subject to Internal Revenue Service limits. The Kentrox Plan also allowed for Company discretionary and matching contributions. The Company matching contribution percentage made by the Company was 50% of participants' contributions, up to 6%. Matching contribution expense in the first nine months of fiscal year 2014 was approximately $0.1 million.
CSI 401(k) Plan
CSI employees participated in a 401(k) plan through ADPTotalSource (the CSI Plan).  The CSI Plan allowed employees to defer up to 100% of wages subject to Internal Revenue Service limits.  On January 1, 2015, CSI was merged with and into Westell, Inc. The Company contributed a flat 3% of eligible employee earnings, regardless of the individual employee's contribution level.  Contribution expense was approximately $0.2 million for the first nine months of fiscal year 2015 and $16,000 for the one month since CSI was acquired on March 1, 2014 in fiscal year 2014.
Note 16. Related Party Transactions:

The Company purchased $0.3 million of raw material components from XMA Corporation (XMA) in fiscal year 2015. Scott Goodrich, the Company's President of In-Building Wireless owns 13% of the common stock of XMA.
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
The fiscal third quarter ending December 31 contains seasonality effects in the CSG segment. The CSG segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. Customer budget cycles for may also contribute to revenue variability in those same periods. Revenue mix and gross profit by product varies by quarter. Charges for excess and obsolete inventory vary by quarter and may cause variability in gross margins.

	Fiscal Year 2015 Quarter Ended
	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015
(in thousands, except per share amounts)
Revenue	$27,825	$23,646	$14,043	$18,613
Gross profit	9,684	8,065	4,395	4,666
Goodwill impairment	—	10,555	20,547	—
Restructuring	57	(2)	—	3,188
Total operating expenses	12,592	22,767	31,978	17,818
Loss before income taxes and discontinued operations	(2,847)	(14,718)	(27,612)	(13,170)
Income tax (expense) benefit	29	69	72	31
Net income (loss) from continuing operations	(2,818)	(14,649)	(27,540)	(13,139)
Income (loss) from discontinued operations, net of tax	—	—	—	139
Net income (loss)	(2,818)	(14,649)	(27,540)	(13,000)
Net income (loss) per common share:
Basic	$(0.05)	$(0.24)	$(0.46)	$(0.22)
Diluted	$(0.05)	$(0.24)	$(0.46)	$(0.22)
Revenue and gross profit were negatively impacted in the December quarter from significant reductions in capital spending by the Company's largest customers, North American wireless providers. Operating expenses in fiscal year 2015 included the following items: the September and December quarter included $10.6 million and $20.5 million of expense for goodwill impairment charge, respectively; the March quarter included a $3.2 million in restructuring and $2.1 million of expense related to the departure of the former CEO.

	Fiscal Year 2014 Quarter Ended
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014
(in thousands, except per share amounts)
Revenue	$22,456	$29,960	$25,236	$24,421
Gross profit	8,417	12,022	11,932	8,090
Restructuring	66	169	38	62
Total operating expenses	11,018	10,728	9,909	12,239
Loss before income taxes and discontinued operations	(2,731)	1,392	1,992	(4,142)
Income tax (expense) benefit	(19)	(68)	(38)	8,585
Net income (loss) from continuing operations	(2,750)	1,324	1,954	4,443
Income (loss) from discontinued operations, net of tax	(14)	4	(29)	(6)
Net income (loss)	(2,764)	1,328	1,925	4,437
Net income (loss) per common share:
Basic	$(0.05)	$0.02	$0.03	$0.08
Diluted	$(0.05)	$0.02	$0.03	$0.07
The Company acquired CSI on March 1, 2014 which accounted for $3.7 million of revenue in the March quarter. The Company's revenue and gross profit were impacted by a specific customer project that completed in the December quarter. In the fourth quarter of fiscal 2014, deferred tax liabilities of $8.8 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance which was recorded in the fourth quarter of fiscal year 2014.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses	Additions (Deductions)		Balance at End of Year
2015
Accounts receivable allowances	$40	$85	$(72)	(1)	$53
Reserve for excess and obsolete inventory and net realizable value	4,266	5,674	(893)	(2)	9,047
Deferred tax assets valuation allowance	28,864	—	10,253	(3)	39,117
Reserve for returns (4)	42	973	(660)		355
2014
Accounts receivable allowances	$10	$30	$—		$40
Reserve for excess and obsolete inventory and net realizable value	2,032	2,881	(647)	(2)	4,266
Deferred tax assets valuation allowance	36,285	—	(7,421)	(3)	28,864
Reserve for returns (4)	19	189	(166)		42
2013
Accounts receivable allowances	$12	$(2)	$—		$10
Reserve for excess and obsolete inventory and net realizable value	1,479	1,090	(537)	(2)	2,032
Deferred tax assets valuation allowance	2,253	—	34,032	(3)	36,285
Reserve for returns (4)	13	218	(212)		19

(1)	Accounts written off, net of recoveries.

(2)	Inventory charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets.

(4)	Included in allowance for account receivable.