Form 10-Q
period 2015-06-30
WESTELL TECHNOLOGIES INC
filed 2015-07-31
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 21, 2015:
Class A Common Stock, $0.01 Par Value – 46,965,244 shares
Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K for the fiscal year ended March 31, 2015, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$20,847	$14,026
Short-term investments	16,071	23,906
Accounts receivable (net of allowance of $345 and $408 at June 30, 2015, and March 31, 2015, respectively)	14,452	11,845
Inventories	14,785	16,205
Prepaid expenses and other current assets	3,423	3,285
Deferred income taxes	958	973
Land held-for-sale	—	264
Total current assets	70,536	70,504
Property and equipment, gross	16,538	16,084
Less accumulated depreciation and amortization	(12,778)	(12,481)
Property and equipment, net	3,760	3,603
Intangible assets, net	24,543	25,942
Other non-current assets	184	258
Total assets	$99,023	$100,307

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,004	$4,011
Accrued expenses	2,425	3,157
Accrued restructuring	1,092	1,161
Accrued compensation	1,589	974
Contingent consideration	1,265	1,184
Deferred revenue	1,859	2,415
Total current liabilities	15,234	12,902
Deferred revenue non-current	1,032	751
Deferred income tax liability	1,114	1,019
Accrued restructuring non-current	1,372	1,642
Contingent consideration non-current	169	400
Other non-current liabilities	376	409
Total liabilities	19,297	17,123
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	469	468
Outstanding – 46,910,777 and 46,839,361 shares at June 30, 2015, and March 31, 2015, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both June 30, 2015, and March 31, 2015
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	413,482	413,026
Treasury stock at cost – 17,506,206 and 17,466,855 shares at June 30, 2015, and March 31, 2015, respectively	(35,115)	(35,066)
Cumulative translation adjustment	608	608
Accumulated deficit	(299,857)	(295,991)
Total stockholders’ equity	79,726	83,184
Total liabilities and stockholders’ equity	$99,023	$100,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2015	2014
Revenue	$21,570	$27,825
Cost of revenue	13,141	18,141
Gross profit	8,429	9,684
Operating expenses:
Sales and marketing	3,196	3,421
Research and development	5,086	4,475
General and administrative	2,969	3,054
Intangible amortization	1,399	1,585
Restructuring	17	57
Total operating expenses	12,667	12,592
Operating income (loss)	(4,238)	(2,908)
Other income (expense), net	38	61
Income (loss) before income taxes and discontinued operations	(4,200)	(2,847)
Income tax benefit (expense)	62	29
Net income (loss) from continuing operations	(4,138)	(2,818)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the three months ended June 30, 2015	272	—
Net income (loss) (1)	$(3,866)	$(2,818)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.07)	$(0.05)
Basic net income (loss) from discontinued operations	—	—
Basic net income (loss)(2)	$(0.06)	$(0.05)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.07)	$(0.05)
Diluted net income (loss) from discontinued operations	—	—
Diluted net income (loss)(2)	$(0.06)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	60,703	59,715
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	—
Diluted	60,703	59,715

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) Totals may not sum due to rounding.
(3) The Company had 3.3 million and 4.0 million shares represented by common stock equivalents for the three months ended June 30, 2015 and June 30, 2014, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,866)	$(2,818)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,696	1,806
Stock-based compensation	457	554
Restructuring	17	57
Deferred taxes	110	—
Exchange rate loss	(6)	(27)
Changes in assets and liabilities:
Accounts receivable	(2,607)	(1,075)
Inventories	1,420	993
Prepaid expenses and other current assets	(132)	(269)
Other assets	56	40
Deferred revenue	(275)	(425)
Accounts payable and accrued expenses	1,906	1,219
Accrued compensation	615	(2,574)
Net cash provided by (used in) operating activities	(609)	(2,519)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	7,431	6,440
Maturities of other short-term investments	2,134	—
Purchases of held-to-maturity short-term debt securities	(1,730)	(3,239)
Purchases of other short-term investments	—	(745)
Proceeds from sale of land	264	—
Purchases of property and equipment	(455)	(723)
Acquisitions, net of cash acquired	—	(304)
Net cash provided by (used in) investing activities	7,644	1,429
Cash flows from financing activities:
Purchases of treasury stock	(49)	(585)
Proceeds from stock options exercised	—	130
Payment of contingent consideration	(167)	(575)
Net cash provided by (used in) financing activities	(216)	(1,030)
Gain (loss) of exchange rate changes on cash	2	16
Net increase (decrease) in cash and cash equivalents	6,821	(2,104)
Cash and cash equivalents, beginning of period	14,026	35,793
Cash and cash equivalents, end of period	$20,847	$33,689
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly-owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly-owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development and sales of Company products in Canada. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox). Kentrox designed and distributed intelligent site management solutions that provided comprehensive monitoring, management and control of any site. On March 1, 2014, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI). CSI designs and develops in-building wireless solutions, including distributed antenna systems (DAS) products and small cell connectivity equipment. The assets and liabilities acquired and the results of operations relating to Kentrox and CSI are included in the Company's Condensed Consolidated Financial Statements from the dates of acquisitions.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2015, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2016.
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
Recently Issued Accounting Pronouncements
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements (ASU 2015-10), which covers a wide range of topics in the FASB Accounting Standards Codification (the "Codification"). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect of current accounting practice or create a significant administrative cost at most entities. The amendments in ASU 2015-10 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is in the process of evaluating the impact the adoption of ASU 2015-10 will have its Consolidated Financial Statements or related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by only year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption for the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact that ASU 2014-09 will have on its Consolidated Financial Statements. .

Note 2. Restructuring Charge
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income. The Company recognized a restructuring expense of $17,000 in the three months ended June 30, 2015. As of June 30, 2015, $1.1 million and $1.4 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2015, $1.2 million and $1.6 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid by fiscal year 2018 concurrent with the termination date of the contractual lease.
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized a restructuring expense of $57,000 in the three months ended June 30, 2014 for severance for these transitional employees. The total cost of this action was $390,000.
Total liability for restructuring charges and their utilization for the three months ended June 30, 2015, and 2014, are summarized as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
(in thousands)	Employee-related	Other costs	Total	Employee-related
Liability at beginning of period	$15	$2,789	$2,804	$57
Charged	17	—	17	57
Paid	(32)	(325)	(357)	(74)
Liability at end of period	$—	$2,464	$2,464	$40

Note 3. Interim Segment Information
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

Segment information for the three months ended June 30, 2015, and 2014 is set forth below:

	Three months ended June 30, 2015
(in thousands)	IBW	CSG	Total
Revenue	$9,070	$12,500	$21,570
Cost of revenue	5,069	8,072	13,141
Gross profit	4,001	4,428	8,429
Gross margin	44.1%	35.4%	39.1%
Research and development	3,162	1,924	5,086
Segment profit (loss)	$839	$2,504	3,343
Operating expenses:
Sales and marketing			3,196
General and administrative			2,969
Intangible amortization			1,399
Restructuring			17
Operating income (loss)			(4,238)
Other income (expense), net			38
Income tax benefit (expense)			62
Net income (loss) from continuing operations			$(4,138)

	Three months ended June 30, 2014
(in thousands)	IBW	CSG	Total
Revenue	$14,097	$13,728	$27,825
Cost of revenue	8,286	9,855	18,141
Gross profit	5,811	3,873	9,684
Gross margin	41.2%	28.2%	34.8%
Research and development	2,195	2,280	4,475
Segment profit (loss)	$3,616	$1,593	5,209
Operating expenses:
Sales and marketing			3,421
General and administrative			3,054
Intangible amortization			1,585
Restructuring			57
Operating income (loss)			(2,908)
Other income (expense), net			61
Income tax benefit (expense)			29
Net income (loss) from continuing operations			$(2,818)

Segment asset information is not reported to or used by the CODM.
Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2015	March 31, 2015
Raw materials	$7,244	$5,392
Work-in-process	384	189
Finished goods	7,157	10,624
Total inventories	$14,785	$16,205

Note 5. Stock-Based Compensation
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three months ended June 30, 2015, and 2014:

	Three months ended June 30,
(in thousands)	2015	2014
Stock-based compensation expense	$457	$554
Income tax benefit	—	—
Total stock-based compensation expense after taxes	$457	$554
The stock options, restricted stock awards, and RSUs awarded in the three months ended June 30, 2015 vest in equal annual installments over four years. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the three months ended June 30, 2015, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2015	1,170,515	$2.20	2.9	$—
Granted	805,000	1.19
Exercised	—	—
Forfeited	(22,500)	2.43
Expired	(343,765)	2.18
Outstanding on June 30, 2015	1,609,250	$1.70	5.3	$—

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.

The weighted-average fair value of stock options granted during the three months ended June 30, 2015 was $0.46 per share.
Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	170,000	$2.98
Granted	—	—
Vested	(52,500)	2.95
Forfeited	—	—
Non-vested as of June 30, 2015	117,500	$2.99
RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,409,750	$2.72
Granted	815,000	1.21
Vested	(85,000)	2.74
Forfeited	(240,625)	1.72
Non-vested as of June 30, 2015	1,899,125	$2.19

PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	181,888	$3.14
Granted, at target	—	—
Vested	(25,767)	2.47
Forfeited	(15,157)	3.12
Non-vested as of June 30, 2015	140,964	$3.26
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment and one to seven years for products within the CSG segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $420,000 and $383,000 as of June 30, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserve are $128,000 and $122,000 as of June 30, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2015	2014
Total product warranty reserve at the beginning of the period	$505	$328
Warranty expense to cost of revenue	97	122
Utilization	(54)	(26)
Total product warranty reserve at the end of the period	$548	$424
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of June 30, 2015, and March 31, 2015, the carrying amount of the Company's investment in AKA was approximately $0.1 million , which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2015 and 2014 was $0.5 million and $0.2 million, respectively. Accounts receivable from AKA was $0.7 million and $0.4 million as of June 30, 2015, and March 31, 2015, respectively. Deferred revenue which primarily relates to AKA maintenance contracts was $1.4 million and $1.1 million as of June 30, 2015 and March 31, 2015, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 8. Income Taxes
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
The Company recorded $62,000 of income tax benefit in the three months ended June 30, 2015, using an effective income tax rate of 1.5%. The Company recorded $29,000 of income tax expense in the three months ended June 30, 2014, using an effective rate of 0.5% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, decreased $0.4 million in the three months ended June 30, 2015, to $16.8 million, from $17.2 million at March 31, 2015. This decrease included a $0.2 million payment of contingent consideration.
Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2015, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$9,433	$—	$—	$—	$—	$—	$9,433
Future minimum operating lease payments	2,649	2,629	448	137	29	—	5,892
Contingent consideration	1,265	169	—	—	—	—	1,434
Future obligations and commitments	$13,347	$2,798	$448	$137	$29	$—	$16,759
(1) A reserve for a net loss on firm purchase commitments of $519,000 and $590,000 is recorded on the balance sheet as of June 30, 2015 and March 31, 2015, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2015, and March 31, 2015, the Company has not recorded any contingent liability attributable to existing litigation.

As of March 31, 2015, the Company had total contingency reserves of $0.4 million related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012. The contingency reserves are classified as Accrued expenses on the Consolidated Balance Sheets. In the three months ended June 30, 2015, a pre-tax gain of $0.4 million resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus and was recorded in discontinued operations.
Additionally, the Company has a contingent cash consideration payable related to an acquisition.  The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of June 30, 2015, and March 31, 2015, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $1.4 million and $1.6 million, respectively (See Note 11).
Note 10. Short-term Investments
The following table presents short-term investments as of June 30, 2015, and March 31, 2015:

(in thousands)	June 30, 2015	March 31, 2015
Certificates of deposit	$5,778	$7,912
Held-to-maturity, pre-refunded municipal bonds	10,293	15,994
Total short-term investments	$16,071	$23,906
The fair value of investments approximates their carrying amounts due to the short-term nature of these financial assets.
Note 11. Fair Value Measurements
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

The Company’s money market funds are measured using Level 1 inputs. The contingent consideration described in Note 9 is measured using Level 3 inputs.
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$4,805	$4,805	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,265	—	—	$1,265	Contingent consideration
Contingent consideration, non- current	$169	—	—	$169	Contingent consideration non-current

The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$2,879	$2,879	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,184	—	—	$1,184	Contingent consideration
Contingent consideration, non- current	$400	—	—	$400	Contingent consideration non-current
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. Inputs such as forecasted revenue for the acquired products and acquired product profitability are the most significant drivers of the fair value measurement and are based on full attainment. Significant decreases in any of those inputs would result in a significantly lower fair value measurement. The actual cash payment could range from $1.6 million to $2.7 million.
The fair value measurement of contingent consideration as of June 30, 2015, and March 31, 2015, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	June 30, 2015	March 31, 2015
Estimated earn-out contingent consideration	$3,500	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	6.3%	6.3%
Approximate timing of cash flows	1.1 years	1.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2015	$1,584
Contingent consideration – payments	(167)
Contingent consideration – change in fair value in General and Administrative expense	17
Balance as of June 30, 2015	$1,434
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). There were no shares repurchased under this authorization during the three months ended June 30, 2015 or June 30, 2014. There was approximately $0.1 million remaining for additional share repurchases under this program as of June 30, 2015.
Additionally, in the three months ended June 30, 2015 and June 30, 2014, the Company repurchased 39,351 and 168,094 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $1.24 and $3.48 per share, respectively.

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
Beginning in August 2014, the Company experienced significant reductions in customer capital spending, which adversely impacted the Company’s second and third quarter revenue, margins, and earnings in both segments. In this regard, when comparing the revenue from five customers in fiscal year 2014 to the same five customers in fiscal year 2015, the decline was 42%. In fiscal year 2016, customer capital spending is beginning to improve. Going forward, we expect customer capital spending to increase because end-user bandwidth needs continue to grow.
The Company operates under two reportable segments: In-Building Wireless and Communication Solutions Group.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral third-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. The IBW segment includes the comprehensive suite of products and solutions acquired with the addition of CSI, as well as our internally developed DAS interface panels. The CSI acquisition, which closed in March 2014, significantly expanded our product portfolio, enabling us to better compete in the growing in-building wireless market, where we expect to increase our revenue and profitability.
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
Customers
The Company’s customer base for its products is highly concentrated and includes telecommunications service providers, systems integrators, cell tower operators, and distributors. Telecommunication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet Service Providers (ISPs). Due to the stringent customer quality specifications and the regulated environment in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the

Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
In view of the Company’s reliance on the telecommunications market for revenues, the project nature of the business, the unpredictability of orders, and pricing pressures, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters, this is not always consistent and may not always correlate to financial results.
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2015, and 2014 by segment.
Revenue

	Three months ended June 30,
(in thousands)	2015	2014	Change
IBW	$9,070	14,097	$(5,027)
CSG	12,500	13,728	(1,228)
Consolidated revenue	$21,570	$27,825	$(6,255)
IBW revenue was $9.1 million in the three months ended June 30, 2015, compared to $14.1 million in the same period in the prior year. The decline of $5.0 million in the three months ended June 30, 2015, compared to the same period in the prior year was due primarily to a decreases in sales of passive DAS conditioners, which was strong in the first quarter of fiscal year 2015, offset in part by an increase in active DAS conditioners. Customers are using active DAS conditioning products more often on new projects and those projects have been delayed with constrained customer budgets.
CSG revenue was $12.5 million in the three months ended June 30, 2015. The $1.2 million decrease in the three months ended June 30, 2015, compared to the same period in the prior year resulted primarily from fewer custom service integration projects in the current quarter offset in part by increased revenue from ISM products, which are also project related.
Gross Margin

	Three months ended June 30,
	2015	2014	Change
IBW	44.1%	41.2%	2.9%
CSG	35.4%	28.2%	7.2%
Consolidated gross margin	39.1%	34.8%	4.3%
Gross margin in the IBW segment was 44.1% in the three months ended June 30, 2015 compared to 41.2% in the same period in the prior year. The primary driver of the higher margins in fiscal year 2016 compared to fiscal 2015 was product mix with a $2.2 million increase in higher margin active DAS conditioners, our Universal Interface Tray (UDIT) products, and a $6.7 million decrease in lower margin passive DAS conditioning products.
Gross margin in the CSG segment was 35.4% in the three months ended June 30, 2015, compared to 28.2% in the same period in the prior year. The increase in gross margin resulted primarily from lower excess and obsolete inventory expense of $1.1 million in the first quarter of fiscal year 2016. The $1.1 million of excess and obsolete inventory expense in fiscal year 2015 resulted from the continued declining demand for legacy T1 products and ISM products.

Sales and Marketing

	Three months ended June 30,
(in thousands)	2015	2014	Change
Consolidated sales and marketing expense	$3,196	$3,421	$(225)
Sales and marketing expense decreased $0.2 million in the three months ended June 30, 2015, compared to the same period in the prior year primarily due to reductions in salaries and wages and stock compensation, partly offset by increased incentive compensation expense from increased accruals.
Research and Development

	Three months ended June 30,
(in thousands)	2015	2014	Change
IBW	$3,162	$2,195	$967
CSG	1,924	2,280	(356)
Consolidated research and development expense	$5,086	$4,475	$611
Research and development expense in the IBW segment increased by $1.0 million in the three months ended June 30, 2015, compared to the same period in the prior year due to $0.5 million of increased manpower related expenses and $0.5 million of prototype expense primarily associated with our new Clearlink DAS product.
Research and development expense in the CSG segment decreased by $0.4 million in the three months ended June 30, 2015, compared to the same period in the prior fiscal year primarily due to decreased consulting expenses related to ISM products.
General and Administrative

	Three months ended June 30,
(in thousands)	2015	2014	Change
Consolidated general and administrative expense	$2,969	$3,054	$(85)
General and administrative expenses decreased $0.1 million in the three months ended June 30, 2015, compared to the same period in the prior fiscal year. The decrease was due primarily to $0.2 million of reduced expense resulting from the lease restructuring done in the fourth quarter of fiscal year 2015 offset in part by an increase in incentive compensation expense from increases in accruals related to the fiscal year 2016 bonus incentive plan.
Intangible amortization and impairment

	Three months ended June 30,
(in thousands)	2015	2014	Change
Consolidated intangible amortization	$1,399	$1,585	$(186)
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three months ended June 30, 2015, compared to June 30, 2014 resulted primarily from product related intangibles from the acquisition of NoranTel becoming fully amortized.
Restructuring The Company recorded restructuring expense of $17,000 in the three months ended June 30, 2015 and $57,000 in the three ended June 30, 2014, related to severance for transitional employees associated with the CSI and Kentrox acquisitions, respectively.

Other income (expense)

	Three months ended June 30,
(in thousands)	2015	2014	Change
Consolidated other income (expense)	$38	$61	$(23)

Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.
Income tax benefit (expense) The Company recorded $62,000 of income tax benefit in the three months ended June 30, 2015 using an effective income tax rate of 1.5%. The Company recorded $29,000 of income tax expense in the three months ended June 30, 2014, using an effective rate of 0.5% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Discontinued operations Income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.
Net income (loss) Net loss was $3.9 million and $2.8 million in the three months ended June 30, 2015 and June 30, 2014, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2015, the Company had $20.8 million in cash and cash equivalents and $16.1 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, decreased $0.4 million in the three months ended June 30, 2015, to $16.8 million, down from $17.2 million at March 31, 2015. This decrease included a $0.2 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2015, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$9,433	$—	$—	$—	$—	$—	$9,433
Future minimum operating lease payments	2,649	2,629	448	137	29	—	5,892
Contingent consideration	1,265	169	—	—	—	—	1,434
Future obligations and commitments	$13,347	$2,798	$448	$137	$29	$—	$16,759
Cash Flows
The Company’s operating activities used cash of $0.6 million in the three months ended June 30, 2015, which resulted primarily from a $3.9 million net loss, adjusted for non-cash charges of $2.2 million of amortization, depreciation and stock-based compensation expense, and a $1.0 million decrease in net working capital. The Company’s investing activities provided cash of $7.6 million, which resulted primarily from the net maturities of short-term investments of $7.8 million offset in part by $0.5 million of capital equipment purchases. In the three months ended June 30, 2015, the Company’s financing activities used $0.2 million of cash resulting primarily from payment of contingent consideration.
As of June 30, 2015, the Company had deferred tax assets of approximately $38.7 million before a valuation allowance of $38.9 million and a net deferred tax liability of $0.2 million. Also, as of June 30, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee.
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of June 30, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2015, for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 1 - 30, 2015	31,426	$1.2500	—	$112,741
May 1 - 31, 2015	7,925	$1.2100	—	$112,741
June 1 - 30, 2015	—	$—	—	$112,741
Total	39,351	$1.2400	—	$112,741

(a)
In the three months ended June 30, 2015, the Company repurchased 39,351 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.24 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of June 30, 2015.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 18, 2015).

Exhibit 10.1	Form of Stock Option Award Agreement for award granted to Charles S. Bernstein on May 11, 2015.

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement for award granted to Charles S. Bernstein on May 11, 2015.

Exhibit 10.3	Separation Agreement and Release for Mark Skurla.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	July 31, 2015	By:	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 18, 2015).

Exhibit 10.1	Form of Stock Option Award Agreement for award granted to Charles S. Bernstein on May 11, 2015.

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement for award granted to Charles S. Bernstein on May 11, 2015.

Exhibit 10.3	Separation Agreement and Release for Mark Skurla.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.