Form 10-K/A
period 2015-03-31
WESTELL TECHNOLOGIES INC
filed 2015-11-09
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Westell Technologies, Inc. (the “Company”) for the fiscal year ended March 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2015 (the “Original Filing”). This Amendment No. 1 amends the Original Filing to correct an error related to a previously unidentified pre-acquisition liability, as more fully described in Note 1 to the Consolidated Financial Statements contained in this Amendment No. 1. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety.  Revisions to the Original Filing have been made to the following sections:

•	Item 1A - Risk Factors

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Proceedures

•	Exhibit 23.1 - Consent of Ernst & Young LLP

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1).

Management assessed its evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2015 in spite of the restatement required because the restatement was caused by a previously unidentified pre-acquisition liability. The Company's controls effectively detected this error at the first opportunity following the acquisition for the control to function.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

WESTELL TECHNOLOGIES, INC.
2015 ANNUAL REPORT ON FORM 10-K/A CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K/A for the fiscal year ended March 31, 2015, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
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
You should carefully consider the risks described below in addition to the other information contained and incorporated by reference in this Form 10-K/A. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, operating results or financial condition. If any of these risks materialize, our business, operating results or financial condition could be materially and adversely affected.
Risks Related to Our Business
We have incurred losses in the past and may incur losses in the future.
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $297.4 million as of March 31, 2015.
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
The following selected consolidated financial data as of March 31, 2015, 2014, 2013, 2012 and 2011 and for each of the five fiscal years in the period through fiscal year 2015 have been derived from the Company's Consolidated Financial Statements included in this amended filing and has been adjusted for the effects of the restatement as described in Note 1 to the Consolidated Financial Statements. The Company sold its ConferencePlus subsidiary in fiscal year 2012 and is reporting the results of ConferencePlus as discontinued operations. The Company discontinued the operations of the historical CNS segment in the first quarter of fiscal year 2014 and is reporting the CNS segment results as discontinued operations. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of

Financial Condition and Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K/A.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2015 (as restated (1))	2014 (as restated and adjusted (1)(2)(3))	2013 (as adjusted (3))	2012 (as adjusted (3))	2011 (as adjusted (3))
Revenue	$84,127	$102,073	$38,808	$43,629	$58,770
Cost of revenue	57,317	61,612	26,192	27,144	35,088
Gross profit	26,810	40,461	12,616	16,485	23,682
Operating expenses:
Sales and marketing	12,407	13,304	6,783	5,156	7,959
Research and development	17,348	11,339	5,928	5,460	5,038
General and administrative	14,678	14,027	9,310	6,996	8,623
Intangible amortization	6,377	4,889	887	544	—
Restructuring	3,243	335	149	276	—
Goodwill impairment	31,997	—	2,884	—	540
Total operating expenses	86,050	43,894	25,941	18,432	22,160
Operating income (loss) from continuing operations	(59,240)	(3,433)	(13,325)	(1,947)	1,522
Other income (expense), net	(2)	(56)	175	331	20
Income (loss) before income tax and before discontinued operations	(59,242)	(3,489)	(13,150)	(1,616)	1,542
Income tax (expense) benefit	201	7,910	(29,392)	686	53,326
Net income (loss) from continuing operations	(59,041)	4,421	(42,542)	(930)	54,868
Income (loss) from discontinued operations, net of income tax	139	(45)	(1,496)	42,912	13,068
Net income (loss)	$(58,902)	$4,376	$(44,038)	$41,982	$67,936
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.98)	$0.08	$(0.71)	$(0.01)	$0.81
Basic net income (loss) from discontinued operations	—	—	(0.02)	0.64	0.19
Basic net income (loss) per share (4)	$(0.98)	$0.07	$(0.73)	$0.63	$1.00
Weighted average number of basic common shares outstanding	59,985	58,786	59,944	66,657	67,848
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.98)	$0.07	$(0.71)	$(0.01)	$0.79
Diluted net income (loss) from discontinued operations	—	—	(0.02)	0.64	0.19
Diluted net income (loss) per share	$(0.98)	$0.07	$(0.73)	$0.63	$0.98
Weighted average number of diluted common shares outstanding	59,985	60,048	59,944	66,657	69,477
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,026	$35,793	$88,233	$120,832	$86,408
Working capital (5)	18,295	23,386	12,637	12,461	29,457
Total assets	100,377	162,319	142,437	197,426	201,387
Total stockholders’ equity	$81,739	$138,642	$131,077	$186,364	$159,281
(1) Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2 to the Consolidated Financial Statements for additional information on recent acquisitions and divestitures).
(3) Certain amounts have been reclassified to reflect a change in accounting principle (see Note 1 to the Consolidated Financial Statements for additional information).
(4) Totals may not sum due to rounding.
(5) Working capital is defined as current assets less cash and cash equivalents, restricted cash, short-term investments and current liabilities.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K/A. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified. All of the financial information presented in this Item 7 has been revised to reflect the restatement of the consolidated financial statements more fully described in Note 1 to the Consolidated Financial Statements.
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
Goodwill impairment The Company recognized goodwill impairments of $32.0 million in fiscal year 2015 and $2.9 million in fiscal year 2013. Fiscal year 2015 triggering events including continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales, required the Company to test its goodwill for impairment. As a result of the goodwill impairment evaluations, a goodwill impairment charge of $11.5 million was taken for 100% of the goodwill in the CSG reporting unit and a charge of $20.5 million was taken for 100% of the goodwill in the IBW reporting unit. The goodwill impairment in fiscal year 2013 was the result of the Company's annual impairment testing and related to the former Westell reporting unit. No goodwill impairment was recorded in fiscal year 2014.
Other income (expense) Other income (expense), net was an expense of $2,000, and $0.1 million, and income of $0.2 million for fiscal years 2015, 2014, and 2013, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses. Year over year variations are primarily the result of foreign currency fluctuation.
Income tax (expense) benefit Income tax in fiscal year 2015 and 2014 was a benefit of $0.2 million and $7.9 million, respectively. The Company recorded income tax expense in fiscal year 2013 of $29.4 million.
In fiscal year 2015, the Company continues to maintain a full valuation allowance on deferred tax assets. The Company recorded an income tax benefit of $0.2 million that resulted from foreign tax and state tax based on gross margin
In fiscal year 2014, deferred tax liabilities of $8.3 million resulted from the acquisitions of Kentrox and CSI, relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
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
Net income (loss) Net loss was $58.9 million and $44.0 million in fiscal years 2015 and 2013, respectively. Net income was $4.4 million in fiscal year 2014. The changes were due to the cumulative effects of the variances identified above.
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
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities used cash of $9.3 million and $12.1 million in fiscal years 2015 and 2013, respectively, and generated cash of $1.6 million in fiscal year 2014. Cash used in fiscal year 2015 resulted primarily from $58.9 million of net loss that includes $32.0 million of goodwill impairment, $10.0 million of depreciation, amortization and stock-based compensation expense, $3.2 million of restructuring and a $4.3 million increase in working capital. Cash provided in fiscal year 2014 resulted primarily from net income of $4.4 million that includes $7.4 million of depreciation, amortization and stock-based compensation expense, a $8.4 million increase in deferred tax assets and a $2.1 million decrease in working capital. Cash used in fiscal year 2013 resulted primarily from a net loss of $44.0 million that includes $5.7 million of depreciation, goodwill impairment, amortization and stock-based compensation expense, a $29.1 million decrease in deferred tax assets and a $3.8 million decrease in working capital.

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
As of March 31, 2015, the Company had net deferred tax assets of approximately $39.6 million before a valuation allowance of $39.7 million, resulting in a net deferred tax liability of $46,000. Also, as of March 31, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 33—77 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 79 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that, in spite of the restatement which was caused by a previously unidentified pre-acquisition liability, the Company’s internal control over financial reporting was effective as of March 31, 2015. The Company's controls effectively detected the pre-acquisition error at the first opportunity following the acquisition for the control to function.
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
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2015, and 2014, and for each of the three fiscal years in the period ended March 31, 2015, together with the Reports of Independent Registered Public Accounting Firm, are set forth on page 33 through 77 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2015, 2014, and 2013, as applicable:
Schedule II - Valuation and Qualifying Accounts - page 79
Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.
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

*10.3	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	Offer letter for Charles S. Bernstein (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed on May 22, 2015).

10.5	Lease dated September 29, 1997, between WTI (IL) QRS 12-36, Inc., and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed on October 2, 1997).

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

*10.16	Summary of Director Compensation (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed on May 22, 2015).

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

*10.28
Form of Stock Option Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015 (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed on May 22, 2015).

*10.29
Form of Restricted Stock Unit Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed on May 22, 2015).

18.1	Preference letter regarding change in accounting principle (incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q filed on August 1, 2014).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed on May 22, 2015).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K/A for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K/A are as specified in Item 15(a)(3) herein.
(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K/A is as specified in Item 15(a)(2) herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2015.

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

As discussed in Note 1 to the consolidated financial statements, the 2015 and 2014 financial statements and the financial statement schedule listed in the Index at Item 15(a)(2) have been restated to account for an unrecorded liability, an error in goodwill impairment, and an error in deferred taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2015, except for the internal control over financial reporting related to the restatement in Note 1 of the 2015 consolidated financial statements as to which the date is November 9, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 22, 2015, except to Note 1 of the consolidated financial statements, as to which the date is November 9, 2015.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and Subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015, and our report dated May 22, 2015, except for the internal control over financial reporting related to the restatement in Note 1 of the 2015 consolidated financial statements as to which the date is November 9, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 22, 2015, except for internal control over financial reporting related to Note 1 of the consolidated financial statements as to which the date is November 9, 2015.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)	March 31, 2015 (as restated (1))	March 31, 2014(as restated and adjusted (1) (2))
Assets
Current assets:
Cash and cash equivalents	$14,026	$35,793
Short-term investments	23,906	15,584
Accounts receivable (net of allowance of $408 and $82 as of March 31, 2015 and 2014, respectively)	11,845	15,831
Inventories	16,205	24,056
Prepaid expenses and other current assets	3,285	1,952
Deferred income tax assets	1,043	1,449
Land held-for-sale	264	264
Total current assets	70,574	94,929
Land, Property and equipment:
Land	672	780
Machinery and equipment	1,701	1,413
Office, computer and research equipment	6,260	9,039
Leasehold improvements	7,451	7,450
Total property and equipment, gross	16,084	18,682
Less accumulated depreciation and amortization	(12,481)	(16,001)
Property and equipment, net	3,603	2,681
Goodwill	—	31,997
Other intangible assets, net	25,942	32,319
Other non-current assets	258	393
Total assets	$100,377	$162,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,011	$7,508
Accrued expenses	4,602	4,365
Accrued restructuring	1,161	57
Accrued compensation	974	4,395
Contingent consideration	1,184	2,067
Deferred revenue	2,415	1,774
Total current liabilities	14,347	20,166
Deferred revenue non-current	751	787
Deferred income tax liability	1,089	1,622
Accrued restructuring non-current	1,642	—
Contingent consideration non-current	400	574
Other non-current liabilities	409	528
Total liabilities	18,638	23,677
Commitments and contingencies (see Notes 2 and 6)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 46,839,361 and 45,852,740 shares at March 31, 2015 and 2014, respectively	468	459
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both March 31, 2015 and 2014	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	413,026	410,176
Treasury stock at cost – 17,466,855 and 17,130,965 shares at March 31, 2015 and 2014, respectively	(35,066)	(34,206)
Cumulative translation adjustment	608	608
Accumulated deficit	(297,436)	(238,534)
Total stockholders’ equity	81,739	138,642
Total liabilities and stockholders’ equity	$100,377	$162,319
(1) See Note 1 for restatement information.
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2015 (as restated(1))	2014 (as restated(1)(2) (3))	2013 (as adjusted (2))
Revenue	$84,127	$102,073	$38,808
Cost of revenue	57,317	61,612	26,192
Gross profit	26,810	40,461	12,616
Operating expenses:
Sales and marketing	12,407	13,304	6,783
Research and development	17,348	11,339	5,928
General and administrative	14,678	14,027	9,310
Intangible amortization	6,377	4,889	887
Restructuring	3,243	335	149
Goodwill impairment	31,997	—	2,884
Total operating expenses	86,050	43,894	25,941
Operating loss from continuing operations	(59,240)	(3,433)	(13,325)
Other income (expense), net	(2)	(56)	175
Loss before income taxes and discontinued operations	(59,242)	(3,489)	(13,150)
Income tax (expense) benefit	201	7,910	(29,392)
Net income (loss) from continuing operations	(59,041)	4,421	(42,542)
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $(88), $0 and $813 for fiscal years 2015, 2014 and 2013, respectively	139	(45)	(1,496)
Net income (loss)	$(58,902)	$4,376	$(44,038)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.98)	$0.08	$(0.71)
Basic net income (loss) from discontinued operations	—	—	(0.02)
Basic net income (loss) per share (4)	$(0.98)	$0.07	$(0.73)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.98)	$0.07	$(0.71)
Diluted net income (loss) from discontinued operations	—	—	(0.02)
Diluted net income (loss) per share	$(0.98)	$0.07	$(0.73)
Weighted-average number of shares outstanding:
Basic	59,985	58,786	59,944
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(5)	—	1,262	—
Diluted	59,985	60,048	59,944
(1) See Note 1 for restatement information.
(2) Certain amounts have been reclassified to reflect a change in accounting principle (see Note 1).
(3) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
(4) Sums may not total due to rounding.
(5) The Company had 0.6 million shares represented by options for the twelve months ended March 31, 2014, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2015 (as restated (1))	2014 (as restated (1)(2))	2013
Net income (loss)	$(58,902)	$4,376	$(44,038)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(11)
Total other comprehensive income (loss)	—	—	(11)
Total comprehensive income (loss)	$(58,902)	$4,376	$(44,049)
(1) See Note 1 for restatement information.
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit (as restated (1))	Treasury Stock	Total Stockholders’ Equity (as restated (1))
Balance, March 31, 2012	$504	$139	$405,147	$619	$(198,872)	$(21,173)	$186,364
Net loss	—	—	—	—	(44,038)	—	(44,038)
Translation adjustment	—	—	—	(11)	—	—	(11)
Options exercised and other	3	—	84	—	—	—	87
Purchase of treasury stock	(58)	—	—	—	—	(12,675)	(12,733)
Restricted stock grant, net of forfeitures	1	—	—	—	—	—	1
Stock-based compensation	—	—	1,407	—	—	—	1,407
Balance, March 31, 2013	$450	$139	$406,638	$608	$(242,910)	$(33,848)	$131,077
Net income (1)(2)	—	—	—	—	4,376	—	4,376
Options exercised and other	10	—	1,667	—	—	—	1,677
Purchase of treasury stock	(1)	—	—	—	—	(358)	(359)
Stock-based compensation	—	—	1,871	—	—	—	1,871
Balance, March 31, 2014 (1)(2)	$459	$139	$410,176	$608	$(238,534)	$(34,206)	$138,642
Net loss (1)	—	—	—	—	(58,902)	—	(58,902)
Options exercised and other	12	—	245	—	—	—	257
Purchase of treasury stock	(3)	—	—	—	—	(860)	(863)
Stock-based compensation	—	—	2,605	—	—	—	2,605
Balance, March 31, 2015 (1)	$468	$139	$413,026	$608	$(297,436)	$(35,066)	$81,739
(1) See Note 1 for restatement information.
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2015 (as restated (1))	2014 (as restated and adjusted(1)(2))	2013
Cash flows from operating activities:
Net income (loss)	$(58,902)	$4,376	$(44,038)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,416	5,511	1,381
Goodwill impairment	31,997	—	2,884
Stock-based compensation	2,605	1,871	1,407
Exchange rate loss	23	33	—
Impairment loss or loss (gain) on sale of fixed assets	117	8	(8)
Restructuring	3,243	335	149
Deferred taxes	(127)	(8,440)	29,865
Changes in assets and liabilities:
Accounts receivable	3,986	(2,139)	(979)
Inventories	8,186	595	(2,002)
Prepaid expenses and other current assets	(1,661)	742	(233)
Other assets	137	190	(240)
Deferred revenue	605	(404)	(128)
Accounts payable and accrued expenses	(3,492)	(3,223)	23
Accrued compensation	(3,420)	2,142	(206)
Net cash provided by (used in) operating activities	(9,287)	1,597	(12,125)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	22,776	28,514	16,817
Maturities of other short-term investments	1,985	3,682	6,796
Purchases of held-to maturity short-term debt securities	(24,662)	(21,955)	(29,090)
Purchases of other short-term investments	(8,421)	(1,476)	(4,417)
Purchases of property and equipment	(2,137)	(443)	(379)
Proceeds from sale of assets	—	—	15
Acquisitions, net of cash acquired	(304)	(66,170)	(2,524)
Changes in restricted cash	—	2,500	4,951
Net cash used in investing activities	(10,763)	(55,348)	(7,831)
Cash flows from financing activities:
Purchase of treasury stock	(863)	(359)	(12,733)
Payment of contingent consideration	(1,104)	—	—
Proceeds from stock options exercised	257	1,677	87
Net cash provided by (used in) financing activities	(1,710)	1,318	(12,646)
(Gain) loss of exchange rate changes on cash	(7)	(7)	3
Net increase (decrease) in cash and cash equivalents	(21,767)	(52,440)	(32,599)
Cash and cash equivalents, beginning of period	35,793	88,233	120,832
Cash and cash equivalents, end of period	$14,026	$35,793	$88,233
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$14	$965	$(524)
(1) See Note 1 for restatement information.
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

Reconciliation to Previously Reported Financial Data

The following table provides the reconciliation from previously reported financial data, as restated and adjusted:

	Fiscal Year ended March 31, 2014					Fiscal Year ended March 31, 2013
(in thousands)	Previously reported	Effect of Accounting Principle Change (1)	Effect of CSI Purchase Accounting Adjustment (2)	Adjustments (3)	Adjusted	Previously reported	Effect of Accounting Principle Change (1)	Adjusted
Revenue	$102,073	$—	$—	$—	$102,073	$38,808	$—	$38,808
Cost of revenue	60,115	1,359	138	—	61,612	25,483	709	26,192
Gross profit	$41,958	$(1,359)	$(138)	$—	$40,461	$13,325	$(709)	$12,616
Gross margin	41.1%				39.6%	34.3%		32.5%

Sales and marketing	$14,663	$(1,359)	$—	$—	$13,304	$7,492	$(709)	$6,783
Intangible Amortization	$4,908	$—	$(19)	$—	$4,889	$887	$—	$887
Income tax (expense) benefit	$8,782	$—	$(322)	$(550)	$7,910	$(29,392)	$—	$(29,392)
Net income (loss)	$5,367	$—	$(441)	$(550)	$4,376	$(44,038)	$—	$(44,038)
(1) See Voluntary Change in Accounting Principle above
(2) Certain amounts have been adjusted to reflect measurement period adjustments related to the CSI acquisition (see Note 2).
(3) See Restatement of Consolidated Financial Statements below in Note 1.

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
Restatement of Consolidated Financial Statements
On October 27, 2015, the Company determined that it needed to restate financial results due to an unrecorded liability of $1.4 million related to a contractual obligation that existed prior to the Kentrox acquisition. The effect of recording the liability in purchase accounting on April 1, 2013 created an additional deferred tax asset of $0.6 million and a $0.9 million increase in goodwill at the acquisition date.
The Company fully reserves its deferred tax assets; therefore, the creation of the deferred tax asset recorded in purchase accounting required an offsetting valuation allowance, which decreased the income tax benefit recorded in quarter ended March 31, 2014 by $0.6 million. In addition, since the Company previously wrote off all of the goodwill related to the Kentrox acquisition, which was part of the CSG reporting unit, in the quarter ended September 30, 2014, the actual impairment charge recorded should have been $0.9 million higher in that quarter. The cumulative overstatement of income was therefore $1.4 million.

As a result, the Company concluded that the financial statements for the years ended March 31, 2015 and 2014, and the quarterly periods within these years, as well as the quarter ended June 30, 2015, were materially misstated.
The Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders' Equity, and Consolidated Statement of Cash Flows, as well as Notes 2, 4, 10, and 17, have been restated to reflect the correction of the aforementioned errors.
Below is a summary of the impacts of the restatement adjustments on the Company's previously reported consolidated net income (loss):

	Fiscal Year 2015 Quarter Ended,				Fiscal Year Ended,
(in thousands)	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Mar. 31, 2015
Net income (loss) previously reported	$(2,818)	$(14,649)	$(27,540)	$(13,000)	$(58,007)
Goodwill impairment adjustment	—	895	—	—	895
Net income (loss) as restated	$(2,818)	$(15,544)	$(27,540)	$(13,000)	$(58,902)

	Fiscal Year 2014 Quarter Ended				Fiscal Year Ended,
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Mar. 31, 2014
Net income (loss) previously reported	$(2,764)	$1,328	$1,925	$4,437	$4,926
Income tax expense adjustment	—	—	—	550	550
Net income (loss) as restated	$(2,764)	$1,328	$1,925	$3,887	$4,376
The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the years ended March 31, 2014 and March 31, 2015.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2014(as reported)	Adjustments	March 31, 2014(as restated)
Assets
Current assets:
Cash and cash equivalents	$35,793	$—	$35,793
Short-term investments	15,584	—	15,584
Accounts receivable	15,831	—	15,831
Inventories	24,056	—	24,056
Prepaid expenses and other current assets	1,952	—	1,952
Deferred income tax assets	899	550	1,449
Land held-for-sale	264	—	264
Total current assets	94,379	550	94,929
Land, Property and equipment:
Land	780	—	780
Machinery and equipment	1,413	—	1,413
Office, computer and research equipment	9,039	—	9,039
Leasehold improvements	7,450	—	7,450
Total property and equipment, gross	18,682	—	18,682
Less accumulated depreciation and amortization	(16,001)	—	(16,001)
Property and equipment, net	2,681	—	2,681
Goodwill	31,102	895	31,997
Other intangible assets, net	32,319	—	32,319
Other non-current assets	393	—	393
Total assets	$160,874	$1,445	$162,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,508	$—	$7,508
Accrued expenses	2,920	1,445	4,365
Accrued restructuring	57	—	57
Accrued compensation	4,395	—	4,395
Contingent consideration	2,067	—	2,067
Deferred revenue	1,774	—	1,774
Total current liabilities	18,721	1,445	20,166
Deferred revenue non-current	787		787
Deferred income tax liability	1,072	550	1,622
Accrued restructuring non-current	—	—	—
Contingent consideration non-current	574	—	574
Other non-current liabilities	528	—	528
Total liabilities	21,682	1,995	23,677
Stockholders’ equity:
Class A common stock	459	—	459
Class B common stock	139	—	139
Additional paid-in capital	410,176	—	410,176
Treasury stock at cost	(34,206)	—	(34,206)
Cumulative translation adjustment	608	—	608
Accumulated deficit	(237,984)	(550)	(238,534)
Total stockholders’ equity	139,192	(550)	138,642
Total liabilities and stockholders’ equity	$160,874	$1,445	$162,319

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2015(as reported)	Adjustments	March 31, 2015(as restated)
Assets
Current assets:
Cash and cash equivalents	$14,026	$—	$14,026
Short-term investments	23,906	—	23,906
Accounts receivable	11,845	—	11,845
Inventories	16,205	—	16,205
Prepaid expenses and other current assets	3,285	—	3,285
Deferred income tax assets	973	70	1,043
Land held-for-sale	264	—	264
Total current assets	70,504	70	70,574
Land, Property and equipment:
Land	672	—	672
Machinery and equipment	1,701	—	1,701
Office, computer and research equipment	6,260	—	6,260
Leasehold improvements	7,451	—	7,451
Total property and equipment, gross	16,084	—	16,084
Less accumulated depreciation and amortization	(12,481)	—	(12,481)
Property and equipment, net	3,603	—	3,603
Goodwill	—	—	—
Other intangible assets, net	25,942	—	25,942
Other non-current assets	258	—	258
Total assets	$100,307	$70	$100,377
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,011	$—	$4,011
Accrued expenses	3,157	1,445	4,602
Accrued restructuring	1,161	—	1,161
Accrued compensation	974	—	974
Contingent consideration	1,184	—	1,184
Deferred revenue	2,415	—	2,415
Total current liabilities	12,902	1,445	14,347
Deferred revenue non-current	751	—	751
Deferred income tax liability	1,019	70	1,089
Accrued restructuring non-current	1,642	—	1,642
Contingent consideration non-current	400	—	400
Other non-current liabilities	409	—	409
Total liabilities	17,123	1,515	18,638
Stockholders’ equity:
Class A common stock	468	—	468
Class B common stock	139	—	139
Additional paid-in capital	413,026	—	413,026
Treasury stock at cost	(35,066)	—	(35,066)
Cumulative translation adjustment	608	—	608
Accumulated deficit	(295,991)	(1,445)	(297,436)
Total stockholders’ equity	83,184	(1,445)	81,739
Total liabilities and stockholders’ equity	$100,307	$70	$100,377

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2014 (as reported)	Adjustments	2014 (as restated)
Revenue	$102,073	$—	$102,073
Cost of revenue	61,612	—	61,612
Gross profit	40,461	—	40,461
Operating expenses:			—
Sales and marketing	13,304	—	13,304
Research and development	11,339	—	11,339
General and administrative	14,027	—	14,027
Intangible amortization	4,889	—	4,889
Restructuring	335	—	335
Goodwill impairment	—	—	—
Total operating expenses	43,894	—	43,894
Operating loss from continuing operations	(3,433)	—	(3,433)
Other income (expense), net	(56)	—	(56)
Loss before income taxes and discontinued operations	(3,489)	—	(3,489)
Income tax (expense) benefit	8,460	(550)	7,910
Net income (loss) from continuing operations	4,971	(550)	4,421
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $(88), $0 and $813 for fiscal years 2015, 2014 and 2013, respectively	(45)	—	(45)
Net income (loss)	$4,926	$(550)	$4,376
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$0.08	$(0.01)	$0.08
Basic net income (loss) from discontinued operations	—	—	—
Basic net income (loss) per share	$0.08	$(0.01)	$0.07
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.08	$(0.01)	$0.07
Diluted net income (loss) from discontinued operations	—	—	—
Diluted net income (loss) per share	$0.08	$(0.01)	$0.07
Weighted-average number of shares outstanding:
Basic	58,786	—	58,786
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	1,262	—	1,262
Diluted	60,048	—	60,048

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2015 (as reported)	Adjustments	2015 (as restated)
Revenue	$84,127	$—	$84,127
Cost of revenue	57,317	—	57,317
Gross profit	26,810	—	26,810
Operating expenses:			—
Sales and marketing	12,407	—	12,407
Research and development	17,348	—	17,348
General and administrative	14,678	—	14,678
Intangible amortization	6,377	—	6,377
Restructuring	3,243	—	3,243
Goodwill impairment	31,102	895	31,997
Total operating expenses	85,155	895	86,050
Operating loss from continuing operations	(58,345)	(895)	(59,240)
Other income (expense), net	(2)	—	(2)
Loss before income taxes and discontinued operations	(58,347)	(895)	(59,242)
Income tax (expense) benefit	201	—	201
Net income (loss) from continuing operations	(58,146)	(895)	(59,041)
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $(88), $0 and $813 for fiscal years 2015, 2014 and 2013, respectively	139	—	139
Net income (loss)	$(58,007)	$(895)	$(58,902)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.97)	$(0.01)	$(0.98)
Basic net income (loss) from discontinued operations	—	—	—
Basic net income (loss) per share	$(0.97)	$(0.01)	$(0.98)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.97)	$(0.01)	$(0.98)
Diluted net income (loss) from discontinued operations	—	—	—
Diluted net income (loss) per share	$(0.97)	$(0.01)	$(0.98)
Weighted-average number of shares outstanding:
Basic	59,985	—	59,985
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(3)	—	—	—
Diluted	59,985	—	59,985

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2014 (as reported)	Adjustments	2014 (as restated)
Net income (loss)	$4,926	$(550)	$4,376
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	$4,926	$(550)	$4,376

(In thousands)	Fiscal Year Ended March 31,
	2015 (as reported)	Adjustments	2015 (as restated)
Net income (loss)	$(58,007)	$(895)	$(58,902)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	$(58,007)	$(895)	$(58,902)

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Fiscal Year Ended March 31,
	2014 (as reported)	Adjustments	2014 (as restated)
Common Stock Class A	$459	$—	$459
Common Stock Class B	139	—	139
Additional paid-in-capital	410,176	—	410,176
Accumulated translation adjustment	608	—	608
Accumulated deficit	(237,984)	(550)	(238,534)
Treasury stock	(34,206)	—	(34,206)
Total stockholders' equity	$139,192	$(550)	$138,642

(In thousands)	Fiscal Year Ended March 31,
	2015 (as reported)	Adjustments	2015 (as restated)
Common Stock Class A	$468	$—	$468
Common Stock Class B	139	—	139
Additional paid-in-capital	413,026	—	413,026
Accumulated translation adjustment	608	—	608
Accumulated deficit	(295,991)	(1,445)	(297,436)
Treasury stock	(35,066)	—	(35,066)
Total stockholders' equity	$83,184	$(1,445)	$81,739

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2014 (as reported)	Adjustments	2014 (as restated)
Cash flows from operating activities:
Net income (loss)	$4,926	$(550)	$4,376
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,511	—	5,511
Goodwill impairment	—	—	—
Stock-based compensation	1,871	—	1,871
Exchange rate loss	33	—	33
Impairment loss or loss (gain) on sale of fixed assets	8	—	8
Restructuring	335	—	335
Deferred taxes	(8,990)	550	(8,440)
Changes in assets and liabilities:			—
Accounts receivable	(2,139)	—	(2,139)
Inventories	595	—	595
Prepaid expenses and other current assets	742	—	742
Other assets	190	—	190
Deferred revenue	(404)	—	(404)
Accounts payable and accrued expenses	(3,223)	—	(3,223)
Accrued compensation	2,142	—	2,142
Net cash provided by (used in) operating activities	1,597	—	1,597
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	28,514	—	28,514
Maturities of other short-term investments	3,682	—	3,682
Purchases of held-to maturity short-term debt securities	(21,955)	—	(21,955)
Purchases of other short-term investments	(1,476)	—	(1,476)
Purchases of property and equipment	(443)	—	(443)
Proceeds from sale of assets	—	—	—
Acquisitions, net of cash acquired	(66,170)	—	(66,170)
Changes in restricted cash	2,500	—	2,500
Net cash used in investing activities	(55,348)	—	(55,348)
Cash flows from financing activities:
Purchase of treasury stock	(359)	—	(359)
Payment of contingent consideration	—	—	—
Proceeds from stock options exercised	1,677	—	1,677
Net cash provided by (used in) financing activities	1,318	—	1,318
(Gain) loss of exchange rate changes on cash	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	(52,440)	—	(52,440)
Cash and cash equivalents, beginning of period	88,233	—	88,233
Cash and cash equivalents, end of period	$35,793	$—	$35,793

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2015 (as restated)	Adjustments	2015 (as restated)
Cash flows from operating activities:
Net income (loss)	$(58,007)	$(895)	$(58,902)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,416	—	7,416
Goodwill impairment	31,102	895	31,997
Stock-based compensation	2,605	—	2,605
Exchange rate loss	23	—	23
Impairment loss or loss (gain) on sale of fixed assets	117	—	117
Restructuring	3,243	—	3,243
Deferred taxes	(127)	—	(127)
Changes in assets and liabilities:			—
Accounts receivable	3,986	—	3,986
Inventories	8,186	—	8,186
Prepaid expenses and other current assets	(1,661)	—	(1,661)
Other assets	137	—	137
Deferred revenue	605	—	605
Accounts payable and accrued expenses	(3,492)	—	(3,492)
Accrued compensation	(3,420)	—	(3,420)
Net cash provided by (used in) operating activities	(9,287)	—	(9,287)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	22,776	—	22,776
Maturities of other short-term investments	1,985	—	1,985
Purchases of held-to maturity short-term debt securities	(24,662)	—	(24,662)
Purchases of other short-term investments	(8,421)	—	(8,421)
Purchases of property and equipment	(2,137)	—	(2,137)
Proceeds from sale of assets	—	—	—
Acquisitions, net of cash acquired	(304)	—	(304)
Changes in restricted cash	—	—	—
Net cash used in investing activities	(10,763)	—	(10,763)
Cash flows from financing activities:
Purchase of treasury stock	(863)	—	(863)
Payment of contingent consideration	(1,104)	—	(1,104)
Proceeds from stock options exercised	257	—	257
Net cash provided by (used in) financing activities	(1,710)	—	(1,710)
(Gain) loss of exchange rate changes on cash	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	(21,767)	—	(21,767)
Cash and cash equivalents, beginning of period	35,793	—	35,793
Cash and cash equivalents, end of period	$14,026	$—	$14,026

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
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase consideration transferred to identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based on each element’s estimated fair value with the remaining unallocated amounts recorded as goodwill. Purchased intangibles will be amortized over their respective estimated useful lives. Goodwill represents the expected synergies and other benefits from this acquisition that relates to the Company’s market position, customer relationships and supply chain capabilities. Goodwill recorded on the Kentrox acquisition is not expected to be amortized or deductible for U.S. federal and state income tax purposes. In the second quarter of fiscal year 2015, the Company performed an in interim evaluation of goodwill and concluded that the $11.5 million from the Kentrox acquisition, which was evaluated under the CSG reporting unit, was fully impaired and recorded as a charge to Consolidated Results of Operation in that quarter. Refer to Note 5, Goodwill and Intangible Assets.
The following table summarizes the fair values of the assets acquired and liabilities assumed on the April 1, 2013, acquisition date:

(in thousands)	As previously reported	Adjustments (1)	As restated (1)
Cash	$2,355	$—	$2,355
Inventories	5,045	—	5,045
Accounts receivable	4,325	—	4,325
Land held-for-sale	1,044	—	1,044
Other assets	882	—	882
Intangible assets	15,980	—	15,980
Deferred revenue	(2,963)	—	(2,963)
Accounts payable and accruals	(3,393)	(1,445)	(4,838)
Deferred income tax liability	(2,530)	550	(1,980)
Goodwill	10,555	895	11,450
Total consideration	$31,300	$—	$31,300
(1) See Note 1 for restatement information.

The fair value of intangible assets is as follows:

(in thousands)	Fair Value	Life
Backlog	$1,440	1 year
Customer relationships	8,960	10 years
Trade name	1,170	7 years
Developed technology	4,410	9 years
Total intangible assets	$15,980
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

(in thousands)	2014 (restated (1))	2013
Consolidated pro forma revenue	$141,456	$92,671
Consolidated pro forma operating income (loss) from continuing operations	$7,494	$(22,843)
(1) See Note 1 for restatement information.
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
The income tax expenses (benefits) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014 (as restated (1))	2013
Federal:
Current	$—	$6	$—
Deferred	13	(6,683)	24,578
	13	(6,677)	24,578
State:
Current	(31)	433	2
Deferred	(87)	(1,589)	4,797
	(118)	(1,156)	4,799
Foreign:
Current	31	56	(8)
Deferred	(127)	(133)	23
	(96)	(77)	15
Total	$(201)	$(7,910)	$29,392
(1) See Note 1 for restatement information.
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2015 (as restated (1))	2014 (as restated (1))	2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
Meals and entertainment	(0.1)	(1.5)	(0.2)
State income tax, net of federal tax effect	3.8	2.4	3.1
Valuation allowance	(17.4)	192.5	(256.1)
Goodwill impairment	(19.0)	—	(2.1)
Deferred tax adjustments	(0.1)	8.3	1.4
Foreign tax credit	—	3.3	(0.3)
Equity compensation	(0.8)	(6.4)	(0.6)
Capitalized transaction costs	—	(2.7)	—
Other	(0.1)	(3.2)	(2.7)
Effective income tax rate	0.3%	226.7%	(223.5)%
(1) See Note 1 for restatement information.

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2015 (as restated (1))	2014 (as restated (1))
Deferred income tax assets:
Allowance for doubtful accounts	$17	$33
Alternative minimum tax credit carryforward	697	697
Foreign tax credit carryforward	824	785
Depreciation	1,025	940
Deferred revenue	1,227	950
Compensation accruals	887	2,323
Inventory reserves	3,492	1,903
Warranty reserves	196	92
Net operating loss carryforward	35,380	29,510
Restructuring reserve	1,048	—
Other	1,679	1,413
Gross deferred tax assets	46,472	38,646
Valuation allowance	(39,667)	(29,414)
Net deferred income tax assets	6,805	9,232
Deferred income tax liabilities:
Inventory step-up	—	(379)
Intangibles and goodwill	(6,851)	(9,026)
Net deferred income tax liabilities	$(46)	$(173)
(1) See Note 1 for restatement information.
Classified in Consolidated Balance Sheets as follows:

	March 31,
(in thousands)	2015 (as restated (1))	2014 (as restated (1))
Deferred income tax assets	$1,043	$1,449
Deferred income tax liability	(1,089)	(1,622)
Net deferred income tax liabilities	$(46)	$(173)
(1) See Note 1 for restatement information.
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
In fiscal year 2014, the Company continued to fully reserve deferred tax assets. The Company acquired Kentrox and CSI in stock transactions. Deferred tax liabilities of $8.3 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and state taxes based on gross margin, not taxable income.
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
Fiscal Year 2015 Evaluations

During fiscal year 2015, the Company experienced triggering events in the second and third quarters that resulted in the Company testing its goodwill for impairment. In the second quarter, continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales during the quarter, indicated that it was more likely than not that the fair value of certain reporting units was reduced to below the respective carrying amount. As a result, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the reporting units with the carrying value as of September 1, 2014. The IBW reporting unit's fair value was approximately 13% greater than its carrying value at that time. The IBW reporting unit had a goodwill balance of $20.5 million as of September 30, 2014. The CSG reporting unit's fair value was below its carrying value therefore the Company completed the second step of the evaluation, which compares the implied fair value of goodwill with the carrying value of goodwill to determine the amount of the impairment loss. Fair value of the reporting unit was determined using a combination of income and market approaches. Determining the fair value of the reporting unit and the allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant estimates and assumptions. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. The allocation requires analysis to determine the fair value of assets and liabilities including, among others, customer relationships, trade names, and property and equipment. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. As a result of that goodwill impairment evaluation, a goodwill impairment charge of $11.5 million was recorded in the quarter ended September 30, 2014. This charge was comprised of 100% of the goodwill for the CSG segment.
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

Changes in the carrying amounts of goodwill by reporting units are as follows:

(in thousands)	Kentrox (as restated (1))	CSI	CSG (as restated (1))	IBW	Total (as restated (1))
March 31, 2013 balance, net	—	—	—	—	—
Business acquisition (as adjusted (2))	11,450	20,547	—	—	31,997
March 31, 2014 balance, net (as adjusted (2))	11,450	20,547	—	—	31,997
Change in reporting units	(11,450)	(20,547)	11,450	20,547	—
Goodwill impairment	—	—	(11,450)	(20,547)	(31,997)
March 31, 2015 balance, net	$—	$—	$—	$—	$—
(1) See Note 1 for restatement information.
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
Segment information for the fiscal years ended March 31, 2015, 2014 and 2013, is set forth below:

	Fiscal Year Ended March 31, 2015 (as restated (1))
(in thousands)	IBW	CSG	Total
Revenue	$37,714	$46,413	$84,127
Gross profit	13,715	13,095	26,810
Gross margin	36.4%	28.2%	31.9%
Research & development	8,955	8,393	17,348
Segment profit	$4,760	$4,702	9,462
Operating expenses:
Sales & marketing			12,407
General & administrative			14,678
Intangible amortization			6,377
Restructuring			3,243
Goodwill impairment			31,997
Operating income (loss)			(59,240)
Other income (expense), net			(2)
Income tax (expense) benefit			201
Net income (loss) from continuing operations			$(59,041)
(1) See Note 1 for restatement information.
	Fiscal Year Ended March 31, 2014 (as restated (1))
(in thousands)	IBW	CSG	Total
Revenue	$13,096	$88,977	$102,073
Gross profit	4,161	36,300	40,461
Gross margin	31.8%	40.8%	39.6%
Research & development	1,360	9,979	11,339
Segment profit	$2,801	$26,321	29,122
Operating expenses:
Sales & marketing			13,304
General & administrative			14,027
Intangible amortization			4,889
Restructuring			335
Operating income (loss)			(3,433)
Other income (expense), net			(56)
Income tax (expense) benefit			7,910
Net income (loss) from continuing operations			$4,421

(1) See Note 1 for restatement information.

	Fiscal Year Ended March 31, 2013
(in thousands)	IBW	CSG	Total
Revenue	$904	$37,904	$38,808
Gross profit	391	12,225	12,616
Gross margin	43.3%	32.3%	32.5%
Research & development	305	5,623	5,928
Segment profit	$86	$6,602	6,688
Operating expenses:
Sales & marketing			6,783
General & administrative			9,310
Intangible amortization			887
Restructuring			149
Goodwill impairment			2,884
Operating income (loss)			(13,325)
Other income (expense), net			175
Income tax (expense) benefit			(29,392)
Net income (loss) from continuing operations			$(42,542)

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
Total fiscal year 2015 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2014	$57	$—	$57
Charged	337	2,906	3,243
Accelerated depreciation of leasehold improvements	—	(72)	(72)
Payments	(379)	(46)	(425)
Liability at March 31, 2015	$15	$2,788	$2,803
Total fiscal year 2014 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	335	—	335
Payments	(284)	—	(284)
Liability at March 31, 2014	$57	$—	$57
Total fiscal year 2013 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2012	$561	$52	$613
Charged	89	60	149
Payments	(644)	(112)	(756)
Liability at March 31, 2013	$6	$—	6
Note 12. Short-term Investments:
The following table presents short-term investments as of March 31, 2015, and 2014:

(in thousands)	March 31, 2015	March 31, 2014
Certificates of deposit	$7,912	$1,476
Held-to-maturity, pre-refunded municipal bonds	15,994	14,108
Total investments	$23,906	$15,584
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
Note 17. Quarterly Results of Operations (Unaudited):
The following tables present certain financial information for each of the last eight fiscal quarters. The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K/A. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-K/A. These quarterly results of operations are not necessarily indicative of the results for any future period. Previously reported quarterly amounts have been adjusted for the effects of the discontinued operations described in Note 1.
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

	Fiscal Year 2015 Quarter Ended
	June 30, 2014	Sept. 30, 2014 (as restated (1))	Dec. 31, 2014	Mar. 31, 2015
(in thousands, except per share amounts)
Revenue	$27,825	$23,646	$14,043	$18,613
Gross profit	9,684	8,065	4,395	4,666
Goodwill impairment	—	11,450	20,547	—
Restructuring	57	(2)	—	3,188
Total operating expenses	12,592	23,662	31,978	17,818
Loss before income taxes and discontinued operations	(2,847)	(15,613)	(27,612)	(13,170)
Income tax (expense) benefit	29	69	72	31
Net income (loss) from continuing operations	(2,818)	(15,544)	(27,540)	(13,139)
Income (loss) from discontinued operations, net of tax	—	—	—	139
Net income (loss)	(2,818)	(15,544)	(27,540)	(13,000)
Net income (loss) per common share:
Basic	$(0.05)	$(0.26)	$(0.46)	$(0.22)
Diluted	$(0.05)	$(0.26)	$(0.46)	$(0.22)
(1) See Note 1 for restatement information.
Revenue and gross profit were negatively impacted in the December quarter from significant reductions in capital spending by the Company's largest customers, North American wireless providers. Operating expenses in fiscal year 2015 included the following items: the September and December quarter included $11.5 million and $20.5 million of expense for goodwill impairment charge, respectively; the March quarter included a $3.2 million in restructuring and $2.1 million of expense related to the departure of the former CEO.

	Fiscal Year 2014 Quarter Ended
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014 (as restated (1))
(in thousands, except per share amounts)
Revenue	$22,456	$29,960	$25,236	$24,421
Gross profit	8,417	12,022	11,932	8,090
Restructuring	66	169	38	62
Total operating expenses	11,018	10,728	9,909	12,239
Loss before income taxes and discontinued operations	(2,731)	1,392	1,992	(4,142)
Income tax (expense) benefit	(19)	(68)	(38)	8,035
Net income (loss) from continuing operations	(2,750)	1,324	1,954	3,893
Income (loss) from discontinued operations, net of tax	(14)	4	(29)	(6)
Net income (loss)	(2,764)	1,328	1,925	3,887
Net income (loss) per common share:
Basic	$(0.05)	$0.02	$0.03	$0.07
Diluted	$(0.05)	$0.02	$0.03	$0.07
(1) See Note 1 for restatement information.
The Company acquired CSI on March 1, 2014 which accounted for $3.7 million of revenue in the March quarter. The Company's revenue and gross profit were impacted by a specific customer project that completed in the December quarter. In the fourth quarter of fiscal 2014, deferred tax liabilities of $8.3 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance which was recorded in the fourth quarter of fiscal year 2014.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year (as restated(1))	Net Additions Charged to Cost and Expenses	Additions (Deductions) (as restated (1))		Balance at End of Year (as restated (1))
2015
Accounts receivable allowances	$40	$85	$(72)	(2)	$53
Reserve for excess and obsolete inventory and net realizable value	4,266	5,674	(893)	(3)	9,047
Deferred tax assets valuation allowance	29,414	—	10,253	(4)	39,667
Reserve for returns (5)	42	973	(660)		355
2014
Accounts receivable allowances	$10	$30	$—		$40
Reserve for excess and obsolete inventory and net realizable value	2,032	2,881	(647)	(3)	4,266
Deferred tax assets valuation allowance	36,285	—	(6,871)	(4)	29,414
Reserve for returns (5)	19	189	(166)		42
2013
Accounts receivable allowances	$12	$—	$(2)		$10
Reserve for excess and obsolete inventory and net realizable value	1,479	1,090	(537)	(3)	2,032
Deferred tax assets valuation allowance	2,253	—	34,032	(4)	36,285
Reserve for returns (5)	13	218	(212)		19

(1)See Note 1 for restatement information.
(2)Accounts written off, net of recoveries.
(3)Inventory charged against inventory reserves.
(4)Change in valuation allowance due to assessment of realizability of deferred tax assets.
(5)Included in allowance for account receivable.