Form 10-Q/A
period 2015-06-30
WESTELL TECHNOLOGIES INC
filed 2015-11-09
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
On November 6, 2015, we filed an amended Annual Report on Form 10-K for the fiscal year ended March 31, 2015. This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of Westell Technologies, Inc. (the “Company”) for the fiscal quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2015 (the “Original Filing”). Amendment No. 1 amends the Original Filing to correct an error related to a previously unidentified pre-acquisition liability, as more fully described in Note 1 to the Condensed Consolidated Financial Statements contained in this Amendment No. 1. For ease of reference, Amendment No. 1 amends and restates the Original Filing in its entirety.  Revisions to the Original Filing have been made to the following sections:

•	Item 1 - Financial Statements

•	Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1).

Management assessed its evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management had concluded that the Company's internal control over financial reporting was effective as of March 31, 2015, in spite of the restatement required because the restatement was caused by a previously unidentified pre-acquisition liability. The Company's controls effectively detected this error at the first opportunity following the acquisition for the control to function.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q/A

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in our Form 10-K/A for the fiscal year ended March 31, 2015, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®,
UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2015 (as restated (1))	March 31, 2015 (as restated (1))
Assets
Current assets:
Cash and cash equivalents	$20,847	$14,026
Short-term investments	16,071	23,906
Accounts receivable (net of allowance of $345 and $408 at June 30, 2015, and March 31, 2015, respectively)	14,452	11,845
Inventories	14,785	16,205
Prepaid expenses and other current assets	3,423	3,285
Deferred income taxes	1,028	1,043
Land held-for-sale	—	264
Total current assets	70,606	70,574
Property and equipment, gross	16,538	16,084
Less accumulated depreciation and amortization	(12,778)	(12,481)
Property and equipment, net	3,760	3,603
Intangible assets, net	24,543	25,942
Other non-current assets	184	258
Total assets	$99,093	$100,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,004	$4,011
Accrued expenses	3,870	4,602
Accrued restructuring	1,092	1,161
Accrued compensation	1,589	974
Contingent consideration	1,265	1,184
Deferred revenue	1,859	2,415
Total current liabilities	16,679	14,347
Deferred revenue non-current	1,032	751
Deferred income tax liability	1,184	1,089
Accrued restructuring non-current	1,372	1,642
Contingent consideration non-current	169	400
Other non-current liabilities	376	409
Total liabilities	20,812	18,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	469	468
Outstanding – 46,910,777 and 46,839,361 shares at June 30, 2015, and March 31, 2015, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both June 30, 2015, and March 31, 2015
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	413,482	413,026
Treasury stock at cost – 17,506,206 and 17,466,855 shares at June 30, 2015, and March 31, 2015, respectively	(35,115)	(35,066)
Cumulative translation adjustment	608	608
Accumulated deficit	(301,302)	(297,436)
Total stockholders’ equity	78,281	81,739
Total liabilities and stockholders’ equity	$99,093	$100,377
(1) See Note 1 for restatement information.

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) (1)	$(3,866)	$(2,818)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,696	1,806
Stock-based compensation	457	554
Restructuring	17	57
Deferred taxes	110	—
Exchange rate loss	(6)	(27)
Changes in assets and liabilities:
Accounts receivable	(2,607)	(1,075)
Inventories	1,420	993
Prepaid expenses and other current assets	(132)	(269)
Other assets	56	40
Deferred revenue	(275)	(425)
Accounts payable and accrued expenses	1,906	1,219
Accrued compensation	615	(2,574)
Net cash provided by (used in) operating activities	(609)	(2,519)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	7,431	6,440
Maturities of other short-term investments	2,134	—
Purchases of held-to-maturity short-term debt securities	(1,730)	(3,239)
Purchases of other short-term investments	—	(745)
Proceeds from sale of land	264	—
Purchases of property and equipment	(455)	(723)
Acquisitions, net of cash acquired	—	(304)
Net cash provided by (used in) investing activities	7,644	1,429
Cash flows from financing activities:
Purchases of treasury stock	(49)	(585)
Proceeds from stock options exercised	—	130
Payment of contingent consideration	(167)	(575)
Net cash provided by (used in) financing activities	(216)	(1,030)
Gain (loss) of exchange rate changes on cash	2	16
Net increase (decrease) in cash and cash equivalents	6,821	(2,104)
Cash and cash equivalents, beginning of period	14,026	35,793
Cash and cash equivalents, end of period	$20,847	$33,689
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
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2015. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company fully reserves its deferred tax assets; therefore, the creation of the deferred tax asset recorded in purchase accounting required an offsetting valuation allowance, which decreased the income tax benefit recorded in quarter ended March 31, 2014 by $0.6 million. In addition, since the Company previously wrote off all of the goodwill related to the Kentrox acquisition, which was part of the CSG reporting unit, in the quarter ended September 30, 2014, the original impairment charge recorded should have been $0.9 million higher in that quarter. The cumulative overstatement of income was therefore $1.4 million.
As a result, the Company concluded that the financial statements for the years ended March 31, 2015 and 2014, and the quarterly periods within these years, as well as the quarter ended June 30, 2015, were materially misstated. On November 6, 2015, the Company filed an amended Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
The correction of the aforementioned error impacts the Consolidated Balance Sheets for the periods presented in this filing and it has therefore been restated to reflect the correction of the aforementioned errors.
The following tables provide a reconciliation of the amounts previously reported to the restated amounts:

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015 (as reported)	Adjustments	June 30, 2015(as restated)
Assets
Current assets:
Cash and cash equivalents	$20,847	$—	$20,847
Short-term investments	16,071	—	16,071
Accounts receivable	14,452	—	14,452
Inventories	14,785	—	14,785
Prepaid expenses and other current assets	3,423	—	3,423
Deferred income tax assets	958	70	1,028
Land held-for-sale	—	—	—
Total current assets	70,536	70	70,606
Property and equipment, gross	16,538	—	16,538
Less accumulated depreciation and amortization	(12,778)	—	(12,778)
Property and equipment, net	3,760	—	3,760
Other intangible assets, net	24,543	—	24,543
Other non-current assets	184	—	184
Total assets	$99,023	$70	$99,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,004	$—	$7,004
Accrued expenses	2,425	1,445	3,870
Accrued restructuring	1,092	—	1,092
Accrued compensation	1,589	—	1,589
Contingent consideration	1,265	—	1,265
Deferred revenue	1,859	—	1,859
Total current liabilities	15,234	1,445	16,679
Deferred revenue non-current	1,032	—	1,032
Deferred income tax liability	1,114	70	1,184
Accrued restructuring non-current	1,372	—	1,372
Contingent consideration non-current	169	—	169
Other non-current liabilities	376	—	376
Total liabilities	19,297	1,515	20,812
Stockholders’ equity:
Class A common stock	469	—	469
Class B common stock	139	—	139
Additional paid-in capital	413,482	—	413,482
Treasury stock at cost	(35,115)	—	(35,115)
Cumulative translation adjustment	608	—	608
Accumulated deficit	(299,857)	(1,445)	(301,302)
Total stockholders’ equity	79,726	(1,445)	78,281
Total liabilities and stockholders’ equity	$99,023	$70	$99,093

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts)

	March 31, 2015(as reported)	Adjustments	March 31, 2015( as restated)
Assets
Current assets:
Cash and cash equivalents	$14,026	$—	$14,026
Short-term investments	23,906	—	23,906
Accounts receivable	11,845	—	11,845
Inventories	16,205	—	16,205
Prepaid expenses and other current assets	3,285	—	3,285
Deferred income tax assets	973	70	1,043
Land held-for-sale	264	—	264
Total current assets	70,504	70	70,574
Property and equipment, gross	16,084	—	16,084
Less accumulated depreciation and amortization	(12,481)	—	(12,481)
Property and equipment, net	3,603	—	3,603
Other intangible assets, net	25,942	—	25,942
Other non-current assets	258	—	258
Total assets	$100,307	$70	$100,377
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,011	$—	$4,011
Accrued expenses	3,157	1,445	4,602
Accrued restructuring	1,161	—	1,161
Accrued compensation	974	—	974
Contingent consideration	1,184	—	1,184
Deferred revenue	2,415	—	2,415
Total current liabilities	12,902	1,445	14,347
Deferred revenue non-current	751	—	751
Deferred income tax liability	1,019	70	1,089
Accrued restructuring non-current	1,642	—	1,642
Contingent consideration non-current	400	—	400
Other non-current liabilities	409	—	409
Total liabilities	17,123	1,515	18,638
Stockholders’ equity:
Class A common stock	468	—	468
Class B common stock	139	—	139
Additional paid-in capital	413,026	—	413,026
Treasury stock at cost	(35,066)	—	(35,066)
Cumulative translation adjustment	608	—	608
Accumulated deficit	(295,991)	(1,445)	(297,436)
Total stockholders’ equity	83,184	(1,445)	81,739
Total liabilities and stockholders’ equity	$100,307	$70	$100,377
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
Total liability for restructuring charges and their utilization for the three months ended June 30, 2015, and 2014, are summarized as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
(in thousands)	Employee-related	Other costs	Total	Employee-related
Liability at beginning of period	$15	$2,788	$2,803	$57
Charged	17	—	17	57
Paid	(32)	(324)	(356)	(74)
Liability at end of period	$—	$2,464	$2,464	$40

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read together with the Condensed Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-Q/A. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified. All of the financial information presented in this Item 2 has been revised to reflect the restatement of the consolidated financial statements more fully described in Note 1 to the Condensed Consolidated Financial Statements.
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
As of June 30, 2015, the Company had deferred tax assets of approximately $39.3 million before a valuation allowance of $39.5 million and a net deferred tax liability of $0.2 million. Also, as of June 30, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.

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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of June 30, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K/A for the year ended March 31, 2015, for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2015.

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

Exhibit 10.1
Form of Stock Option Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 10.2
Form of Restricted Stock Unit Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 10.3
Separation Agreement and Release for Mark Skurla (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q/A for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 9, 2015	By:	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 18, 2015).

Exhibit 10.1
Form of Stock Option Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 10.2
Form of Restricted Stock Unit Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 10.3
Separation Agreement and Release for Mark Skurla (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on July 31, 2015).

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q/A for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.