Form 10-Q
period 2015-09-30
WESTELL TECHNOLOGIES INC
filed 2015-11-09
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 21, 2015:
Class A Common Stock, $0.01 Par Value – 47,091,808 shares
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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,878	$14,026
Short-term investments	3,476	23,906
Accounts receivable (net of allowance of $336 and $408 at September 30, 2015, and March 31, 2015, respectively)	17,130	11,845
Inventories	12,196	16,205
Prepaid expenses and other current assets	2,470	3,285
Deferred income taxes	1,030	1,043
Land held-for-sale	—	264
Total current assets	69,180	70,574
Property and equipment, gross	17,515	16,084
Less accumulated depreciation and amortization	(13,047)	(12,481)
Property and equipment, net	4,468	3,603
Intangible assets, net	23,110	25,942
Other non-current assets	140	258
Total assets	$96,898	$100,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,643	$4,011
Accrued expenses	3,904	4,602
Accrued restructuring	1,092	1,161
Accrued compensation	2,299	974
Contingent consideration payable	1,030	1,184
Deferred revenue	1,217	2,415
Total current liabilities	17,185	14,347
Deferred revenue non-current	1,104	751
Deferred income tax liability	1,133	1,089
Accrued restructuring non-current	1,099	1,642
Contingent consideration payable non-current	—	400
Other non-current liabilities	352	409
Total liabilities	20,873	18,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	471	468
Outstanding – 47,093,363 and 46,839,361 shares at September 30, 2015, and March 31, 2015, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both September 30, 2015, and March 31, 2015
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	413,733	413,026
Treasury stock at cost – 17,540,620 and 17,466,855 shares at September 30, 2015, and March 31, 2015, respectively	(35,151)	(35,066)
Cumulative translation adjustment	608	608
Accumulated deficit	(303,775)	(297,436)
Total stockholders’ equity	76,025	81,739
Total liabilities and stockholders’ equity	$96,898	$100,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenue	$25,514	$23,646	$47,084	$51,471
Cost of revenue	15,283	15,581	28,424	33,722
Gross profit	10,231	8,065	18,660	17,749
Operating expenses:
Sales and marketing	4,026	2,924	7,222	6,345
Research and development	4,625	4,300	9,711	8,775
General and administrative	2,580	3,280	5,549	6,334
Intangible amortization	1,432	1,710	2,831	3,295
Restructuring	—	(2)	17	55
Goodwill impairment	—	11,450	—	11,450
Total operating expenses	12,663	23,662	25,330	36,254
Operating income (loss)	(2,432)	(15,597)	(6,670)	(18,505)
Other income (expense), net	(61)	(16)	(23)	45
Income (loss) before income taxes and discontinued operations	(2,493)	(15,613)	(6,693)	(18,460)
Income tax benefit (expense)	20	69	82	98
Net income (loss) from continuing operations	(2,473)	(15,544)	(6,611)	(18,362)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the six months ended September 30, 2015	—	—	272	—
Net income (loss) (1)	$(2,473)	$(15,544)	$(6,339)	$(18,362)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.04)	$(0.26)	$(0.11)	$(0.31)
Basic net income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) (2)	$(0.04)	$(0.26)	$(0.10)	$(0.31)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.04)	$(0.26)	$(0.11)	$(0.31)
Diluted net income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) (2)	$(0.04)	$(0.26)	$(0.10)	$(0.31)
Weighted-average number of common shares outstanding:
Basic	60,783	59,924	60,743	59,819
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (3)	—	—	—	—
Diluted	60,783	59,924	60,743	59,819
(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) Totals may not sum due to rounding.
(3) The Company had 3.7 million and 3.5 million shares represented by common stock equivalents for the three and six months ended September 30, 2015 and 3.2 million and 3.6 million shares represented by common stock equivalents for the three and six months ended September 30, 2014, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) (1)	$(6,339)	$(18,362)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,495	3,755
Goodwill impairment	—	11,450
Stock-based compensation	710	1,114
Restructuring	17	55
Deferred taxes	57	(28)
Exchange rate loss	60	4
Changes in assets and liabilities:
Accounts receivable	(5,342)	3,890
Inventories	4,009	1,793
Prepaid expenses and other current assets	815	(93)
Other assets	118	79
Deferred revenue	(845)	(642)
Accounts payable and accrued expenses	2,151	(216)
Accrued compensation	1,325	(3,013)
Net cash provided by (used in) operating activities	231	(214)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	16,625	11,647
Maturities of other short-term investments	5,586	983
Purchases of held-to-maturity short-term debt securities	(1,781)	(12,541)
Purchases of other short-term investments	—	(4,875)
Proceeds from sale of land	264	—
Purchases of property and equipment	(1,530)	(1,155)
Acquisitions, net of cash acquired	—	(304)
Net cash provided by (used in) investing activities	19,164	(6,245)
Cash flows from financing activities:
Purchases of treasury stock	(85)	(688)
Proceeds from stock options exercised	—	155
Payment of contingent consideration	(455)	(879)
Net cash provided by (used in) financing activities	(540)	(1,412)
Gain (loss) of exchange rate changes on cash	(3)	(2)
Net increase (decrease) in cash and cash equivalents	18,852	(7,873)
Cash and cash equivalents, beginning of period	14,026	35,793
Cash and cash equivalents, end of period	$32,878	$27,920
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2015, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2016.
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
Recently Issued Accounting Pronouncements Adopted
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement to retroactively account for measurement-period adjustments to provisional amounts recognized in a business combination. Under the new guidance, the measurement-period adjustments must be recognized in the period in which adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance in the second quarter of fiscal year 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, but not prior to periods beginning after December 15, 2016 (the original adoption date per ASU 2014-09). The Company is currently assessing the transition methods and impact these ASUs will have on its Consolidated Financial Statements.
Note 2. Restructuring Charge
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income. The Company recognized a restructuring expense of $17,000 in the six months ended September 30, 2015 related to employee separation costs. As of September 30, 2015, $1.1 million and $1.1 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2015, $1.2 million and $1.6 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid by fiscal year 2018 concurrent with the termination date of the contractual lease.
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized a restructuring expense of $55,000 in the six months ended September 30, 2014 for severance for these transitional employees.
Total liability for restructuring charges and their utilization for the six months ended September 30, 2015, and 2014, are summarized as follows:

	Six months ended September 30, 2015			Six months ended September 30, 2014
(in thousands)	Employee-related	Other costs	Total	Employee-related
Liability at beginning of period	$15	$2,788	$2,803	$57
Charged	17	—	17	55
Paid	(32)	(597)	(629)	(112)
Liability at end of period	$—	$2,191	$2,191	$—

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

Segment information for the three and six months ended September 30, 2015, and 2014 is set forth below:

	Three months ended September 30, 2015
(in thousands)	IBW	CSG	Total
Revenue	$10,819	$14,695	$25,514
Cost of revenue	6,272	9,011	15,283
Gross profit	4,547	5,684	10,231
Gross margin	42.0%	38.7%	40.1%
Research and development	2,775	1,850	4,625
Segment profit (loss)	$1,772	$3,834	5,606
Operating expenses:
Sales and marketing			4,026
General and administrative			2,580
Intangible amortization			1,432
Restructuring			—
Operating income (loss)			(2,432)
Other income (expense), net			(61)
Income tax benefit (expense)			20
Net income (loss) from continuing operations			$(2,473)

	Three months ended September 30, 2014
(in thousands)	IBW	CSG	Total
Revenue	$11,121	$12,525	$23,646
Cost of revenue	6,753	8,828	15,581
Gross profit	4,368	3,697	8,065
Gross margin	39.3%	29.5%	34.1%
Research and development	2,103	2,197	4,300
Segment profit (loss)	$2,265	$1,500	3,765
Operating expenses:
Sales and marketing			2,924
General and administrative			3,280
Intangible amortization			1,710
Restructuring			(2)
Goodwill impairment			11,450
Operating income (loss)			(15,597)
Other income (expense), net			(16)
Income tax benefit (expense)			69
Net income (loss) from continuing operations			$(15,544)

	Six months ended September 30, 2015
(in thousands)	IBW	CSG	Total
Revenue	$19,889	$27,195	$47,084
Cost of revenue	11,341	17,083	28,424
Gross profit	8,548	10,112	18,660
Gross margin	43.0%	37.2%	39.6%
Research and development	5,937	3,774	9,711
Segment profit (loss)	$2,611	$6,338	8,949
Operating expenses:
Sales and marketing			7,222
General and administrative			5,549
Intangible amortization			2,831
Restructuring			17
Operating income (loss)			(6,670)
Other income (expense), net			(23)
Income tax benefit (expense)			82
Net income (loss) from continuing operations			$(6,611)

	Six months ended September 30, 2014
(in thousands)	IBW	CSG	Total
Revenue	$25,218	$26,253	$51,471
Cost of revenue	15,039	18,683	33,722
Gross profit	10,179	7,570	17,749
Gross margin	40.4%	28.8%	34.5%
Research and development	4,298	4,477	8,775
Segment profit (loss)	$5,881	$3,093	8,974
Operating expenses:
Sales and marketing			6,345
General and administrative			6,334
Intangible amortization			3,295
Restructuring			55
Goodwill impairment			11,450
Operating income (loss)			(18,505)
Other income (expense), net			45
Income tax benefit (expense)			98
Net income (loss) from continuing operations			$(18,362)

Segment asset information is not reported to or used by the CODM.
Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2015	March 31, 2015
Raw materials	$6,464	$5,392
Work-in-process	522	189
Finished goods	5,210	10,624
Total inventories	$12,196	$16,205

Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the "2015 Plan") was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaces the Westell Technologies, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2015 Plan includes a total of 4,200,000 shares of Class A Common Stock ("Shares") plus the number of Shares reserved for issuance under the 2004 Plan that have not been granted or reserved for issuance under an outstanding award may be issued under the 2015 Omnibus Plan. If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
The following table is a summary of total stock-based compensation resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the six months ended September 30, 2015, and 2014:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$253	$560	$710	$1,114
Income tax benefit	—	—	—	—
Total stock-based compensation expense after taxes	$253	$560	$710	$1,114

The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan in the six months ended September 30, 2015, vest in equal annual installments over four years. The stock options, restricted stock awards, and RSUs awarded under the 2015 Plan in the six months ended September 30, 2015, vest in equal annual installments over three years for employees and one year for independent directors. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the six months ended September 30, 2015, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2015	1,170,515	$2.20	2.9	$—
Granted	1,090,000	1.19
Exercised	—	—
Forfeited	(122,500)	1.67
Expired	(356,015)	2.24
Outstanding on September 30, 2015	1,782,000	$1.61	5.2	$—

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.

The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2015 was $0.46 per share.
Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	170,000	$2.98
Granted	110,000	1.18
Vested	(57,500)	2.90
Forfeited	—	—
Non-vested as of September 30, 2015	222,500	$2.11
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,409,750	$2.72
Granted	1,072,500	1.20
Vested	(192,000)	2.75
Forfeited	(362,375)	1.75
Non-vested as of September 30, 2015	1,927,875	$2.05
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.

The following table sets forth the PSU activity for the six months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015 (at target)	181,888	$3.14
Granted, at target	—	—
Vested	(25,767)	2.47
Forfeited	(43,444)	3.15
Non-vested as of September 30, 2015 (at target)	112,677	$3.29
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment and one to seven years for products within the CSG segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $379,000 and $383,000 as of September 30, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets as Accrued expenses. The non-current portions of the warranty reserves are $141,000 and $122,000 as of September 30, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2015	2014	2015	2014
Total product warranty reserve at the beginning of the period	$548	$424	$505	$328
Warranty expense to cost of revenue	56	288	153	410
Utilization	(84)	(46)	(138)	(72)
Total product warranty reserve at the end of the period	$520	$666	$520	$666
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of September 30, 2015, and March 31, 2015, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended September 30, 2015 and 2014 was $0.9 million and $0.9 million, respectively. The Company's revenue from sales to AKA for the six months ended September 30, 2015 and 2014 was $1.4 million and $1.1 million, respectively. Accounts receivable from AKA was $0.8 million and $0.4 million as of September 30, 2015, and March 31, 2015, respectively. Deferred revenue which primarily relates to AKA maintenance contracts was $1.5 million and $1.1 million as of September 30, 2015 and March 31, 2015, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.

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
The Company recorded $20,000 and $82,000 of income tax benefit in the three and six months ended September 30, 2015, using an effective income tax rate of 1.2%. The Company recorded $69,000 and $98,000 of income tax benefit in the three and six months ended September 30, 2014, using an effective rate of 0.4% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, decreased $1.1 million in the six months ended September 30, 2015, to $16.1 million, from $17.2 million at March 31, 2015. This decrease included a $0.5 million payment of contingent consideration.
Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2015, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$9,354	$—	$—	$—	$—	$—	$9,354
Future minimum operating lease payments	3,170	2,097	370	116	—	—	5,753
Contingent consideration	1,030	—	—	—	—	—	1,030
Future obligations and commitments	$13,554	$2,097	$370	$116	$—	$—	$16,137
(1) A reserve for a net loss on firm purchase commitments of $414,000 and $675,000 is recorded on the balance sheet as of September 30, 2015 and March 31, 2015, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2015, and March 31, 2015, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2015, the Company had total contingency reserves of $0.4 million related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012. The contingency reserves are classified as Accrued expenses on the

Consolidated Balance Sheets. In the six months ended September 30, 2015, a pre-tax gain of $0.4 million resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus and was recorded in discontinued operations.
Additionally, the Company has a contingent cash consideration payable related to an acquisition. The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of September 30, 2015, and March 31, 2015, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $1.0 million and $1.6 million, respectively (See Note 11).
Note 10. Short-term Investments
The following table presents short-term investments as of September 30, 2015, and March 31, 2015:

(in thousands)	September 30, 2015	March 31, 2015
Certificates of deposit	$2,326	$7,912
Held-to-maturity, pre-refunded municipal bonds	1,150	15,994
Total short-term investments	$3,476	$23,906
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
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$23,300	$23,300	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,030	—	—	$1,030	Contingent consideration payable

The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$2,879	$2,879	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$1,184	—	—	$1,184	Contingent consideration payable
Contingent consideration, non- current	$400	—	—	$400	Contingent consideration payable non-current
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. Inputs such as forecasted revenue for the acquired products and acquired product profitability are the most significant drivers of the fair value measurement and are based on full attainment. Significant decreases in any of those inputs would result in a significantly lower fair value measurement. The actual cash payment could range from $1.9 million to $2.7 million of which $1.6 million has been paid as of September 30, 2015.
The fair value measurement of contingent consideration as of September 30, 2015, and March 31, 2015, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	September 30, 2015	March 31, 2015
Estimated earn-out contingent consideration	$3,361	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	6.3%	6.3%
Approximate timing of cash flows	0.9 years	1.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2015	$1,584
Contingent consideration – payments	(454)
Contingent consideration – change in fair value in General and Administrative expense	(100)
Balance as of September 30, 2015	$1,030
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the "authorization”). There were no shares repurchased under this authorization during the six months ended September 30, 2015 or September 30, 2014. There was approximately $0.1 million remaining for additional share repurchases under this program as of September 30, 2015.

Additionally, in the six months ended September 30, 2015 and September 30, 2014, the Company repurchased 73,765 and 215,890 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $1.15 and $3.19 per share, respectively.

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
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2015, and 2014 by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
IBW	$10,819	$11,121	$(302)	$19,889	25,218	$(5,329)
CSG	14,695	12,525	2,170	27,195	26,253	942
Consolidated revenue	$25,514	$23,646	$1,868	$47,084	$51,471	$(4,387)
IBW revenue was $10.8 million and $19.9 million in the three and six months ended September 30, 2015, respectively, compared to $11.1 million and $25.2 million, in the same periods in the prior year. The decrease in revenue in both the three and six month periods was due primarily to a decreases in sales of passive DAS conditioners, which was strong in the first half of fiscal year 2015, offset in part by an increase in active DAS conditioners. Customers are using active DAS conditioning products more often on new projects and those projects have been delayed with constrained customer budgets.
CSG revenue was $14.7 million and $27.2 million in the three and six months ended September 30, 2015 compared to $12.5 million and $26.3 million, in the same periods in the prior year. The increase in the three and six months ended September 30, 2015, compared to the same periods in the prior year resulted primarily from increased revenue from project based ISM and cell site products offset in part by lower revenue from legacy Sonet/TDM products, which are expected to continue to decline.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2015	2014	Change	2015	2014	Change
IBW	42.0%	39.3%	2.7%	43.0%	40.4%	2.6%
CSG	38.7%	29.5%	9.2%	37.2%	28.8%	8.4%
Consolidated gross margin	40.1%	34.1%	6.0%	39.6%	34.5%	5.1%
Gross margin in the IBW segment was 42.0% and 43.0% in the three and six months ended September 30, 2015, respectively compared to 39.3% and 40.4% in the same periods in the prior year. The primary driver of the higher margins in fiscal year 2016 compared to fiscal 2015 was product mix, with a $4.3 million increase in higher margin active DAS conditioner products, and an $8.5 million decrease in lower margin passive DAS conditioning products.
Gross margin in the CSG segment was 38.7% and 37.2% in the three and six months ended September 30, 2015, compared to 29.5% and 28.8% in the same periods in the prior year. The increase in gross margin in the three and six month period resulted primarily from lower excess and obsolete inventory expense of $0.8 million and $1.9 million, respectively in the three and six months ended September 30, 2015. The excess and obsolete inventory expense in fiscal year 2015 resulted primarily from the continued declining demand for legacy T1 products and ISM products.

Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated sales and marketing expense	$4,026	$2,924	$1,102	$7,222	$6,345	$877
Sales and marketing expense increased $1.1 million and $0.9 million in the three and six months ended September 30, 2015, respectively, compared to the same periods in the prior year due to the Company making strategic sales investments including launching into new domestic and international segments to expand customer diversification and revenue growth which led to increased incentive compensation, higher salary and travel expenses.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
IBW	$2,775	$2,103	$672	$5,937	$4,298	$1,639
CSG	1,850	2,197	(347)	3,774	4,477	(703)
Consolidated research and development expense	$4,625	$4,300	$325	$9,711	$8,775	$936
Research and development expense in the IBW segment increased by $0.7 million and $1.6 million in the three and six months ended September 30, 2015, respectively, compared to the same periods in the prior year due to $0.7 million and $1.3 million of increased manpower related expenses and $0.1 million and $0.6 million of prototype expense primarily associated with our Clearlink DAS product.
Research and development expense in the CSG segment decreased by $0.3 million and $0.7 million in the three and six months ended September 30, 2015, respectively, compared to the same periods in the prior fiscal year primarily due to decreased manpower expenses related to ISM products.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated general and administrative expense	$2,580	$3,280	$(700)	$5,549	$6,334	$(785)
General and administrative expenses decreased $0.7 million and $0.8 million in the three and six months ended September 30, 2015, respectively, compared to the same periods in the prior fiscal year. The decrease was due primarily to $0.3 million and $0.5 million of reduced expense in the three and six months ended September 30, 2015 resulting from the lease restructuring done in the fourth quarter of fiscal year 2015 offset in part by an increase in incentive compensation expense from increases in accruals related to the fiscal year 2016 bonus incentive plan.
Intangible amortization and impairment

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated intangible amortization	$1,432	$1,710	$(278)	$2,831	$3,295	$(464)
The intangibles assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and six months ended September 30, 2015, compared to the same periods in the prior fiscal year resulted primarily from product related intangibles from the acquisition of NoranTel becoming fully amortized.
Restructuring The Company recorded restructuring expense of $17,000 in the six months ended September 30, 2015 and $55,000 in the six months ended September 30, 2014, related to severance for transitional employees associated with the CSI and Kentrox acquisitions, respectively.

Other income (expense)

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated other income (expense)	$(61)	$(16)	$(45)	$(23)	$45	$(68)
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.
Income tax benefit (expense) The Company recorded $20,000 and $82,000 of income tax benefit in the three and six months ended September 30, 2015 using an effective income tax rate of 1.2%. The Company recorded $69,000 and $98,000 of income tax expense in the three and six months ended September 30, 2014, using an effective rate of 0.4% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Discontinued operations Income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.
Net income (loss) Net loss was $2.5 million and $6.3 million in the three and six months ended September 30, 2015, respectively, and $15.5 million and $18.4 million in the three and six months ended September 30, 2014, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2015, the Company had $32.9 million in cash and cash equivalents and $3.5 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposits, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, decreased $1.1 million in the six months ended September 30, 2015, to $16.1 million, down from $17.2 million at March 31, 2015. This decrease included a $0.5 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2015, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$9,354	$—	$—	$—	$—	$—	$9,354
Future minimum operating lease payments	3,170	2,097	370	116	—	—	5,753
Contingent consideration	1,030	—	—	—	—	—	1,030
Future obligations and commitments	$13,554	$2,097	$370	$116	$—	$—	$16,137
Cash Flows
The Company’s operating activities generated cash of $0.2 million in the six months ended September 30, 2015, which resulted primarily from a $6.3 million net loss, adjusted for non-cash charges of $4.2 million of amortization, depreciation and stock-based compensation expense, and a $2.2 million decrease in net working capital. The Company’s investing activities provided cash of $19.2 million, which resulted primarily from the net maturities of short-term investments of $20.4 million offset in part by $1.5 million of capital equipment purchases. In the six months ended September 30, 2015, the Company’s financing activities used $0.5 million of cash resulting primarily from payment of contingent consideration.

As of September 30, 2015, the Company had deferred tax assets of approximately $39.6 million before a valuation allowance of $39.7 million and a net deferred tax liability of $0.1 million. Also, as of September 30, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of September 30, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 1 - 31, 2015	25,283	$1.0092	—	$112,741
August 1 - 31, 2015	—	$—	—	$112,741
September 1 - 30, 2015	9,131	$1.1797	—	$112,741
Total	34,414	$1.0544	—	$112,741

(a)
In the three months ended September 30, 2015, the Company repurchased 34,414 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.05 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of September 30, 2015.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit 10.1	Form of Non-Employee Director Restricted Stock Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.2	Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.3	Form of Non-Qualified Stock Option Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.4	Separation Agreement and Release between Westell Technologies, Inc. and Naveed Bandukwala.

Exhibit 10.5	Separation Letter October 2, 2015 between Westell Technologies, Inc. and Scott Goodrich.

Exhibit 10.6	Independent Contractor Agreement by and between Westell Technologies, Inc and Scott Goodrich.

Exhibit 10.7	Offer Letter for Brian T. Brouillette.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 9, 2015	By:	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Form of Non-Employee Director Restricted Stock Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.2	Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.3	Form of Non-Qualified Stock Option Award under the 2015 Omnibus Incentive Compensation Plan.

Exhibit 10.4	Separation Agreement and Release between Westell Technologies, Inc. and Naveed Bandukwala.

Exhibit 10.5	Separation Letter October 2, 2015 between Westell Technologies, Inc. and Scott Goodrich.

Exhibit 10.6	Independent Contractor Agreement by and between Westell Technologies, Inc and Scott Goodrich.

Exhibit 10.7	Offer Letter for Brian T. Brouillette.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.