Form 10-Q
period 2015-12-31
WESTELL TECHNOLOGIES INC
filed 2016-02-05
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 20, 2016:
Class A Common Stock, $0.01 Par Value – 47,091,808 shares Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in the Company's Form 10-K/A for the fiscal year ended March 31, 2015, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are the Company's trademarks: ClearLink®, Kentrox®, Optima Management System®,UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$33,559	$14,026
Short-term investments	1,242	23,906
Accounts receivable (net of allowance of $47 and $53 at December 31, 2015, and March 31, 2015, respectively)	12,626	11,845
Inventories	14,071	16,205
Prepaid expenses and other current assets	2,519	3,285
Land held-for-sale	—	264
Total current assets	64,017	69,531
Property and equipment, gross	17,762	16,084
Less accumulated depreciation and amortization	(13,471)	(12,481)
Property and equipment, net	4,291	3,603
Intangible assets, net	21,693	25,942
Other non-current assets	108	258
Total assets	$90,109	$99,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,288	$4,011
Accrued expenses	3,748	4,602
Accrued restructuring	1,092	1,161
Accrued compensation	2,189	974
Contingent consideration payable	714	1,184
Deferred revenue	1,199	2,415
Total current liabilities	16,230	14,347
Deferred revenue non-current	1,154	751
Deferred income tax liability	75	46
Accrued restructuring non-current	827	1,642
Contingent consideration payable non-current	—	400
Other non-current liabilities	333	409
Total liabilities	18,619	17,595
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares	471	468
Outstanding – 47,091,808 and 46,839,361 shares at December 31, 2015, and March 31, 2015, respectively
Class B common stock, par $0.01, Authorized – 25,000,000 shares	139	139
Issued and outstanding – 13,937,151 shares at both December 31, 2015, and March 31, 2015
Preferred stock, par $0.01, Authorized – 1,000,000 shares	—	—
Issued and outstanding – none
Additional paid-in capital	413,997	413,026
Treasury stock at cost – 17,542,175 and 17,466,855 shares at December 31, 2015, and March 31, 2015, respectively	(35,153)	(35,066)
Cumulative translation adjustment	608	608
Accumulated deficit	(308,572)	(297,436)
Total stockholders’ equity	71,490	81,739
Total liabilities and stockholders’ equity	$90,109	$99,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenue	$20,215	$14,043	$67,299	$65,514
Cost of revenue	12,252	9,648	40,676	43,370
Gross profit	7,963	4,395	26,623	22,144
Operating expenses:
Research and development	4,893	4,353	14,604	13,128
Sales and marketing	3,900	2,719	11,209	9,064
General and administrative	2,627	2,797	8,089	9,131
Intangible amortization	1,418	1,562	4,249	4,857
Restructuring	—	—	17	55
Goodwill impairment	—	20,547	—	31,997
Total operating expenses	12,838	31,978	38,168	68,232
Operating income (loss)	(4,875)	(27,583)	(11,545)	(46,088)
Other income (expense), net	85	(29)	62	16
Income (loss) before income taxes and discontinued operations	(4,790)	(27,612)	(11,483)	(46,072)
Income tax benefit (expense)	(7)	72	75	170
Net income (loss) from continuing operations	(4,797)	(27,540)	(11,408)	(45,902)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the nine months ended December 31, 2015	—	—	272	—
Net income (loss) (1)	$(4,797)	$(27,540)	$(11,136)	$(45,902)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.08)	$(0.46)	$(0.19)	$(0.77)
Basic net income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) (2)	$(0.08)	$(0.46)	$(0.18)	$(0.77)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.08)	$(0.46)	$(0.19)	$(0.77)
Diluted net income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) (2)	$(0.08)	$(0.46)	$(0.18)	$(0.77)
Weighted-average number of common shares outstanding:
Basic	60,810	60,016	60,765	59,885
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (3)	—	—	—	—
Diluted	60,810	60,016	60,765	59,885
(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) Totals may not sum due to rounding.
(3) The Company had 3.6 million and 3.5 million shares represented by common stock equivalents for the three and nine months ended December 31, 2015 and 3.1 million and 3.5 million shares represented by common stock equivalents for the three and nine months ended December 31, 2014, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,136)	$(45,902)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	5,335	5,599
Goodwill impairment	—	31,997
Stock-based compensation	974	1,628
Restructuring	17	55
Deferred taxes	29	—
Exchange rate loss	17	8
Changes in assets and liabilities:
Accounts receivable	(791)	8,699
Inventories	2,134	1,147
Prepaid expenses and other current assets	766	(780)
Other assets	150	146
Deferred revenue	(813)	(1,270)
Accounts payable and accrued expenses	1,347	(2,622)
Accrued compensation	1,215	(3,436)
Net cash provided by (used in) operating activities	(756)	(4,731)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	17,583	18,072
Maturities of other short-term investments	7,912	1,476
Purchases of held-to-maturity short-term debt securities	(2,831)	(20,773)
Purchases of other short-term investments	—	(8,413)
Proceeds from sale of land	264	—
Purchases of property and equipment	(1,776)	(1,773)
Acquisitions, net of cash acquired	—	(304)
Net cash provided by (used in) investing activities	21,152	(11,715)
Cash flows from financing activities:
Purchases of treasury stock	(87)	(692)
Proceeds from stock options exercised	—	155
Payment of contingent consideration	(770)	(1,104)
Net cash provided by (used in) financing activities	(857)	(1,641)
Gain (loss) of exchange rate changes on cash	(6)	(7)
Net increase (decrease) in cash and cash equivalents	19,533	(18,094)
Cash and cash equivalents, beginning of period	14,026	35,793
Cash and cash equivalents, end of period	$33,559	$17,699
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly-owned subsidiary, Westell, Inc., designs and distributes telecommunications products which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly-owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development. On April 1, 2013, Westell, Inc. acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox). Kentrox designed and distributed intelligent site management solutions that provided comprehensive monitoring, management and control of any site. On March 1, 2014, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI). CSI designed and developed in-building wireless solutions, including distributed antenna systems (DAS) products and small cell connectivity equipment. The assets and liabilities acquired and the results of operations relating to Kentrox and CSI are included in the Company's Condensed Consolidated Financial Statements from the dates of acquisitions.
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2015, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2016.
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
Recently Issued Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. In the quarter ended December 31, 2015, the Company early adopted ASU 2015-17 with retrospective application, which resulted in the following reclassification from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of March 31, 2015:

Balance Sheet Classification	March 31, 2015 (As Reported)	Reclassification	March 31, 2015 (As Reclassified)
Deferred income taxes	$1,043	$(1,043)	$—
Deferred income tax liability	$1,089	$(1,043)	$46
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement to retroactively account for measurement-period adjustments to provisional amounts recognized in a business combination. Under the new guidance, the measurement-period adjustments must be recognized in the period in which adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The standard is effective for the Company's financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance in the second quarter of fiscal year 2016 with no impact on the Consolidated Financial Statements because there were no open measurement periods.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The standard is effective for the Company's financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements or related disclosures.
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements (ASU 2015-10), which covers a wide range of topics in the FASB Accounting Standards Codification (the Codification). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect of current accounting practice or create a significant administrative cost at most entities. The amendments in ASU 2015-10 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements or related disclosures.
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
Reclassifications
Certain amounts in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2015 have been reclassified to conform to the current period presentation. Additionally, certain amounts in the Condensed Consolidated Balance Sheets for prior periods have been reclassified to reflect the impact of adoption of ASU 2015-17 described above. These reclassifications had no impact on previously reported amounts for total stockholders' equity or net income (loss).
Note 2. Restructuring Charge
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income. The Company recognized a restructuring expense of $17,000 in the nine months ended December 31, 2015 related to employee separation costs. As of December 31, 2015, $1.1 million and $0.8 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2015, $1.2 million and $1.6 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by fiscal year 2018 concurrent with the termination date of the contractual lease.
In the first quarter of fiscal year 2014, the Company acquired Kentrox and identified redundant employees who exited the business after a period of time. The Company recognized a restructuring expense of $55,000 in the nine months ended December 31, 2014 for severance for these transitional employees.
Total liability for restructuring charges and their utilization for the nine months ended December 31, 2015, and 2014, are summarized as follows:

	Nine months ended December 31, 2015			Nine months ended December 31, 2014
(in thousands)	Employee-related	Other costs	Total	Employee-related
Liability at beginning of period	$15	$2,788	$2,803	$57
Charged	17	—	17	55
Paid	(32)	(869)	(901)	(112)
Liability at end of period	$—	$1,919	$1,919	$—
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

Segment information for the three and nine months ended December 31, 2015, and 2014 is set forth below:

	Three months ended December 31, 2015
(in thousands)	IBW	CSG	Total
Revenue	$8,680	$11,535	$20,215
Cost of revenue	5,361	6,891	12,252
Gross profit	3,319	4,644	7,963
Gross margin	38.2%	40.3%	39.4%
Research and development	2,701	2,192	4,893
Segment profit (loss)	$618	$2,452	3,070
Operating expenses:
Sales and marketing			3,900
General and administrative			2,627
Intangible amortization			1,418
Restructuring			—
Operating income (loss)			(4,875)
Other income (expense), net			85
Income tax benefit (expense)			(7)
Net income (loss) from continuing operations			$(4,797)

	Three months ended December 31, 2014
(in thousands)	IBW	CSG	Total
Revenue	$5,414	$8,629	$14,043
Cost of revenue	3,504	6,144	9,648
Gross profit	1,910	2,485	4,395
Gross margin	35.3%	28.8%	31.3%
Research and development	2,342	2,011	4,353
Segment profit (loss)	$(432)	$474	42
Operating expenses:
Sales and marketing			2,719
General and administrative			2,797
Intangible amortization			1,562
Restructuring			—
Goodwill impairment			20,547
Operating income (loss)			(27,583)
Other income (expense), net			(29)
Income tax benefit (expense)			72
Net income (loss) from continuing operations			$(27,540)

	Nine months ended December 31, 2015
(in thousands)	IBW	CSG	Total
Revenue	$28,569	$38,730	$67,299
Cost of revenue	16,702	23,974	40,676
Gross profit	11,867	14,756	26,623
Gross margin	41.5%	38.1%	39.6%
Research and development	8,638	5,966	14,604
Segment profit (loss)	$3,229	$8,790	12,019
Operating expenses:
Sales and marketing			11,209
General and administrative			8,089
Intangible amortization			4,249
Restructuring			17
Operating income (loss)			(11,545)
Other income (expense), net			62
Income tax benefit (expense)			75
Net income (loss) from continuing operations			$(11,408)

	Nine months ended December 31, 2014
(in thousands)	IBW	CSG	Total
Revenue	$30,632	$34,882	$65,514
Cost of revenue	18,543	24,827	43,370
Gross profit	12,089	10,055	22,144
Gross margin	39.5%	28.8%	33.8%
Research and development	6,640	6,488	13,128
Segment profit (loss)	$5,449	$3,567	9,016
Operating expenses:
Sales and marketing			9,064
General and administrative			9,131
Intangible amortization			4,857
Restructuring			55
Goodwill impairment			31,997
Operating income (loss)			(46,088)
Other income (expense), net			16
Income tax benefit (expense)			170
Net income (loss) from continuing operations			$(45,902)

Segment asset information is not reported to or used by the CODM.
Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2015	March 31, 2015
Raw materials	$5,823	$5,392
Work-in-process	170	189
Finished goods	8,078	10,624
Total inventories	$14,071	$16,205

Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaces the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). As of the adoption of the 2015 Plan, a total of 10,018,133 shares of Class A Common Stock (Shares) were available for issuance. If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three and nine months ended December 31, 2015, and 2014:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$264	$514	$974	$1,628
Income tax benefit	—	—	—	—
Total stock-based compensation expense after taxes	$264	$514	$974	$1,628
The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan in the nine months ended December 31, 2015, vest in equal annual installments over four years. The stock options, restricted stock awards, and RSUs awarded under the 2015 Plan in the nine months ended December 31, 2015, vest in equal annual installments over three years for employees and one year for independent directors. PSUs earned vest over the performance period, as described below.
Stock Options
Stock option activity for the nine months ended December 31, 2015, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2015	1,170,515	$2.20	2.9	$—
Granted	1,312,500	1.21
Exercised	—	—
Forfeited	(292,500)	1.53
Expired	(403,015)	2.37
Outstanding on December 31, 2015	1,787,500	$1.54	5.1	$72

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.

The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2015 was $0.46 per share.
Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	170,000	$2.98
Granted	110,000	1.18
Vested	(62,500)	2.94
Forfeited	—	—
Non-vested as of December 31, 2015	217,500	$2.07

RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,409,750	$2.72
Granted	1,142,500	1.20
Vested	(192,000)	2.75
Forfeited	(657,875)	2.19
Non-vested as of December 31, 2015	1,702,375	$1.90
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015 (at target)	181,888	$3.14
Granted, at target	—	—
Vested	(25,767)	2.47
Forfeited	(92,046)	3.22
Non-vested as of December 31, 2015 (at target)	64,075	$3.29
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment and one to seven years for products within the CSG segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $411,000 and $383,000 as of December 31, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $161,000 and $122,000 as of December 31, 2015, and March 31, 2015, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2015	2014	2015	2014
Total product warranty reserve at the beginning of the period	$520	$666	$505	$328
Warranty expense to cost of revenue	75	64	229	474
Utilization	(23)	(35)	(162)	(107)
Total product warranty reserve at the end of the period	$572	$695	$572	$695
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of December 31, 2015, and March 31, 2015, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended December 31, 2015 and 2014 was $1.1 million and $0.3 million, respectively. The Company's revenue from sales to AKA for the nine months ended December 31, 2015 and 2014 was $2.5 million and $1.4 million, respectively. Accounts receivable from AKA was $1.0 million and $0.4 million as of December 31, 2015, and March 31, 2015, respectively. Deferred revenue which primarily relates to AKA maintenance contracts was $1.6 million and $1.1 million as of December 31, 2015 and March 31, 2015, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 8. Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740, Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections and historical performance. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and previously recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $7,000 of income tax expense and $75,000 of income tax benefit in the three and nine months ended December 31, 2015, using an effective income tax rate of 1.0% plus discrete items. The Company recorded $72,000 and $170,000 of income tax benefit in the three and nine months ended December 31, 2014, using an effective rate of 0.2% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, decreased $2.4 million in the nine months ended December 31, 2015, to $14.8 million, from $17.2 million at March 31, 2015. This decrease included a $0.8 million payment of contingent consideration.

Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2015, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$8,932	$—	$—	$—	$—	$—	$8,932
Future minimum operating lease payments	3,184	1,573	280	87	—	—	5,124
Contingent consideration	714	—	—	—	—	—	714
Future obligations and commitments	$12,830	$1,573	$280	$87	$—	$—	$14,770
(1) A reserve for a net loss on firm purchase commitments of $349,000 and $675,000 is recorded on the balance sheet as of December 31, 2015 and March 31, 2015, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2015, and March 31, 2015, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2015, the Company had total contingency reserves of $0.4 million related to the discontinued operations of ConferencePlus which was sold in fiscal year 2012. The contingency reserves are classified as Accrued expenses on the Consolidated Balance Sheets. In the nine months ended December 31, 2015, a pre-tax gain of $0.4 million resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus and was recorded in discontinued operations.
Additionally, the Company has a contingent cash consideration payable related to an acquisition. The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of December 31, 2015 and March 31, 2015, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $0.7 million and $1.6 million, respectively (See Note 11).
Note 10. Short-term Investments
The following table presents short-term investments as of December 31, 2015, and March 31, 2015:

(in thousands)	December 31, 2015	March 31, 2015
Certificates of deposit	$—	$7,912
Held-to-maturity, pre-refunded municipal bonds	1,242	15,994
Total short-term investments	$1,242	$23,906
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
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,314	$19,314	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$714	—	—	$714	Contingent consideration payable
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis as of March 31, 2015:

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
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and other indemnification claims. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. This estimate is subject to ongoing evaluation. Inputs such as forecasted revenue for the acquired products and acquired product profitability are the most significant drivers of the fair value measurement and are based on full attainment. Significant decreases in any of those inputs would result in a significantly lower fair value measurement. The actual cash payment could range from $1.9 million to $2.7 million of which $1.9 million has been paid through December 31, 2015.

The fair value measurement of contingent consideration as of December 31, 2015 and March 31, 2015, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	December 31, 2015	March 31, 2015
Estimated earn-out contingent consideration	$3,357	$3,500
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	6.3%	6.3%
Approximate timing of cash flows	0.6 years	1.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2015	$1,584
Contingent consideration – payments	(770)
Contingent consideration – change in fair value in General and Administrative expense	(100)
Balance as of December 31, 2015	$714
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the authorization). There were no shares repurchased under this authorization during the nine months ended December 31, 2015 or December 31, 2014. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2015.
Additionally, in the nine months ended December 31, 2015 and December 31, 2014, the Company repurchased 75,320 and 219,518 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $1.15 and $3.16 per share, respectively.

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
The Company operates under two reportable segments: In-Building Wireless and Communication Solutions Group.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral third-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. The IBW segment includes the comprehensive suite of products and solutions acquired with the addition of CSI, as well as the internally developed DAS interface panels. The CSI acquisition, which closed in March 2014, significantly expanded the product portfolio, enabling the Company to better compete in the growing in-building wireless market, which is expected to increase revenue and profitability.
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
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2015, and 2014 by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
IBW	$8,680	$5,414	$3,266	$28,569	30,632	$(2,063)
CSG	11,535	8,629	2,906	38,730	34,882	3,848
Consolidated revenue	$20,215	$14,043	$6,172	$67,299	$65,514	$1,785
IBW revenue was $8.7 million and $28.6 million in the three and nine months ended December 31, 2015, respectively, compared to $5.4 million and $30.6 million, in the same periods in the prior year. The increase in revenue in the three month period was due primarily to increases in sales of DAS conditioners offset in part by decreased sales of repeater products. The decrease in revenue in the nine month period was due primarily to reductions in passive DAS and repeater product revenue offset in part by increases of active DAS product revenue.

CSG revenue was $11.5 million and $38.7 million in the three and nine months ended December 31, 2015, respectively, compared to $8.6 million and $34.9 million, in the same periods in the prior year. The increase in the three months ended December 31, 2015, compared to the same period in the prior year resulted from increased revenue across all product lines, ISM and TMAs and outside plant. The increase in the nine months ended December 31, 2015, compared to the same period in the prior year resulted from increased revenue in ISM and TMAs products, offset in part by decreased revenue in outside plant products.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2015	2014	Change	2015	2014	Change
IBW	38.2%	35.3%	2.9%	41.5%	39.5%	2.0%
CSG	40.3%	28.8%	11.5%	38.1%	28.8%	9.3%
Consolidated gross margin	39.4%	31.3%	8.1%	39.6%	33.8%	5.8%
Gross margin in the IBW segment was 38.2% and 41.5% in the three and nine months ended December 31, 2015, respectively, compared to 35.3% and 39.5% in the same periods in the prior year. The primary driver of the higher margins in fiscal year 2016 compared to fiscal 2015 was product mix, with increases in higher margin active DAS conditioner products, and decreases in lower margin passive DAS conditioning products.
Gross margin in the CSG segment was 40.3% and 38.1% in the three and nine months ended December 31, 2015, respectively, compared to 28.8% in the same periods in the prior year. The increase in gross margin in the three and nine month period resulted primarily from lower excess and obsolete inventory expense of $1.2 million and $3.1 million, respectively, in the three and nine months ended December 31, 2015. The excess and obsolete inventory expense in fiscal year 2015 resulted primarily from the continued declining demand for legacy T1 products and ISM products.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
IBW	$2,701	$2,342	$359	$8,638	$6,640	$1,998
CSG	2,192	2,011	181	5,966	6,488	(522)
Consolidated research and development expense	$4,893	$4,353	$540	$14,604	$13,128	$1,476
Research and development expense in the IBW segment increased by $0.4 million and $2.0 million in the three and nine months ended December 31, 2015, respectively, compared to the same periods in the prior year due to $0.1 million and $1.3 million of increased manpower related expenses and $0.3 million and $0.9 million of prototype expense. The increased expenses are primarily associated with the Clearlink DAS product.
Research and development expense in the CSG segment increased by $0.2 million in the three months ended December 31, 2015 and decreased $0.5 million in the nine months ended December 31, 2015, compared to the same periods in the prior fiscal year. The increase in the three month period was due primarily to increased incentive compensation expense from increases in accruals related to the fiscal year 2016 bonus incentive plan and increased prototypes of integrated cabinets in preparation for an increase in that product going forward. The nine month period decrease also had increased incentive compensation expense that was more than offset by decreased manpower expenses in the ISM product area.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated sales and marketing expense	$3,900	$2,719	$1,181	$11,209	$9,064	$2,145
Sales and marketing expense increased $1.2 million and $2.1 million in the three and nine months ended December 31, 2015, respectively, compared to the same periods in the prior year. The increase was due primarily to the Company making strategic sales investments to expand customer diversification and revenue growth which led to an increased number of sales employees, higher incentive compensation, salaries and travel expenses.

General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated general and administrative expense	$2,627	$2,797	$(170)	$8,089	$9,131	$(1,042)
General and administrative expenses were relatively flat in the three months ended December 31, 2015 and decreased $1.0 million in the nine months ended December 31, 2015 compared to the same periods in the prior fiscal year. A lease restructuring completed in the fourth quarter of fiscal year 2015 decreased expenses by $0.3 million and $0.8 million in the three and nine months ended December 31, 2015, respectively. Stock based compensation expense decreased by $0.2 million and $0.5 million in the three and nine months ended December 31, 2015, respectively resulting from lower fair value of awards. These reductions were offset in part by increased incentive compensation expense from increases in accruals related to the fiscal year 2016 bonus incentive plan and increased professional services expenses.
Intangible amortization and impairment

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated intangible amortization	$1,418	$1,562	$(144)	$4,249	$4,857	$(608)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and nine months ended December 31, 2015, compared to the same periods in the prior fiscal year resulted primarily from product related intangibles from the acquisition of NoranTel becoming fully amortized.
Restructuring
The Company recorded restructuring expense of $17,000 in the nine months ended December 31, 2015 and $55,000 in the nine months ended December 31, 2014, related to severance for terminated employees associated with the CSI and Kentrox acquisitions, respectively.
Goodwill impairment
The Company recorded $20.5 million and $32.0 million of goodwill impairment in the three and nine months ended December 31, 2014 of which $11.5 million related to the Kentrox acquisition in the CSG segment and $20.5 million related to the Cellular Specialties acquisition in the IBW segment.

Other income (expense)

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Consolidated other income (expense)	$85	$(29)	$114	$62	$16	$46
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.
Income tax benefit (expense)
The Company recorded $7,000 of income tax expense in the three months ended December 31, 2015 and $75,000 of income tax benefit in the nine months ended December 31, 2015 using an effective income tax rate of 1.0% plus discrete items. The Company recorded $72,000 and $170,000 of income tax benefit in the three and nine months ended December 31, 2014, using an effective rate of 0.2% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Discontinued operations
Income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.

Net income (loss)
Net loss was $4.8 million and $11.1 million in the three and nine months ended December 31, 2015, respectively, and $27.5 million and $45.9 million in the three and nine months ended December 31, 2014, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2015, the Company had $33.6 million in cash and cash equivalents and $1.2 million in short-term investments, consisting of bank deposits, money market funds, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, decreased $2.4 million in the nine months ended December 31, 2015, to $14.8 million, down from $17.2 million at March 31, 2015. This decrease included a $0.8 million payment of contingent consideration.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2015, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations	$8,932	$—	$—	$—	$—	$—	$8,932
Future minimum operating lease payments	3,184	1,573	280	87	—	—	5,124
Contingent consideration	714	—	—	—	—	—	714
Future obligations and commitments	$12,830	$1,573	$280	$87	$—	$—	$14,770
Cash Flows
The Company’s operating activities used cash of $0.8 million in the nine months ended December 31, 2015, which resulted primarily from an $11.1 million net loss, adjusted for non-cash charges of $6.3 million of amortization, depreciation and stock-based compensation expense, and a $4.0 million decrease in net working capital. The Company’s investing activities provided cash of $21.2 million, which resulted primarily from the net maturities of short-term investments of $22.7 million offset in part by $1.8 million of capital equipment purchases. In the nine months ended December 31, 2015, the Company’s financing activities used $0.9 million of cash resulting primarily from payment of contingent consideration.
As of December 31, 2015, the Company had net deferred tax assets of approximately $38.7 million before a valuation allowance of $38.8 million and a net deferred tax liability of $0.1 million. Also, as of December 31, 2015, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K/A for the year ended March 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of December 31, 2015, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of business, the Company is routinely audited and subject to inquiries by governmental and regulatory agencies. Although it is not possible to predict with certainty the outcome of these or other unresolved legal actions or the range of possible loss, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated operations or financial condition.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2015, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2015	1,555	$1.1250	—	$112,741
November 1 - 30, 2015	—	$—	—	$112,741
December 1 - 31, 2015	—	$—	—	$112,741
Total	1,555	$1.1250	—	$112,741

(a)
In the three months ended December 31, 2015, the Company repurchased 1,555 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.13 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of December 31, 2015.

Items 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit 10.1	Amendment No. 1 to the Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 5, 2016	By:	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Amendment No. 1 to the Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.