Form 10-K
period 2016-03-31
WESTELL TECHNOLOGIES INC
filed 2016-05-24
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company),	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2015 (based upon an estimate that 66% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $41 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 13, 2016, 47,313,712 shares of the registrant’s Class A Common Stock were outstanding and 13,937,151 shares of registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2016 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2016, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Homecloud®, Kentrox®, Optima Management System®,UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
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
Segment Reporting
The Company's two business segments, In-Building Wireless (IBW) and Communication Solutions Group (CSG), are engaged in the design, development, assembly, and marketing of a wide variety of products and solutions. Segment financial information is set forth in the Notes to the Consolidated Financial Statements.
IBW Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites.
CSG Segment
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

• OSP solutions, which are sold to wireless and wireline service providers as well as to industrial network operators, consist of a broad range of offerings, including integrated cabinets, power distribution panels; copper and fiber connectivity; and synchronous optical networks/time division multiplexing (SONET/TDM) network interface units.
Industry Trends and Market Solutions
In-Building Wireless (IBW)
IBW solutions, including DAS and small cell installations, have increased dramatically in the last decade, driven by the trend for voice and data traffic to move from the outdoor macro environment to indoors. Recent studies show that over 80% of all voice and data traffic now either originates or terminates from within buildings. More people are using mobile devices and data-intensive services in areas such as stadiums, universities, airports, and office buildings. As end-user bandwidth demands continue to increase, the greater the demand for a reliable network that can manage the increased coverage and capacity requirements.
Our IBW solutions, which include our internally-developed DAS conditioners and the comprehensive suite of products acquired with the addition of Cellular Specialties, Inc. (CSI) on March 1, 2014, enable wireless service providers with a broad set of solutions to help meet growing market demand. These solutions include:
•DAS conditioners: These units interconnect the wireless base transceiver system (BTS) to the DAS head-end while conditioning signals. Active systems can also monitor and control RF performance (e.g., the BTS power coming into the DAS). Both our passive and active devices can accommodate all of the major wireless service provider frequency bands, with numerous port configuration options. Active DAS conditioners, like our Universal DAS Interface Unit (UDIT), a remotely manageable, high density, space saving unit, has additional advanced features like spectrum analysis and tone generators to help test and analyze signal measurement data.
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
Our IBW solutions improve network performance, provide real-time monitoring and management to reduce troubleshooting time, and minimize operating and capital costs.
Intelligent Site Management (ISM)
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
The comprehensive ISM solution features the Westell Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before service affecting outages occur.
Our ISM solutions reduce network operating costs; improve network performance, including quality, reliability, and availability; and improve site security.

Cell Site Optimization (CSO)
The expansion of LTE and 4G mobile networks and the introduction of enhanced wireless services and devices are causing a greater demand for higher network throughput. At the same time, mobile end-users expect a quality experience every time they use a device, whether in a city or driving in remote areas. This is forcing wireless service providers to enhance their networks by optimizing the cell site coverage area and increasing RF data throughput. CSO is critical, and TMAs have become increasingly popular to enhance the RF signal performance and improve the end users quality of service, while using the existing network infrastructure.
We provide a comprehensive range of TMAs that enables wireless service providers to improve CSO by boosting the RF signal performance from mobile devices. Our single band and multi band TMAs provide one of the lowest noise figures in the industry, are a highly reliable and proven technology, and provide very low passive intermodulation (PIM) distortion and bypass loss. In the unlikely event of a TMA failure, it automatically switches to bypass mode, ensuring network availability.
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
Outside Plant (OSP)
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
We provide a comprehensive range of OSP solutions to connect nearly any outdoor building or facility, including:
•Integrated Cabinets: Includes outdoor cabinets for sheltering and protecting equipment and maintaining proper operating temperature, enclosures for protecting equipment, and a “one-stop shop” for complete turnkey solutions of customer-specified equipment integrated and installed in the Company’s cabinet.
•Power Distribution: Includes fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds.
•Copper/Fiber Network Connectivity: A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.
•SONET/TDM Solutions: Includes network interface devices with performance monitoring features, line repeaters, and protection panels.
Our OSP solutions help service providers reduce operating costs, increase network quality and availability, improve time to market, and minimize capital costs while improving technician efficiency.
Customers
The Company's principal customers include telecommunications service providers, systems integrators, neutral host operators, and distributors. Telecommunication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet service providers (ISPs).
Continuous industry consolidation among North American telecommunication service providers has reduced the number of customers for our solutions and products. As a result, the Company depends on fewer but larger customers for the majority of its revenues. The Company’s largest two customers, Verizon and AT&T, accounted for 23.1% and 11.1%, respectively, of the Company's total revenues in fiscal year 2016.

Customers outside North America, which are primarily located in Australia, South Africa, and Latin America, represented approximately $6.3 million, $3.7 million and $9.9 million of the Company’s revenues in fiscal years 2016, 2015, and 2014, respectively, which represents approximately 7.2%, 4.4%, and 9.7% of the Company's total revenues in such years.

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
We provide customer support, technical consulting, research assistance and training to some of our customers with respect to the installation, operation, and maintenance of our products.
Most of our solutions and products carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. In the event there are material deficiencies or defects in our design or manufacture, the affected solutions and products could be subject to recall.
Supply Chain
We outsource the majority of our manufacturing to both domestic and international suppliers. Some CSG segment products such as TMAs, Power Distribution Panels, and Integrated Cabinets undergo final top-level assembly and testing at our Aurora, Illinois facility; and most IBW segment products undergo final top-level assembly and testing in Manchester, New Hampshire.
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
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new solutions and products that meet customer needs is a critical component for success. We therefore expect to continue to devote substantial resources to research and development (R&D). The largest development focus in fiscal year 2016 was our ClearLink DAS product in our IBW segment. We believe the ClearLink DAS product technology allows the Company access to a larger market than the market for DAS conditioners, which is currently declining as the DAS conditioners enter the later portion of their life cycle. In fiscal years 2016, 2015 and 2014, the Company's R&D expenses were approximately $19.3 million, $17.3 million, and $11.3 million, respectively.
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

 Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of IBW products and performance, are routinely reviewed and corrective actions are taken where applicable. IBW successfully maintains TUV CE registration through quarterly audits in support of critical customer product offerings.  Product realization is accomplished as required in the ISO 9001:2008 standard. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to ensure the best product offerings possible to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s selection process.
The Company’s products are subject to industry-wide standardization organizations, including Telcordia, the Internet Engineering Task Force, the Metro Ethernet Forum, the American National Standards Institute (ANSI) in the U.S. and the International Telecommunications Union (ITU).
Competition
We operate in an intensely competitive marketplace and have no reason to believe that this competitive environment will ease in the future. Our customers base their purchasing decisions on multiple factors including features, quality, performance, price, total cost of ownership, reliability, responsiveness, incumbency, financial stability, reputation, and customer service. While competitors vary by market, some of our primary competitors include Asentria, CCI, Charles Industries, CommScope, Corning, DPS Telecom, Emerson, Errigal, Galooli, Inala, Invendis Quest Controls, Purcell, Ruggedcom, TE Connectivity, Telect, and Trimm. Some of these competitors compete with us across several of our solutions and products while many are a competitor to a specific solution or product.
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
As of May 14, 2016, and May 14, 2015, the IBW segment had $1.0 million and $2.7 million of backlog, respectively and the CSG segment had $6.5 million and $11.4 million, respectively.
Employees
As of May 1, 2016, the Company had 228 full-time employees. The following table reflects headcount by fiscal year 2017 segment and functional area.

	IBW	CSG	Corporate	Total
Operations	24	21	27	72
Sales and marketing	—	—	58	58
Research and development	38	26	11	75
General and administrative	—	—	23	23
Total employees	62	47	119	228
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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $313.7 million as of March 31, 2016.
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
Our performance is dependent on customer capital spending, which can be volatile and difficult to forecast. Customer capital spending can be affected by end user demand driven by competing technology, economic conditions, customer budget restraints, work stoppages or other labor issues at the facilities at our customers and other factors. Specifically, on April 13, 2016, workers at Verizon, our largest customer, went on strike. This strike could lead to lower revenue and/or revenue that is deferred to future periods. Our customers have curtailed or deferred spending in the past without notice.
Overall sales and product mix sold to our large customers have fluctuated in the past and could vary in the future resulting in significant fluctuations in quarterly operating results and may also adversely impact our stock price.
We may experience significant delays or other complications in the design, manufacture, launch, and production ramp of new products such as ClearLink DAS, which could harm our business, prospects, financial condition, and operating results.
Many of our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Additionally, other companies may succeed in developing and marketing products that are more effective and/or less costly than any product we may develop, or that are commercially accepted before any of our products.
There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales will decrease and our competitive position, financial condition and results of operations would be materially and adversely affected.
We may experience significant delays or other complications in bringing to market and ramping production of new products, such as our new ClearLink DAS product. Currently, there are competitive products to ClearLink DAS in the market that have already launched. We have experienced development delays in the past and there may be additional delays as we seek to finalize our ClearLink DAS product. Any significant additional delay or other complication in the development, manufacture, launch, and production ramp of ClearLink DAS or any other future product, could materially damage our business, prospects, financial condition, and operating results.

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
Although we have long-term customer pricing contracts, we have few long-term contracts or arrangements with our suppliers. We may not be able to obtain products or components at competitive prices, in sufficient quantities or under other commercially reasonable terms. We may be unable to pass any significant increase in product costs on to our customers, which could have an adverse impact on our financial condition and results of operations.
Our lack of backlog may affect our ability to adjust for unexpected changes in customer demand.
Customers often place orders for product within the month of their requested delivery date. We therefore typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked or orders becoming non-cancellable in that quarter. Our expense levels and inventory commitments are based on anticipated customer demand and are relatively fixed in the short term. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement then our business would also be harmed. We enter into short-term contracts with our suppliers in the form of purchase orders. These purchase orders are issued to vendors based on forecasted customer demand. Therefore, we may be unable to cancel purchase orders with our suppliers or adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders could have an adverse impact on our business, our financial condition and results of operations.
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
We are dependent on our independent offshore manufacturing partners in Asia to manufacture, assemble and test our products. Although there typically is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue and/or incur contractual penalties. The reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our CMs are generally expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions concerning the supply of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC). As a result, the SEC established annual disclosure and reporting requirements for those companies who may use conflict minerals sourced from the DRC in their products.  There will be costs associated with complying with these disclosure requirements, including diligence costs to determine the sources of conflict minerals used in our products. These requirements also could limit the pool of suppliers who can provide conflict-free minerals and, as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. In addition, we may face challenges with our customers or with our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of the minerals used in our products.
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
An impairment of long-lived assets could adversely impact our reported financial results.
Events or circumstances could arise that may create a need to record an impairment adjustment related to our long-lived assets that could adversely impact our reported financial results.
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
As of May 13, 2016, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 50.3% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 54.2% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.
Our Class A Common Stock could be delisted from the NASDAQ Global Select Market.
NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market.  The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share.  The Company is currently in compliance with the minimum bid price requirement. However, in the future we may not satisfy the NASDAQ’s continued listing standards as our stock price as varied.  If we do not satisfy any of the NASDAQ’s continued listing standards, the Company’s Class A Common Stock could be delisted.  Any such delisting could adversely affect the market liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease.  A delisting could adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, customers, suppliers or employees.

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
On March 31, 2016, the Company terminated the lease related to the design center in Canada.
The Company consolidated office space in its corporate headquarters in March 2015 and is utilizing 31,000 square feet of office space and 86,000 square feet of distribution and manufacturing space with 62,000 square feet of office space vacant.
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

	High	Low
Fiscal Year 2016
First Quarter ended June 30, 2015	$1.40	$0.98
Second Quarter ended September 30, 2015	1.24	0.95
Third Quarter ended December 31, 2015	1.51	1.09
Fourth Quarter ended March 31, 2016	1.30	1.00
Fiscal Year 2015
First Quarter ended June 30, 2014	$3.99	$2.21
Second Quarter ended September 30, 2014	2.59	1.62
Third Quarter ended December 31, 2014	1.87	1.22
Fourth Quarter ended March 31, 2015	1.60	0.96
As of May 13, 2016, there were approximately 569 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2016, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 1-31, 2016	—	$—	—	$112,741
February 1-29, 2016	—	$—	—	$112,741
March 1-31, 2016	18,583	$1.1897	—	$112,741
Total	18,583	$1.1897	—	$112,741

(a)
In the quarter ended March 31, 2016, the Company repurchased 18,583 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $1.19 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of March 31, 2016.

Performance Graph
The following performance graph compares the change in the Company’s cumulative total stockholder return on its Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing March 31, 2011 and ending March 31, 2016. The stock price performance shown in the performance graph may not be indicative of future stock performance price.

	3/11	3/12	3/13	3/14	3/15	3/16
Westell Technologies, Inc.	100.00	66.57	57.43	105.43	37.43	33.43
NASDAQ Composite	100.00	113.53	122.09	160.38	186.62	186.52
NASDAQ Telecommunications	100.00	97.22	101.11	128.33	133.87	133.05

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data as of March 31, 2016, 2015, 2014, 2013 and 2012 and for each of the five fiscal years in the period through fiscal year 2016 have been derived from the Company's Consolidated Financial Statements. The Company sold its ConferencePlus subsidiary in fiscal year 2012 and reported the results of ConferencePlus as discontinued operations. The Company discontinued the operations of the historical CNS segment in the first quarter of fiscal year 2014 and reported the CNS segment results as discontinued operations. The data set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended March 31,
Statement of Operations Data:	2016	2015	2014	2013	2012
Revenue	$88,203	$84,127	$102,073	$38,808	$43,629
Cost of revenue	53,687	57,317	61,612	26,192	27,144
Gross profit	34,516	26,810	40,461	12,616	16,485
Operating expenses:
Research and development	19,317	17,348	11,339	5,928	5,460
Sales and marketing	15,817	12,407	13,304	6,783	5,156
General and administrative	9,836	14,678	14,027	9,310	6,996
Intangible amortization	5,554	6,377	4,889	887	544
Restructuring	748	3,243	335	149	276
Goodwill impairment	—	31,997	—	2,884	—
Total operating expenses	51,272	86,050	43,894	25,941	18,432
Operating income (loss) from continuing operations	(16,756)	(59,240)	(3,433)	(13,325)	(1,947)
Other income (expense), net	169	(2)	(56)	175	331
Income (loss) before income tax and before discontinued operations	(16,587)	(59,242)	(3,489)	(13,150)	(1,616)
Income tax (expense) benefit	102	201	7,910	(29,392)	686
Net income (loss) from continuing operations	(16,485)	(59,041)	4,421	(42,542)	(930)
Income (loss) from discontinued operations, net of income tax	273	139	(45)	(1,496)	42,912
Net income (loss)	$(16,212)	$(58,902)	$4,376	$(44,038)	$41,982
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.27)	$(0.98)	$0.08	$(0.71)	$(0.01)
Basic net income (loss) from discontinued operations	—	—	—	(0.02)	0.64
Basic net income (loss) per share	$(0.27)	$(0.98)	$0.07	$(0.73)	$0.63
Weighted average number of basic common shares outstanding	60,786	59,985	58,786	59,994	66,657
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.27)	$(0.98)	$0.07	$(0.71)	$(0.01)
Diluted net income (loss) from discontinued operations	—	—	—	(0.02)	0.64
Diluted net income (loss) per share	$(0.27)	$(0.98)	$0.07	$(0.73)	$0.63
Weighted average number of diluted common shares outstanding	60,786	59,985	60,048	59,994	66,657
Balance Sheet Data (at end of period):
Cash and cash equivalents	$19,169	$14,026	$35,793	$88,233	$120,832
Working capital (1)	14,522	17,252	23,386	12,637	12,461
Total assets	86,031	99,334	163,219	142,437	197,426
Total stockholders’ equity	$66,684	$81,739	$138,642	$131,077	$186,364

(1) Working capital is defined as current assets less cash and cash equivalents, restricted cash, short-term investments and current liabilities.

See Note 1 and Note 2 to the Consolidated Financial Statements for additional information on the recent acquisitions and divestitures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company's two business segments, In-Building Wireless (IBW) and Communication Solutions Group (CSG), are engaged in the design, development, assembly, and marketing of a wide variety of products and solutions.
The Company operates under two reportable segments: In-Building Wireless and Communication Solutions Group.
IBW Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral third-party hosts to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites. The IBW segment includes the comprehensive suite of products and solutions acquired with the addition of CSI, as well as the internally-developed DAS interface panels. The CSI acquisition, which closed in March 2014 expanded the IBW segment product portfolio, enabling the Company to better compete in the growing in-building wireless market.
CSG Segment
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
• OSP solutions, which are sold to wireless and wireline service providers as well as industrial network operators, consist of a broad range of offerings, including cabinets, enclosures, and mountings; synchronous optical networks/time division multiplexing (SONET/TDM) network interface units; power distribution units; copper and fiber connectivity panels; hardened Ethernet switches; and systems integration services.
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
To remain competitive, the Company must continue to invest in new product development and in targeted sales and marketing efforts to launch new product features and lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological changes, purchasing decisions, meeting technical specifications or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in product research and development activities.

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
Work Stoppage at Verizon
On April 13, 2016, workers at Verizon went on strike. There has been no settlement of this situation as of the date of this filing, and there is no way to predict how long the strike will last or its impact on us. Verizon has been the Company's largest customer over the past two fiscal years. At March 31, 2016 and March 31, 2015, Verizon accounted for $20.4 million and $25.7 million in revenue to the Company, respectively, which represented 23.1% and 30.5% of Westell’s total revenue, respectively. This situation could curtail or defer customer spending, which may have a materially adverse affect on the Company's business, financial condition and results of operations. The Company has seen softness in customer purchases of our products in the first quarter of fiscal year 2016 and such softness could, in part, be a result of the Verizon strike.
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
Revenue recognition on equipment, where software is incidental to the product as a whole or, where software is essential to the equipment’s functionality and falls under software accounting scope exceptions, generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated.
Revenue recognition, where software is more than incidental to the product as a whole or, where software is sold on a stand-alone basis is recognized when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables, so the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchical literature to separate those elements from each other and apply the relevant guidance to each.
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
The Company has established VSOE. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.
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
Stock–Based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the awards grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, and expected dividend yield. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The Company early adopted ASU 2016-09 during the quarter ended March 31, 2016. ASU 2016-09 includes the following changes to the accounting for share-based payments that will have an impact to the Company's reported financial results:

•
All excess tax benefits and tax deficiencies arising from stock compensation arrangements are recognized as an income tax benefit or expense in the income statement instead of as an adjustment to additional paid in capital (APIC). The APIC pool is eliminated. In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding. The transition guidance related to these changes requires prospective application.

•
Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The transition guidance related to this change requires prospective application.

•	An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

•	The threshold to qualify for equity classification for an award permits withholding of up to the maximum statutory tax rates in the applicable jurisdictions instead of the minimum statutory tax rates.

•	The Company made the policy election to recognize forfeitures as they occur, which resulted in a cumulative-effect adjustment to beginning retained earnings of $87,000.
Product Warranties
Most of the Company’s products carry a limited warranty of up to seven years. The Company accrues for estimated warranty costs as products are shipped based on historical sales and cost of repair or replacement trends relative to sales.
Results of Operations
Fiscal Years Ended March 31, 2016, 2015 and 2014

Revenue	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
IBW	$34,407	$37,714	$13,096	$(3,307)	$24,618
CSG	53,796	46,413	88,977	7,383	(42,564)
Consolidated revenue	$88,203	$84,127	$102,073	$4,076	$(17,946)
In fiscal year 2016, consolidated revenue increased by $4.1 million compared to fiscal year 2015. The IBW segment revenue decreased $3.3 million due to lower sales of DAS conditioner and Repeater products. The CSG segment revenue increased $7.4 million with the majority of the increase from ISM Remotes, Integrated Cabinet and Power Distribution products offset in part by reductions in SONET/TDM products.
For IBW, the Company anticipates continued revenue declines for its line of DAS conditioner products. The functions served in DAS networks by conditioners are increasingly being integrated into larger network elements, such as DAS head-ends. The Company's new ClearLink DAS product, which includes DAS head-end and remote units, also includes conditioning functionality. The Company's ClearLink DAS product is near completion, and customer beta trials are anticipated to contribute to revenue later in fiscal year 2017. However, our sales and profitability may decline until ClearLink is successfully launched including passing customer acceptance testing and market acceptance.
In fiscal year 2015, consolidated revenue decreased by $17.9 million compared to fiscal year 2014. The Company experienced a significant decrease in its fiscal third quarter 2015 revenue as the large North American wireless service providers, the Company's largest customers, significantly slowed their capital spending during this period. This negatively impacted the Company's revenue across most product lines. The IBW segment revenue increased $24.6 million from the acquisition of CSI, where one month of revenue was included in fiscal year 2014 compared to 12 months of revenue in fiscal year 2015. The CSG segment revenue decreased $42.6 million. The revenue decline resulted primarily from the reduction in sales of ISM products of $32.6 million. In fiscal year 2014, ISM revenue included $24.3 million of equipment sales for a specific project to one customer. Revenue from that project ended in the third quarter of fiscal year 2014.

Gross profit and margin	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
IBW	$13,944	$13,715	$4,161	$229	$9,554
	40.5%	36.4%	31.8%	4.1%	4.6%
CSG	$20,572	$13,095	$36,300	$7,477	$(23,205)
	38.2%	28.2%	40.8%	10.0%	(12.6)%
Consolidated gross profit	$34,516	$26,810	$40,461	$7,706	$(13,651)
Consolidated gross margin	39.1%	31.9%	39.6%	7.2%	(7.7)%
In fiscal year 2016, consolidated gross margin increased 7.2% compared to fiscal year 2015. IBW segment gross margin increased 4.1% from product mix. CSG segment gross margin increased 10.0% due to greater sales of high margin ISM product revenue, higher overhead absorption resulting from higher revenue and decreased excess and obsolete inventory expense of $4.1 million.
In fiscal year 2015, consolidated gross margin decreased 7.7% compared to fiscal year 2014. IBW segment gross margin increased 4.6% from increased sales of higher margin CSI products. CSG segment gross margin decreased 12.6% due to lower, high margin ISM product revenue, lower overhead absorption resulting from lower revenue and increased excess and obsolete inventory expense of $1.3 million, resulting primarily from continued declining demand for SONET/TDM products.

Research and development (R&D)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
IBW	$11,059	$8,955	$1,360	$2,104	$7,595
CSG	8,258	8,393	9,979	(135)	(1,586)
Consolidated R&D expense	$19,317	$17,348	$11,339	$1,969	$6,009
Percentage of Revenue	22%	21%	11%
In fiscal year 2016, consolidated research and development expense increased $2.0 million compared to fiscal year 2015. IBW segment research and development expense increased $2.1 million due primarily to increased employee and prototype expense related to the ClearLink DAS product. CSG segment research and development expense was flat with lower employee expenses and offsetting consulting costs.
In fiscal year 2015, consolidated research and development expense increased $6.0 million compared to fiscal year 2014. IBW segment research and development expense increased $7.6 million, which was the result of the CSI acquisition. CSG segment research and development expense decreased $1.6 million resulting from lower payroll expense due to fewer employees and lower bonus expense stemming from lower performance attainment.

Sales and marketing (S&M)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated S&M expense	$15,817	$12,407	$13,304	$3,410	$(897)
Percentage of Revenue	18%	15%	13%
In fiscal year 2016, sales and marketing expense increased $3.4 million compared to fiscal year 2015. The increase was due primarily to the Company making strategic sales investments to expand customer diversification and revenue growth, which led to an increased number of sales employees, higher sales commissions to employees, salaries and travel expenses.
In fiscal year 2015, sales and marketing expense decreased $0.9 million compared to fiscal year 2014. The acquisition of CSI resulted in $3.2 million of additional sales and marketing expense, but was more than offset by a reduction of direct sales employees resulting in lower payroll and travel expense. In addition, sales commissions, which are earned on performance to targeted revenue, were lower.

General and administrative (G&A)	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated G&A expense	$9,836	$14,678	$14,027	$(4,842)	$651
Percentage of Revenue	11%	17%	14%
In fiscal year 2016, general and administrative expenses decreased $4.8 million compared to fiscal year 2015. The reduction resulted primarily from the following items: fiscal year 2015 contained $2.1 million of expense related to the departure of the former CEO; a lease restructuring completed in the fourth quarter of fiscal year 2015 decreased expenses by $1.2 million; the fair value of the contingent consideration related to the 2013 acquisition of ANTONE was reduced by $0.5 million; stock based compensation expense decreased by $1.0 million due to the lower fair value of awards in fiscal year 2016 and a $0.5 million reduction in manpower expense (employees and consultants).
In fiscal year 2015, general and administrative expenses increased $0.7 million compared to fiscal year 2014 resulting primarily from the acquisition of CSI, which added $1.9 million of expense, and $2.1 million of expense related to the departure of the former CEO. This was offset, in part, by a $1.4 million reduction in bonus expense from lower performance attainment, $0.5 million of lower payroll expenses gained from operational efficiencies from the integration of the Kentrox acquisition, a $0.6 million reduction in professional services fees relating to acquisition services and retained employee search costs included in fiscal year 2014 and $0.3 million of lower fair value adjustments related to contingent consideration.

Restructuring	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated restructuring expense	$748	$3,243	$335	$(2,495)	$2,908

In fiscal year 2016, the Company approved a plan to reduce headcount in both segments and to close its development office located in Canada. These actions were taken in the fourth quarter of fiscal year 2016, and the Company recorded a restructuring charge of $0.7 million.

In fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility. These actions were taken in the fourth quarter of fiscal year 2015, and the Company recorded a restructuring charge of $3.2 million, which $2.7 million was for office space and $0.5 million was for employee severance payments and other costs.

Intangible amortization	Fiscal Year Ended March 31,			Increase (Decrease)
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated intangible amortization	$5,554	$6,377	$4,889	$(823)	$1,488
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease of $0.8 million in fiscal year 2016 compared to fiscal year 2015 resulted primarily from product related intangibles from the acquisition of NoranTel becoming fully amortized. The increase of $1.5 million in fiscal year 2015 amortization compared to fiscal year 2014 was due primarily to the acquisition of CSI. In addition, impairment charges of $0.1 million and $0.2 million were taken in fiscal years 2015 and 2014, respectively, for a product technology asset acquired in the acquisition of NoranTel.
Goodwill impairment The Company recognized goodwill impairment of $32.0 million in fiscal year 2015. Fiscal year 2015 triggering events including continued deterioration in macroeconomic conditions, decline in market capitalization, continued operating losses, lower forecasted revenue and cash flows, and the overall decline in the Company’s net sales, required the Company to test its goodwill for impairment. As a result of the goodwill impairment evaluations, a goodwill impairment charge of $11.5 million was taken for 100% of the goodwill in the CSG segment and a charge of $20.5 million was taken for 100% of the goodwill in the IBW segment. No goodwill impairment was recorded in fiscal years 2016 and 2014.
Other income (expense) Other income (expense), net was an expense of $169,000 for fiscal year 2016. Other income (expense), net was income of $2,000 and $56,000 fiscal years 2015 and 2014, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses. Year over year variations are primarily the result of foreign currency fluctuation.

Income tax (expense) benefit Income tax benefit in fiscal years 2016, 2015 and 2014 was $0.1 million, $0.2 million, and $7.9 million, respectively.
In fiscal years 2016 and 2015, the Company continued to maintain a full valuation allowance on deferred tax assets. The Company recorded an income tax benefit of $0.1 million and $0.2 million, respectively, that resulted from foreign tax and state tax based on gross margin.
In fiscal year 2014, deferred tax liabilities of $8.3 million resulted from the acquisitions of Kentrox and CSI, relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and states with taxes based on gross margin, not taxable income.
Discontinued operations Net income from discontinued operations was $0.3 million and $0.1 million in fiscal years 2016 and 2015, respectively, and a net loss of $45,000 in fiscal year 2014.
In fiscal years 2016 and 2015, the income from discontinued operations resulted from release of contingency reserves related to the sale of ConferencePlus. In fiscal year 2014, the loss from discontinued operations resulted from ongoing legal costs related to indemnity claims from the discontinued operations.
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
Net income (loss) Net loss was $16.2 million and $58.9 million in fiscal years 2016 and 2015, respectively. Net income was $4.4 million in fiscal year 2014. The changes were due to the cumulative effects of the variances identified above.
Quarterly Results of Operations
The Company has experienced, and may continue to experience, fluctuations in quarterly results of operations. Such fluctuations in quarterly results may correspond to substantial fluctuations in the market price of the Class A Common Stock. Some factors, which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for excess or obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions.
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
For a detailed comparison of the eight quarters ended March 31, 2016, see Note 17, Quarterly Results of Operations (Unaudited), in the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
At March 31, 2016, the Company had $19.2 million in cash and cash equivalents and $10.6 million in short-term investments, consisting of bank deposits, money market funds, certificates of deposit and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and other financing alternatives along with and cash from operations will satisfy cash flow requirements for the foreseeable future.

Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities used cash of $5.6 million and $9.3 million in fiscal years 2016 and 2015, respectively, and generated cash of $1.6 million in fiscal year 2014. Cash used in fiscal year 2016 resulted primarily from $16.2 million of net loss that includes $8.4 million of depreciation, amortization and stock-based compensation expense, $0.7 million of restructuring and a $1.6 million increase in working capital. Cash used in fiscal year 2015 resulted primarily from $58.9 million of net loss that includes $32.0 million of goodwill impairment, $10.0 million of depreciation, amortization and stock-based compensation expense, $3.2 million of restructuring and a $4.3 million increase in working capital. Cash provided in fiscal year 2014 resulted primarily from net income of $4.4 million that includes $7.4 million of depreciation, amortization and stock-based compensation expense, and an $8.4 million increase in deferred tax assets and a $2.1 million decrease in working capital.
The Company’s investing activities generated cash of $11.7 million and used cash of $10.8 million and $55.3 million in fiscal years 2016, 2015, and 2014, respectively. In fiscal year 2016, the Company had net sales of short-term investments of $13.4 million and used $1.9 million for the purchases of capital property and equipment, primarily in the IBW segment. In fiscal year 2015, the Company had net purchases of short-term investments of $8.3 million, used $2.1 million for the purchases of capital property and equipment and used $0.3 million for acquisitions. In fiscal year 2014, the Company had net sales of $8.8 million of short-term investments, used $0.4 million for the purchases of capital property and equipment, used $66.2 million for acquisitions and had an increase of $2.5 million of restricted cash.
The Company’s financing activities used cash of $0.9 million and $1.7 million in fiscal years 2016 and 2015, respectively, and generated cash of $1.3 million in fiscal year 2014. The Company purchased $0.1 million, $0.9 million, and $0.4 million of its outstanding stock, which is recorded as treasury stock, and received proceeds from the exercise of stock options of $0.3 million, and $1.7 million in fiscal years 2015 and 2014, respectively. The Company paid $0.8 million and $1.1 million of contingent consideration in fiscal years 2016 and 2015, respectively, related to the acquisition of ANTONE.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2016 consisted of the following:

	Payments due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Purchase obligations	$7,086	$—	$—	$—	$—	$—	$7,086
Future minimum lease payments for operating leases	3,110	1,009	189	58	—	—	4,366
Contingent consideration	311	—	—	—	—	—	311
Future obligations and commitments	$10,507	$1,009	$189	$58	$—	$—	$11,763
As of March 31, 2016, the Company had net deferred tax assets of approximately $46.7 million before a valuation allowance of $46.7 million, resulting in a net deferred tax liability of $10,000. Also, as of March 31, 2016, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee.
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
The Company had approximately 4.4% and 0.4% of its revenue denominated in Australian and Canadian currencies, respectively, in the twelve months ended March 31, 2016. The Company estimates foreign currency market risk as the potential decrease in pretax earnings resulting from a hypothetical change in the ending exchange rate of 10%.  If such change had occurred at March 31, 2016, the impact would have been an approximately $66,000 decrease in pretax earnings reported in the Company’s Consolidated Financial Statements. Although the Company’s supply contracts are denominated in U.S. dollars, changes in foreign currency rates, particularly for Asian currencies, may have indirect impacts on the Company’s costs.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 33—62 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 63 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.
The Company’s Independent Registered Public Accounting Firm has issued an audit opinion on its assessment of the Company’s internal control over financial reporting as of March 31, 2016. This report is included on page 34.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2016, and 2015, and for each of the three fiscal years in the period ended March 31, 2016, together with the Reports of Independent Registered Public Accounting Firm, are set forth on page 33 through 62 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2016, 2015, and 2014, as applicable:
Schedule II - Valuation and Qualifying Accounts - page 63
Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.
(3) Exhibits

Exhibit Number	Document Description

2.1
Agreement and Plan of Merger, dated as of March 15, 2013, by and among Westell, Inc., Wes Acquisition Sub, Inc., Kentrox, Inc., and Investcorp Technology Ventures II, L.P. (incorporated by reference to Exhibit 2.1 to the Westell Technologies, Inc. Form 8-K filed on March 18, 2013).

2.2
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

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 18, 2015).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

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

*10.3	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-98024).

*10.4	Offer letter for Charles S. Bernstein (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015).

10.5	Lease dated September 29, 1997, between WTI (IL) QRS 12-36, Inc., and Westell, Inc. (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed on October 2, 1997).

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

*10.10(a)
Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.10(b)
Amendment No. 1 to the Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015).

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

*10.26
Form of Non-Employee Director Restricted Stock Award (as amended) under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2014).

*10.27	Offer Letter for J. Thomas Gruenwald (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 11, 2015).

*10.28
Form of Stock Option Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015 (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015).

*10.29
Form of Restricted Stock Unit Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015).

*10.30
Form of Stock Option Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

*10.31
Form of Restricted Stock Unit Award Agreement for award granted to Charles S. Bernstein on May 11, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

*10.32	Separation Agreement and Release for Mark Skurla (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

*10.33
Westell Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on July 29, 2015).

*10.34
Form of Non-Employee Director Restricted Stock Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.35
Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.36
Form of Non-Qualified Stock Option Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.37
Separation Agreement and Release between Westell Technologies, Inc. and Naveed Bandukwala (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.38
Separation Letter October 2, 2015 between Westell Technologies, Inc. and Scott Goodrich (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.39
Independent Contractor Agreement by and between Westell Technologies, Inc. and Scott Goodrich (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

*10.40	Offer Letter for Brian T. Brouillette (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

18.1	Preference letter regarding change in accounting principle (incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q filed on August 1, 2014).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.
(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2016.

WESTELL TECHNOLOGIES, INC.

By	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2016.

Signature	Title

/s/ J. Thomas Gruenwald	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
J. Thomas Gruenwald

/s/ Thomas P. Minichiello	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Thomas P. Minichiello

/s/ Amy T. Forster	Vice President and Corporate Controller (Principal Accounting Officer)
Amy T. Forster

/s/ Fared Adib	Director
Fared Adib

/s/ Jeannie H. Diefenderfer	Director
Jeannie H. Diefenderfer

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Martin Hernandez	Director
Martin Hernandez

/s/ Eileen A. Kamerick	Director
Eileen A. Kamerick

/s/ Robert C. Penny III	Director
Robert C. Penny III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westell Technologies, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and subsidiaries

We have audited Westell Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Westell Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westell Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westell Technologies, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016, and our report dated May 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 24, 2016

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$19,169	$14,026
Short-term investments	10,555	23,906
Accounts receivable (net of allowance of $53 at both March 31, 2016 and 2015)	16,361	11,845
Inventories	13,498	16,205
Prepaid expenses and other current assets	1,900	3,285
Land held-for-sale	—	264
Total current assets	61,483	69,531
Non-current assets:
Land, property and equipment, gross	17,198	16,084
Less accumulated depreciation and amortization	(13,221)	(12,481)
Land, property and equipment, net	3,977	3,603
Intangible assets, net	20,388	25,942
Other non-current assets	183	258
Total assets	$86,031	$99,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,856	$4,011
Accrued expenses	3,426	4,602
Accrued restructuring	1,537	1,161
Accrued compensation	2,506	974
Contingent consideration	311	1,184
Deferred revenue	1,601	2,415
Total current liabilities	17,237	14,347
Deferred revenue non-current	1,236	751
Net deferred income tax liability	10	46
Accrued restructuring non-current	550	1,642
Contingent consideration non-current	—	400
Other non-current liabilities	314	409
Total liabilities	19,347	17,595
Commitments and contingencies (see Notes 2 and 6)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 47,184,725 and 46,839,361 shares at March 31, 2016 and 2015, respectively	472	468
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both March 31, 2016 and 2015	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	414,374	413,026
Treasury stock at cost – 17,560,758 and 17,466,855 shares at March 31, 2016 and 2015, respectively	(35,174)	(35,066)
Cumulative translation adjustment	608	608
Accumulated deficit	(313,735)	(297,436)
Total stockholders’ equity	66,684	81,739
Total liabilities and stockholders’ equity	$86,031	$99,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2016	2015	2014
Revenue	$88,203	$84,127	$102,073
Cost of revenue	53,687	57,317	61,612
Gross profit	34,516	26,810	40,461
Operating expenses:
Research and development	19,317	17,348	11,339
Sales and marketing	15,817	12,407	13,304
General and administrative	9,836	14,678	14,027
Intangible amortization	5,554	6,377	4,889
Restructuring	748	3,243	335
Goodwill impairment	—	31,997	—
Total operating expenses	51,272	86,050	43,894
Operating income (loss) from continuing operations	(16,756)	(59,240)	(3,433)
Other income (expense), net	169	(2)	(56)
Income (loss) before income taxes and discontinued operations	(16,587)	(59,242)	(3,489)
Income tax (expense) benefit	102	201	7,910
Net income (loss) from continuing operations	(16,485)	(59,041)	4,421
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $(171), $(88) and $0 for fiscal years 2016, 2015 and 2014, respectively	273	139	(45)
Net income (loss)	$(16,212)	$(58,902)	$4,376
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.27)	$(0.98)	$0.08
Basic net income (loss) from discontinued operations	—	—	—
Basic net income (loss) per share	$(0.27)	$(0.98)	$0.07	(1)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.27)	$(0.98)	$0.07
Diluted net income (loss) from discontinued operations	—	—	—
Diluted net income (loss) per share	$(0.27)	$(0.98)	$0.07
Weighted-average number of shares outstanding:
Basic	60,786	59,985	58,786
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(2)	—	—	1,262
Diluted	60,786	59,985	60,048

(1) Sums may not total due to rounding.
(2) The Company has 3.7 million and 3.3 million shares represented by common stock equivalents for the twelve months ended March 31, 2016 and 2015, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. The Company had 0.6 million common stock equivalents represented by options for the twelve months ended March 31, 2014, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2016	2015	2014
Net income (loss)	$(16,212)	$(58,902)	$4,376
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	$(16,212)	$(58,902)	$4,376
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2013	$450	$139	$406,638	$608	$(242,910)	$(33,848)	$131,077
Net income (loss)	—	—	—	—	4,376	—	4,376
Common stock issued	10	—	1,667	—	—	—	1,677
Purchase of treasury stock	(1)	—	—	—	—	(358)	(359)
Stock-based compensation	—	—	1,871	—	—	—	1,871
Balance, March 31, 2014	$459	$139	$410,176	$608	$(238,534)	$(34,206)	$138,642
Net income (loss)	—	—	—	—	(58,902)	—	(58,902)
Common stock issued	12	—	245	—	—	—	257
Purchase of treasury stock	(3)	—	—	—	—	(860)	(863)
Stock-based compensation	—	—	2,605	—	—	—	2,605
Balance, March 31, 2015	$468	$139	$413,026	$608	$(297,436)	$(35,066)	$81,739
Cumulative adjustment adoption ASU 2016-09 (1)	—	—	87	—	(87)	—	—
Net income (loss)	—	—	—	—	(16,212)	—	(16,212)
Common stock issued	4	—	(4)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(108)	(108)
Stock-based compensation	—	—	1,265	—	—	—	1,265
Balance, March 31, 2016	$472	$139	$414,374	$608	$(313,735)	$(35,174)	$66,684

(1) See Note 3 and Note 9 for discussion of our adoption of ASU 2016-09 (as defined in Note 3).

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(16,212)	$(58,902)	$4,376
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,098	7,416	5,511
Goodwill impairment	—	31,997	—
Stock-based compensation	1,265	2,605	1,871
Exchange rate loss (gain)	(38)	23	33
Impairment loss or loss (gain) on sale of fixed assets	14	117	8
Restructuring	748	3,243	335
Deferred taxes	(36)	(127)	(8,440)
Changes in assets and liabilities:
Accounts receivable	(4,476)	3,986	(2,139)
Inventories	2,707	8,186	595
Prepaid expenses and other current assets	1,385	(1,661)	742
Other assets	75	137	190
Deferred revenue	(329)	605	(404)
Accounts payable and accrued expenses	660	(3,492)	(3,223)
Accrued compensation	1,532	(3,420)	2,142
Net cash provided by (used in) operating activities	(5,607)	(9,287)	1,597
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	18,159	22,776	28,514
Maturities of other short-term investments	7,912	1,985	3,682
Purchases of held-to maturity short-term debt securities	(12,720)	(24,662)	(21,955)
Purchases of other short-term investments	—	(8,421)	(1,476)
Purchases of property and equipment	(1,932)	(2,137)	(443)
Proceeds from sale of assets	264	—	—
Acquisitions, net of cash acquired	—	(304)	(66,170)
Changes in restricted cash	—	—	2,500
Net cash provided by (used in) investing activities	11,683	(10,763)	(55,348)
Cash flows from financing activities:
Purchases of treasury stock	(108)	(863)	(359)
Payment of contingent consideration	(808)	(1,104)	—
Proceeds from stock options exercised	—	257	1,677
Net cash provided by (used in) financing activities	(916)	(1,710)	1,318
Gain (loss) of exchange rate changes on cash	(17)	(7)	(7)
Net increase (decrease) in cash and cash equivalents	5,143	(21,767)	(52,440)
Cash and cash equivalents, beginning of period	14,026	35,793	88,233
Cash and cash equivalents, end of period	$19,169	$14,026	$35,793
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$60	$14	$965

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation:
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products, which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development.
Discontinued Operations
Sale of Conference Plus, Inc.
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. (CPI) to Arkadin for $40.3 million in cash. Of the total sale price, $4.1 million was placed in escrow at closing for the purpose of post-closing claims. During the fiscal year 2013, the Company recorded a contingent liability of $1.5 million, pre-tax, relating to claims raised by Arkadin under the indemnity provisions of the purchase sales agreement. In fiscal years 2013 and 2014, $1.6 million and $2.5 million of the escrow were released with $3.0 million returned to the Company and $1.1 million paid to Arkadin. In fiscal years 2016 and 2015, the Company reversed the remaining contingency reserve related to potential indemnity claims that resulted in $0.4 million and $0.2 million, respectively, of pre-tax income from discontinued operations.
CNS Asset Sale
On April 15, 2011, the Company sold certain assets and transferred certain liabilities of the Customer Networking Solutions (CNS) segment to NETGEAR, Inc. for $36.7 million in cash. The Company retained a major CNS customer relationship and contract, which it completed in December 2011, and also retained the Homecloud product development program. The Company discontinued the remaining operations of the CNS segment in the first quarter of fiscal year 2014.
The Consolidated Statements of Cash Flows include discontinued operations.
Income (loss) before income taxes reported in discontinued operations is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2016	2015	2014
CPI income (loss) before income taxes	$444	$227	$—
CNS income (loss) before income taxes	—	—	(45)
Total discontinued operations income (loss) before income taxes	$444	$227	$(45)
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

Reclassifications
Certain amounts in the Consolidated Balance Sheets for prior periods have been reclassified to reflect the impact of adoption of the Financial Accounting Standards Board (FASB) accounting standard update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) described in Note 3. These reclassifications had no impact on previously reported amounts for total stockholders' equity or net income (loss).
Note 2. Acquisitions:
CSI Acquisition
On March 1, 2014, the Company's wholly-owned subsidiary, Westell, Inc. acquired 100% of the outstanding shares of Cellular Specialties, Inc. (CSI) for a purchase price of $39.0 million in cash, plus a $5.0 million working capital adjustment. CSI was an innovator of in-building wireless connectivity solutions for 3G/4G cellular services enabling indoor wireless coverage anytime, anywhere. ClearLink, CSI’s high performance, low PIM brand of in-building products are designed for distributed antenna systems (DAS). ClearLink products included Universal DAS interface Trays (UDIT), passive DAS interface units, system components, and antennas. CSI’s portfolio also included digital repeaters, bi-directional amplifiers, and E911 and location-based enhancement solutions for wireless networks.
The Company incurred $39,000 and $0.2 million of related acquisition costs in fiscal years 2015 and 2014, respectively, which were expensed as incurred and reflected in general and administrative costs in the Consolidated Statement of Operations.
The results of CSI's operations have been included in the Consolidated Financial Statements since the date of acquisition and are reported within the In-Building Wireless (IBW) reporting segment. CSI contributed $3.7 million to revenue and $0.4 million to operating loss in fiscal year 2014.
Kentrox Acquisition
On April 1, 2013, the Company's wholly-owned subsidiary, Westell, Inc., acquired 100% of the outstanding shares of Kentrox, Inc. (Kentrox) for a purchase price of $30.0 million in cash, plus a $1.3 million working capital adjustment, pursuant to an agreement dated March 15, 2013.  Kentrox was a worldwide leader in intelligent site management solutions, providing comprehensive monitoring, management and control of any site. The machine-to-machine communications Kentrox offered enable service providers, tower operators, and other network operators to reduce operating costs while improving network performance. Kentrox provided solutions to customers in North and South America, Australia, Africa, and Europe. The acquisition added a highly complementary product line that is wireless focused, software centric and globally deployed.
The results of Kentrox's operations have been included in the Consolidated Financial Statements since the date of acquisition and are included in the CSG operating segment.
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
Short-term Investments
Certificates of deposit held for investment with an original maturity greater than 90 days are carried at cost and reported as Short-term investments on the Consolidated Balance Sheets. The certificates of deposit are not debt securities. The Company also invests in debt instruments consisting of pre-refunded municipal bonds. The income and principal from these pre-refunded bonds are secured by an irrevocable trust holding U.S Treasury securities. The bonds have original maturities of greater than 90 days, but remaining maturities of less than one year. The pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount less payment discounts and estimated allowance for doubtful accounts. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company provides allowances for bad debts against amounts due to reduce the net realized receivable to the amount it reasonably believes will be collected.
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
The components of inventories are as follows:

	March 31,
(in thousands)	2016	2015
Raw materials	$6,174	$5,392
Work-in-process	237	189
Finished goods	7,087	10,624
Total inventories	$13,498	$16,205
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets generally consist of prepaid product royalty, prepaid maintenance agreements and prepaid rent, which are amortized as expense generally over the term of the underlying contract or estimated product life.
Land, Property and Equipment
Land, property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life. The estimated useful lives for machinery and equipment range from 5 to 7 years and for office, computer and research equipment from 2 to 5 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized.
Depreciation expense from continuing operations was $1.5 million, $1.0 million and $0.6 million for fiscal years 2016, 2015 and 2014, respectively. In accordance with ASC topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with an acquisition and sold 4 acres in April 2015 for $264,000. As of March 31, 2015, the land sold was classified as held-for-sale. The remaining 12 acres of land remains on the market. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2016 and 2015. A land impairment of $0.1 million was recorded in general and administrative expense using the recent selling price in fiscal year 2015. No impairment losses were recorded in fiscal years 2016 or 2014.
The components of fixed assets are as follows:

	March 31,
(in thousands)	2016	2015
Land	$672	$672
Machinery and equipment	2,106	1,701
Office, computer and research equipment	6,761	6,260
Leasehold improvements	7,659	7,451
Land, property and equipment, gross	$17,198	$16,084
Less accumulated depreciation and amortization	(13,221)	(12,481)
Land, property and equipment, net	$3,977	$3,603
Goodwill and Other Intangibles
Goodwill is the excess of the total purchase consideration transferred over the amounts allocated to identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill is not amortized, but it is tested for impairment at the reporting unit level by first performing a qualitative approach to test goodwill for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step quantitative goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.
Goodwill is reviewed for impairment at least annually in accordance with ASC topic 350, Intangibles-Goodwill and Other (ASC 350), or when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual impairment test on January 1 of each fiscal year and begins with a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.
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
The Company determined there were triggering events and performed quantitative analysis of goodwill in fiscal year 2015 and concluded all goodwill was impaired. See Note 5, Goodwill and Intangibles for further discussion of goodwill and intangible evaluations.
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
Revenue recognition on equipment, where software is incidental to the product as a whole or, where software is essential to the equipment’s functionality and falls under software accounting scope exceptions, generally occurs when products are shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain, collection is reasonably assured and warranty can be estimated.
Revenue recognition, where software is more than incidental to the product as a whole or, where software is sold on a stand-alone basis is recognized when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services are recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.
When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables, so the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchical literature to separate those elements from each other and apply the relevant guidance to each.
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
The Company has established VSOE. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.
The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold.
The Company records revenue net of sales returns and sale taxes in accordance with ASC topic 605, Revenue Recognition (ASC 605).
Shipping and Handling
Freight billed to customers is recorded as revenue. The Company classifies shipping and handling costs associated with the distribution of finished product to our customers as cost of revenue.
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

Stock-based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the awards grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, and expected dividend yield. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The Company early adopted ASU 2016-09 during the quarter ended March 31, 2016. ASU 2016-09 includes the following changes to the accounting for share-based payments that will have an impact to the Company's reported financial results:

•
All excess tax benefits and tax deficiencies arising from stock compensation arrangements are recognized as an income tax benefit or expense in the income statement instead of as an adjustment to additional paid in capital (APIC). The APIC pool is eliminated. In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding. The transition guidance related to these changes requires prospective application.

•
Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The transition guidance related to this change requires prospective application.

•
An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company used a modified retrospective transition method to recognize $1.6 million of unrecorded excess tax benefits and an offsetting valuation allowance with no impact to retained earnings.

•	The threshold to qualify for equity classification for an award permits withholding of up to the maximum statutory tax rates in the applicable jurisdictions instead of the minimum statutory tax rates.

•	The Company made the policy election to recognize forfeitures as they occur, which resulted in a cumulative-effect adjustment to beginning retained earnings of $87,000.
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
Foreign Currency
The Company’s primary foreign currency exposure is subject to fluctuations in exchange rates for the U.S. dollar versus the Australian and Canadian dollar and the related effects on receivables and payables denominated in those currencies. The functional currency for Noran Tel, the Company's foreign subsidiary located in Canada, is the U. S. dollar. The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, accounts payable, and cash as a component of other income (expense), net on the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes under the provisions of ASC topic 740, Income Taxes (ASC 740). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (NOL) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense. See Note 4 for further discussion of the Company’s income taxes.
In November 2015, the FASB issued ASU 2015-17, which requires that all tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. In the quarter ended December 31, 2015, the Company early adopted ASU 2015-17 with retrospective application, which resulted in the following reclassification from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of March 31, 2015:

Balance Sheet Classification	March 31, 2015 (As Reported)	Reclassification	March 31, 2015 (As Reclassified)
Deferred income taxes	$1,043	$(1,043)	$—
Deferred income tax liability	$1,089	$(1,043)	$46
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact that ASU 2016-02 will have on the Company's Consolidated Financial Statements and related disclosures.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its Consolidated Financial Statements or related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that ASU 2014-09 will have on the Company's Consolidated Financial Statements and related disclosures.
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

The income tax expense (benefit) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2016	2015	2014
Federal:
Current	$—	$—	$6
Deferred	(142)	13	(6,683)
	(142)	13	(6,677)
State:
Current	135	(31)	433
Deferred	(28)	(87)	(1,589)
	107	(118)	(1,156)
Foreign:
Current	(32)	31	56
Deferred	(35)	(127)	(133)
	(67)	(96)	(77)
Total	$(102)	$(201)	$(7,910)
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
Meals and entertainment	(0.4)	(0.1)	(1.5)
State income tax, net of federal tax effect	2.3	3.8	2.4
Valuation allowance	(32.3)	(17.4)	192.5
Goodwill impairment	—	(19.0)	—
Deferred tax adjustments	—	(0.1)	8.3
Foreign tax credit	(0.1)	—	3.3
Equity compensation	(2.9)	(0.8)	(6.4)
Capitalized transaction costs	—	—	(2.7)
Other	—	(0.1)	(3.2)
Effective income tax rate	0.6%	0.3%	226.7%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2016	2015
Deferred income tax assets:
Allowance for doubtful accounts	$19	$17
Alternative minimum tax credit carryforward	697	697
Foreign tax credit carryforward	821	824
Depreciation	1,146	1,025
Deferred revenue	1,092	1,227
Accrued compensation	1,130	887
Inventory reserves	3,804	3,492
Accrued warranty	168	196
Net operating loss carryforward	41,103	35,380
Accrued restructuring	701	1,048
Other	1,075	1,679
Gross deferred tax assets	51,756	46,472
Valuation allowance	(46,683)	(39,667)
Net deferred income tax assets	5,073	6,805
Deferred income tax liabilities:
Intangibles and goodwill	(5,083)	(6,851)
Net deferred income tax liabilities	$(10)	$(46)
Net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	March 31,
(in thousands)	2016	2015
Deferred income tax assets	$—	$—
Deferred income tax liability	(10)	(46)
Net deferred income tax liabilities	$(10)	$(46)
In fiscal years 2016 and 2015, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance increased by $7.0 million in fiscal year 2016. The Company recorded an income tax benefit from continuing operations of $0.1 million and $0.2 million, respectively, that resulted from foreign tax and state tax based on gross margin.
In fiscal year 2014, the Company continued to fully reserve deferred tax assets. The Company acquired Kentrox and CSI in stock transactions. Deferred tax liabilities of $8.3 million resulted from the acquisitions relating primarily to acquired intangible assets. The Company's anticipated ability to realize deferred tax assets from the reversal of these deferred tax liabilities resulted in a reversal of valuation allowance. Income tax expense, excluding the impact of the acquisitions noted above, was $0.4 million primarily from state income tax expense in non-unitary states and states with taxes based on gross margin, not taxable income.
The Company has, on a tax effected basis, approximately $1.5 million in tax credit carryforwards and $34.8 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. The federal net operating loss carryforwards begin to expire in fiscal year 2023. State net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $6.3 million. The state net operating loss carryforwards begin to expire in fiscal year 2017.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2015 and 2016 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2014	$2,776
Additions from acquisitions	186
Unrecognized tax benefits at March 31, 2015	2,962
Additions based on positions related to fiscal year 2016	—
Unrecognized tax benefits at March 31, 2016	$2,962
If the unrecognized tax benefit balances at March 31, 2016, and 2015, were recognized, it would affect the effective tax rate.
The Company recognized interest and penalties of $2,000, $6,000 and $3,000 as a component of income tax expense as of March 31, 2016, 2015, and 2014, respectively.   As of March 31, 2016 and 2015, accrued interest and penalties were $9,800 and $8,400, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2012	-	2015
U.S. State	2011	-	2015
Foreign	2011	-	2015
Note 5. Goodwill and Intangible Assets:
The Company has recorded intangible assets, such as goodwill, trademark, developed technology, non-compete agreements, backlog, and customer relationships, and accounts for these in accordance with ASC 350. ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.
Goodwill
The Company had no goodwill at March 31, 2015 or 2016.
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
During the third quarter ended December 31, 2014, due to the continuing decline in the market price of the Company’s stock, the market capitalization of the Company fell further below the carrying value, indicating the need to perform another interim evaluation of goodwill. As a result, in connection with preparation of the financial statements for the quarter ended December 31, 2014, the Company considered these factors as a triggering event and performed an interim evaluation of goodwill using a two-step quantitative assessment. The first step compared the fair value of the IBW reporting unit with the carrying value as of December 31, 2014, and determined that the unit's fair value was below its carrying value and recorded an impairment charge of $20.5 million in the quarter ended December 31, 2014.

Changes in the carrying amounts of goodwill by reporting units are as follows:

(in thousands)	Kentrox	CSI	CSG	IBW	Total
March 31, 2014 balance, net	$11,450	$20,547	$—	$—	$31,997
Change in reporting units	(11,450)	(20,547)	11,450	20,547	—
Goodwill impairment	—	—	(11,450)	(20,547)	(31,997)
March 31, 2015 and March 31, 2016 balance, net	$—	$—	$—	$—	$—
Intangible Assets
Intangible assets include finite lived customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Intangible asset impairment charges are presented in intangible amortization on the Consolidated Statements of Operations.
In fiscal year 2014, the Company determined that the Noran Tel trade name would be phased out over a one year period and therefore started to amortize the intangible asset over its remaining useful life. Indicators of impairment were present with the declining revenue from legacy products in the Westell segment and the Company performed an evaluation to test intangible assets related to those products for recoverability. The Company concluded that the transmission product technology intangible acquired with the Noran Tel acquisition was impaired. A $0.2 million charge resulted recorded in intangible amortization expense to reduce the value of the asset to $0.2 million, which will be amortized over the remaining useful life of two years.

In fiscal years 2015 and 2016, due to the indications of impairment noted above, the Company reviewed finite-lived assets for impairment. The review resulted in a $0.1 million impairment loss in the CSG segment in fiscal year 2015 and no impairment in fiscal year 2016.
The following table presents details of the Company’s intangibles from historical acquisitions:

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	24,867	(10,926)	13,941	24,867	(7,917)	16,950
Product technology	45,234	(39,455)	5,779	45,234	(37,370)	7,864
Non-compete	510	(510)	—	510	(276)	234
Trade name and trademark	1,848	(1,180)	668	1,848	(954)	894
Total finite-lived intangible assets, net	$73,989	$(53,601)	$20,388	$73,989	$(48,047)	$25,942
The finite-lived intangibles are being amortized over periods of two to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations was $5.6 million, $6.4 million and $4.9 million in fiscal years 2016, 2015 and 2014. The following is the expected future amortization by fiscal year:

(in thousands)	2017	2018	2019	2020	2021	Thereafter
Intangible amortization expense	$4,738	$4,210	$3,440	$2,548	$2,201	$3,251

Note 6. Commitments and Contingencies:
Obligations
The Company leases a corporate facility in Aurora, Illinois. This location houses corporate administration, sales, marketing and the CSG segment product distribution, engineering and manufacturing pursuant to a lease that originated in 1997 and runs through September 2017. The rental payments are currently $2.1 million a year. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC topic 840, Leases (ASC 840), the Company recorded a long-term deferred lease liability of $107,000 and $286,000 presented in other long-term liabilities and a short-term deferred lease liability of $182,000 and $155,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2016 and 2015, respectively, to account for the straight-line impact on the rental payments. The CSG segment leased an engineering office, located in Regina, Canada, which was terminated on March 31, 2016. The CSG segment also leases an engineering and service center in Dublin, Ohio, which runs through 2019. The IBW segment leases a manufacturing and distribution center and an office in Manchester, New Hampshire. The IBW segment leases runs through 2018. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $1.8 million, $3.1 million and $2.8 million for fiscal years 2016, 2015 and 2014, respectively. In fiscal years 2016, 2015 and 2014, rent expense was offset by $0.1 million, $0.1 million and $0.1 million of sublease income, respectively. In fiscal year 2016, $1.1 million of lease payments reduced accrued reorganization.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of March 31, 2016 consisted of the following:

	Payments due by fiscal year
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Purchase obligations (1)	$7,086	$—	$—	$—	$—	$—	$7,086
Future minimum lease payments for operating leases	3,110	1,009	189	58	—	—	4,366
Contingent consideration	311	—	—	—	—	—	311
Future obligations and commitments	$10,507	$1,009	$189	$58	$—	$—	$11,763
(1) A reserve for a net loss on firm purchase commitments of $388,000 and $675,000 is recorded on the balance sheet as of March 31, 2016 and March 31, 2015, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2016 and March 31, 2015, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2015, the Company had total contingency reserves of $0.4 million related to the discontinued operations of ConferencePlus, which was sold in fiscal year 2012. The contingency reserve was removed in fiscal year 2016 when the indemnity period expired and resulted in a pre-tax gain of $0.4 million, which is presented in Income from discontinued operations. Contingency reserves are classified as accrued expenses on the Consolidated Balance Sheets. In fiscal year 2015, $0.2 million of a previously recorded reserve was reversed and is presented in Income from discontinued operations. See Note 1, Basis of Presentation.
Additionally, the Company has contingent cash consideration payable related to the May 15, 2012 acquisition ANTONE Wireless Corporation (ANTONE).  The ANTONE contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and certain indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. As of March 31, 2016 and March 31, 2015, the fair value of the contingent consideration liability, after an offset for a working capital adjustment and an indemnification claim for warranty obligations, is $0.3 million and $1.6 million, respectively. In fiscal years 2016 and 2015, the Company made contingent consideration payments of $0.8 million and $1.1 million, respectively. See Note 13.

Note 7. Product Warranties:
The Company’s products in the CSG segment carry a limited warranty ranging from one to seven years and from one to five years for the products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $229,000 and $383,000 as of March 31, 2016 and 2015, respectively, and are presented on the Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $207,000 and $122,000 as of March 31, 2016 and 2015, respectively, and are presented on the Consolidated Balance Sheets as other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2016	2015
Total product warranty reserve, beginning of period	$505	$328
Warranty expense	235	446
Utilization	(304)	(269)
Total product warranty reserve, end of period	$436	$505
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
Share Repurchase Programs
On August 29, 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the August 2011 authorization). In fiscal years 2016, 2015 and 2014, there were no repurchases under the August 2011 authorization. As of March 31, 2016, there was approximately $0.1 million remaining for additional share repurchases under this authorization.
In fiscal years 2016, 2015 and 2014, the Company repurchased from employees 93,903 shares, 335,890 shares and 161,699 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $1.16, $2.57 and $2.22, respectively.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2016, a total of 13,937,150 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 13, 2016, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 50.3% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs. Penny III, Foskett and McDonough, Jr., as trustees of the Voting Trust and other trusts, control 54.2% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.

Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2014, 2015 and 2016:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury Shares
Total shares outstanding, March 31, 2013	44,970	13,937	(16,969)
Options exercised	808	—	—
Purchases of Treasury Stock	(162)	—	(162)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	237	—	—
Total shares outstanding, March 31, 2014	45,853	13,937	(17,131)
Options exercised	415	—	—
Purchases of Treasury Stock	(336)	—	(336)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	907	—	—
Total shares outstanding, March 31, 2015	46,839	13,937	(17,467)
Purchases of Treasury Stock	(94)	—	(94)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	440	—	—
Total shares outstanding, March 31, 2016	47,185	13,937	(17,561)

In April 2016, the Compensation Committee granted 1.3 million restricted stock units (RSUs) and 1.3 million stock options to executives and other employees pursuant to the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (see Note 9).
Note 9. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaces the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2015 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the foregoing Share limit. There are a total of 6,014,433 shares available for issuance under the 2015 Plan as of March 31, 2016. The stock options, restricted stock awards, and RSUs awarded granted under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. PSUs earned vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. As a result of the early adoption of ASU 2016-09 described in Note 3, the Company made the policy election to account for forfeitures as they occur. Using a modified retrospective transition method, the $87,000 impact of this policy election was recorded as a cumulative-effect adjustment to retained earnings. The Company issues new shares of stock for awards under the 2015 Plan.

Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2016	2015	2014
Cost (benefit) of revenue	$(5)	$89	$53
Sales and marketing	221	170	337
Research and development	310	452	338
General and administrative	739	1,894	1,143
Stock-based compensation	1,265	2,605	1,871
Income tax benefit	—	—	—
Total stock-based compensation, after taxes	$1,265	$2,605	$1,871
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
The Company recorded expense of $0.2 million in each of the fiscal years ended March 31, 2016, 2015 and 2014 related to stock options. The Company received proceeds from the exercise of stock options of $0.3 million, and $1.7 million in fiscal years 2015 and 2014, respectively. The total intrinsic value of options exercised during the fiscal years 2015 and 2014 was $0.4 million, and $1.3 million, respectively. The were no options exercised in fiscal year 2016.
Option activity for the fiscal year ended March 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2015	1,170,515	$2.20
Granted	1,567,500	$1.21
Exercised	—	$—
Forfeited	(302,500)	$1.52
Expired	(588,015)	$2.37
Outstanding on March 31, 2016	1,847,500	$1.42	5.6	$9
Exercisable on March 31, 2016	244,667	$2.18	2.8	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2016, there was $0.7 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2016	2015	2014
Input assumptions:
Expected volatility	48%	45%	42%
Risk-free interest rate	1.3%	1.2%	1.1%
Expected life	4 years	4 years	5 years
Expected dividend yield	0%	0%	0%
Output weighted-average grant date fair value	$0.46	$0.63	$0.91
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2016, 2015 and 2014, non-employee directors received grants of 110,000, 100,000 and 90,000 shares, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant. On September 16, 2014, the Board of Directors modified the vesting provisions on all outstanding non-employee director restricted stock awards to include an accelerated vesting provision triggered upon a termination of service as a director following a failure to be nominated by the Board of Directors for re-election as a director. As a result of that modification, the requisite service period on all non-vested restricted stock, at the time of the modification, was shortened to the then next expected nomination date in July 2015.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	170,000	$2.98
Granted	110,000	$1.18
Vested	(62,500)	$2.94
Forfeited	—	$—
Non-vested as of March 31, 2016	217,500	$2.07
The Company recorded $0.2 million, $0.5 million, and $0.5 million of expense in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, related to restricted stock. As of March 31, 2016, there was $0.1 million of pre-tax unrecognized compensation expense, including estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.5 years. The total intrinsic fair value of shares vested during the fiscal years ended March 31, 2016, 2015, and 2014, was $0.1 million, $1.2 million, and $0.7 million, respectively.
Restricted Stock Units (RSUs)
In fiscal years 2016, 2015 and 2014, there were 1,502,500, 780,500 and 1,182,000 shares, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.
The Company recorded stock-based compensation expense of $0.9 million, $1.7 million and $0.9 million for RSUs in fiscal years 2016, 2015 and 2014, respectively. As of March 31, 2016, there was approximately $2.3 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The total intrinsic fair value of RSUs vested during the fiscal years ended March 31, 2016, 2015, and 2014, was $0.3 million, $1.5 million, and $0.5 million, respectively.

The following table sets forth the RSUs activity for the fiscal year ended March 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,409,750	$2.72
Granted	1,502,500	$1.21
Vested	(303,500)	$2.72
Forfeited	(765,375)	$2.46
Non-vested as of March 31, 2016	1,843,375	$1.59
Performance-based RSUs (PSUs)
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis. The Company recognizes compensation expense using the accelerated attribution model based on the market value of Westell Technologies stock on the date of grant.
In fiscal year 2016, there were no PSUs granted.
In fiscal year 2015, certain executives were granted a total of 217,500 PSUs at target. The performance targets in fiscal years 2016 and 2015 for the fiscal year 2015 grants were not achieved and therefore no shares were earned in the first or second measurement periods.
In fiscal year 2014, certain executives were granted a total of 285,000 PSUs at target. The performance in fiscal year 2014 measured against the first performance target resulted in the executives earning 94% of the PSUs. The targets in the second and third performance measurement period in fiscal years 2015 and 2016, respectively, were not achieved and therefore no additional PSUs were earned in those periods.
The Company recorded stock-based compensation expense of $0.0 million and $0.1 million and $0.3 million for PSUs in fiscal years 2016, 2015 and 2014, respectively. As of March 31, 2016, there was approximately $10,000 of pre-tax unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 1.0 year. The total intrinsic fair value of PSUs vested during fiscal years 2016 and 2015 was $31,000 and $0.3 million. There were no PSUs that vested in fiscal year 2014.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2015	181,888	$3.14
Granted	—	$—
Vested	(25,767)	$2.47
Forfeited	(92,046)	$3.22
Non-vested as of March 31, 2016	64,075	$3.29
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
• OSP solutions, which are sold to wireless and wireline service providers as well as to industrial network operators, consist of a broad range of offerings, including integrated cabinets, power distribution panels; copper and fiber connectivity; and synchronous optical networks/time division multiplexing (SONET/TDM) network interface units.
Segment information for the fiscal years ended March 31, 2016, 2015 and 2014, is set forth below:

	Fiscal Year Ended March 31, 2016
(in thousands)	IBW	CSG	Total
Revenue	$34,407	$53,796	$88,203
Gross profit	13,944	20,572	34,516
Gross margin	40.5%	38.2%	39.1%
Research and development	11,059	8,258	19,317
Segment profit	$2,885	$12,314	15,199
Operating expenses:
Sales and marketing			15,817
General and administrative			9,836
Intangible amortization			5,554
Restructuring			748
Operating income (loss) from continuing operations			(16,756)
Other income (expense), net			169
Income tax (expense) benefit			102
Net income (loss) from continuing operations			$(16,485)

	Fiscal Year Ended March 31, 2015
(in thousands)	IBW	CSG	Total
Revenue	$37,714	$46,413	$84,127
Gross profit	13,715	13,095	26,810
Gross margin	36.4%	28.2%	31.9%
Research and development	8,955	8,393	17,348
Segment profit	$4,760	$4,702	9,462
Operating expenses:
Sales and marketing			12,407
General and administrative			14,678
Intangible amortization			6,377
Restructuring			3,243
Goodwill impairment			31,997
Operating income (loss) from continuing operations			(59,240)
Other income (expense), net			(2)
Income tax (expense) benefit			201
Net income (loss) from continuing operations			$(59,041)

	Fiscal Year Ended March 31, 2014
(in thousands)	IBW	CSG	Total
Revenue	$13,096	$88,977	$102,073
Gross profit	4,161	36,300	40,461
Gross margin	31.8%	40.8%	39.6%
Research and development	1,360	9,979	11,339
Segment profit	$2,801	$26,321	29,122
Operating expenses:
Sales and marketing			13,304
General and administrative			14,027
Intangible amortization			4,889
Restructuring			335
Operating income (loss) from continuing operations			(3,433)
Other income (expense), net			(56)
Income tax (expense) benefit			7,910
Net income (loss) from continuing operations			$4,421

Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2016, 2015 and 2014. More than 90% of the Company's long-lived assets are located in the United States.
Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Verizon	23.1%	30.5%	23.9%
AT&T	11.1%	9.2%	8.8%
Telamon	4.4%	5.8%	30.3%

Verizon, AT&T and Telamon are customers of both reporting segments.
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2016	2015
Verizon	32.8%	30.4%
AT&T	12.8%	12.7%
Note 11. Restructuring:
In the fourth quarter of fiscal year 2016, the Company approved a plan to restructure its business, including reduction of headcount and lease termination costs related to the design center in Canada, to bring operating costs and expenses in-line with anticipated business volumes (the 2016 restructuring). The 2016 restructuring was completed during the fourth quarter of fiscal year 2016 during which the Company recognized a restructuring expense of $0.7 million. The 2016 restructuring costs are expected to be paid in the first quarter of fiscal year 2017.
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, including a non-cash charge of

$2.7 million in other associated costs related to a loss on a lease (the 2015 restructuring). The loss on the lease includes lease liabilities offset by estimated sublease income. As of March 31, 2015, $1.2 million and $1.6 million of the restructuring costs primarily related to the office space are unpaid and accrued on the Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The 2015 restructuring costs are expected to be paid by fiscal year 2018 concurrent with the termination date of the contractual lease.
In fiscal year 2014, the Company acquired Kentrox and identified 12 redundant employees who exited the business after a period of time (the 2014 restructuring). The Company recognized restructuring expense of $55,000 and $335,000 in fiscal years 2015 and 2014, respectively, for severance for these transitional employees. The total cost of this action was $390,000. The 2014 restructuring was completed during the first quarter of fiscal year 2015. As of March 31, 2014, $278,000 of these costs had been paid leaving an unpaid balance of $57,000, which is presented on the Consolidated Balance Sheets within accrued restructuring. As of March 31, 2015 all of these costs have been paid.
As of March 31, 2016, $1.5 million and $0.6 million of the reorganization costs, primarily related to the office space from the 2015 restructuring, are unpaid and accrued on the Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively.
Total fiscal year 2016 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2015	$15	$2,788	$2,803
Charged	674	74	748
Unrealized foreign currency exchange rate (gain) loss	15	—	15
Payments	(263)	(1,216)	(1,479)
Liability at March 31, 2016	$441	$1,646	$2,087
Total fiscal year 2015 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2014	$57	$—	$57
Charged	337	2,906	3,243
Accelerated depreciation of leasehold improvements	—	(72)	(72)
Payments	(379)	(46)	(425)
Liability at March 31, 2015	$15	$2,788	$2,803
Total fiscal year 2014 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2013	$6	$—	$6
Charged	335	—	335
Payments	(284)	—	(284)
Liability at March 31, 2014	$57	$—	57
Note 12. Short-term Investments:
The following table presents short-term investments as of March 31, 2016, and 2015:

(in thousands)	March 31, 2016	March 31, 2015
Certificates of deposit	$—	$7,912
Held-to-maturity, pre-refunded municipal bonds	10,555	15,994
Total investments	$10,555	$23,906
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

The Company’s money market funds are measured using Level 1 inputs. The ANTONE contingent consideration described in Note 6 is measured using Level 3 inputs.
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$10,043	$10,043	$—	$—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$311	—	—	$311	Contingent consideration
The following table presents financial assets, excluding cash, and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2015:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$2,879	$2,879	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	2,067	—	—	1,184	Contingent consideration
Contingent consideration, long-term	$400	—	—	$400	Contingent consideration non-current
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with the ANTONE acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price is contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and may be offset by working capital adjustments and certain indemnification claims. See Note 6. The Company estimates the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products and reaching the forecast. This estimate is subject to ongoing evaluation. The actual cash payment may range from $2.0 million to $2.7 million.

The fair value measurement of contingent consideration as of March 31, 2016 and March 31, 2015, encompasses the following significant unobservable inputs:

	Unobservable Inputs for Fiscal Year Ended March 31,
($ in thousands)	2016	2015
Estimated earn-out contingent consideration	$2,968	$3,500
Working capital and other adjustment	$(444)	$(444)
Indemnification related to warranty claims	$(303)	$(303)
Discount rate	0.0%	6.3%
Approximate timing of cash flows	0.4 years	1.4 years
The following table summarizes contingent consideration activity:

	Fiscal Year Ended March 31,
(in thousands)	2016	2015
Contingent consideration balance, beginning of period	$1,584	$2,641
Contingent consideration – payments	(808)	(1,104)
Contingent consideration – change in fair value (included in General and administrative expense)	(465)	47
Contingent consideration balance, end of period	$311	$1,584
Note 14. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2016 and March 31, 2015, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within other assets.
The Company's revenue to AKA for fiscal years 2016, 2015 and 2014 was $3.2 million, $1.7 million and $4.5 million, respectively. Accounts receivable from AKA is $0.6 million and $0.4 million and deferred revenue relating to maintenance contracts is $1.7 million and $1.1 million as of March 31, 2016 and March 31, 2015, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 15. Benefit Plans:
Westell 401(k) Plan
The Company sponsors a 401(k) benefit plan (the Westell Plan), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In January 2014, the Company established the matching contribution percentage made by the Company of 50% of participants' contributions, up to 4%. Matching contribution expense in fiscal years 2016, 2015 and 2014 was approximately $0.4 million, $0.3 million and $0.1 million, respectively.
Note 16. Related Party Transactions:
Scott Goodrich, the Company's former President of In-Building Wireless owns 13% of the common stock of XMA Corporation (XMA). The Company purchased $0.1 million and $0.3 million of raw material components from XMA in fiscal years 2016 and 2015, respectively, while Mr. Goodrich was an employee of the Company.

Note 17. Quarterly Results of Operations (Unaudited):
The following tables present certain financial information for each of the last eight fiscal quarters. The Company believes that the unaudited information regarding each of these quarters is prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes hereto appearing elsewhere in this Form 10-K. These quarterly results of operations are not necessarily indicative of the results for any future period.
The fiscal third quarters ending December 31 contain seasonal effects. The Company's CSG segment sells equipment that is installed outdoors and the ordering of such equipment declines during and in advance of the colder months. Customer budget cycles may also contribute to revenue variability in those same periods. Revenue mix and gross profit by product varies by quarter. Charges for excess and obsolete inventory vary by quarter and may cause variability in gross margins.

(in thousands, except per share amounts)	Fiscal Year 2016 Quarters Ended
	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016
Revenue	$21,570	$25,514	$20,215	$20,904
Gross profit	8,429	10,231	7,963	7,893
Restructuring	17	—	—	731
Total operating expenses	12,667	12,663	12,838	13,104
Income (loss) before income taxes and discontinued operations	(4,200)	(2,493)	(4,790)	(5,104)
Income tax (expense) benefit	62	20	(7)	27
Net income (loss) from continuing operations	(4,138)	(2,473)	(4,797)	(5,077)
Income (loss) from discontinued operations, net of tax	272	—	—	1
Net income (loss)	$(3,866)	$(2,473)	$(4,797)	$(5,076)
Net income (loss) per common share:
Basic	$(0.06)	$(0.04)	$(0.08)	$(0.08)
Diluted	$(0.06)	$(0.04)	$(0.08)	$(0.08)

(in thousands, except per share amounts)	Fiscal Year 2015 Quarters Ended
	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015
Revenue	$27,825	$23,646	$14,043	$18,613
Gross profit	9,684	8,065	4,395	4,666
Goodwill impairment	—	11,450	20,547	—
Restructuring	57	(2)	—	3,188
Total operating expenses	12,592	23,662	31,978	17,818
Income (loss) before income taxes and discontinued operations	(2,847)	(15,613)	(27,612)	(13,170)
Income tax (expense) benefit	29	69	72	31
Net income (loss) from continuing operations	(2,818)	(15,544)	(27,540)	(13,139)
Income (loss) from discontinued operations, net of tax	—	—	—	139
Net income (loss)	$(2,818)	$(15,544)	$(27,540)	$(13,000)
Net income (loss) per common share:
Basic	$(0.05)	$(0.26)	$(0.46)	$(0.22)
Diluted	$(0.05)	$(0.26)	$(0.46)	$(0.22)
Revenue and gross profit were negatively impacted in the December quarter from significant reductions in capital spending by the Company's largest customers, North American wireless providers. Operating expenses in fiscal year 2015 included the following items: the September and December quarters included $11.5 million and $20.5 million of expense for goodwill impairment charge, respectively; the March quarter included a $3.2 million expense in restructuring and $2.1 million of expense related to the departure of the former CEO.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2016
Accounts receivable allowances	$53	$168		$(168)	(1)	$53
Reserve for excess and obsolete inventory and net realizable value	9,047	621		(92)	(2)	9,576
Deferred tax assets valuation allowance	39,667	7,016	(3)	—		46,683
Reserve for returns	355	572		(772)		155
2015
Accounts receivable allowances	$40	$85		$(72)	(1)	$53
Reserve for excess and obsolete inventory and net realizable value	4,266	5,674		(893)	(2)	9,047
Deferred tax assets valuation allowance	29,414	10,253	(3)	—		39,667
Reserve for returns	42	973		(660)		355
2014
Accounts receivable allowances	$10	$30		$—		$40
Reserve for excess and obsolete inventory and net realizable value	2,032	2,881		(647)	(2)	4,266
Deferred tax assets valuation allowance	36,285	—		(6,871)	(3)	29,414
Reserve for returns	19	189		(166)		42

(1)	Accounts written off, including early pay discounts, net of recoveries.

(2)	Inventory loss charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets and, in fiscal year 2016, the impact of the early adoption of ASU 2016-09.