Form 10-K/A
WESTELL TECHNOLOGIES INC
filed 2016-07-29
CIK 1002135

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Westell Technologies, Inc.’s (the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2016 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of the 2016 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include in the exhibits filed with the Original Filing the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.
Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
All of the directors have been elected for terms expiring at the next annual meeting of stockholders. Our directors are as follows:

Name	Age	Principal Occupation and Other Information
J. Thomas Gruenwald	68
J. Thomas Gruenwald has served as Chief Executive Officer and President since February 10, 2015, has served as a Director of the Company since October 2013 and as Chairman since March 2015. From July 2013 to December 2014, Mr. Gruenwald served as the Managing Partner at Alliant Formulations, LLC, a leading manufacturer of personal care products requiring complex chemistry and manufacturing processes. Prior to Alliant Formulations Mr. Gruenwald was a managing director at the Global Sentry Group, LLC, a strategic advisory and turnaround firm specializing in small and mid-sized high tech corporations from 2008 to 2012. Mr. Gruenwald has more than 25 years of telecommunications experience. He held a number of senior executive positions at Tellabs, a multi-billion dollar designer and manufacturer of telecommunications systems. During his tenure there, he served in a number of senior executive roles including CTO, Executive Vice President of the broadband networking division, CIO, and Vice President of Human Resources and Quality Systems. Mr. Gruenwald has also served as President and CEO of UNI Quality, Inc., a professional services firm, and held several executive and technical positions with AT&T Bell Laboratories. Prior to that he was Assistant Professor of Physics at the University of Portland in Portland, Oregon. He served for 10 years as Director and Chairman of Edward Hospital, was a Director of the Illinois Institute of Technology, the Board of Advisors to the Engineering college of Iowa State University and is a trustee of North Central College. He previously served as a Director of Spectrum Control (SPEC, NASDAQ) until 2011. Mr. Gruenwald obtained his undergraduate degree in Physics from the University of Cincinnati, and his Masters degree and Ph.D. in Theoretical Physics from Purdue University. Mr. Gruenwald’s executive experience and his knowledge of the telecommunications industry qualify him to serve as Chairman of the Board of Directors.

Fared Adib	39
Fared Adib has served as a Director of the Company since July 2014. Mr. Adib serves as the Chief Technology Officer at Vista Equity Partners, a private equity firm focused on investing in software and technology-enabled businesses since March 2016. Mr. Adib was previously the Global Head of Telecom Partnerships at Google Inc., where he was responsible for furthering efforts around the Android ecosystem with telecom and OEM partners globally, a position he held from April 2014 through August 2015. Previously, Mr. Adib was the Global Chief Product and Innovation Officer at Softbank Mobile and Sprint Corporation, where he led global product strategy, product management, procurement, and marketing from August 2013 to February 2014. Mr. Adib also held a variety of executive positions during his 11 year tenure at Sprint Nextel Corporation, including Senior Vice President of Product Development, Device Planning and Operations, Vice President of Sales and Distribution Operations, and several other leadership roles. Mr. Adib previously served on the board of directors of Mindspeed Technologies, which was sold in 2013. Mr. Adib’s executive roles, education and his knowledge of the telecommunications industry qualify him to serve on the Board of Directors and as a member of the Audit Committee.

Jeannie H. Diefenderfer	55
Jeannie H. Diefenderfer has served as the Founder and Chief Executive Officer of courageNpurpose, LLC, since February, 2014. Ms. Diefenderfer advises boards and Chief Executive Officers in strategic initiatives to drive operational and business efficacy. Before retiring in 2012, she spent over 28 years at Verizon Communications including over 10 years in executive leadership positions, leading global enterprise customer care, network engineering and other large-team organizations. Ms. Diefenderfer is an independent director on the board of MRV Communications, Inc. (NASDAQ: MRVC), a member of the Accenture Network Advisory Council, and a member of the Vasona Networks Advisory Board. She is a Trustee of Tufts University and has served on the board of the Ms. Foundation for Woman for 8 years. From 2001 to 2008, she was a member of the board of Independent Trustees at Citizens Funds, an SRI mutual fund complex, based in Portsmouth, NH. She holds a BS in Chemical Engineering from Tufts University, and an MBA from Babson College. Ms. Diefenderfer brings to the Board of Directors over 28 years of technical and operational experience in the telecommunications industry. Ms. Diefenderfer’s executive experience and her knowledge of the telecommunications industry qualifies her to serve on the Board of Directors and as the Chair of the Compensation Committee.

Robert W. Foskett(1)	39
Robert W. Foskett has served as a Director of the Company since September 2009. Mr. Foskett is the Managing Partner and Investment Committee Member of Table Mountain Capital LLC, a private investment company, a position he has served since 2006.  Prior to joining Table Mountain Capital LLC, he served from 2002 to 2006 as a Research Director at L.H. Investments, a private investment company. Mr. Foskett holds an MBA from the University of Denver, Daniels College of Business. Mr. Foskett’s investment experience and education qualify him to serve on Board of Directors and as a member of the Corporate Governance and Nominating Committee.

Dennis O. Harris	72
Dennis O. Harris has served as a Director of the Company since January 2010. Mr. Harris completed a nearly 38-year telecommunications career in 2002 as the President of Network Services at SBC Midwest, now a part of AT&T, which provides voice, video, data and broadband delivery services. Mr. Harris possesses a great depth of knowledge of the telecommunications industry and its participants, as well as extensive experience in the areas of operations, sales, customer service, and human resources. He remains active in the industry and continues in advisory roles to a number of companies. Mr. Harris currently serves on the boards of London Medical Management and The R.J. Carroll Company. Mr. Harris has been active in community service and has served on the board of the North Texas Minority Business Development Council and the American Red Cross of Dallas. Mr. Harris’ knowledge of operations, sales, customer service and human resources developed during his career in the telecommunications industry, and his other board experience qualify him to serve on the Board of Directors and as a member of the Compensation Committee.

Martin D. Hernandez	58
Martin D. Hernandez has served as a Director of the Company since May 2009. Since March 2015, Mr. Hernandez has served as the Chief Financial Officer of Meltwater, a media intelligence software as a service company. Prior to Meltwater, from July 2006 until its successful sale in July 2014, Mr. Hernandez served as Chief Financial Officer of Kineto Wireless, Inc., an innovator and leading supplier of solutions that enabled delivery of mobile services over broadband. Prior to that, Mr. Hernandez served as President and Chief Operating Officer of Rainmaker Systems, Inc., a leading provider of sales and marketing solutions, from September 2000 to March 2005 and as Rainmaker’s Chief Financial Officer beginning in October 1999. Prior to Rainmaker, he held senior financial and operational roles with Silicon Graphics and Meris Laboratories. Mr. Hernandez received his CPA certificate while in the San Jose office of Price Waterhouse. Mr. Hernandez’s experience as a CPA and Chief Financial Officer as well as his experience in telecom software and technology qualify him to serve on the Board of Directors and as a member of the Audit Committee and the Corporate Governance and Nominating Committee.

Eileen A. Kamerick	58
Eileen A. Kamerick has been a director of Westell since December 2003. Since January 2016, Ms. Kameriick has served as a Senior Advisor to the Board and CEO of ConnectWise, Inc., a developer of business management software designed for technology companies. Previously, Ms. Kamerick served as Senior Vice President Resources and Chief Financial Officer of ConnectWise, a position she held since April 2015. Ms. Kamerick also lectures at law schools and consults on corporate governance matters. From October 2012 to June 2014, Ms. Kamerick served as Chief Financial Officer of Press Ganey Associates, Inc., a recognized leader in health care performance improvement. From 2010 to 2012, Ms. Kamerick served as Managing Director and Chief Financial Officer of Houlihan Lokey, an international investment bank and advisory firm. She also served as President of the Houlihan Lokey Foundation, which oversees Houlihan Lokey, Inc.’s charitable activities. From 2008 to 2010, Ms. Kamerick served as Senior Vice President, Chief Financial Officer and Chief Legal Officer of Tecta America Corporation, the largest commercial roofing company in the United States. Prior to joining Tecta America Corporation, she served as Executive Vice President and Chief Financial Officer of BearingPoint, Inc., a management and technology consulting firm from May 2008 to June 2008. On February 18, 2009, BearingPoint, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Ms. Kamerick has also served as Chief Financial Officer at numerous leading companies including Heidrick and Struggles International, Inc.; Leo Burnett; and BP Amoco Americas. Ms. Kamerick earned her bachelor's degree in English literature from Boston College, and both her MBA and law degree from The University of Chicago. She serves on the board of Associated Banc-Corp where she Chairs the Audit Committee. She also serves on the Nominating Committees and as Chairperson of the Audit Committees for the boards of certain closed end funds advised by Legg Mason Partners Fund Advisors, LLC. Additionally, she serves on the boards of the Boys and Girls Club of Chicago, Eckerd Alternatives for Youth Board and the Juvenile Protective Association. Ms. Kamerick’s executive experience with public and private companies, her knowledge of corporate governance as well as her service on public company boards qualify her to serve on the Board of Directors and as the Chair of the Audit Committee.

Robert C. Penny III(1)	63
Robert C. Penny III has served as a Director of the Company since September 1998. He is the owner of Eastwood Land & Cattle, a private business. Mr. Penny’s years of service as a board member and his knowledge of the Company’s business and technology qualify him to serve as a member of the Board of Directors and as the Chair of the Corporate Governance and Nominating Committee.

(1)	Mr. Robert W. Foskett is the nephew of Mr. Robert C. Penny III.

EXECUTIVE OFFICERS
Our executive officers are as follows:

Name	Age	Position
J. Thomas Gruenwald	68	Chairman, President and Chief Executive Officer
Thomas P. Minichiello	57	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Charles S. Bernstein	57	Senior Vice President, Worldwide Sales
Richard E. Good	52	Senior Vice President, In-Building Wireless

J. Thomas Gruenwald – J. Thomas Gruenwald is the Chairman of the Board in addition to his role as President and Chief Executive Officer.

Thomas P. Minichiello – Thomas P. Minichiello has served as Senior Vice President and Chief Financial Officer since July 2013 and as Treasurer and Secretary since September 2013. Mr. Minichiello served as acting Chief Financial Officer of Tellabs, Inc., a provider of telecommunications networking products and services from May 2013 to July 2013. He also served as Vice President of Finance and Chief Accounting Officer for Tellabs since 2007, and interim Chief Financial Officer from December 2011 through April 2012. From 2004 to 2007, Mr. Minichiello served as Tellabs’ Vice President, Financial Operations. Previously thereto, he was Tellabs’ Vice President of Finance for Global Sales and Service, Vice President of Finance for North America, and Director of Finance for global product divisions and North American sales and marketing functions. Mr. Minichiello is a Certified Public Accountant.

Charles S. Bernstein - Charles S. Bernstein joined Westell in May 2015 as Senior Vice President, Worldwide Sales. Prior to joining the Company, Mr. Bernstein served as Vice President Worldwide Sales for TeleCommunications Systems, Inc. (TCS), a leader in highly reliable and secure wireless communications technologies, in the Commercial Software Group responsible for location platform and applications business from May 2014 to May 2015. Prior to TCS, Mr. Bernstein served as Vice President North American Sales at Net Optics, a manufacturer of networking montioring and intelligent access solutions for physical and virtual networks, from May 2013 to January 2014 (acquired by Ixia) and a number of positions at Tellabs from May 1989 to September 2012 including Vice President North American Sales. Mr. Bernstein earned a Bachelor of Arts in Political Science from the University of Maryland.

Richard E. Good - Richard E. Good joined Westell in January 2014 as a Product Manager. In June 2015, he was promoted to Director, Product Management for all IBW product lines and was promoted to Senior Vice President of In-Building Wireless (IBW) in January 2016. Before joining the Company, Mr. Good was an Account Manager with CommScope (NASDAS: COMM), a company that helps other companies design, build and manage wired and wireless networks, from February 2012 to January 2014 and held positions in Account Management for TE Connectivity (formerly ACD Telecommunications) (NYSE: TEL) from April 2006 to February 2012.  Mr. Good holds a Bachelor of Science in Electrical Engineering from Northeastern University, and a Master in Business Administration from Southern New Hampshire University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of documents in our possession and on written representations from reporting persons, we believe that during fiscal year 2016, all such persons filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act of 1934, except for Oscar Hernadez, a former executive officer, who filed one late Form 4 to report a grant of restricted stock units and stock options on January 11, 2016.

CODE OF BUSINESS CONDUCT
We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to our all of our directors, officers (including the principal executive officer, the principal financial officer, principal accounting officer and any person performing similar functions) and employees. A copy of this Code of Business Conduct is available on our website and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our website (www.westell.com) within four business days after their respective dates any amendments to, or waivers from, our Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. Copies of the Code of Business Conduct will be provided free of charge upon written request directed to the Secretary of the Company at the address of the principal executive offices.

BOARD COMMITTEES
During fiscal year 2016, the Board of Directors had a standing Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.
The members of the committees since the beginning of fiscal year 2016 are identified in the following table:

Director	Audit	Compensation	Corporate Governance and Nominating
Fared Adib	Member
Jeannie Diefenderfer		Chair (1)
Robert W. Foskett			Member
Dennis O. Harris		Member
Martin D. Hernandez	Member		Member
Eileen A. Kamerick	Chair	Member (1)
Robert C. Penny III			Chair

(1)	Ms. Diefenderfer was appointed as the Chair of the Compensation Committee, succeeding Ms. Kamerick on November 15, 2015. At that time, Ms. Kamerick remained on the committee as a member.
The Board of Directors held six meetings during fiscal year 2016. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors and of meetings of Board committees on which he or she served in fiscal year 2016. Following the regularly scheduled Board meeting sessions, the non-employee independent directors routinely conduct separate executive sessions. The Board is authorized to directly engage outside consultants and legal counsel to assist and advise them, as needed.
The Audit Committee
The Audit Committee met eight times in fiscal year 2016. The Audit Committee is a separately designated committee of the Board, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee has direct responsibility for appointing, compensating, retaining and overseeing the work of any independent auditors. The Committee also is responsible for reviewing the plan and scope of the annual audit, reviewing our audit functions and systems of control, reviewing and pre-approving audit and permissible non-audit services, reporting to the full Board of Directors regarding all of the foregoing and carrying out the other responsibilities set forth in its charter. The Board of Directors has determined that Ms. Kamerick and Mr. Hernandez are each an “audit committee financial expert,” as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act. The Board of Directors has determined that each current member of the Audit Committee is independent as defined in the NASDAQ listing standards. The Audit Committee charter is available in the corporate governance section under Investor Relations on our website at www.westell.com.
The Compensation Committee
The Compensation Committee met eleven times in fiscal year 2016. In carrying out the Company’s compensation activities, the Compensation Committee is responsible for, among other things, evaluating and setting the compensation for our CEO. Company management is responsible for recommending to the committee the amount of compensation of our other executive officers. On an annual basis, the Compensation Committee approves executive compensation by evaluating base salary, benefits, annual incentive compensation (the “Incentive Plan”) and long-term equity-based incentives. The committee reviews recommendations regarding other executive officers and has the authority to approve or revise such recommendations.  The CEO and other members of management do not participate in deliberations relating to their own compensation.  Under its charter, the Compensation Committee may form and delegate authority to subcommittees as it deems appropriate. For fiscal year 2016, the Compensation Committee reviewed and approved all elements of the compensation packages for each of the Company’s executive officers.
The Compensation Committee has the authority under its charter to hire and pay a fee to consultants and other advisors. As described below, the services of an independent compensation consultant were used to assist the Compensation Committee in evaluating the Company’s compensation structure and levels and in establishing the Company’s compensation goals and objectives for fiscal year 2016. The Compensation Committee also reviews director compensation with its compensation consultant and has the responsibility for recommending to the Board the level and form of compensation and benefits for directors.
The Board of Directors has determined that each of the members, who served on the Compensation Committee in fiscal year 2016, is independent as defined in the NASDAQ listing standards.
The Compensation Committee charter is available in the corporate governance section under Investor Relations on our website at www.westell.com.

The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee, which met two times in fiscal year 2016, is responsible for developing the criteria and qualifications for membership on the Board, reviewing and making recommendations to the Board as to whether existing directors should stand for re-election, considering, screening and recommending candidates to fill new or open positions on the Board, recommending Director nominees for approval by the Board and the stockholders, recommending Director nominees for each of the Board’s committees, reviewing candidates recommended by stockholders, and conducting appropriate inquiries into the backgrounds and qualifications of possible candidates. The Corporate Governance and Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating director candidates. The Corporate Governance and Nominating Committee charter is available in the corporate governance section under Investor Relations on our website at www.westell.com.
Director Nominations
The Corporate Governance and Nominating Committee considers many factors when considering candidates for the Board of Directors and strives for the Board to be comprised of Directors who have a variety of complementary experience and backgrounds and who represent the broad interests of stockholders as a whole.
Important individual factors for Board members and candidates include strength of character, mature judgment, specialized expertise, relevant technical skills, diversity, appropriate education, broad-based business acumen, and a solid understanding of policy setting and strategy assessment. Depending upon the needs of the Board of Directors from time-to-time, certain factors may be weighed more or less heavily by the Corporate Governance and Nominating Committee.
In considering candidates for the Board of Directors, the Corporate Governance and Nominating Committee considers the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met by a recommended nominee. However, the Corporate Governance and Nominating Committee believes that members of the Board of Directors should have high ethical and moral standards, experience and expertise that are relevant to the business, knowledge or interest in our business’ industries and technologies, and sufficient time to devote to Board matters. In addition, the Corporate Governance and Nominating Committee considers independence and whether any candidate has potential conflicts of interest or special interests that could impair his or her ability to effectively represent the interests of all stockholders. In the case of Directors being considered for renomination, the Corporate Governance and Nominating Committee will also take into account the Director’s history of attendance at meetings of the Board of Directors or its committees, the Director’s tenure as a member of the Board of Directors, and the Director’s preparation for and contribution to such meetings. In the case of potential nominees, the Corporate Governance and Nominating Committee also considers the individual committee needs and may evaluate candidates in light of requirements and qualifications applicable to each committee, including SEC, stock exchange and other applicable requirements.
Although there is no formal diversity policy, the Corporate Governance and Nominating Committee also considers the diversity of the candidates, and of the Board of Directors as a whole, based on factors such as business and personal background, and potential contributions to the Board of Directors. The Committee and the Board attempt to ensure that the Board of Directors is comprised of individuals with experience in both complementary and differentiated industries, and representing a variety of disciplines, in order to bring diverse business experience, knowledge and perspectives to the Board of Directors.
Stockholders who wish to suggest qualified candidates should write to the Secretary, Westell Technologies, Inc., 750 North Commons Drive, Aurora, Illinois 60504, specifying the name of any candidates and stating in detail the qualifications of such persons for consideration by the Corporate Governance and Nominating Committee. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of the stockholders must comply with our bylaws regarding stockholder proposals and nominations.
Attendance at Annual Stockholder Meetings
The Company expects all board members to attend the annual meeting of stockholders, but from time to time, other commitments may prevent a director from attending the meeting. Seven of the eight directors serving at that time attended the most recent annual meeting of stockholders, which was held on September 16, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary
Fiscal 2016 was a year of continuing and significant change for Westell, during which we launched our multi-phase ‘fix-build-expand’ turnaround plan with a goal of profitability. After appointing a new CEO last year, we continued in fiscal year ended March 31, 2016 to invest in adding new engineering, sales and management talent to the organization. We sought to transform several key areas of the business, most notably our sales organization, and our supply chain, and management began implementing the ‘fix-build-expand’ turnaround plan.
Our fiscal 2016 financial performance as compared to fiscal 2015 is set forth below.

(in thousands, except per share amounts)	2016	2015
Revenue	$88,203	$84,127
Gross profit	34,516	26,810
Operating income (loss)	(16,756)	(59,240)
Net income (loss) from continuing operations	(16,485)	(59,041)
Net income (loss)	$(16,212)	$(58,902)
Year-end stock price (March 31)	$1.17	$1.31
During this past year, we added management talent with a goal of realizing future revenue growth, cost management and profitability improvement from our product portfolio, increased sales coverage and customer diversification in growing markets, and continuous operational improvement.
We believe the structure of our executive compensation program encourages performance and alignment with stockholders. The following table provides an executive summary of our compensation program:

Compensation Program/Element	Key Characteristics	Strategic Objective of Compensation Program/Element
Annual Base Salary	Fixed Compensation Component. Annual cash base salary, which is subject to annual review and adjustment if and when appropriate (subject to contractual limits for certain of our officers).	Provides fixed compensation, and recognizes the executive’s historical performance, current and projected scope of responsibilities, capabilities and the market value of those capabilities.
Annual Cash Bonus Program	Short-Term Performance-Based Variable Compensation Component. Annual incentive compensation based upon a plan of record approved by the Board and paid in cash.	Provides cash-based awards tied to the achievement of our annual financial objectives tied to our plan of record.
Long-term Incentives
Long-Term Performance-Time-Based and Variable Compensation Component. Long-term incentives are equity-based and consist of restricted stock awards, restricted stock units, stock options and previously issued performance share unit awards. Beginning in fiscal 2016, we simplified the long-term incentive program by discontinuing the use of performance share unit awards and now utilized a mix of stock options and restricted stock units for annual long-term incentive awards.

Provides long-term incentives which are a key component of total compensation the purposes of which are to: (1) align the interests of management and employees with those of stockholders and (2) encourage retention of key employees.

Perquisites
We generally do not provide perquisites, with the exception of reimbursed amounts for life insurance and financial planning that may be provided to certain senior executives pursuant to their employment agreements or employment offer letters.
We believe our perquisites are limited and consistent with our desire to avoid an entitlement mentality.

Other Benefits	We provide a general benefits program for all employees, including the NEOs, which includes health insurance (medical, dental, vision), a 401(k) plan, disability insurance and term life insurance.	Provides a competitive level of health, welfare and retirement benefits.
2016 Key Compensation Decisions
Key compensation decisions for our NEOs in fiscal 2016 were as follows:

•	We continued to recruit and invest in an experienced and talented senior management team that we sought to position the Company for long-term growth.

•	Generally continued a freeze on executive base salaries for those not newly appointed, with the limited exception of increases in connection with promotions.

•
Continued with annual grants under our long-term equity incentive program, but simplified the long-term incentive program by discontinuing the use of performance share unit awards and utilized a mix of stock options and restricted stock units for annual long-term incentive awards.

•
We started with an aggressive plan of record that required a substantial increase in revenue, and base our annual incentive plan payouts based off of the plan of record with payouts starting with results below the targeted revenue and operating profit (and our corporate plan this year resulted in awarding 36.5% of targeted bonuses, as the actual performance did not achieve our growth-oriented plan of record).

•	Adopted stock ownership guidelines applicable to directors and executive officers.
We discuss our compensation plans and philosophy in greater detail in this Compensation Discussion and Analysis.
Introduction
The Compensation Discussion and Analysis discusses the underlying principles, policies, and practices of the Company with respect to the compensation of our NEOs. The discussion in this section explains how and why we have arrived at the material compensation decisions for our NEOs. It also provides context for understanding the detailed information provided in the compensation tables and narrative information contained herein.
The following table sets forth our NEOs:

Name	Position
J. Thomas Gruenwald	Chairman, President and Chief Executive Officer
Thomas P. Minichiello	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Charles S. Bernstein (1)	Senior Vice President, Worldwide Sales
Brian T. Brouillette (2)	Former Senior Vice President, Intelligent Site Management and Worldwide Services
Richard E. Good (3)	Senior Vice President, In-Building Wireless

(1)	Mr. Bernstein joined the Company on May 11, 2015.

(2)
Mr. Brouillette joined the Company on August 3, 2015. Following the end of fiscal 2016, Mr. Brouillette’s employment terminated as Senior Vice President, Intelligent Site Management and Worldwide Services effective as of June 3, 2016.

(3)	Mr. Good joined the Company on January 27, 2014 and was appointed Senior Vice President, In-Building Wireless on January 1, 2016.
Overview and Annual Compensation Process
Our compensation program is intended to reward performance as compared to plan targets, increase shareholder value, and incent growth. NEO compensation is primarily in the form of base salary, annual cash bonus, and long-term equity incentives. With the assistance of our outside independent compensation consultant, we target NEO salaries and total compensation between the 50th and 75th percentile of the Company’s peer group. We have chosen these ranges to recruit and retain experienced executives as part of our ‘fix-build-expand’ strategy and sought to add experienced management. Cash incentive awards are awarded based on the achievement of financial performance objectives of the Company or divisions for the fiscal year compared to an annual plan. In the most recent year, the plan of record was set aggressively to generate a plan targeting profitability. Long-term incentives are equity-based and consist of restricted stock awards, restricted stock units, stock options, and historically performance share unit awards.
The Compensation Committee is responsible for reviewing and approving compensation decisions for our NEOs and other senior officers of the Company, and for guiding the broader compensation policy of the Company. The Compensation Committee solicits input from its outside independent compensation consultant and the CEO regarding each NEO and other senior officers regarding individual performance. The Compensation Committee generally determines compensation arrangements for any given fiscal during the fourth fiscal quarter of the preceding fiscal year in connection with the Board adopting the plan of record. The performance targets are based on the plan goals and build upon the approved targets.

Compensation Consultant
The Compensation Committee has retained Willis Towers Watson as its independent compensation consultant (“ICC”). The ICC was engaged directly by the Compensation Committee and except for assisting on a commission plan provides no services to the Company other than services to the Compensation Committee and consulting on a commission plan. The ICC advises the Compensation Committee on the design of the Company’s annual and long-term incentive plans including the selection of the performance measures and the setting of performance goals. The ICC also helps select the peer group of companies to be used for compensation and performance benchmarking. The Compensation Committee assessed the independence of the ICC and concluded that their work has not raised any conflict of interest.
Peer Group
Consistent with our “pay for performance” philosophy, the Compensation Committee strives for NEO salaries and total compensation between the 50th and 75th percentile of the Company’s peer group. The peer group suggested by our consultants is a selection of publicly traded companies that are comparable to us in general terms, such as industry sector, revenue level, market capitalization, operating and financial characteristics, and other relevant factors. Notwithstanding the use of benchmarking as a tool to set compensation, comparison data only provides initial context for the decisions that the Compensation Committee makes. The Compensation Committee also considers, among other matters, market trends in executive compensation and the percentage that each component of compensation comprises of an executive officer’s total compensation.
For fiscal 2016, the Compensation Committee utilized a peer group consisting of the following 19 companies with revenues ranging from approximately $55 million to $374 million, and median revenues of $121 million. When selecting the peer group, the Compensation Committee considered, among other things, the historical revenue of Westell as well as expectations for internal growth and through external acquisitions.
The peer group companies for fiscal year 2016 were as follows:

• Alliance Fiber Optic Products Inc.	• Clearfield, Inc.	• KVH Industries Inc.	• PCTEL, Inc.
• Anadigics, Inc.	• Communications Systems Inc.	• MaxLinear, Inc.	• Procera Networks, Inc.
• Applied Optoelectronics, Inc.	• DSP Group Inc.	• Napco Security Technologies, Inc.	• VASCO Data Security International Inc.
• Bel Fuse Inc.	• GSI Technology Inc.	• NeoPhotonics Corporation	• Zhone Technologies Inc.
• CalAmp Corp.	• Inphi Corporation	• Numerex Corp.
Advisory Vote on Executive Compensation
At the 2015 Annual Meeting, we held an advisory vote to approve our executive compensation policies and decisions. Over 87% of votes cast supported the proposal and, therefore, the advisory resolution regarding executive compensation was approved. The Board of Directors and the Compensation Committee reviewed the voting results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary at that time as a result of the voting results. While this vote was not binding on Westell, the Board of Directors, or the Compensation Committee, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation philosophy, our compensation policies and programs, and the decisions regarding executive compensation, all as disclosed in herein.
Consistent with the past preferences expressed by our stockholders, we have determined that our stockholders should vote on a say-on-pay proposal annually.
Compensation Philosophy
The Compensation Committee’s philosophy and objectives in setting compensation are to motivate and reward performance appropriately. The Compensation Committee attempts to align employee interests with those of our stockholders, attract superior performers, and retain what we believe are our best performers over time. The Compensation Committee also attempts to align incentives to produce long-term, sustainable profitability, and growth and considers dispositions and acquisitions on Company operations. It is the Compensation Committee’s practice to review all components of senior officer compensation annually to ensure the amount and structure for each individual is consistent with our compensation philosophies.

The following items outline our principles for determining compensation and related policies:

•
Base salary provides fixed compensation, and recognizes the executive’s historical performance, current and projected scope of responsibilities, capabilities and the market value of those capabilities. With our independent advisor’s assistance, the Compensation Committee reviews base salaries annually, and considers any contractual limitations when making adjustments to base salaries.

•
The annual cash bonus programs tend to drive yearly results and are critical for the competitiveness of compensation packages and driving performance. The balance between base salary and cash bonus programs should reflect intended risk-sharing between employees and the Company.

•
Employees’ portion of variable pay generally should increase as compensation increases. In broad terms, as total compensation increases, the cash bonus should be an increasing component of total cash compensation.

•	Equity compensation is an additional tool to align management interests with long-term stockholder interests and sustainable results.

•
It is important to differentiate salary treatment by performance; however, this may be a challenge when salary budgets are constrained as the Company executes on its investment in product development. This situation may result in a significant portion of the employee population receiving no increases while a small portion receives meaningful increases. It also is important to look at the level of pay versus performance, rather than primarily at the rates of change.

•
Percentile targets compared to appropriate peers should vary with the criticality of the position. We aimed for total compensation between the 50th and 75th percentile for critical roles and core competencies in our executive team and sought to pay for talented, experienced management personnel.

•
Incentives should reward a blend of performance metrics, which may include metrics related to, and among other things, revenue and margin growth, profitability, implementation, completion or attainment of measurable objectives with respect to research, development, products or projects, acquisitions or divestitures and longer-term value creation. Such metrics should provide performance targets that are objectively measurable and require increasing performance and financial results. In general, entry thresholds for performance-based awards should provide no or minor rewards for “standard” or momentum performance, target levels should involve stretch related to corporate performance, and maximum levels should provide proportionately greater reward.

•	Equity grants are primarily beneficial in rewarding and motivating long-term performance, but may be an appropriate component to reward exceptional short-term performance.

•	Because our equity awards typically contain service-based vesting conditions, equity compensation also serves as a retention tool.
Principle Elements of Compensation
The principle elements of NEO compensation consist of base salary, annual cash bonus, and long-term equity awards. The Company also provides certain other benefits and perquisites, such as health, disability, a 401(k) plan, and term life insurance.
Base Salary
Base salary is the fixed element of NEO annual cash compensation. The value of base salary recognizes the executive’s historical performance, current and projected scope of responsibilities, capabilities, and the market value of those capabilities.
For fiscal year 2016, we continued with a general freeze in base salaries for those continuing executives (with the exception of base salary increases in connection with promotions). A budget of 2% of current non-executive base salaries was utilized for merit and promotional base salary increases for non-executive employees. In evaluating salary plans for fiscal year 2016, management considered several specific factors:

•	Most of our senior officers are new to the organization.

•	Base salaries for NEOs were generally in line with the compensation philosophy and slightly above competitive median market levels, but within the broad range that we target.

•	There is pressure to contain costs as a result of the Company’s size and the Company’s plans to grow the business and return to profitability.

•	It is important to retain top-caliber performers in order to execute the Company’s strategic plans, which seek to grow the business significantly.

•	Employment market conditions may present challenges to retaining good performers.

Balancing these factors, management therefore recommended to the Compensation Committee for fiscal year 2016 that it was not an appropriate time to consider increases in salary for executive officers (with the exception of base salary increases in connection with promotions), but that salary increases were appropriate at lower levels. The Compensation Committee, in consultation with the ICC, evaluated these recommendations, generally concurred with them, and determined that no base salary increases would be provided to senior officers (with the exception of base salary increases in connection with promotions) and that other employees could receive, collectively, an average base salary increase of 2%.
Listed below are the annual rates of base salary for fiscal 2016 for each of our named executive officers.

Name	Base Salary ($)	Change from Prior Year (%)
J. Thomas Gruenwald	450,000	0%
Thomas P. Minichiello	300,000	0%
Charles S. Bernstein (1)	265,000	NA
Brian T. Brouillette (2)	270,000	NA
Richard E. Good (3)	225,000	NA

(1)	Mr. Bernstein joined the Company on May 11, 2015.

(2)
Mr. Brouillette joined the Company on August 3, 2015. Following the end of fiscal 2016, Mr. Brouillette’s employment terminated as Senior Vice President, Intelligent Site Management and Worldwide Services effective as of June 3, 2016.

(3)	Mr. Good joined the Company on January 27, 2014 and was appointed Senior Vice President, In-Building Wireless on January 1, 2016. His base salary was $150,000 prior to his promotion.
Additional details regarding the compensation arrangements with NEOs that joined in the Company during fiscal 2016 are set forth further below.
Annual Cash Bonus
The annual cash bonus plan is a performance-based plan that provides for cash-based awards tied to the achievement of our annual financial objectives. For fiscal 2016, for each of the NEOs except for Mr. Bernstein, the annual cash bonus payouts were based on non-GAAP revenue and adjusted operating income results as compared to plan targets, which are discussed below. For Mr. Bernstein, the annual cash bonus opportunity was based on the achievement of targeted sales objectives in a sales commission plan and he received a discretionary bonus of $7,500 for revenue achievement of $24.5 million in the second quarter of fiscal year 2016.
These metrics, which were developed with the input from the full Board and follow the Company’s annual plan, provide a balanced approach for measuring annual Company performance. The Compensation Committee views the annual bonus as our principal tool in structuring cash-based incentives to help realize our annual financial objectives. The financial performance objectives are evaluated in the context of Company plans for the fiscal year and are also approved by the Board of Directors. As a result, annual cash bonus awards tend to focus on our annual financial objectives, which have been set to target increased revenue and target profitability.
Each NEO has a target bonus amount recommended by management and approved by the Compensation Committee early in that fiscal year or during the fourth fiscal quarter of the preceding fiscal year. For new hires, the target bonus is established when they join the Company and is typically pro-rated based on the start date. The bonus established each year for a NEO is structured to be earned and paid based on the achievement of financial objectives. For each of the NEOs with the exception of Mr. Bernstein (who as head of the sales function participates in a commission plan), the actual amount paid can range from 0% of the NEO’s target bonus, which occurs when threshold levels are not met, to a maximum of 150% of the target bonus when actual results exceed the financial objectives by a prescribed amount, with the amount of increase or decrease from the target bonus based on a scale determined by the Compensation Committee.
The fiscal year 2016 annual incentive targets for each of our NEOs are set forth in the following table:

Name	Target Award ($)	Percent of Base Salary
J. Thomas Gruenwald	292,500	65%
Thomas P. Minichiello	180,000	60%
Charles S. Bernstein (1)	215,000	81%
Brian T. Brouillette (2)	148,500	55%
Richard E. Good (3)	123,750	55%

(1)	Mr. Bernstein joined the Company on May 11, 2015. Under the terms of an offer letter, for fiscal 2016, Mr Bernstein’s target was prorated from his start date.

(2)
Mr. Brouillette joined the Company on August 3, 2015. Following the end of fiscal 2016, Mr. Brouillette’s employment terminated as Senior Vice President, Intelligent Site Management and Worldwide Services effective as of June 3, 2016. Under the terms of an offer letter, for fiscal 2016, Mr Brouillette’s target was prorated from his start date.

(3)
Mr. Good joined the Company on January 27, 2014 and was appointed Senior Vice President, In-Building Wireless on January 1, 2016. His target award was $51,000 prior to his promotion. Under the terms of an offer letter, for fiscal 2016, Mr. Good’s target was prorated between April 1, 2015 and his promotion date.

For fiscal year 2016, with the exception of Mr. Bernstein (who as head of the sales function participates in a commission plan) and Mr. Good, a NEO’s bonus was based on the achievement of targeted consolidated non-GAAP revenue and adjusted operating income objectives. The Compensation Committee determined to place equal weight on each metric, which attempts to balance the emphasis on growth and profitability. For Mr. Bernstein, the annual cash bonus opportunity was based on the achievement of targeted sales objectives under a commission plan. For Mr. Good, the cash bonus opportunity prior to his promotion was based on 25% overall corporate performance and 75% on the IBW segment performance. Subsequent to his promotion, Mr. Good’s promotion, his cash bonus opportunity was based on 50% overall corporate performance and 50% on the IBW segment performance.
For fiscal year 2016, the targeted payout level was earned if our actual calculated performance equaled the target. No payout could be earned if the actual results failed to meet the minimum thresholds specified in the table below. A maximum payout would be earned if our actual results exceeded the target by the amounts specified in the table below. Achievement of the adjusted operating income target is measured after accrual for any bonuses earned. Our non-NEO bonus plans were based on the same principles as our NEO plan but in many cases, as appropriate, included financial objectives at business unit levels.
The tables below demonstrate the percentages of target bonus amounts to be paid out for attainment of these targeted plan goals, as well as the actual results.

		($ in thousands)
Company Goals (1)	Weight	Threshold	Target	Maximum	Actual	Payout Percentage for Fiscal 2016
Non-GAAP revenue	50%	$76,272	$95,340	$114,408	$88,484	32.0%
Adjusted operating loss	50%	$(9,118)	$(3,705)	$2,958	$(8,634)	4.5%
Total goal achievement						36.5%

(1)
Non-GAAP revenue excludes the effects of purchase (acquisition) accounting adjustments. Adjusted operating income is defined as operating profit (loss) from continuing operations and excludes stock-based compensation, amortization of acquired intangible assets, impairments of intangible assets or goodwill, restructuring, severance and purchase (acquisition) accounting adjustments. The effects of in-year acquisitions are excluded as are expenses related to Board of Directors changes not initiated by Management.

A reconciliation to our results on a GAAP basis is set forth below:

($ in thousands)
Revenue (as reported)	$88,203
Deferred revenue adjustment	281
Non-GAAP revenue	$88,484

Operating loss from continuing operations (as reported)	$(16,756)
Amortization	5,554
Stock-based compensation	1,265
Restructuring and transitions	1,022
Purchase accounting adjustments
Deferred revenue	281
Adjusted operating loss	$(8,634)

		($ in thousands)
IBW Goals (1)	Weight	Threshold	Target	Maximum	Actual	Payout Percentage for Fiscal 2016
Non-GAAP revenue	50%	$37,280	$46,600	$55,920	$34,407	—%
Adjusted operating loss	50%	$(7,084)	$(4,194)	$(633)	$(9,654)	—%
Total goal achievement						—%
A reconciliation to IBW segment results on a GAAP basis is set forth below:

($ in thousands)
IBW segment profit (as reported) (1)	$2,885
Allocated operating expenses	12,539
Adjusted operating loss	$(9,654)

(1)	See footnote 10 to the Company’s audited financial statements contained in the 2016 Annual Report on Form 10-K for additional information related to segment results.
For Mr. Bernstein, the annual cash bonus opportunity was based on the achievement of targeted sales objectives in a sales commission plan. Mr. Bernstein’s payout was based on the overall Company revenue target for the fiscal year factoring in a commission rate. For fiscal 2016, on a pro-rated basis, the sales commission plan payout factor for Mr. Bernstein was 82%, which was based off of a sales target of $96.7 million.
Upon completion of the fiscal year, the Compensation Committee reviews and approves the calculation of attainment of the identified financial targets based on audited financial results. The Compensation Committee has full discretion to reduce final payouts. This might occur if, for example, in the judgment of the Compensation Committee, the goals were insufficiently challenging or if certain long-term goals were sacrificed to achieve the short-term bonus goals. No adjustments were made with respect to fiscal 2016.

Long-Term Equity Awards
We provide long-term incentives through several mechanisms, including grants of restricted stock awards, restricted stock units, stock options and several years ago performance share unit awards with performance measurement through 2018. The Compensation Committee believes such instruments align management and employee interests with those of stockholders. Because these instruments vest over multiple years, the Compensation Committee regards equity compensation as having long-term incentive and retention value.
In fiscal 2016, the Compensation Committee, with the assistance of the ICC, approved annual grants using an equal mix of restricted stock units and stock options. Additionally, in connection with executives hired during the year, the Committee approved initial grants consisting of restricted stock units and/or stock options. Beginning in fiscal 2016 and continuing for fiscal 2017, the Compensation Committee simplified the long-term incentive program by discontinuing the use of performance share unit awards and expects to generally utilize a mix of stock options and restricted stock units for annual long-term incentive awards.
The stock options and restricted stock units granted to the NEOs during fiscal 2016, subject to the vesting terms, are set forth in the following table:

Name	Stock Options (#)	RSUs (#)
J. Thomas Gruenwald	212,500	212,500
Thomas P. Minichiello	150,000	150,000
Charles Bernstein (1)	180,000	120,000
Brian T. Brouillette (2)	180,000	120,000
Richard E. Good (3)	180,000	120,000

(1)	The award was granted in connection with Mr. Bernstein’s appointment as Senior Vice President, Worldwide Sales on May 11, 2015.

(2)	The award was granted in connection with Mr. Brouillette’s appointment as Senior Vice President, Intelligent Site Management and Worldwide Services on August 3, 2015.

(3)	The award was granted in connection with Mr. Good’s appointment as Senior Vice President, In-Building Wireless on January 1, 2016.
The restricted stock units convert into shares of Class A Common Stock on a one-for-one basis and vest in equal annual installments over three or four years based upon continued employment. Stock options granted during fiscal 2016 vest in equal installments over three or four years, based upon continued employment.

2014-2015 Performance Share Unit Grants
In fiscal 2014 and 2015, the Compensation Committee granted performance stock units (PSUs). The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis. The fiscal 2014 awards vest depending on actual performance for fiscal years 2014 through 2017, compared to revenue and adjusted operating income targets. The fiscal 2015 awards vest depending on actual performance for fiscal years 2015 through 2018, compared to revenue and adjusted operating income targets. Any PSUs earned vest in annual increments during the performance period. With respect to PSUs that were granted in fiscal 2014 or 2015, no additional shares were earned during fiscal 2016 based on performance, but vesting continued for previously earned PSUs. No PSUs were granted in fiscal 2016.
Perquisites
We generally do not provide perquisites, with the exception of reimbursed amounts for life insurance and financial planning that may be provided to certain senior executive officers pursuant to their employment agreements or employment offer letters. We may also from time to time reimburse relocation costs for newly retained and relocated executive officers.
Other Benefits
We provide a general benefits program for all employees, including the NEOs, which includes health insurance (medical, dental, vision), a 401(k) plan, severance plans, disability insurance and term life insurance.
Executive Stock Retention Guidelines/Policy Regarding Pledging and Hedging Shares
During fiscal 2016, we adopted stock retention guidelines applicable to executives officers and directors. The stock retention guidelines require the CEO, other executive officers, and directors to hold 100% of newly vested shares of restricted stock, restricted stock units, or shares received through an option exercise, after payment of applicable taxes, in each case, for a minimum period of two years following such exercise or vesting. The guidelines provide for certain exceptions, including for tax withholdings and net cashless exercises.
Our executive officers and directors are prohibited from engaging in hedging transactions. Additionally, our executive officers and directors may not hold Common Stock in a margin account or pledge Common Stock as collateral for a loan, except in very limited circumstances in which the compliance officers for the Company’s trading policies are confident that sufficient other assets are available to satisfy the loan and that the likelihood of the pledged shares being sold is negligible.
Employment and Severance Agreements
We do not have executive employment agreements with our named executive officers, other than Mr. Minichiello, who entered into an employment agreement when he joined the Company in 2013. However, we do have severance arrangements with certain of our officers. For further details regarding these agreements, please see the section below entitled “Potential Payments Upon Termination or Change In Control”.

Tax Deductibility Limit
We consider the tax deductible treatment for executive compensation. Under Section 162(m) of the Internal Revenue Code, certain compensation in excess of $1.0 million paid during a year to any of the executive officers named in the Summary Compensation Table (other than the Chief Financial Officer) for that year is not deductible. The Compensation Committee believes, however, that stockholder interests are best served by not restricting its discretion and flexibility in structuring compensation programs, even though some programs may result in certain non-deductible compensation expense, particularly in light of the Company’s tax net operating losses.
In making decisions about executive compensation, we also consider the impact of other regulatory provisions, including the provisions of Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and the change-in-control provisions of Section 280G of the Internal Revenue Code. We also consider how various elements of compensation will impact our financial results. For example, we consider the impact of ASC 718, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Jeannie H. Diefenderfer (Chair)
Dennis O. Harris
Eileen A. Kamerick

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation earned by each of our NEOs for each of the fiscal years listed. For additional information regarding NEO compensation, please see the section above entitled Compensation Discussion and Analysis.

Name & Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)	Total ($)
J. Thomas Gruenwald Chairman, President and CEO	2016	450,000		—		251,813	96,809	106,763		4,698	910,083
	2015	58,846	(3)	—		405,750	132,066	—		43,194	639,856
Thomas P. Minichiello Senior Vice President, CFO, Treasurer and Secretary	2016	300,000		—		177,750	68,336	65,700		5,069	616,855
	2015	300,000		—		229,500	—	—		8,634	538,134
	2014	211,957	(4)	—		740,950	85,834	190,761	(5)	1,731	1,231,233
Charles S. Bernstein Senior Vice President, Worldwide Sales	2016	234,423	(6)	7,500	(7)	234,000	58,486	155,664	(8)	5,997	696,070
Brian T. Brouillette Former Senior Vice President, Intelligent Site Management and Worldwide Services	2016	176,539	(9)	—		215,100	56,013	35,997	(10)	831	484,480
Richard E. Good Senior Vice President, In-Building Wireless	2016	167,308	(11)			223,200	57,384	8,956	(12)	3,346	460,194

(1)
Represents the fair value of the award on the grant date, computed in accordance with ASC 718. A discussion of the assumptions used in calculation of these values may be found in footnote 9 to our audited financial statements of the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2016. For awards containing a performance-based vesting condition, the value reported in the table above reflects the grate date probable outcome of the performance condition, which assumes earning 100% of the targeted amount. No shares were actually earned for fiscal years 2015 or 2016. Assuming the highest level of performance will be achieved, the fair value at grant date of the performance share awards included above for fiscal years 2015 and 2014 Stock Awards would be as follows: Mr. Minichiello: $229,500 and $204,400, respectively.

(2)	All other compensation consists of Company 401(k) match and directors fees for Mr. Gruenwald in fiscal year 2015.

(3)	Represents Mr. Gruenwald’s salary ($450,000 per annum) from his hire date of February 10, 2015, through March 31, 2015.

(4)	Represents Mr. Minichiello’s salary ($300,000 per annum) from his hire date of July 17, 2013 through March 31, 2014.

(5)	Represents Mr. Minichiello’s prorated bonus under the annual cash bonus plan from July 17, 2013 through March 31, 2014.

(6)	Represents Mr. Bernstein’s salary ($265,000 per annum) from his hire date of May 11, 2015 through March 31, 2016.

(7)	Represents a bonus for revenue achievement of $24.5 million in the second quarter of fiscal year 2016.

(8)	Represents amounts earned by Mr. Bernstein under the commission plan from his hire date of May 11 through March 31, 2016.

(9)	Represents Mr. Brouillette’s salary ($270,000 per annum) from his hire date of August 3, 2015 through March 31, 2016.

(10)	Represents Mr. Brouillette’s prorated bonus under the annual cash bonus plan from August 3, 2015 through March 31, 2016.

(11)	Mr. Good’s salary was increased from $150,000 to $225,000 per annum in connection with his promotion to Senior Vice President, In-Building Wireless.

(12)	Represents Mr. Good’s fiscal year 2016 prorated bonus prorated taking into account his original bonus and post-promotion bonus targets.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth specific information with respect to each grant of an award made under any Company plan to an NEO during fiscal year 2016.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards Units ($/Sh) (4)	Closing Price on grant Date of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
J. Thomas Gruenwald	—	—	—	292,500	438,750					—
	05/01/2015	04/09/2015				212,500				251,813
	05/01/2015	04/09/2015					212,500	1.185	1.210	96,809
Thomas Minichiello	—	—	—	180,000	270,000					—
	05/01/2015	04/09/2015				150,000				177,750
	05/01/2015	04/09/2015					150,000	1.185	1.210	68,336
Charles S. Bernstein	—	—	—	190,189	NA					—
	05/11/2015	04/21/2015				180,000				234,000
	05/11/2015	04/21/2015					120,000	1.300	1.250	58,486
Brian Brouillette	—	—	—	98,622	147,933					—
	08/03/2015	06/15/2015				180,000				215,100
	08/03/2015	06/15/2015					120,000	1.195	1.190	56,013
Richard E. Good	—	—	—	68,460	102,690					—
	01/04/2016	01/04/2016				180,000				223,200
	01/04/2016	01/04/2016					120,000	1.240	1.240	57,384

(1)
The columns reflect amounts payable under the Westell Incentive Compensation Plan for meeting specified threshold, target and maximum levels of performance, respectively. Amounts are prorated based on start dates for Messrs. Bernstein and Brouillette. Mr. Good’s target is prorated for the increase from $51,000 to $123,750 in connection with his promotion to Senior Vice President, In-Building Wireless.

(2)
Represents restricted stock and unit awards issued pursuant to the 2004 Stock Incentive Plan, except for the awards issued to Mr. Good which were issued under the 2015 Omnibus Incentive Compensation Plan. Restricted stock unit awards issued under the 2004 Stock Incentive Plan vest in equal annual installments of 25% per year from the grant date. Restricted stock unit awards issued under the 2015 Omnibus Incentive Compensation Plan vest in equal annual installments of 33.3% per year from the grant date.

(3)
Represents non-qualified stock options issues pursuant to the 2004 Stock Incentive Plan, except for awards issued to Mr. Good which were issued under the 2015 Omnibus Incentive Compensation Plan. All options in the table have a seven-year life. Stock options issued under the 2004 Stock Incentive Plan vest in equal annual installments of 25% per year from the grant date. Stock options issued under the 2015 Omnibus Incentive Compensation Plan vest in equal annual installments of 33.3% per year from the grant date.

(4)
The exercise price is the average high and low stock price on the grant date for grants issued under the 2004 Stock Incentive Plan and closing stock price for grants issued under the 2015 Omnibus Incentive Compensation Plan.

(5)
Represents the fair value of the award at target on the grant date, computed in accordance with ASC 718. A discussion of the assumptions used in calculation of these values may be found in footnote 9 to our audited financial statements of the Company’s 2016 Annual Report.

OPTION EXERCISES AND STOCK VESTED
The table below includes certain information with respect to the exercise of stock options and the vesting of restricted stock units for the NEOs during fiscal year 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
J. Thomas Gruenwald	—	—	70,000	74,400
Thomas Minichiello	—	—	86,870	93,225
Charles S. Bernstein	—	—	—	—
Brian Brouillette	—	—	—	—
Richard E. Good	—	—	1,500	1,485

(1)	The amount reflects the number of shares vested multiplied by the average of the high and low stock prices on the vesting date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The table below includes certain information with respect to equity awards previously awarded to the NEOs, which were outstanding as of March 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
J. Thomas Gruenwald	62,500	187,500	(2)	1.48	02/10/2020
	—	212,500	(3)	1.19	05/01/2022
						7,500	(4)	8,775
						10,000	(5)	11,700
						187,500	(6)	219,375
						212,500	(7)	248,625
Thomas Minichiello	45,000	45,000	(8)	2.56	07/17/2020
	—	150,000	(3)	1.19	05/01/2022
									30,000	(9)	35,100
						18,740	(10)	21,926	2,520	(11)	2,873
						22,500	(12)	26,325
						125,000	(13)	146,250
						150,000	(7)	175,500
Charles S. Bernstein	—	120,000	(14)	1.30	05/11/2022
						180,000	(15)	210,600
Brian Brouillette	—	120,000	(16)	1.20	08/03/2022
						180,000	(17)	210,600
Richard E. Good	—	120,000	(18)	1.24	01/04/2023
						4,500	(19)	5,265
						180,000	(20)	210,600

(1)	The market value is calculated by multiplying the number of shares that have not vested by $1.17, the closing price of the Class A Common Stock as of March 31, 2016.

(2)	Non-qualified stock option award vests in equal annual installments of 25% per year commencing on February 10, 2016.

(3)	Non-qualified stock option award vests in equal annual installments of 25% per year commencing on May 1, 2016.

(4)	Restricted stock award vests in equal annual installments of 25% per year commencing on April 1, 2015.

(5)	Restricted stock award vests in equal annual installments of 25% per year commencing on October 4, 2014.

(6)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on February 10, 2016.

(7)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on May 1, 2016.

(8)	Non-qualified stock option award vests in equal annual installments of 25% per year commencing on July 17, 2014.

(9)
Consists of performance-based restricted stock unit awards (“PSUs”) granted, in fiscal year 2015 pursuant to the 2004 Stock Incentive Plan. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for fiscal years 2015 through 2018 (the “2015 Performance Period”), compared to revenue and adjusted operating income targets. Following the close of each fiscal year in the 2015 Performance Period, the Compensation Committee will determine if any PSUs have been earned for that fiscal year on the “Certification Date,” which is the date our audited financial statements for the previous fiscal year are accepted by the Audit Committee. Any PSUs earned vest in annual increments during the Performance Period. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis. The number of PSUs listed above is equal to the target number of PSUs.

(10)
Consists of earned, but unvested performance-based restricted stock unit awards (“PSUs”) granted, in fiscal year 2014 pursuant to the 2004 Stock Incentive Plan. The number of PSUs earned based on fiscal year 2014 performance was 93.7% of target. Any PSUs earned vest in annual increments during the Performance Period. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.

(11)
Consists of unearned performance-based restricted stock unit awards (“PSUs”) granted compared to the target, in fiscal year 2014 pursuant to the 2004 Stock Incentive Plan. The number of PSUs earned, if any, can range between 0% to 200% of the target amount, depending on actual performance for fiscal years 2014 through 2017 (the “2014 Performance Period”), compared to revenue and adjusted operating income targets. Following the close of each fiscal year in the 2014 Performance Period, the Compensation Committee will determine if any PSUs have been earned for that fiscal year on the “Certification Date,” which is the date our audited financial statements for the previous fiscal year are accepted by the Audit Committee. Any PSUs earned vest in annual increments during the Performance Period. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis. The number of PSUs listed above is equal to the target number of PSUs.

(12)	Restricted stock award unit vests in equal annual installments of 25% per year commencing on April 1, 2015.

(13)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on July 17, 2014.

(14)	Non-qualified stock option award vests in equal annual installments of 25% per year commencing on May 11, 2016.

(15)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on May 11, 2016.

(16)	Non-qualified stock option award vests in equal annual installments of 25% per year commencing on August 3, 2016.

(17)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on August 3, 2016.

(18)	Non-qualified stock option award vests in equal annual installments of 33.3% per year commencing on January 4, 2017.

(19)	Restricted stock unit award vests in equal annual installments of 25% per year commencing on July 7, 2015.

(20)	Restricted stock unit award vests in equal annual installments of 33.3% per year commencing on January 4, 2017.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following tables summarize the estimated value of potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements assuming the triggering event or events indicated occurred on March 31, 2016.
J. Thomas Gruenwald
Chairman, President and Chief Executive Officer
The following table shows the potential payments to Mr. Gruenwald upon termination or in connection with a change in control assuming a March 31, 2016 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	—	—	—	—
Health Benefits	—	—	—	—
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (1)	488,475	—	—	248,625
Total	488,475	—	—	248,625

(1)	The market value is calculated by multiplying the number of shares that have not vested by $1.17, the closing price of the Class A Common Stock as of the last business day of fiscal year 2016.
Under the terms of Mr. Gruenwald’s offer letter, if we terminate Mr. Gruenwald’s employment without cause, unvested outstanding equity awards issued concurrent with Mr. Gruenwald’s start date will become immediately vested as of the date of termination. In the event of termination without cause or for good reason following a change of control, all unvested equity awards will become immediately vested.
Thomas Minichiello
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
The following table shows the potential payments to Mr. Minichiello upon termination or in connection with a change in control assuming a March 31, 2016 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	785,700	—	545,700	545,700
Health Benefits	18,000	—	18,000	18,000
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (1)	348,075	—	—	—
Total	1,151,775	0	563,700	563,700

(1)	The market value is calculated by multiplying the number of shares that have not vested by $1.17, the closing price of the Class A Common Stock as of the last business day of fiscal year 2016.

Under the terms of Mr. Minichiello’s employment agreement, if we terminate Mr. Minichiello’s employment without cause or if Mr. Minichiello resigns for good reason, he will be entitled to receive as severance one year’s base salary (150% of base salary following a change in control), one year target bonus (150% of the target bonus following a change in control), continued health benefits at employee rates for one year, and a pro rata portion of his bonus based upon the actual bonus that would have been earned, as applicable, for the fiscal year in which the termination occurs.
Mr. Minichiello is subject to a non-competition covenant during the term of his employment and for an additional one year period if, following termination of his employment with the Company, he is entitled to receive severance or if the Company elects to pay him severance even if he would not otherwise be entitled to such payments. Mr. Minichiello is subject to a non-solicitation covenant with respect to the Company’s employees for one year following termination of his employment whether or not he is entitled to severance pay.
In the event of termination without cause or for good reason following a change of control, unvested outstanding equity awards as of the date of termination will become immediately vested, pursuant to their express terms.
Charles S. Bernstein
Senior Vice President Worldwide Sales
The following table shows the potential payments to Mr. Bernstein upon termination or in connection with a change in control assuming a March 31, 2016 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	265,000	—	—	132,500
Health Benefits	—	—	—	5,715
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (1)	210,600	—	—	210,600
Total	475,600	—	—	348,815

(1)	The market value is calculated by multiplying the number of shares that have not vested by $1.17, the closing price of the Class A Common Stock as of the last business day of fiscal year 2016.
Under the terms of Mr. Bernstein’s offer letter, if we terminate Mr. Bernstein’s employment without cause, certain unvested outstanding equity awards as of the date of termination will become immediately vested pursuant to their express terms. In the event of termination without cause or for good reason following a change of control, all unvested stock awards will become immediately vested.
Richard E. Good
Senior Vice President, In-Building Wireless
Mr. Good does not have an employment agreement with us. In the event of termination without cause or for good reason following a change in control of the Company, unvested equity awards held by Mr. Good will become immediately vested. The market value of the stock awards Mr. Good that would vest, using the closing price of the Company’s common stock as of the last business day of fiscal year 2016, is $215,856.
Brian Brouillette
Former Senior Vice President, Intelligent Site Management and Worldwide Services
Mr. Brouillette joined the Company on August 3, 2015. Following the end of fiscal 2016, Mr. Brouillette’s employment terminated as Senior Vice President, Intelligent Site Management and Worldwide Services effective as of June 3, 2016. Mr. Brouillette’s unvested restricted stock units and stock options expired as of his termination date.

Mr. Brouillette did not have an employment agreement with us.  In the event of termination without cause or for good reason following a change in control of the Company, unvested equity awards held by Mr. Brouillette would have become immediately vested.  The market value of the stock awards Mr.  Brouillette that would have vested, using the closing price of the Company’s common stock as of the last business day of fiscal year 2016, is $210,600.

On June 3, 2016, we entered into a Separation Agreement and Release agreement with Mr. Brouillette which provided for severance payments of approximately $31,000, the pay out of earned but unused paid time off of approximately $16,000 and continued health benefits at the employee rate with a value of $4,374 for the lesser of three months after separation of employment or until Mr. Brouillette becomes eligible for coverage by a health plan of a subsequent employer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
In fiscal year 2016, no interlocking relationships existed between our Board of Directors or Compensation Committee and the compensation committee of any other company.

RISK MANAGEMENT
Westell management, the Compensation Committee and the Board of Directors view compensation practices as an important element of Enterprise Risk Management. It is our intention to create incentive structures that reward longer term, sustainable growth on a profitable basis and that do not encourage inappropriate risk trade-offs and behaviors.
Additionally, we view compensation as an important element in mitigating risks of losing key executives and employees and the concomitant loss of talent and skill required to operate the business. Consistent with SEC disclosure requirements, the Compensation Committee has assessed the Company’s compensation programs and has concluded that our compensation policies and practices do not encourage or create risks that are reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION
The annual retainer for all non-employee directors is $40,000. Annual retainers for committee chairpersons are as follows: Chairman of the Board (if non-employee) -$20,000; Chair of the Audit Committee-$10,000; and Chair of the Compensation Committee-$10,000. Annual retainers for the members of committees are as follows: Member of the Audit Committee-$5,000; and Member of the Compensation Committee-$5,000. There is not separate compensation for meeting attendance. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Directors who are employees of the Company do not receive additional compensation for service as directors. In addition, non-employee directors are eligible to receive awards under the 2015 Omnibus Incentive Compensation Plan. On a director’s initial appointment date, non-employee directors are each granted 20,000 restricted shares with an annual grant thereafter of 10,000 shares (for fiscal 2016, the award amount was 15,000 restricted shares to adjust for the modification of timing of the award from April 1 to the re-election date (September)) to be granted upon election to the Board of Directors at the Annual Meeting of Stockholders, with the award vesting on the first anniversary date of the grant.
Director Summary Compensation Table
The following table details the total compensation for non-employee directors for fiscal year 2016.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Fared Adib(4)	45,000	17,625	62,625
Jeannie H. Diefenderfer (5)	26,209	23,500	49,709
Robert W. Foskett(4)	40,000	17,625	57,625
Dennis O. Harris(4)	45,000	17,625	62,625
Martin D. Hernandez(4)	45,000	17,625	62,625
Eileen A. Kamerick(4)	58,125	17,625	75,750
Robert C. Penny III(4)	40,000	17,625	57,625

(1)
Mr. Gruenwald is not included in this table because he is an employee of the Company and received no additional compensation for his service as chairman and director. The compensation received by Mr. Gruenwald as our employee is shown in the Summary Compensation Table. Mr. Gruenwald’s equity holdings as of March 31, 2016 are presented in the Outstanding Equity Awards at Fiscal Year-End table.

(2)
The values reflect the aggregate grant date fair value as determined under ASC 718. Assumptions used in the calculation of these amounts are included in footnote 9 to the Company’s audited financial statements for fiscal year 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2016.

(3)	The equity portion of the annual grant to directors vests annually on the date of grant over a one-year period.

(4)	As of March 31, 2016, the director had 30,000 shares of unvested restricted stock.

(5)	Ms. Diefenderfer was appointed to the Board effective September 16, 2015. As of March 31, 2016, Ms. Diefenderfer had 20,000 shares of unvested restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OWNERSHIP OF THE CAPITAL STOCK OF THE COMPANY
Directors and Executive Officers
The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2016, of (i) each director, (ii) the individuals named in the “Summary Compensation Table” contained herein (the “named executive officers” or “NEOs”) and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Name	Number of Class A Shares(1)(2)(3)		Number of Class B Shares (3)		Percent of Class A Common Stock(4)	Percent of Class B Common Stock(4)	Percent of Total Voting Power(4)
Non-Employee Directors
Fared Adib	35,000		—		*	—	*
Jeannie H. Diefenderfer	20,000		—		*	—	*
Robert W. Foskett	85,000		13,937,150	(5) (6)	*	100.0%	54.2%
Dennis O. Harris	85,000		—		*	—	*
Martin D. Hernandez	85,000		—		*	—	*
Eileen A. Kamerick	85,000		—		*	—	*
Robert C. Penny III	50,000		12,951,511	(6)	*	92.9%	50.3%
Named Executive Officers
J. Thomas Gruenwald	265,126	(7)	—		*	—	*
Thomas P. Minichiello	264,627	(8)	—		*	—	*
Brian T. Brouillette	—		—		*	—	*
Charles S. Bernstein	67,841		—		*	—	*
Richard E. Good	11,491		—		*	—	*
All Current Directors and Executive Officers as a group (11 Persons)	1,054,085		13,937,150		2.2%	100.0%	55.1%
_________________
* Less than 1%.

(1)
Includes options to purchase shares that are exercisable within 60 days of June 30, 2016, as follows: Mr. Gruenwald 115,625 shares; Mr. Minichiello: 105,000 shares and Mr. Bernstein 30,000 shares; and all current directors and executive officers as a group: 250,625 shares.

(2)
Includes unvested restricted stock awards where the holder has voting rights but not dispositive rights as follows: Mr. Adib: 30,000 shares; Ms. Diefenderfer 20,000 shares; Mr. Foskett: 22,500 shares; Mr. Harris: 22,500 shares; Mr. Hernandez: 22,500 shares; Ms. Kamerick: 22,500 shares; Mr. Penny: 22,500 shares; Mr. Gruenwald: 15,000 shares; and all current directors and executive officers as a group: 177,500 shares.

(3)
Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis. Holders of Class B Common Stock have four votes per share and holders of Class A Common Stock have one vote per share

(4)	Percentage of beneficial ownership and voting power is based on 47,324,545 shares of Class A Common Stock and 13,937,151 shares of Class B Common Stock outstanding as of June 30, 2016.

(5)
Includes 985,639 shares held in trust for the benefit of Mr. Penny’s children for which Mr. Foskett is trustee and has sole voting and dispositive power. Mr. Foskett disclaims beneficial ownership of these shares.

(6)
Includes 12,951,511 shares of Class B Common Stock held in the Voting Trust Agreement dated February 23, 1994, as amended (the “Voting Trust”), among Robert C. Penny III and certain members of the Penny family. Mr. Penny, Mr. Foskett, and Mr. Patrick J. McDonough, Jr. are co-trustees and have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny, Foskett and McDonough each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. For additional information on the Voting Trust, see the Schedule 13D/A filed with the SEC on May 5, 2015. The Voting Trust contains 3,812,829 shares held for the benefit of Mr. Penny and 482,626 shares held for the benefit of Mr. Foskett. The address for Messrs. Penny, Foskett and McDonough is c/o M. J. Simon & Associates, Ltd., 1111 Burlington Avenue, Suite 108 A, Lisle, Illinois 60532.

(7)	15,000 shares are held by IRA.

(8)	20,000 shares are held by IRA.

Certain Stockholders
The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock, other than Messrs. Penny, Foskett and McDonough whose information is set forth above. The content of this table is based upon the most current information contained in Schedule 13G filings with the SEC, unless more recent information was obtained.

Name and Address of Beneficial Owner(1)	Number of Class A Shares(2)	Number of Class B Shares(2)	Percent of Class A Common Stock	Percent of Class B Common Stock	Percent of Total Voting Power(3)
Cove Street Capital 2101 East El Segundo, Suite 302 El Segundo, CA 90245	6,654,614	—	14.1%	—	6.5%
David C. Hoeft 555 California Street, 40th Floor San Francisco, CA 94104	3,836,133	—	8.1%	—	3.7%
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	3,354,329	—	7.1%	—	3.3%

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

(3)	Percentage of beneficial ownership and voting power is based on 47,324,545 shares of Class A Common Stock and 13,937,151 shares of Class B Common Stock outstanding as of June 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of March 31, 2016, with respect to shares of our Class A Common Stock that may be issued under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)(3)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	3,754,950	1.42	6,014,433
Equity compensation plans not approved by security holders	—	—	—
Total	3,754,950	1.42	6,014,433

(1)	Includes outstanding options, RSUs and PSUs. PSUs included in this number are at the target number of shares that could be issued.

(2)	Represents weighted-average exercise price of outstanding options.

(3)	All amounts in these columns relate to the 2015 Omnibus Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Scott Goodrich, the Company’s former President, In-Building Wireless owns 13% of the common stock of XMA Corporation (XMA). The Company purchased $0.1 million of raw material components from XMA in fiscal year 2016 while Mr. Goodrich was an employee of the Company. This transaction was approved by the Audit Committee.
We do not currently have written policies and procedures with respect to the approval of related-party transactions. Our practice with respect to related-party transactions has been that all transactions between the Company and any related person will be reviewed and approved by the Audit Committee. All proposed related-party transactions are generally reported to senior management, who assist in gathering the relevant information about the transaction, and present the information to the Audit Committee. The Audit Committee then determines whether the transaction is a related party transaction and approves, ratifies, or rejects the transaction.

DIRECTOR INDEPENDENCE
In general, the Board determines whether a board member is independent by following the corporate governance rules of the NASDAQ Global Select Stock Market (“NASDAQ”) and the applicable rules of the Securities and Exchange Commission (“SEC”). Our Board of Directors has determined that each of Messrs. Adib, Foskett, Harris, Hernandez, and Penny, and Mses. Diefenderfer and Kamerick are “independent” under the NASDAQ and SEC rules. In making independence determinations, the Board considered the registration rights with respect to the shares of common stock held in the Voting Trust that we have granted to Robert C. Penny III, Robert W. Foskett, and Patrick J. McDonough, Jr., as Trustees of the Voting Trust.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent auditors, Ernst & Young LLP, for services for the fiscal years 2016 and 2015.

Fee Category	Fiscal 2016	Fiscal 2015
Audit Fees	$954,000	$1,010,965
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$954,000	$1,010,965

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K and the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Audit Committee has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Committee will annually pre-approve services in specified accounting areas. The Committee also annually approves the budget for the annual generally accepted accounting principals (GAAP) audit.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

*10.16	Summary of Director Compensation (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

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

*10.40	Offer Letter for Brian T. Brouillette (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

18.1	Preference letter regarding change in accounting principle (incorporated herein by reference to Exhibit 18 to the Company's Form 10-Q filed on August 1, 2014).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

31.1
Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

31.1(a)	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

31.2(a)	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements (incorporated herein by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2016.

WESTELL TECHNOLOGIES, INC.

By: /s/ J. Thomas Gruenwald
J. Thomas Gruenwald
President and Chief Executive Officer