Form 10-Q
period 2016-06-30
WESTELL TECHNOLOGIES INC
filed 2016-08-12
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 22, 2016:
Class A Common Stock, $0.01 Par Value – 47,376,984 shares Class B Common Stock, $0.01 Par Value – 13,937,151 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2016, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are the Company's trademarks: ClearLink®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,178	$19,169
Short-term investments	10,090	10,555
Accounts receivable (net of allowance of $41 and $53 at June 30, 2016 and March 31, 2016, respectively)	10,885	16,361
Inventories	13,732	13,498
Prepaid expenses and other current assets	1,780	1,900
Total current assets	51,665	61,483
Land, property and equipment, gross	16,180	17,198
Less accumulated depreciation and amortization	(13,371)	(13,221)
Land, property and equipment, net	2,809	3,977
Intangible assets, net	19,188	20,388
Other non-current assets	173	183
Total assets	$73,835	$86,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,087	$7,856
Accrued expenses	3,879	3,426
Accrued restructuring	1,090	1,537
Accrued compensation	1,546	2,506
Contingent consideration payable	47	311
Deferred revenue	989	1,601
Total current liabilities	12,638	17,237
Deferred revenue non-current	1,400	1,236
Net deferred income tax liability	12	10
Accrued restructuring non-current	271	550
Other non-current liabilities	276	314
Total liabilities	14,597	19,347
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 47,324,545 and 47,184,725 shares at June 30, 2016, and March 31, 2016, respectively	473	472
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both June 30, 2016 and March 31, 2016	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	414,778	414,374
Treasury stock at cost – 17,633,276 and 17,560,758 shares at June 30, 2016 and March 31, 2016, respectively	(35,257)	(35,174)
Cumulative translation adjustment	608	608
Accumulated deficit	(321,503)	(313,735)
Total stockholders’ equity	59,238	66,684
Total liabilities and stockholders’ equity	$73,835	$86,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2016	2015
Revenue	$14,816	$21,570
Cost of revenue (1)	10,251	13,141
Gross profit	4,565	8,429
Operating expenses:
Research and development	4,277	5,086
Sales and marketing	3,381	3,196
General and administrative	2,345	2,969
Intangible amortization	1,200	1,399
Restructuring	(36)	17
Long-lived assets impairment	1,181	—
Total operating expenses	12,348	12,667
Operating profit (loss)	(7,783)	(4,238)
Other income (expense), net	17	38
Income (loss) before income taxes and discontinued operations	(7,766)	(4,200)
Income tax benefit (expense)	(2)	62
Net income (loss) from continuing operations	(7,768)	(4,138)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the three months ended June 30, 2015	—	272
Net income (loss) (2)	$(7,768)	$(3,866)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.13)	$(0.07)
Basic net income (loss) from discontinued operations	—	—
Basic net income (loss) (3)	$(0.13)	$(0.06)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.13)	$(0.07)
Diluted net income (loss) from discontinued operations	—	—
Diluted net income (loss) (3)	$(0.13)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	61,016	60,703
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—
Diluted	61,016	60,703

(1) The three months ended June 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 14, Subsequent Event.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) Totals may not sum due to rounding.
(4) The Company had 6.1 million shares represented by common stock equivalents for the three months ended June 30, 2016 and 3.3 million shares represented by common stock equivalents for the three months ended June 30, 2015, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(7,768)	$(3,866)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,585	1,696
Long-lived assets impairment	1,181	—
Stock-based compensation	406	457
Restructuring	(36)	17
Deferred taxes	2	110
Exchange rate loss (gain)	6	(6)
Changes in assets and liabilities:
Accounts receivable	5,470	(2,607)
Inventories	(234)	1,420
Prepaid expenses and other current assets	120	(132)
Other assets	8	56
Deferred revenue	(448)	(275)
Accounts payable and accrued expenses	(3,184)	1,906
Accrued compensation	(960)	615
Net cash provided by (used in) operating activities	(3,852)	(609)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	2,530	7,431
Maturities of other short-term investments	—	2,134
Purchases of held-to-maturity short-term debt securities	(2,065)	(1,730)
Proceeds from sale of land	—	264
Purchases of property and equipment	(396)	(455)
Net cash provided by (used in) investing activities	69	7,644
Cash flows from financing activities:
Purchases of treasury stock	(84)	(49)
Payment of contingent consideration	(127)	(167)
Net cash provided by (used in) financing activities	(211)	(216)
Gain (loss) of exchange rate changes on cash	3	2
Net increase (decrease) in cash and cash equivalents	(3,991)	6,821
Cash and cash equivalents, beginning of period	19,169	14,026
Cash and cash equivalents, end of period	$15,178	$20,847
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
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X, and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2016, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, intangible assets fair value, depreciation, income taxes, and contingencies, among other things. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The Company does not expect that adoption will have a significant impact on the Company;s Consolidated Financial Statements or related disclosures.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The standard is effective for the Company's financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its Consolidated Financial Statements or related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is in the process of evaluating the available transition methods and the impact the guidance will have on the Company's Consolidated Financial Statements and related disclosures.
Other accounting standards and recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures are not discussed herein.
Note 2. Restructuring Charges
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015 and impacted 17 employees. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income (the 2015 restructuring). The Company recognized a restructuring expense of $17,000 in the three months ended June 30, 2015.
In the fourth quarter of fiscal year 2016, the Company approved a plan to restructure its business, including reduction of headcount and lease termination costs related to the design center in Canada, to bring operating costs and expenses in-line with anticipated business volumes (the 2016 restructuring). The Company recognized a net reduction of restructuring expense of $36,000 in the three months ended June 30, 2016. As of June 30, 2016, $1.1 million and $0.3 million of the restructuring costs, primarily related to the office space from the 2015 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2016, $1.5 million and $0.6 million of the restructuring costs, primarily related to the office space from the 2015 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by fiscal year 2018 concurrent with the termination date of the contractual lease.

Total liability for restructuring charges and their utilization for the three months ended June 30, 2016 and 2015, are summarized as follows:

	Three months ended June 30, 2016			Three months ended June 30, 2015
(in thousands)	Employee-related	Other costs	Total	Employee-related	Other costs	Total
Liability at beginning of period	$441	$1,646	$2,087	$15	$2,788	$2,803
Charged	2	(38)	(36)	17	—	17
Paid	(434)	(256)	(690)	(32)	(324)	(356)
Liability at end of period	$9	$1,352	$1,361	$—	$2,464	$2,464

See Note 14, Subsequent Event.
Note 3. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. In the first quarter of fiscal 2017, the Company re-aligned the business and revised its segments into three reportable operating segments. The CODM continues to define segment profit as gross profit less research and development expenses. In order to provide information that is comparable year to year, fiscal year 2016 segment information has been restated to reflect the new reporting structure. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-host operators to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formally part of the Communications Solutions Group (CSG) segment, are as follows:
• Intelligent Site Management (ISM) solutions include a suite of remote monitoring and control devices which, when combined with the Company's Optima management software system, provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• Service offerings include support agreements and deployment services. While the Company currently provides technical support and deployment services primarily for the ISM solution, it is Westell’s intent going-forward to offer these and other services across the entire Westell product portfolio, and potentially other non-Westell solutions.
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formally part of the Communications Solutions Group (CSG) segment, are as follows:
• Outside Plant (OSP) solutions, which are sold to wireline and wireless service providers as well as industrial network operators, include a broad range of offerings, including integrated cabinets, power distribution products, copper and fiber network connectivity panels, and synchronous optical networks/time division multiplexing (SONET/TDM) network interface units.
• Cell Site Optimization (CSO) solutions include tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.

Segment information for the three months ended June 30, 2016, and 2015 is set forth below:

	Three months ended June 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$6,121		$4,139	$4,556	$14,816
Cost of revenue	5,127	(1)	2,120	3,004	10,251	(1)
Gross profit	994		2,019	1,552	4,565
Gross margin	16.2%		48.8%	34.1%	30.8%
Research and development	2,364		1,294	619	4,277
Segment profit (loss)	$(1,370)		$725	$933	288
Operating expenses:
Sales and marketing					3,381
General and administrative					2,345
Intangible amortization					1,200
Restructuring					(36)
Long-lived assets impairment					1,181
Operating profit (loss)					(7,783)
Other income (expense), net					17
Income tax benefit (expense)					(2)
Net income (loss) from continuing operations					$(7,768)

	Three months ended June 30, 2015
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$9,070		$4,505	$7,995	$21,570
Cost of revenue	5,069		2,294	5,778	13,141
Gross profit	4,001		2,211	2,217	8,429
Gross margin	44.1%		49.1%	27.7%	39.1%
Research and development	3,162		1,281	643	5,086
Segment profit (loss)	$839		$930	$1,574	3,343
Operating expenses:
Sales and marketing					3,196
General and administrative					2,969
Intangible amortization					1,399
Restructuring					17
Long-lived assets impairment					—
Operating profit (loss)					(4,238)
Other income (expense), net					38
Income tax benefit (expense)					62
Net income (loss) from continuing operations					$(4,138)

(1) The three months ended June 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 14, Subsequent Event.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2016	March 31, 2016
Raw materials	$3,653	$6,174
Work-in-process	327	237
Finished goods	9,752	7,087
Total inventories	$13,732	$13,498
Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaces the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit. The stock options, restricted stock awards, and RSUs awarded granted under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. PSUs earned vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, restricted stock units (RSUs) and performance stock units (PSUs), during the three months ended June 30, 2016, and 2015:

	Three months ended June 30,
(in thousands)	2016	2015
Stock-based compensation expense	$406	$457
Income tax benefit	—	—
Total stock-based compensation expense after taxes	$406	$457
Stock Options
Stock option activity for the three months ended June 30, 2016, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2016	1,847,500	$1.42	5.6	$9
Granted	1,259,750	1.16
Exercised	—	—
Forfeited	(398,750)	1.21
Expired	(14,000)	2.67
Outstanding on June 30, 2016	2,694,500	$1.32	5.8	$—

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2016 was $0.46 per share.

Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	217,500	$2.07
Granted	—	—
Vested	(40,000)	2.80
Forfeited	—	—
Non-vested as of June 30, 2016	177,500	$1.91
RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	1,843,375	$1.59
Granted	1,287,250	1.16
Vested	(200,625)	1.55
Forfeited	(411,000)	1.23
Non-vested as of June 30, 2016	2,519,000	$1.43
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016 (at target)	64,075	$3.29
Granted, at target	—	—
Vested	(11,713)	2.53
Forfeited	(10,472)	3.43
Non-vested as of June 30, 2016 (at target)	41,890	$3.46
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, and typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $225,000 and $229,000 as of June 30, 2016 and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $214,000 and $207,000 as of June 30, 2016 and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2016	2015
Total product warranty reserve at the beginning of the period	$436	$505
Warranty expense to cost of revenue	34	97
Utilization	(31)	(54)
Total product warranty reserve at the end of the period	$439	$548
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of June 30, 2016 and March 31, 2016, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2016 and 2015 was $1.1 million and $0.5 million, respectively. Accounts receivable from AKA was $1.2 million and $0.6 million as of June 30, 2016 and March 31, 2016, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $1.9 million and $1.7 million as of June 30, 2016 and March 31, 2016, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and therefore did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
The Company recorded $2,000 of income tax expense in the three months ended June 30, 2016, using an effective income tax rate of (0.02)% plus discrete items. The Company recorded $62,000 of income tax benefit in the three months ended June 30, 2015, using an effective rate of 1.47% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.

Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, were $11.7 million and $11.8 million at June 30, 2016 and March 31, 2016, respectively.
Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2016, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$7,979	$—	$—	$—	$—	$—	$7,979
Future minimum operating lease payments	3,106	446	137	29	—	—	3,718
Contingent consideration	47	—	—	—	—	—	47
Future obligations and commitments	$11,132	$446	$137	$29	$—	$—	$11,744
(1) A reserve for a net loss on firm purchase commitments of $954,000 and $388,000 is recorded on the balance sheet as of June 30, 2016 and March 31, 2016, respectively. The increase as of June 30, 2016 is primarily due to ClearLink DAS purchase commitments. See Note 14, Subsequent Event.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2016 and March 31, 2016, the Company has not recorded any contingent liability attributable to existing litigation.
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
Additionally, the Company has a contingent cash consideration payable related to an acquisition. The contingent consideration becomes payable based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and is offset by working capital adjustments and other indemnification claims. The maximum earn-out that could be paid before offsets is $3.5 million. The final calculation performed during the quarter ended June 30, 2016 determined the actual cash payment for the contingent consideration to be $2.1 million. As of June 30, 2016 and March 31, 2016, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $47,000 and $311,000, respectively (See Note 11).
Note 10. Short-term Investments
The following table presents short-term investments as of June 30, 2016 and March 31, 2016:

(in thousands)	June 30, 2016	March 31, 2016
Certificates of deposit	$—	$—
Held-to-maturity, pre-refunded municipal bonds	10,090	10,555
Total short-term investments	$10,090	$10,555
The fair value of short-term investments approximates their carrying amounts due to the short-term nature of these financial assets and therefore there are no unrecognized gains or losses. The Company has the ability and intent to hold these investment to maturity and does not intend to sell the investments before recovery of their amortized cost basis.

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
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis as of June 30, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$6,678	$6,678	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$47	—	—	$47	Contingent consideration payable
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis as of March 31, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$10,043	$10,043	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$311	—	—	$311	Contingent consideration payable
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price was contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and was offset by working capital adjustments and other indemnification claims. The Company estimated the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. The final calculation performed during the quarter ended June 30, 2016 determined the actual cash payment for the contingent consideration to be $2.1 million, of which $47,000 was unpaid as of June 30, 2016.

The fair value measurement of contingent consideration as of June 30, 2016 and March 31, 2016, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
	June 30, 2016	March 31, 2016
Estimated earn-out contingent consideration	$2,832	$2,968
Working capital and other adjustment	(444)	(444)
Indemnification related to warranty claims	(303)	(303)
Discount rate	—%	—%
Approximate timing of cash flows	0.1 years	0.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2016	$311
Contingent consideration – payments	(127)
Contingent consideration – change in fair value in General and Administrative expense	(137)
Balance as of June 30, 2016	$47
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the authorization). There were no shares repurchased under this authorization during the three months ended June 30, 2016 or June 30, 2015. There was approximately $0.1 million remaining for additional share repurchases under this program as of June 30, 2016.
Additionally, in the three months ended June 30, 2016 and June 30, 2015, the Company repurchased 72,518 and 39,351 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $1.16 and $1.24 per share, respectively.
Note 13. Intangible and Long-Lived Assets
Intangible Assets

Intangible assets include customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

As a result of the Company reorganizing its reporting structure in the first quarter of fiscal year 2017, the Company reassigned assets and liabilities to reporting units. In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their carrying value, the Company assessed all relevant events and circumstances and determined that due to the overall financial performance of the Company and recent change in reporting structure, indicators of impairment were present. The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the quarter ended June 30, 2016 in any of the reporting units.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product were fully impaired and recorded an impairment charge of

$1.2 million. Long-lived asset impairment charges are presented in long-lived asset impairment on the Condensed Consolidated Statements of Operations. See Note 14 Subsequent Event.
Note 14. Subsequent Event
On July 26, 2016, the Company approved a restructuring plan (the “2017 Restructuring”), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a reduction of headcount, and consolidation of facilities in Manchester, NH and Aurora, IL. In addition to the $1.2 million impairment charge of fixed assets and $1.4 million of E&O expense for ClearLink DAS inventory and pipeline inventory which was recorded in the three months ended June 30, 2016, the Company expects to incur future charges of approximately $1.9 million, including estimated cash payments of $0.7 million related to employee separation benefits and non-cash charges of approximately $1.2 million for facility-related costs. The planned restructuring is scheduled to be substantially completed by March 31, 2017.

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
In the first quarter of fiscal 2017, the Company re-aligned the business and revised its segments into three reportable operating segments. The Company operates under three reportable segments: In-Building Wireless, Intelligent Site Management and Services, and Communications Network Solutions.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), and system components and antennas, all used by wireless service providers and neutral-host operators to fine tune radio frequency (RF) signals that helps extend coverage to areas not served well or at all by traditional cell sites.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formally part of the Communications Solutions Group (CSG) segment, are as follows:
• Intelligent Site Management (ISM) solutions include a suite of remote monitoring and control devices which, when combined with the Company's Optima management software system, provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• Service offerings include support agreements and deployment services. While the Company currently provides technical support and deployment services primarily for the ISM solution, it is Westell’s intent going-forward to offer these and other services across the entire Westell product portfolio, and potentially other non-Westell solutions.
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formally part of the Communications Solutions Group (CSG) segment, are as follows:
• Outside Plant (OSP) solutions, which are sold to wireline and wireless service providers as well as industrial network operators, include a broad range of offerings, including integrated cabinets, power distribution products, copper and fiber network connectivity panels, and synchronous optical networks/time division multiplexing (SONET/TDM) network interface units.
• Cell Site Optimization (CSO) solutions include tower mounted amplifiers (TMAs), small outdoor-hardened units mounted next to antennas on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.

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
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2016 and 2015 by segment.
Revenue

	Three months ended June 30,
(in thousands)	2016	2015	Change
IBW	$6,121	$9,070	$(2,949)
ISMS	4,139	4,505	(366)
CNS	4,556	7,995	(3,439)
Consolidated revenue	$14,816	$21,570	$(6,754)
Fiscal 2017 first quarter revenue weakness reflected a confluence of factors across the business, including a general slowdown in carrier spending and the adverse impact of a strike-related work stoppage at a major customer.
IBW revenue was $6.1 million in the three months ended June 30, 2016, compared to $9.1 million in the same period in the prior year. The decrease in revenue in the three month period was due primarily to decreases in sales of DAS conditioners offset in part by increased sales of repeater products.
ISMS revenue was $4.1 million in the three months ended June 30, 2016, compared $4.5 million to in the same period in the prior year. The decrease in revenue was due primarily to lower deployment services revenue for ISM remotes and tower mounted amplifiers.
CNS revenue was $4.6 million in the three months ended June 30, 2016, compared to $8.0 million, in the same period in the prior year. The decrease in the three months ended June 30, 2016, compared to the same period in the prior year was primarily due to lower carrier spend in TMAs, power and network connectivity.
Gross Margin

	Three months ended June 30,
	2016	2015	Change
IBW	16.2%	44.1%	(27.9)%
ISMS	48.8%	49.1%	(0.3)%
CNS	34.1%	27.7%	6.4%
Consolidated gross margin	30.8%	39.1%	(8.3)%

Gross margin in the IBW segment was 16.2% in the three months ended June 30, 2016, compared to 44.1% in the same period in the prior year. The lower gross margins in fiscal year 2017 compared to fiscal 2016 is primarily due to higher excess and obsolete inventory expense of $1.2 million in fiscal year 2017. In addition, overall revenue levels contributed to the lower gross margin due to the absorption of fixed costs.
Gross margin in the ISMS segment was relatively flat with 48.8% in the three months ended June 30, 2016, compared to 49.1% in the same period in the prior year.
Gross margin in the CSG segment was 34.1% in the three months ended June 30, 2016, compared to 27.7% in the same period in the prior year. The increase in gross margin in the three month period was primarily due to a more favorable product mix.
Research and Development

	Three months ended June 30,
(in thousands)	2016	2015	Change
IBW	$2,364	$3,162	$(798)
ISMS	1,294	1,281	13
CNS	$619	$643	(24)
Consolidated research and development expense	$4,277	$5,086	$(809)
Consolidated research and development costs decreased $0.8 million in the three months ended June 30, 2016, compared to the same period in the prior year. Research and development expense in the IBW segment decreased by $0.8 million in the three months ended June 30, 2016, compared to the same period in the prior year due to $0.5 million of decreased manpower related expenses and $0.4 million of prototype expense. The decrease in expenses were primarily associated with the ClearLink DAS development project.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2016	2015	Change
Consolidated sales and marketing expense	$3,381	$3,196	$185
Sales and marketing expense was $3.4 million in the three months ended June 30, 2016, compared to $3.2 million in same period in the prior year. The increase was due primarily related to higher payroll and headcount related expenses pertaining to the investment in our sales organization.
General and Administrative

	Three months ended June 30,
(in thousands)	2016	2015	Change
Consolidated general and administrative expense	$2,345	$2,969	$(624)
Consolidated general and administrative expense decreased $0.6 million in the three months ended June 30, 2016, compared to the same periods in the prior fiscal year primarily to lower payroll and headcount related expenses.
Intangible amortization

	Three months ended June 30,
(in thousands)	2016	2015	Change
Consolidated intangible amortization	$1,200	$1,399	$(199)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three months ended June 30, 2016, compared to the same period in the prior fiscal year resulted primarily from product and customer related intangibles from the acquisition of HyperEdge and the non-compete from the Kentrox acquisition becoming fully amortized.

Restructuring
Due to a change in estimate, the Company recorded reversal of restructuring expense of $36,000 in the three months ended June 30, 2016 and recorded restructuring expense of $17,000 in the three months ended June 30, 2015, related to severance for terminated employees associated with the CSI acquisition.

Long-lived assets impairment

Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product were fully impaired and recorded an impairment charge of $1.2 million during the three months ended June 30, 2016. There was no long-lived assets impaired during the three months ended June 30, 2015.

Other income (expense)

	Three months ended June 30,
(in thousands)	2016	2015	Change
Consolidated other income (expense)	$17	$38	$(21)
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currency.
Income tax benefit (expense)
The Company recorded $2,000 of income tax expense in the three months ended June 30, 2016 using an effective income tax rate of (0.02)% plus discrete items. The Company recorded $62,000 of income tax benefit in the three months ended June 30, 2015, using an effective rate of 1.47% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Discontinued operations
The fiscal year 2016 income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.
Net income (loss)
Net loss was $7.8 million in the three months ended June 30, 2016 and $3.9 million in the three months ended June 30, 2015. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2016, the Company had $15.2 million in cash and cash equivalents and $10.1 million in short-term investments, consisting of bank deposits, money market funds, and pre-refunded municipal bonds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, were $11.7 million and $11.8 million at June 30, 2016 and March 31, 2016, respectively.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of June 30, 2016, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations (1)	$7,979	$—	$—	$—	$—	$—	$7,979
Future minimum operating lease payments	3,106	446	137	29	—	—	3,718
Contingent consideration	47	—	—	—	—	—	47
Future obligations and commitments	$11,132	$446	$137	$29	$—	$—	$11,744
(1) A reserve for a net loss on firm purchase commitments of $954,000 and $388,000 is recorded on the balance sheet as of June 30, 2016 and March 31, 2016, respectively. The increase as of June 30, 2016 is primarily due to ClearLink DAS purchase commitments. See Note 14, Subsequent Event.
Cash Flows
The Company’s operating activities used cash of $3.9 million in the three months ended June 30, 2016, which resulted primarily from an $7.8 million net loss, adjusted for non-cash charges of $3.2 million of amortization, depreciation, long-lived asset impairments and stock-based compensation expense, and a $0.8 million increase in net working capital. The Company’s investing activities provided cash of $0.1 million, which resulted primarily from the net maturities of short-term investments of $0.5 million offset in part by $0.4 million of capital equipment purchases. In the three months ended June 30, 2016, the Company’s financing activities used $0.2 million of cash resulting primarily from payment of contingent consideration.
As of June 30, 2016, the Company had net deferred tax assets of approximately $46.6 million before a valuation allowance of $46.6 million, resulting in a net deferred tax liability of $12,000. Also, as of June 30, 2016, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
2017 Restructuring
On July 26, 2016, the Company approved a restructuring plan (the “2017 Restructuring”), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a reduction of headcount, and consolidation of facilities in Manchester, NH and Aurora, IL. In addition to the $1.2 million impairment charge of fixed assets and $1.4 million of E&O expense for ClearLink DAS inventory and pipeline inventory which was recorded in the three months ended June 30, 2016, the Company expects to incur future charges of approximately $1.9 million, including estimated cash payments of $0.7 million related to employee separation benefits and non-cash charges of approximately $1.2 million for facility-related costs. The planned restructuring is scheduled to be substantially completed by March 31, 2017. The 2017 restructuring program is designed to reduce annual expenses by approximately $11.0 million.
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

Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of June 30, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this quarterly report (the Evaluation Date). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2016, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2016, except as follows:

Risks Related to Our Business

We may experience significant delays or other complications in the design, manufacture, launch, and production ramp of new products, which could harm our business, prospects, financial condition, and operating results.

Many of our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Additionally, other companies may succeed in developing and marketing products that are more effective and/or less costly than any product we may develop, or that are commercially accepted before any of our products. There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales will decrease and our competitive position, financial condition and results of operations would be materially and adversely affected. We have experience development delays in the past and may experience significant delays or other complications in bringing to market and ramping production of new products. Recently, we suspended future development of our ClearLink DAS product due to competitive products to ClearLink DAS in the market that have already launched and considerable gross margins depression on the product. The decision to suspend ClearLink DAS or other complications in the development, manufacture, launch, and production ramp of any other future product, could materially damage our business, prospects, financial condition, and operating results.

Risks Related to our Common Stock

Our Class A Common Stock could be delisted from the NASDAQ Global Select Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Under these rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On July 1, 2016, we received a notification (the "Notice") from the Listing Qualifications Department of The NASDAQ Stock Market that the bid price for the Company’s Class A Common Stock has closed below the minimum $1.00 per share for 30 consecutive trading days in conflict with the NASDAQ rules for continued listing.

The Notice indicates we will be provided 180 calendar days, or until December 28, 2016, to regain compliance with the minimum $1.00 per share bid requirement. The Notice further indicates that the Company may regain compliance with the Rule if at any time before December 28, 2016, the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the Rule by December 28, 2016, the Company may be eligible for an additional 180 calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 1 - 30, 2016	17,943	$1.1607	—	$112,741
May 1 - 31, 2016	53,248	$1.1645	—	$112,741
June 1 - 30, 2016	1,327	$0.7201	—	$112,741
Total	72,518	$1.1554	—	$112,741

(a)
In the three months ended June 30, 2016, the Company repurchased 72,518 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.16 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of June 30, 2016.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 12, 2016	By:	/s/ J. Thomas Gruenwald
J. Thomas Gruenwald
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.