Form 10-Q
period 2016-09-30
WESTELL TECHNOLOGIES INC
filed 2016-11-04
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 21, 2016:
Class A Common Stock, $0.01 Par Value – 47,719,554 shares Class B Common Stock, $0.01 Par Value – 13,937,151 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,917	$19,169
Short-term investments	—	10,555
Accounts receivable (net of allowance of $41 and $53 at September 30, 2016, and March 31, 2016, respectively)	13,639	16,361
Inventories	12,678	13,498
Prepaid expenses and other current assets	1,923	1,900
Total current assets	49,157	61,483
Land, property and equipment, gross	16,185	17,198
Less accumulated depreciation and amortization	(13,731)	(13,221)
Land, property and equipment, net	2,454	3,977
Intangible assets, net	17,987	20,388
Other non-current assets	168	183
Total assets	$69,766	$86,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,619	$7,856
Accrued expenses	3,570	3,426
Accrued restructuring	2,951	1,537
Accrued compensation	1,397	2,506
Contingent consideration payable	—	311
Deferred revenue	1,318	1,601
Total current liabilities	13,855	17,237
Deferred revenue non-current	1,388	1,236
Net deferred income tax liability	24	10
Accrued restructuring non-current	192	550
Other non-current liabilities	249	314
Total liabilities	15,708	19,347
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 47,724,218 and 47,184,725 shares at September 30, 2016, and March 31, 2016, respectively	477	472
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both September 30, 2016, and March 31, 2016	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	415,460	414,374
Treasury stock at cost – 17,726,934 and 17,560,758 shares at September 30, 2016, and March 31, 2016, respectively	(35,313)	(35,174)
Cumulative translation adjustment	608	608
Accumulated deficit	(327,313)	(313,735)
Total stockholders’ equity	54,058	66,684
Total liabilities and stockholders’ equity	$69,766	$86,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenue	$17,780	$25,514	$32,596	$47,084
Cost of revenue (1)	11,413	15,283	21,664	28,424
Gross profit	6,367	10,231	10,932	18,660
Operating expenses:
Research and development	3,327	4,625	7,604	9,711
Sales and marketing	2,896	4,113	6,277	7,309
General and administrative	2,218	2,493	4,563	5,462
Intangible amortization	1,201	1,432	2,401	2,831
Restructuring	2,601	—	2,565	17
Long-lived assets impairment	—	—	1,181	—
Total operating expenses	12,243	12,663	24,591	25,330
Operating profit (loss)	(5,876)	(2,432)	(13,659)	(6,670)
Other income (expense), net	74	(61)	91	(23)
Income (loss) before income taxes and discontinued operations	(5,802)	(2,493)	(13,568)	(6,693)
Income tax benefit (expense)	(8)	20	(10)	82
Net income (loss) from continuing operations	(5,810)	(2,473)	(13,578)	(6,611)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the six months ended September 30, 2015	—	—	—	272
Net income (loss) (2)	$(5,810)	$(2,473)	$(13,578)	$(6,339)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.11)
Basic net income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) (3)	$(0.09)	$(0.04)	$(0.22)	$(0.10)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.11)
Diluted net income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) (3)	$(0.09)	$(0.04)	$(0.22)	$(0.10)
Weighted-average number of common shares outstanding:
Basic	61,199	60,783	61,108	60,743
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—	—	—
Diluted	61,199	60,783	61,108	60,743

(1) The three and six months ended September 30, 2016, includes $0.2 million and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) Totals may not sum due to rounding.
(4) The Company had 5.3 million and 5.7 million shares represented by common stock equivalents for the three and six months ended September 30, 2016, and 3.7 million and 3.5 million shares represented by common stock equivalents for the three and six months ended September 30, 2015, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(13,578)	$(6,339)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,230	3,495
Long-lived assets impairment	1,181	—
Stock-based compensation	1,093	710
Loss on sale of fixed assets	11	—
Restructuring	2,565	17
Deferred taxes	14	57
Exchange rate loss (gain)	—	60
Changes in assets and liabilities:
Accounts receivable	2,722	(5,342)
Inventories	820	4,009
Prepaid expenses and other current assets	(23)	815
Other assets	15	118
Deferred revenue	(131)	(845)
Accounts payable and accrued expenses	(4,800)	2,151
Accrued compensation	(1,109)	1,325
Net cash provided by (used in) operating activities	(7,990)	231
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	12,621	16,625
Maturities of other short-term investments	—	5,586
Purchases of held-to-maturity short-term debt securities	(2,066)	(1,781)
Proceeds from sale of land	—	264
Purchases of property and equipment	(498)	(1,530)
Net cash provided by (used in) investing activities	10,057	19,164
Cash flows from financing activities:
Purchases of treasury stock	(141)	(85)
Payment of contingent consideration	(175)	(455)
Net cash provided by (used in) financing activities	(316)	(540)
Gain (loss) of exchange rate changes on cash	(3)	(3)
Net increase (decrease) in cash and cash equivalents	1,748	18,852
Cash and cash equivalents, beginning of period	19,169	14,026
Cash and cash equivalents, end of period	$20,917	$32,878
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
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2016, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2017.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230) (ASU 2016-15). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company is currently evaluating the potential impact ASU 2016-15 will have on the Company's Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The Company does not expect that adoption will have a significant impact on the Company's Consolidated Financial Statements or related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is in the process of evaluating the available transition methods and the impact the guidance will have on the Company's Consolidated Financial Statements and related disclosures.
Other accounting standards and recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures are not discussed herein.
Reclassifications
Certain amounts in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2015, have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported amounts for total stockholders' equity or net income (loss).
Note 2. Restructuring Charges
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income (the 2015 restructuring). The Company recognized a restructuring expense of $17,000 in the six months ended September 30, 2015.

In the fourth quarter of fiscal year 2016, the Company approved a plan to restructure its business, including reduction of headcount and lease termination costs related to closing the design center in Canada, to bring operating costs and expenses in-line with anticipated business volumes (the 2016 restructuring). The 2016 restructuring was completed during the fourth quarter of fiscal year 2016, during which the Company recognized a restructuring expense of $0.7 million. All of these costs have been paid as of September 30, 2016.
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a reduction of headcount, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $2.6 million in the three and six months ended September 30, 2016, inclusive of non-cash charges of approximately $1.0 million related to losses on leased facilities, $0.9 million of employee termination costs, and $0.7 million of other associated costs. In addition to the restructuring expense, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory which was recorded in the six months ended September 30, 2016. The Company expects to incur further restructuring costs of approximately $0.4 million for the remainder of the 2017 restructuring plan. The planned restructuring is scheduled to be substantially completed by March 31, 2017.
As of September 30, 2016, $3.0 million and $0.2 million of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2016, $1.5 million and $0.6 million of the restructuring costs, primarily related to the office space from the 2015 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease.
Total liability for restructuring charges and their utilization for the six months ended September 30, 2016, and 2015, are summarized as follows:

	Six months ended September 30, 2016			Six months ended September 30, 2015
(in thousands)	Employee-related	Other costs	Total	Employee-related	Other costs	Total
Liability at beginning of period	$441	$1,646	$2,087	$15	$2,788	$2,803
Charged	869	1,696	2,565	17	—	17
Paid	(891)	(618)	(1,509)	(32)	(597)	(629)
Liability at end of period	$419	$2,724	$3,143	$—	$2,191	$2,191
Note 3. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. In the first quarter of fiscal 2017, the Company re-aligned the business and revised its segments into three reportable operating segments. The CODM continues to define segment profit as gross profit less research and development expenses. In order to provide information that is comparable year to year, fiscal year 2016 segment information has been restated to reflect the new reporting structure. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2016.
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
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, are as follows:

• Intelligent Site Management (ISM) solutions include a suite of remote monitoring and control devices which, when combined with the Company's Optima management software system, provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• Service offerings include support agreements and deployment services. While the Company currently provides technical support and deployment services primarily for the ISM solution.
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formerly part of the Communications Solutions Group (CSG) segment, are as follows:
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

Segment information for the six months ended September 30, 2016, and 2015, is set forth below:

	Three months ended September 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$6,644		$5,109	$6,027	$17,780
Cost of revenue	4,411	(1)	2,702	4,300	11,413
Gross profit	2,233		2,407	1,727	6,367
Gross margin	33.6%		47.1%	28.7%	35.8%
Research and development	1,594		1,237	496	3,327
Segment profit (loss)	$639		$1,170	$1,231	3,040
Operating expenses:
Sales and marketing					2,896
General and administrative					2,218
Intangible amortization					1,201
Restructuring					2,601
Operating profit (loss)					(5,876)
Other income (expense), net					74
Income tax benefit (expense)					(8)
Net income (loss) from continuing operations					$(5,810)

	Three months ended September 30, 2015
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$10,819		$5,886	$8,809	$25,514
Cost of revenue	6,272		2,722	6,289	15,283
Gross profit	4,547		3,164	2,520	10,231
Gross margin	42.0%		53.8%	28.6%	40.1%
Research and development	2,775		1,302	548	4,625
Segment profit (loss)	$1,772		$1,862	$1,972	5,606
Operating expenses:
Sales and marketing					4,113
General and administrative					2,493
Intangible amortization					1,432
Operating profit (loss)					(2,432)
Other income (expense), net					(61)
Income tax benefit (expense)					20
Net income (loss) from continuing operations					$(2,473)

	Six months ended September 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$12,765		$9,248	$10,583	$32,596
Cost of revenue	9,538	(1)	4,822	7,304	21,664	(1)
Gross profit	3,227		4,426	3,279	10,932
Gross margin	25.3%		47.9%	31.0%	33.5%
Research and development	3,958		2,531	1,115	7,604
Segment profit (loss)	$(731)		$1,895	$2,164	3,328
Operating expenses:
Sales and marketing					6,277
General and administrative					4,563
Intangible amortization					2,401
Restructuring					2,565
Long-lived assets impairment					1,181
Operating profit (loss)					(13,659)
Other income (expense), net					91
Income tax benefit (expense)					(10)
Net income (loss) from continuing operations					$(13,578)

	Six months ended September 30, 2015
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$19,889		$10,391	$16,804	$47,084
Cost of revenue	11,341		5,016	12,067	28,424
Gross profit	8,548		5,375	4,737	18,660
Gross margin	43.0%		51.7%	28.2%	39.6%
Research and development	5,937		2,583	1,191	9,711
Segment profit (loss)	$2,611		$2,792	$3,546	8,949
Operating expenses:
Sales and marketing					7,309
General and administrative					5,462
Intangible amortization					2,831
Restructuring					17
Operating profit (loss)					(6,670)
Other income (expense), net					(23)
Income tax benefit (expense)					82
Net income (loss) from continuing operations					$(6,611)

(1) The three and six months ended September 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2, Restructuring Charges.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2016	March 31, 2016
Raw materials	$3,659	$6,174
Work-in-process	210	237
Finished goods	8,809	7,087
Total inventories	$12,678	$13,498
Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit. The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. Performance stock units (PSUs) earned vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company recorded incremental stock-based compensation expense of approximately $0.4 million during the three and six months ended September 30, 2016, as a result of accelerated vesting. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the six months ended September 30, 2016, and 2015:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$687	$253	$1,093	$710
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$687	$253	$1,093	$710
Stock Options
Stock option activity for the six months ended September 30, 2016, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2016	1,847,500	$1.42	5.6	$9
Granted	1,459,750	1.08
Exercised	—	—
Forfeited	(1,136,875)	1.19
Expired	(80,667)	2.22
Outstanding on September 30, 2016	2,089,708	$1.27	4.8	$0

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2016, was $0.43 per share.

Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	217,500	$2.07
Granted	60,000	0.50
Vested	(162,500)	1.71
Forfeited	—	—
Non-vested as of September 30, 2016	115,000	$1.77
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	1,843,375	$1.59
Granted	1,737,250	1.02
Vested	(633,956)	1.64
Forfeited	(1,082,375)	1.29
Non-vested as of September 30, 2016	1,864,294	$1.21
PSUs
The PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016 (at target)	64,075	$3.29
Granted, at target	—	—
Vested	(11,713)	2.53
Forfeited	(10,472)	3.43
Non-vested as of September 30, 2016 (at target)	41,890	$3.46
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, and typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $228,000 and $229,000 as of September 30, 2016, and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $232,000 and $207,000 as of September 30, 2016, and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2016	2015	2016	2015
Total product warranty reserve at the beginning of the period	$439	$548	$436	$505
Warranty expense to cost of revenue	33	56	67	153
Utilization	(12)	(84)	(43)	(138)
Total product warranty reserve at the end of the period	$460	$520	$460	$520
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. As of September 30, 2016, and March 31, 2016, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended September 30, 2016, and 2015, was $0.6 million and $0.9 million, respectively. The Company's revenue from sales to AKA for the six months ended September 30, 2016, and 2015, was $1.7 million and $1.4 million, respectively. Accounts receivable from AKA was $0.5 million and $0.6 million as of September 30, 2016, and March 31, 2016, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $2.0 million and $1.7 million as of September 30, 2016, and March 31, 2016, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 8. Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes, which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740, Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time, including recent earnings, forecasted income projections and historical performance. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and previously recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $8,000 and $10,000 of income tax expense in the three and six months ended September 30, 2016, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $20,000 and $82,000 of income tax benefit in the three and six months ended September 30, 2015, using an effective rate of 1.20% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.

Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, were $9.9 million and $11.8 million at September 30, 2016, and March 31, 2016, respectively.
Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2016, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$7,306	$—	$—	$—	$—	$—	$7,306
Future minimum operating lease payments	2,058	373	116	—	—	—	2,547
Future obligations and commitments	$9,364	$373	$116	$—	$—	$—	$9,853
(1) A reserve for a net loss on firm purchase commitments of $452,000 and $388,000 is recorded on the balance sheet as of September 30, 2016, and March 31, 2016, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2016, and March 31, 2016, the Company has not recorded any contingent liability attributable to existing litigation.
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
Additionally, the Company had a contingent cash consideration payable related to an acquisition. As of March 31, 2016, the fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $311,000. As of September 30, 2016, the contingent liability was paid in full. The contingent consideration was based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and was offset by working capital adjustments and other indemnification claims. The maximum earn-out that could have been paid before offsets was $3.5 million. The final calculation performed during the quarter ended June 30, 2016, determined the actual cash payment for the contingent consideration to be $2.1 million.
Note 10. Short-term Investments
As of March 31, 2016, the Company had short-term investments of $10.6 million. There were no short-term investments as of September 30, 2016, as they were all converted to cash equivalents. The Company did not sell any of the investments held as of March 31, 2016, prior to maturity. The fair value of short-term investments approximates their carrying amounts due to the short-term nature of these financial assets and, therefore, there are no unrecognized gains or losses.
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

The Company’s money market funds are measured using Level 1 inputs. The contingent consideration described in Note 9 was measured using Level 3 inputs.
The following table presents available-for sale securities and non-financial liabilities measured at fair value on a recurring basis as of September 30, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,129	$17,129	—	—	Cash and cash equivalents
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
In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price was contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and was offset by working capital adjustments and other indemnification claims. The Company estimated the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products, and reaching the forecast. The final calculation performed during the quarter ended June 30, 2016, determined the actual cash payment for the contingent consideration to be $2.1 million, which was paid in full as of September 30, 2016.
The fair value measurement of contingent consideration as of March 31, 2016, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
March 31, 2016
Estimated earn-out contingent consideration	$2,968
Working capital and other adjustment	$(444)
Indemnification related to warranty claims	$(303)
Discount rate	—%
Approximate timing of cash flows	0.4 years

The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2016	$311
Contingent consideration – payments	(175)
Contingent consideration – change in fair value in General and Administrative expense	(136)
Balance as of September 30, 2016	$—
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the authorization). There were no shares repurchased under this authorization during the six months ended September 30, 2016, or September 30, 2015. There was approximately $0.1 million remaining for additional share repurchases under this program as of September 30, 2016.
Additionally, in the six months ended September 30, 2016, and September 30, 2015, the Company repurchased 166,176 and 73,765 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $0.85 and $1.15 per share, respectively.
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

During fiscal year 2017, the Company experienced triggering events in the first and second quarters that resulted in the Company testing its intangible assets for impairment.  As a result of the Company reorganizing its reporting structure in the first quarter of fiscal year 2017, the Company reassigned assets and liabilities to reporting units. In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their carrying value, the Company assessed all relevant events and circumstances and determined that, due to the overall financial performance of the Company and recent change in reporting structure, indicators of impairment were present. The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the six months ended September 30, 2016, in any of the reporting units.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product were fully impaired and recorded an impairment charge of $1.2 million. Long-lived asset impairment charges are presented in long-lived asset impairment on the Condensed Consolidated Statements of Operations. See Note 2 Restructuring Charges.

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
In the first quarter of fiscal 2017, the Company re-aligned the business and revised its segments into three reportable operating segments, which are: In-Building Wireless, Intelligent Site Management and Services, and Communications Network Solutions.
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
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, are as follows:
• Intelligent Site Management (ISM) solutions include a suite of remote monitoring and control devices which, when combined with the Company's Optima management software system, provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems.
• Service offerings include support agreements and deployment services. While the Company currently provides technical support and deployment services primarily for the ISM solution.
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formerly part of the Communications Solutions Group (CSG) segment, are as follows:
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
On September 27, 2016, the Company announced that the Board of Directors has appointed Kirk R. Brannock as Interim President and Chief Executive Officer. The Company also announced that Dennis O. Harris, a Director of the Company since January 2010, has been appointed interim Chairman of the Board. Along with these management changes, the Company is executing a plan to reduce its operating cost structure to more quickly return to profitability and generate stockholder value, while focusing on sales and product development initiatives.
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2016, and 2015, by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
IBW	$6,644	$10,819	$(4,175)	$12,765	$19,889	$(7,124)
ISMS	5,109	5,886	(777)	9,248	10,391	(1,143)
CNS	6,027	8,809	(2,782)	10,583	16,804	(6,221)
Consolidated revenue	$17,780	$25,514	$(7,734)	$32,596	$47,084	$(14,488)
IBW revenue was $6.6 million and $12.8 million in the three and six months ended September 30, 2016, compared to $10.8 million and $19.9 million in the same periods in the prior year. The decrease in revenue in both the three and six month periods was due primarily to decreases in sales of DAS conditioners offset in part by increased sales of repeater products.
ISMS revenue was $5.1 million and $9.2 million in the three and six months ended September 30, 2016, compared to $5.9 million and $10.4 million in the same periods in the prior year. The decrease in revenue in both the three and six month periods was due primarily to lower deployment services revenue for ISM remotes and tower mounted amplifiers.
CNS revenue was $6.0 million and $10.6 million in the three and six months ended September 30, 2016, compared to $8.8 million and $16.8 million, in the same periods in the prior year. The decrease in the three months ended September 30, 2016, compared to the same period in the prior year was primarily due to lower carrier spend in TMAs and Sonet/TDM. The decrease in the six months ended September 30, 2016, compared to the same period in the prior year was primarily due to significantly lower carrier spending in TMAs and lower spending overall in OSP.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2016	2015	Change	2016	2015	Change
IBW	33.6%	42.0%	(8.4)%	25.3%	43.0%	(17.7)%
ISMS	47.1%	53.8%	(6.7)%	47.9%	51.7%	(3.8)%
CNS	28.7%	28.6%	0.1%	31.0%	28.2%	2.8%
Consolidated gross margin	35.8%	40.1%	(4.3)%	33.5%	39.6%	(6.1)%
Gross margin in the IBW segment was 33.6% and 25.3% in the three and six months ended September 30, 2016, compared to 42.0% and 43.0% in the same periods in the prior year. The lower gross margins in the six months ended September 30, 2016, is primarily due to higher excess and obsolete inventory expense of $1.2 million in fiscal year 2017. In addition, overall revenue levels contributed to the lower gross margin due to the under absorption of fixed costs.
Gross margin in the ISMS segment was 47.1% and 47.9% in the three and six months ended September 30, 2016, compared to 53.8% and 51.7% in the same periods in the prior year. The decrease in gross margin is primarily due to higher costs in deployment services.
Gross margin in the CNS segment was 28.7% and 31.0% in the three and six months ended September 30, 2016, compared to 28.6% and 28.2% in the same periods in the prior year. The increase in gross margin in both the three and six month periods was primarily due to a more favorable product mix.

Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
IBW	$1,594	$2,775	$(1,181)	$3,958	$5,937	$(1,979)
ISMS	1,237	1,302	(65)	2,531	2,583	(52)
CNS	496	548	(52)	1,115	1,191	(76)
Consolidated research and development expense	$3,327	$4,625	$(1,298)	$7,604	$9,711	$(2,107)
Consolidated research and development costs decreased by $1.3 million and $2.1 million in the three and six months ended September 30, 2016, compared to the same periods in the prior year. Research and development expense in the IBW segment decreased by $1.2 million and $2.0 million in the three and six months ended September 30, 2016, compared to the same periods in the prior year due to $1.1 million and $1.6 million of decreased manpower related expenses in the three and six months ended September 30, 2016, respectively, and $0.4 million of prototype expense in the six months ended September 30, 2016. The decrease in expenses were primarily associated with the ClearLink DAS development project.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated sales and marketing expense	$2,896	$4,113	$(1,217)	$6,277	$7,309	$(1,032)
Sales and marketing expense was $2.9 million and $6.3 million in the three and six months ended September 30, 2016, compared to $4.1 million and $7.3 million in same periods in the prior year. The decrease was due primarily to lower payroll and headcount related expenses in our sales organization.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated general and administrative expense	$2,218	$2,493	$(275)	$4,563	$5,462	$(899)
Consolidated general and administrative expense decreased $0.3 million and $0.9 million in the three and six months ended September 30, 2016, compared to the same periods in the prior fiscal year primarily to lower payroll and headcount related expenses.
Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated intangible amortization	$1,201	$1,432	$(231)	$2,401	$2,831	$(430)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and six months ended September 30, 2016, compared to the same periods in the prior fiscal year resulted primarily from product and customer related intangibles from the acquisition of HyperEdge and the non-compete from the Kentrox acquisition becoming fully amortized.
Restructuring
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a reduction of headcount, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $2.6 million in the six months ended September 30, 2016, inclusive of non-cash charges of approximately $1.0 million related to losses on leased facilities, $0.9 million of employee termination costs, and $0.7 million of other associated costs. The Company expects to incur further restructuring costs of approximately $0.4 million for the remainder of the 2017 restructuring plan. The planned restructuring is scheduled to be substantially completed by March 31, 2017.

The Company recorded restructuring expense of $17,000 in the six months ended September 30, 2015, related to severance for terminated employees associated with the CSI acquisition.

Long-lived assets impairment

Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product were fully impaired and recorded an impairment charge of $1.2 million during the three months ended June 30, 2016. There were no long-lived assets impaired during the three months ended September 30, 2016, or the six months ended June 30, 2015.

Other income (expense)

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated other income (expense)	$74	$(61)	$135	$91	$(23)	$114
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax benefit (expense)
The Company recorded $8,000 and $10,000 of income tax expense in the three and six months ended September 30, 2016, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $20,000 and $82,000 of income tax benefit in the three and six months ended September 30, 2015, using an effective rate of 1.20% plus discrete items. The September 30, 2015, effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Discontinued operations
The fiscal year 2016 income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.
Net income (loss)
Net loss was $5.8 million and $13.6 million in the three and six months ended September 30, 2016, respectively, and $2.5 million and $6.3 million in the three and six months ended September 30, 2015, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2016, the Company had $20.9 million in cash and cash equivalents consisting of bank deposits and government money market funds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, were $9.9 million and $11.8 million at September 30, 2016, and March 31, 2016, respectively.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of September 30, 2016, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations (1)	$7,306	$—	$—	$—	$—	$—	$7,306
Future minimum operating lease payments	2,058	373	116	—	—	—	2,547
Contingent consideration	—	—	—	—	—	—	—
Future obligations and commitments	$9,364	$373	$116	$—	$—	$—	$9,853
(1) A reserve for a net loss on firm purchase commitments of $452,000 and $388,000 is recorded on the balance sheet as of September 30, 2016, and March 31, 2016, respectively. The increase as of September 30, 2016, is primarily due to ClearLink DAS purchase commitments. See Note 2, Restructuring Charges.
Cash Flows
The Company’s operating activities used cash of $8.0 million in the six months ended September 30, 2016, which resulted primarily from a $13.6 million net loss, adjusted for non-cash charges of $8.1 million of amortization, depreciation, long-lived asset impairments,restructuring, and stock-based compensation expense, and a $2.5 million increase in net working capital. The Company’s investing activities provided cash of $10.1 million, which resulted primarily from the net maturities of short-term investments of $10.6 million offset in part by $0.5 million of capital equipment purchases. In the six months ended September 30, 2016, the Company’s financing activities used $0.3 million of cash resulting primarily from payment of contingent consideration.
As of September 30, 2016, the Company had net deferred tax assets of approximately $46.3 million before a valuation allowance of $46.4 million, resulting in a net deferred tax liability of $24,000. Also, as of September 30, 2016, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of September 30, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Many of our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Additionally, other companies may succeed in developing and marketing products that are more effective and/or less costly than any product we may develop, or that are commercially accepted before any of our products. There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales will decrease and our competitive position, financial condition and results of operations would be materially and adversely affected. We have experience development delays in the past and may experience significant delays or other complications in bringing to market and ramping production of new products. Recently, we suspended future development of our ClearLink DAS product due to competitive products to ClearLink DAS in the market that have already launched and considerable gross margin depression on the product. The decision to suspend ClearLink DAS or other complications in the development, manufacture, launch, and production ramp of any other future product, could materially damage our business, prospects, financial condition, and operating results.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 1 - 31, 2016	24,311	$0.7040	—	$112,741
August 1 - 31, 2016	—	—	—	112,741
September 1 - 30, 2016	69,347	0.5767	—	112,741
Total	93,658	$0.6097	—	$112,741

(a)
In the three months ended September 30, 2016, the Company repurchased 93,658 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $0.61 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of September 30, 2016.

Items 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Offer Letter for Kirk R. Brannock, dated September 26, 2016 (incorporated by reference to Exhibit 10.1 to the Westell Technologies, Inc. Form 8-K filed on September 28, 2016).

Exhibit 10.2	Termination Letter for J. Thomas Gruenwald, dated September 26, 2016 (incorporated by reference to Exhibit 10.2 to the Westell Technologies, Inc. Form 8-K filed on September 28, 2016).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on October 17, 2016.

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement for award granted to the leadership team on November 1, 2016.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 4, 2016	By:	/s/ Kirk R. Brannock
Kirk R. Brannock
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Offer Letter for Kirk R. Brannock, dated September 26, 2016 (incorporated by reference to Exhibit 10.1 to the Westell Technologies, Inc. Form 8-K filed on September 28, 2016).

Exhibit 10.2	Termination Letter for J. Thomas Gruenwald, dated September 26, 2016 (incorporated by reference to Exhibit 10.2 to the Westell Technologies, Inc. Form 8-K filed on September 28, 2016).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on October 17, 2016.

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement for award granted to the leadership team on November 1, 2016.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.