Form 10-Q
period 2016-12-31
WESTELL TECHNOLOGIES INC
filed 2017-02-10
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 27, 2017:
Class A Common Stock, $0.01 Par Value – 47,772,202 shares Class B Common Stock, $0.01 Par Value – 13,937,151 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$23,842	$19,169
Short-term investments	—	10,555
Accounts receivable (net of allowance of $90 and $53 at December 31, 2016, and March 31, 2016, respectively)	11,212	16,361
Inventories	12,989	13,498
Prepaid expenses and other current assets	1,407	1,900
Total current assets	49,450	61,483
Land, property and equipment, gross	16,214	17,198
Less accumulated depreciation and amortization	(14,002)	(13,221)
Land, property and equipment, net	2,212	3,977
Intangible assets, net	16,775	20,388
Other non-current assets	190	183
Total assets	$68,627	$86,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,417	$7,856
Accrued expenses	3,222	3,426
Accrued restructuring	1,755	1,537
Accrued compensation	814	2,506
Contingent consideration payable	—	311
Deferred revenue	2,276	1,601
Total current liabilities	14,484	17,237
Deferred revenue non-current	1,247	1,236
Net deferred income tax liability	30	10
Accrued restructuring non-current	111	550
Other non-current liabilities	257	314
Total liabilities	16,129	19,347
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 47,731,792 and 47,184,725 shares at December 31, 2016, and March 31, 2016, respectively	477	472
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both December 31, 2016, and March 31, 2016	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	415,713	414,374
Treasury stock at cost – 17,736,781 and 17,560,758 shares at December 31, 2016, and March 31, 2016, respectively	(35,318)	(35,174)
Cumulative translation adjustment	607	608
Accumulated deficit	(329,120)	(313,735)
Total stockholders’ equity	52,498	66,684
Total liabilities and stockholders’ equity	$68,627	$86,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenue	$14,983	$20,215	$47,579	$67,299
Cost of revenue (1)	8,929	12,252	30,593	40,676
Gross profit	6,054	7,963	16,986	26,623
Operating expenses:
Research and development	2,414	4,893	10,018	14,604
Sales and marketing	1,943	3,900	8,220	11,209
General and administrative	1,777	2,627	6,340	8,089
Intangible amortization	1,212	1,418	3,613	4,249
Restructuring	490	—	3,055	17
Long-lived assets impairment	—	—	1,181	—
Total operating expenses	7,836	12,838	32,427	38,168
Operating profit (loss)	(1,782)	(4,875)	(15,441)	(11,545)
Other income (expense), net	(15)	85	76	62
Income (loss) before income taxes and discontinued operations	(1,797)	(4,790)	(15,365)	(11,483)
Income tax benefit (expense)	(10)	(7)	(20)	75
Net income (loss) from continuing operations	(1,807)	(4,797)	(15,385)	(11,408)
Discontinued Operations:
Income from discontinued operations, net of income tax of $172 for the nine months ended December 31, 2015	—	—	—	272
Net income (loss) (2)	$(1,807)	$(4,797)	$(15,385)	$(11,136)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.03)	$(0.08)	$(0.25)	$(0.19)
Basic net income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) (3)	$(0.03)	$(0.08)	$(0.25)	$(0.18)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.03)	$(0.08)	$(0.25)	$(0.19)
Diluted net income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) (3)	$(0.03)	$(0.08)	$(0.25)	$(0.18)
Weighted-average number of common shares outstanding:
Basic	61,564	60,810	61,260	60,765
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—	—	—
Diluted	61,564	60,810	61,260	60,765

(1) The nine months ended December 31, 2016, includes $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) Totals may not sum due to rounding.
(4) The Company had 4.1 million and 5.1 million shares represented by common stock equivalents for the three and nine months ended December 31, 2016, and 3.6 million and 3.5 million shares represented by common stock equivalents for the three and nine months ended December 31, 2015, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(15,385)	$(11,136)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,714	5,335
Long-lived assets impairment	1,181	—
Stock-based compensation	1,346	974
Loss on sale of fixed assets	11	—
Restructuring	3,055	17
Deferred taxes	20	29
Exchange rate loss (gain)	44	17
Changes in assets and liabilities:
Accounts receivable	5,098	(791)
Inventories	509	2,134
Prepaid expenses and other current assets	494	766
Other assets	(7)	150
Deferred revenue	686	(813)
Accounts payable and accrued expenses	(5,110)	1,347
Accrued compensation	(1,692)	1,215
Net cash provided by (used in) operating activities	(5,036)	(756)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	12,621	17,583
Maturities of other short-term investments	—	7,912
Purchases of held-to-maturity short-term debt securities	(2,066)	(2,831)
Proceeds from sale of land	—	264
Purchases of property and equipment	(527)	(1,776)
Net cash provided by (used in) investing activities	10,028	21,152
Cash flows from financing activities:
Purchases of treasury stock	(146)	(87)
Payment of contingent consideration	(175)	(770)
Net cash provided by (used in) financing activities	(321)	(857)
Gain (loss) of exchange rate changes on cash	2	(6)
Net increase (decrease) in cash and cash equivalents	4,673	19,533
Cash and cash equivalents, beginning of period	19,169	14,026
Cash and cash equivalents, end of period	$23,842	$33,559
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2016, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2017.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-16 is effective for us in the first quarter of fiscal 2019, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients:and ASU 2016-20 (Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is in the process of evaluating the available transition methods and the impact the guidance will have on the Company's Consolidated Financial Statements and related disclosures.
Other accounting standards and recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures are not discussed herein.
Note 2. Restructuring Charges
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was substantially completed during the fourth quarter of fiscal year 2015. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million related to a loss on a lease, net of sublease income (the 2015 restructuring). The Company recognized a restructuring expense of $17,000 in the nine months ended December 31, 2015. At December 31, 2016, $0.8 million was unpaid.
In the fourth quarter of fiscal year 2016, the Company approved a plan to restructure its business, including reduction of headcount and lease termination costs related to closing the design center in Canada, to bring operating costs and expenses in-line with anticipated business volumes (the 2016 restructuring). The 2016 restructuring was completed during the fourth quarter of fiscal year 2016, during which the Company recognized a restructuring expense of $0.7 million. All of these costs have been paid as of December 31, 2016.

In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spans all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $0.5 million and $3.1 million in the three and nine months ended December 31, 2016, inclusive of non-cash charges of approximately $1.0 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In addition to the restructuring expense, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory was recorded in the nine months ended December 31, 2016, associated with the IBW segment. The Company expects to incur further restructuring costs of approximately $0.1 million for the remainder of the 2017 restructuring plan. The planned restructuring is scheduled to be substantially completed by March 31, 2017. At December 31, 2016, $1.1 million was unpaid.
As of December 31, 2016, $1.8 million and $0.1 million of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2016, $1.5 million and $0.6 million of the restructuring costs, primarily related to the office space from the 2015 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease.
Total liability for restructuring charges and their utilization for the nine months ended December 31, 2016, and 2015, are summarized as follows:

	Nine months ended December 31, 2016			Nine months ended December 31, 2015
(in thousands)	Employee-related	Other costs	Total	Employee-related	Other costs	Total
Liability at beginning of period	$441	$1,646	$2,087	$15	$2,788	$2,803
Charged	1,332	1,723	3,055	17	—	17
Paid	(1,493)	(1,783)	(3,276)	(32)	(869)	(901)
Liability at end of period	$280	$1,586	$1,866	$—	$1,919	$1,919
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
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), specialty repeaters for Public Safety in-building wireless coverage, and system components and antennas, all to enable cellular coverage into areas not served well or at all by the existing "macro" cellular network.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, are as follows:
• Intelligent Site Management (ISM) solutions include a suite of remote devices which provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. ISM remotes can be and often are combined with the Company’s ISM Optima management software system.
• Service offerings include support agreements and deployment services.

Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formerly part of the Communications Solutions Group (CSG) segment, are as follows:
• Outside Plant (OSP) solutions include a broad range of essential outdoor network infrastructure offerings, including integrated cabinets, power distribution products, copper and fiber network connectivity panels, and T1 network interface units.
• Cell Site Optimization (CSO) solutions include tower mounted amplifiers (TMAs), outdoor-hardened units mounted on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.

Segment information for the three and nine months ended December 31, 2016, and 2015, is set forth below:

	Three months ended December 31, 2016
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$6,224	$5,525	$3,234	$14,983
Cost of revenue	3,713	2,730	2,486	8,929
Gross profit	2,511	2,795	748	6,054
Gross margin	40.3%	50.6%	23.1%	40.4%
Research and development	1,307	805	302	2,414
Segment profit	$1,204	$1,990	$446	3,640
Operating expenses:
Sales and marketing				1,943
General and administrative				1,777
Intangible amortization				1,212
Restructuring				490
Operating profit (loss)				(1,782)
Other income (expense), net				(15)
Income tax benefit (expense)				(10)
Net income (loss) from continuing operations				$(1,807)

	Three months ended December 31, 2015
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$8,680	$6,147	$5,388	$20,215
Cost of revenue	5,361	3,209	3,682	12,252
Gross profit	3,319	2,938	1,706	7,963
Gross margin	38.2%	47.8%	31.7%	39.4%
Research and development	2,701	1,363	829	4,893
Segment profit	$618	$1,575	$877	3,070
Operating expenses:
Sales and marketing				3,900
General and administrative				2,627
Intangible amortization				1,418
Operating profit (loss)				(4,875)
Other income (expense), net				85
Income tax benefit (expense)				(7)
Net income (loss) from continuing operations				$(4,797)

	Nine months ended December 31, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$18,989		$14,773	$13,817	$47,579
Cost of revenue	13,251	(1)	7,552	9,790	30,593
Gross profit	5,738		7,221	4,027	16,986
Gross margin	30.2%		48.9%	29.1%	35.7%
Research and development	5,265		3,336	1,417	10,018
Segment profit	$473		$3,885	$2,610	6,968
Operating expenses:
Sales and marketing					8,220
General and administrative					6,340
Intangible amortization					3,613
Restructuring					3,055
Long-lived assets impairment					1,181
Operating profit (loss)					(15,441)
Other income (expense), net					76
Income tax benefit (expense)					(20)
Net income (loss) from continuing operations					$(15,385)

	Nine months ended December 31, 2015
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$28,569		$16,538	$22,192	$67,299
Cost of revenue	16,702		8,225	15,749	40,676
Gross profit	11,867		8,313	6,443	26,623
Gross margin	41.5%		50.3%	29.0%	39.6%
Research and development	8,638		3,946	2,020	14,604
Segment profit	$3,229		$4,367	$4,423	12,019
Operating expenses:
Sales and marketing					11,209
General and administrative					8,089
Intangible amortization					4,249
Restructuring					17
Operating profit (loss)					(11,545)
Other income (expense), net					62
Income tax benefit (expense)					75
Net income (loss) from continuing operations					$(11,408)

(1) The nine months ended December 31, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2, Restructuring Charges.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2016	March 31, 2016
Raw materials	$3,487	$6,174
Work-in-process	—	237
Finished goods	9,502	7,087
Total inventories	$12,989	$13,498
Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. Performance stock units (PSUs) earned vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company recorded incremental stock-based compensation expense of approximately $0.4 million during the nine months ended December 31, 2016, as a result of accelerated vesting. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and nine months ended December 31, 2016, and 2015:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$253	$264	$1,346	$974
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$253	$264	$1,346	$974
Stock Options
Stock option activity for the nine months ended December 31, 2016, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2016	1,847,500	$1.42	5.6	$9
Granted	1,512,250	1.06
Exercised	—	—
Forfeited	(1,379,375)	1.19
Expired	(513,792)	1.51
Outstanding on December 31, 2016	1,466,583	$1.23	5.7	$27

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2016, was $0.42 per share.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	217,500	$2.07
Granted	60,000	0.50
Vested	(177,500)	1.86
Forfeited	—	—
Non-vested as of December 31, 2016	100,000	$1.50
RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	1,843,375	$1.59
Granted	1,739,750	1.01
Vested	(650,622)	1.62
Forfeited	(1,489,125)	1.29
Non-vested as of December 31, 2016	1,443,378	$1.20
PSUs
During the third quarter of fiscal year 2017, 225,000 and 262,324 PSUs were granted to the Interim Chief Executive Officer (CEO) and other key employees, respectively. The PSUs granted to the CEO contained vesting criteria based upon achievement of certain performance goals (either by reducing quarterly operating expenses in the third or fourth quarter to a certain level or achieving profitability in the third or fourth quarter on a non-GAAP basis) tied to the cost savings plan approved by the Board and the PSUs granted to employees had similar targets but required meeting such performance targets  in both the third and fourth quarters. In the fourth quarter, the Compensation Committee after reviewing the financial results for the third quarter determined that all 225,000 PSUs issued to the CEO met the performance standard and will vest. The PSUs granted to key employees have a continued employment provision in addition to the achievement of certain performance goals tied to the cost savings plan approved by the Board and after meeting the performance standards will vest 1 year from the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
For PSUs granted prior to fiscal year 2017, the PSUs vest in annual increments based on the achievement of pre-established Company performance goals and continued employment. The number of PSUs earned, if any, can range from 0% to 200% of the target amount, depending on actual performance for four fiscal years following the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016 (at target)	64,075	$3.29
Granted, at target	487,324	0.48
Vested	(11,713)	2.53
Forfeited	(10,472)	3.43
Non-vested as of December 31, 2016 (at target) (1)	529,214	$0.72
(1) includes the 225,000 PSUs earned in the 3Q17 and issued in the 4Q17
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $228,000 and $229,000 as of December 31, 2016, and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $242,000 and $207,000 as of December 31, 2016, and March 31, 2016, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2016	2015	2016	2015
Total product warranty reserve at the beginning of the period	$460	$520	$436	$505
Warranty expense to cost of revenue	12	75	80	229
Utilization	(2)	(23)	(46)	(162)
Total product warranty reserve at the end of the period	$470	$572	$470	$572
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. As of December 31, 2016, and March 31, 2016, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended December 31, 2016, and 2015, was $0.3 million and $1.1 million, respectively. The Company's revenue from sales to AKA for the nine months ended December 31, 2016, and 2015, was $2.0 million and $2.5 million, respectively. Accounts receivable from AKA was $1.0 million and $0.6 million as of December 31, 2016, and March 31, 2016, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $2.7 million and $1.7 million as of December 31, 2016, and March 31, 2016, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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

The Company recorded $10,000 and $20,000 of income tax expense in the three and nine months ended December 31, 2016, using an effective income tax rate of (0.13)% plus discrete items. The Company recorded $7,000 of income tax expense and $75,000 of income tax benefit in the three and six months ended December 31, 2015, using an effective rate of 1.00% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.
Note 9. Commitments and Contingencies
Obligations
Future obligations and commitments, which are comprised of future minimum lease payments, inventory purchase obligations, and contingent consideration, were $8.0 million and $11.8 million at December 31, 2016, and March 31, 2016, respectively.
Purchase obligations relate to inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2016, consisted of the following:

	Payments due within
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Purchase obligations (1)	$6,072	$—	$—	$—	$—	$—	$6,072
Future minimum operating lease payments	1,533	280	87	—	—	—	1,900
Future obligations and commitments	$7,605	$280	$87	$—	$—	$—	$7,972
(1) A reserve for a net loss on firm purchase commitments of $180,000 and $388,000 is recorded on the balance sheet as of December 31, 2016, and March 31, 2016, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2016, and March 31, 2016, the Company has not recorded any contingent liability attributable to existing litigation.
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
Note 10. Short-term Investments
As of March 31, 2016, the Company had short-term investments of $10.6 million. There were no short-term investments as of December 31, 2016, as they were all converted to cash equivalents. The Company did not sell any of the investments held as of March 31, 2016, prior to maturity. The fair value of short-term investments approximates their carrying amounts due to the short-term nature of these financial assets and, therefore, there are no unrecognized gains or losses.

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
The following table presents available-for sale securities measured at fair value on a recurring basis as of December 31, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,144	$17,144	—	—	Cash and cash equivalents
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

The fair value measurement of contingent consideration as of March 31, 2016, encompasses the following significant unobservable inputs:

($ in thousands)	Unobservable Inputs
March 31, 2016
Estimated earn-out contingent consideration	$2,968
Working capital and other adjustment	$(444)
Indemnification related to warranty claims	$(303)
Discount rate	—%
Approximate timing of cash flows	0.4 years
The following table summarizes contingent consideration activity:

(in thousands)
Balance as of March 31, 2016	$311
Contingent consideration – payments	(175)
Contingent consideration – change in fair value in General and Administrative expense	(136)
Balance as of December 31, 2016	$—
Note 12. Share Repurchases
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the authorization). There were no shares repurchased under this authorization during the nine months ended December 31, 2016, or December 31, 2015. There was approximately $0.1 million remaining for additional share repurchases under this program as of December 31, 2016.
Additionally, in the nine months ended December 31, 2016, and December 31, 2015, the Company repurchased 176,023 and 75,320 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases are not included in the authorized share repurchase program and had a weighted-average purchase price of $0.83 and $1.15 per share, respectively.
Note 13. Intangible and Long-Lived Assets
Intangible Assets

Intangible assets include customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Intangible asset impairment charges are presented in intangible amortization on the Condensed Consolidated Statements of Operations.

During the third quarter of fiscal year 2017, the Company experienced triggering events that resulted in the Company testing its intangible assets for impairment.  As a result of the Company reorganizing its reporting structure in the first quarter of fiscal year 2017, the Company reassigned assets and liabilities to reporting units. In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their carrying value, the Company assessed all relevant events and circumstances and determined that, due to the overall financial performance of the Company and recent change in reporting structure, indicators of impairment were present.

The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the nine months ended December 31, 2016, for the IBW and ISMS the reporting units. During the third quarter of fiscal 2017, CNS revenue declined more than previously forecasted. As a result, the CNS reporting unit did not pass the recoverability test, therefore the Company completed the second step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. As a result of that impairment evaluation, the Company concluded that the customer list acquired from the previous ANTONE acquisition for its TMA products was impaired and recorded an impairment charge of $31,000 during the quarter ended December 31, 2016, to reduce the value of the asset to $0.1 million, which will be amortized over the remaining useful life of 1.5 years.

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
Westell Technologies, Inc., (the Company) is a leading provider of high-performance wireless infrastructure solutions focused on innovation and differentiation at the edge of telecommunication networks, where end users connect. The Company’s comprehensive set of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, Westell is a trusted partner for transforming networks into high performance, reliable systems.
In the first quarter of fiscal 2017, the Company re-aligned the business and revised its segments into three reportable operating segments: In-Building Wireless, Intelligent Site Management and Services, and Communications Network Solutions.
In-Building Wireless (IBW) Segment
The IBW segment solutions include distributed antenna systems (DAS) conditioners, high-performance digital repeaters and bi-directional amplifiers (BDAs), specialty repeaters for Public Safety in-building wireless coverage, and system components and antennas, all to enable cellular coverage into areas not served well or at all by the existing "macro" cellular network.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, are as follows:
• Intelligent Site Management (ISM) solutions include a suite of remote devices which provide comprehensive machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. ISM remotes can be and often are combined with the Company’s ISM Optima management software system.
• Service offerings include support agreements and deployment services.
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formerly part of the Communications Solutions Group (CSG) segment, are as follows:
• Outside Plant (OSP) solutions include a broad range of essential outdoor network infrastructure offerings, including integrated cabinets, power distribution products, copper and fiber network connectivity panels, and T1 network interface units.
• Cell Site Optimization (CSO) solutions include tower mounted amplifiers (TMAs), outdoor-hardened units mounted on cell towers, enabling wireless service providers to improve the overall performance of a cell site, including increasing data throughput and reducing dropped connections.
Customers
The Company’s customer base for its products includes communications service providers, systems integrators, neutral-host operators, and distributors. Due to the stringent customer quality specifications and regulated environments in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
To remain competitive, the Company must continue to invest in new product development and in targeted sales and marketing efforts to launch new product lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change, or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in product research and development activities.
In view of the Company’s reliance on the telecommunications market for revenues, the project nature of the business, unpredictability of orders, and pricing pressures, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters, this is not always consistent and may not always correlate to financial results.
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
The Company is currently in negotiations for a new lease for our Aurora, Illinois headquarters for a reduced footprint more suitable to our current operation with significantly reduced lease payments.  Our current lease expires on September 30, 2017.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2016, and 2015, by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
IBW	$6,224	$8,680	$(2,456)	$18,989	$28,569	$(9,580)
ISMS	5,525	6,147	(622)	14,773	16,538	(1,765)
CNS	3,234	5,388	(2,154)	13,817	22,192	(8,375)
Consolidated revenue	$14,983	$20,215	$(5,232)	$47,579	$67,299	$(19,720)
IBW revenue was $6.2 million and $19.0 million in the three and nine months ended December 31, 2016, compared to $8.7 million and $28.6 million in the same periods in the prior year. The decrease in revenue in both the three and nine month periods was due primarily to decreases in sales of passive DAS conditioners. While the market for stand-alone DAS conditioners remains strong, customers that continue to purchase them have converted their use to active DAS conditioners. Sales of our active DAS conditioner - the Universal DAS Interface Tray (or UDIT), have remained strong over this period of time.
ISMS revenue was $5.5 million and $14.8 million in the three and nine months ended December 31, 2016, compared to $6.1 million and $16.5 million in the same periods in the prior year. The decrease in the three and nine months ended December 31, 2016, was due to lower overall sales of Remote units to existing customers and a decrease in support services revenue.
CNS revenue was $3.2 million and $13.8 million in the three and nine months ended December 31, 2016, compared to $5.4 million and $22.2 million, in the same periods in the prior year. The decrease in both the three and nine months ended December 31, 2016, was primarily due to lower sales across all of the product lines in this segment, with tower mounted amplifiers representing the most significant decline. CNS consists of product lines such as T1 NIUs which are in late life cycle management, as well as integrated cabinets in which the revenue tends to be lumpy based on the timing of customer projects.

Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2016	2015	Change	2016	2015	Change
IBW	40.3%	38.2%	2.1%	30.2%	41.5%	(11.3)%
ISMS	50.6%	47.8%	2.8%	48.9%	50.3%	(1.4)%
CNS	23.1%	31.7%	(8.6)%	29.1%	29.0%	0.1%
Consolidated gross margin	40.4%	39.4%	1.0%	35.7%	39.6%	(3.9)%
IBW gross margin was 40.3% and 30.2% for the three and nine months ended December 31, 2016, compared to 38.2% and 41.5% for the same periods in the prior year. The improved gross margin for the three months ended December 31, 2016, was due to recent actions by the Company to lower its cost structure, including the consolidation of final test and assembly operations at Spinnaker. The decrease in gross margin for the nine months ended December 31, 2016, was primarily due to higher charges for excess and obsolete inventory, largely attributable to the cancellation of the ClearLink DAS project.
ISMS gross margin was 50.6% and 48.9% for the three and nine months ended December 31, 2016, respectively, compared to 47.8% and 50.3% in the same respective periods in the prior year. The improved gross margin for the three months ended December 31, 2016, was primarily due to a more favorable mix. The decrease in gross margin for the nine months ended December 31, 2016, was primarily due to lower pricing on deployment services revenue.
CNS gross margin was 23.1% and 29.1% for the three and nine months ended December 31, 2016, compared to 31.7% and 29.0% in the same respective periods in the prior year. The decrease in gross margin for the three months ended December 31, 2016, was primarily due to lower revenue.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
IBW	$1,307	$2,701	$(1,394)	$5,265	$8,638	$(3,373)
ISMS	805	1,363	(558)	3,336	3,946	(610)
CNS	302	829	(527)	1,417	2,020	(603)
Consolidated research and development expense	$2,414	$4,893	$(2,479)	$10,018	$14,604	$(4,586)
Consolidated research and development costs decreased by $2.5 million and $4.6 million in the three and nine months ended December 31, 2016, respectively, compared to the same periods in the prior year. Research and development expense in the IBW segment decreased by $1.4 million and $3.4 million in the three and nine months ended December 31, 2016, compared to the same periods in the prior year due to $1.1 million and $1.9 million of decreased manpower related expenses in the three and nine months ended December 31, 2016, respectively, and $0.4 million of prototype expense in the nine months ended December 31, 2016. The decrease in expenses were primarily associated with the previously announced discontinuation of the ClearLink DAS development project.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated sales and marketing expense	$1,943	$3,900	$(1,957)	$8,220	$11,209	$(2,989)
Sales and marketing expense was $1.9 million and $8.2 million in the three and nine months ended December 31, 2016, respectively, compared to $3.9 million and $11.2 million in same respective periods in the prior year. The decrease was due primarily to lower payroll and headcount related expenses in our sales organization.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated general and administrative expense	$1,777	$2,627	$(850)	$6,340	$8,089	$(1,749)

Consolidated general and administrative expense decreased $0.9 million and $1.7 million in the three and nine months ended December 31, 2016, respectively, compared to the same periods in the prior fiscal year primarily to lower payroll and headcount related expenses.
Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated intangible amortization	$1,212	$1,418	$(206)	$3,613	$4,249	$(636)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and nine months ended December 31, 2016, compared to the same periods in the prior fiscal year resulted primarily from product and customer related intangibles from the acquisition of HyperEdge and the non-compete from the Kentrox acquisition becoming fully amortized. The three and nine months ended December 31, 2016, also include a $31,000 intangible impairment charge associated with the customer list acquired from the previous ANTONE acquisition for TMA products sold in CNS segment.
Restructuring
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spans all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $0.5 million and $3.1 million in the three and nine months ended December 31, 2016, inclusive of non-cash charges of approximately $1.0 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. The Company expects to incur further restructuring costs of approximately $0.1 million for the remainder of the 2017 restructuring plan. The planned restructuring is scheduled to be substantially completed by March 31, 2017.
The Company recorded restructuring expense of $17,000 in the nine months ended December 31, 2015, related to severance for terminated employees associated with the CSI acquisition.

Long-lived assets impairment

Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product were fully impaired and recorded an impairment charge of $1.2 million during the nine months ended December 31, 2016. The three and nine months ended December 31, 2016, also include a $31,000 intangible impairment charge associated with the customer list acquired from the previous ANTONE acquisition for TMA products sold in CNS segment which is presented in the Intangible amortization line on the Statement of Operations. There were no long-lived assets impaired during the nine months ended December 31, 2015.

Other income (expense)

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Consolidated other income (expense)	$(15)	$85	$(100)	$76	$62	$14
Other income (expense) contains interest income earned on short-term investments and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax benefit (expense)
The Company recorded $10,000 and $20,000 of income tax expense in the three and nine months ended December 31, 2016, using an effective income tax rate of (0.13)% plus discrete items. The Company recorded $7,000 of income tax expense and $75,000 of income tax benefit in the three and nine months ended December 31, 2015, using an effective rate of 1.00% plus discrete items. The December 31, 2015, effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states which base tax on gross margin and not pretax income.

Discontinued operations
The fiscal year 2016 income from discontinued operations resulted from the expiration of an indemnity period and release of a contingency reserve related to the sale of ConferencePlus.
Net income (loss)
Net loss was $1.8 million and $15.4 million in the three and nine months ended December 31, 2016, respectively, and $4.8 million and $11.1 million in the three and nine months ended December 31, 2015, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2016, the Company had $23.8 million in cash and cash equivalents consisting of bank deposits and government money market funds.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Future obligations and commitments, which are principally comprised of future minimum lease payments and inventory purchase obligations, were $8.0 million and $11.8 million at December 31, 2016, and March 31, 2016, respectively.
Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2016, consisted of the following:

	Payments due within
(in thousands)	1 year	2 years	3 years	4 years	5 years	Thereafter	Total
Purchase obligations (1)	$6,072	$—	$—	$—	$—	$—	$6,072
Future minimum operating lease payments	1,533	280	87	—	—	—	1,900
Future obligations and commitments	$7,605	$280	$87	$—	$—	$—	$7,972
(1) A reserve for a net loss on firm purchase commitments of $180,000 and $388,000 is recorded on the balance sheet as of December 31, 2016, and March 31, 2016, respectively.
Cash Flows
The Company’s operating activities used cash of $5.0 million in the nine months ended December 31, 2016, which resulted primarily from a $15.4 million net loss, adjusted for non-cash charges of $10.4 million of amortization, depreciation, long-lived asset impairments,restructuring, and stock-based compensation expense. The Company’s investing activities provided cash of $10.0 million, which resulted primarily from the net maturities of short-term investments of $10.6 million offset in part by $0.5 million of capital equipment purchases. In the nine months ended December 31, 2016, the Company’s financing activities used $0.3 million of cash resulting primarily from payment of contingent consideration.
As of December 31, 2016, the Company had net deferred tax assets of approximately $46.3 million before a valuation allowance of $46.3 million, resulting in a net deferred tax liability of $30,000. Also, as of December 31, 2016, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
As of December 31, 2016, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Many of our past sales have resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services. Our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Additionally, other companies may succeed in developing and marketing products that are more effective and/or less costly than any product we may develop, or that are commercially accepted before any of our products. There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales will decrease and our competitive position, financial condition and results of operations would be materially and adversely affected. We have experienced development delays in the past and may experience significant delays or other complications in bringing to market and ramping production of new products. Recently, we suspended future development of our ClearLink DAS product due to competitive products to ClearLink DAS in the market that have already launched and considerable gross margin depression on the product. The decision to suspend ClearLink DAS or other complications in the development, manufacture, launch, and production ramp of any other future product, could materially damage our business, prospects, financial condition, and operating results.

Risks Related to our Common Stock

Our Class A Common Stock could be delisted from the NASDAQ Capital Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Under these rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On July 1, 2016, we received a notification (the "Notice") from the Listing Qualifications Department of The NASDAQ Stock Market that the bid price for the Company’s Class A Common Stock has closed below the minimum $1.00 per share for 30 consecutive trading days in conflict with the NASDAQ rules for continued listing. At the time, NASDAQ gave the Company 180 calendar days, or until December 28, 2016, to regain compliance.
On December 14, 2016, the Company applied to transfer the listing of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with NASDAQ’s corporate governance requirements.
On December 23, 2016, NASDAQ approved the Company’s transfer application. This transfer was effective at the opening of business on Wednesday, December 28, 2016. The Company’s common stock has continued to trade under the symbol “WSTL.” On December 29, 2016, NASDAQ approved an additional 180 calendar day compliance period to regain compliance with the minimum bid requirement. The Company may regain compliance with the Rule if at any time before June 26, 2017, the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2016	9,847	$0.4877	—	$112,741
November 1 - 30, 2016	—	—	—	112,741
December 1 - 31, 2016	—	—	—	112,741
Total	9,847	$0.4877	—	$112,741

(a)
In the three months ended December 31, 2016, the Company repurchased 9,847 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $0.49 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of December 31, 2016.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 10, 2017	By:	/s/ Kirk R. Brannock
Kirk R. Brannock
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.