Form 10-K
period 2017-03-31
WESTELL TECHNOLOGIES INC
filed 2017-05-26
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2017
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
Commission file number: 0-27266
WESTELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3154957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
750 North Commons Drive, Aurora, Illinois 60504
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (630) 898-2500

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Class A Common Stock, $.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company),	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2016 (based upon an estimate that 68% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $17 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 12, 2017, 48,213,024 shares of the registrant’s Class A Common Stock were outstanding and 13,937,151 shares of the registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2017 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2017, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Homecloud®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
PART I

ITEM 1.	BUSINESS
Overview
Westell Technologies, Inc., (the Company) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is a leading provider of high-performance wireless infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high-quality reliable systems.
Segment Reporting
In the first quarter of fiscal year 2017, the Company re-aligned the business and expanded its segments into three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management and Services (ISMS), and Communications Network Solutions (CNS). In order to provide information that is comparable year to year, fiscal year 2016 segment financial information has been restated to reflect the new reporting structure. Segment financial information is set forth in the Notes to the Consolidated Financial Statements.
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
ISMS Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support agreement services (i.e., maintenance) and deployment services (i.e., installation).

CNS Segment
The CNS segment solutions, which were also formerly part of the CSG segment, include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
Industry Trends and Market Solutions
In-Building Wireless (IBW)
IBW solutions, including DAS and small cell installations, have increased dramatically in the last decade, driven by the trend where more and more mobile traffic use is taking place indoors. Recent studies show that over 80% of all mobile traffic now either originates or terminates from within buildings. More people are using mobile devices and data-intensive services in areas such as stadiums, arenas, malls, universities, hospitals, airports, resorts, convention centers, office buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. As end-user bandwidth demands continue to increase, the greater the demand for a reliable network that can manage the increased coverage and capacity requirements.
In addition to the increase in commercial use of mobile devices indoors, demand is also increasing for in-building wireless coverage for the public safety sector. First responders, such as firefighters, police and other law enforcement officers, and emergency medical service (EMS) personnel, are also in need of more modern high-bandwidth mobile communication beyond the traditional two-way land mobile radios (LMRs). More and more local municipalities with jurisdiction to define in-building public safety coverage are passing ordinances requiring public safety mobile communication coverage in buildings. Additionally, at the federal level, the First Responder Network Authority (FirstNet) radio spectrum was recently awarded to AT&T to build-out the first nationwide broadband public safety network, which can carry high-speed data, location information, images, etc.
Our IBW solutions include:
•DAS Conditioners (Commercial Market) - These units attenuate the high-powered radio frequency (RF) base transceiver system (BTS) to lower-powered RF needed for the DAS. We offer both passive and active DAS conditioners, both of which can accommodate the major of North American wireless service provider's frequency bands, with numerous port configuration options. Our active DAS conditioner, the Universal DAS Interface Unit (UDIT), is also a remotely manageable, high density, space saving unit with additional advanced features like spectrum analysis and tone generators to help test and analyze signal measurement data.
•Repeaters (Commercial Market) - These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal to noise performance necessary to optimize wireless service seamlessly throughout a building or structure.
•Repeaters (Public Safety Market) - During fiscal year 2017, we introduced and began selling a half-watt repeater and a more powerful two-watt repeater, specifically for the public safety market. While these products perform essentially the same function as commercial repeaters, they are dedicated only to public safety frequency bands that are distinct from commercial service, and meet the strict National Fire Protection Association (NFPA) regulatory requirements.
•Battery Backup Unit (Public Safety Market) - On April 26, 2017, we introduced our NFPA-compliant battery backup unit. NFPA requires up to twenty-four hours of battery backup for public safety equipment, such as repeaters. Broadening our product portfolio is an important step toward our goal of offering a comprehensive solution for the public safety market.
•Passive System Components and Antennas (Commercial and Public Safety Markets) - We offer a variety of passive system components (couplers, duplexers, splitters, filters, and tappers) for use in both commercial and public safety in-building wireless systems to direct and condition energy flow for specific frequency bands. We also offer a broad line of donor and coverage antennas to support in-building wireless communication.
Intelligent Site Management (ISM)
Telecommunication service providers and cell tower operators were initially focused on network coverage, then priority shifted to network availability. With the migration to long-term evolution (LTE) and 4th generation (4G) networks, capacity is now a primary concern. With this shifting of requirements to managing faster speeds and higher capacity, more intelligence is moving to the network edge (e.g., cell sites and in-building systems). This has increased the importance of the edge support infrastructure, such as environmental controls, power systems, and security.
Our ISM solutions provide M2M communication, enabling operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:

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
Our ISM solution features the Westell Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before service affecting outages occur.
Our solutions reduce network operating costs; improve network performance, including quality, reliability, and availability; and improve site security.
Communication Network Solutions (CNS)
Building a communications network that can sustain harsh environmental conditions, while providing the required reliability to keep customers happy can be a challenge, especially while trying to minimize costs. Whether it’s an industrial, utility, transportation, or telecommunications network, the connections between devices must effectively, efficiently, and safely carry and process signals throughout the infrastructure (cables, racks, enclosures, power distribution, etc.) while providing remote management capabilities.
Our CNS segment provides a comprehensive range of solutions to connect nearly any outdoor building or facility, including:
•Integrated Cabinets - Includes outdoor cabinets for sheltering and protecting equipment and maintaining proper operating temperature, enclosures for protecting equipment, and a “one-stop shop” for complete turnkey solutions of customer-specified equipment integrated and installed in the Company’s cabinet.
•Power Distribution Panels - Includes temperature-hardened fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds.
•Copper/Fiber Network Connectivity - A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.
•T1 NIUs - Includes network interface devices with performance monitoring features, line repeaters, and protection panels.
•TMAs - outdoor hardened units mounted on cell towers, enabling wireless service providers to optimize the overall performance of a cell site, including increasing data throughput and reducing dropped connections.
Customers
The Company's principal customers include telecommunications service providers, systems integrators, neutral host operators, and distributors. Telecommunication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet service providers (ISPs).
Continuous industry consolidation among North American telecommunication service providers has reduced the number of customers for our products and solutions. As a result, the Company depends on fewer, but larger customers for the majority of its revenues. The Company’s largest three customers, Verizon, AT&T, and American Tower accounted for 21.9%, 16.3%, and 10.0%, respectively, of the Company's consolidated revenues in fiscal year 2017.
Customers outside North America, which are primarily located in Australia, Latin America including Mexico, and South Africa, represented an aggregate total of approximately $5.8 million and $6.3 million of the Company’s revenues in fiscal years 2017 and 2016, respectively, which represents approximately 9.3% and 7.2% of the Company's total revenues in such years.
Sales and Customer Support
We sell our products and solutions through our field sales organization, distributors, and partners. Customer contracts are primarily pricing and technical specification agreements that detail the commercial terms and conditions for sales. These agreements typically do not obligate the customer to a specific volume of purchases over time. The agreements may require the Company to accept returns of products within certain time limits, or indemnify customers against certain liabilities arising out of the use of the Company's products and solutions. If these claims or returns are significant, there could be a material adverse effect on the Company's business and results of operations.
Often, customers require vendor approval before deployment of products and solutions in their networks. Evaluation can take as little as a few months for products, but often longer for new products, solutions, and technologies. Accordingly, the

Company is continually submitting successive generations of its current products and solutions, as well as new offerings, to its customers for approval.
We provide customer support, technical consulting, research assistance and training to some of our customers with respect to the installation, operation, and maintenance of our products.
Most of our products and solutions carry a limited warranty ranging from one to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. In the event there are material deficiencies or defects in our design or manufacture, the affected products and solutions could be subject to recall.
Supply Chain
With the exception of power distribution panels, which are manufactured in-house, we outsource manufacturing to both domestic and international contract manufacturers (CMs). Some products, such as integrated cabinets, TMAs, remotes, and public safety products, undergo final top-level assembly and testing at our Aurora, Illinois facility. Within the IBW segment, UDIT and commercial repeaters are fully outsourced, including final top-level assembly and testing, at Spinnaker Manufacturing in Tilton, New Hampshire. Within the ISMS segment, remotes are manufactured at Creation Technologies in Oak Creek, Wisconsin. In fiscal year 2017, Spinnaker and Creation were our two largest CMs by dollar value, totaling $8.8 million and $5.1 million, respectively.
Reliance on third-party CMs involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, the Company has direct supplier relationships and contracts for these items, and may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or lost business.
A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our own facilities and at the CMs. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new products and solutions that meet market demands and customer needs is a critical component for success. We therefore expect to continue to devote resources to research and development (R&D). In fiscal years 2017 and 2016, the Company's R&D expenses were approximately $12.4 million and $19.3 million, respectively.
During the first half of fiscal year 2017, the majority of our R&D expense was for the continued development of ClearLink DAS within the IBW segment. Development of ClearLink DAS began in fiscal year 2016 and was to be a complete DAS (head-ends and remotes) intended to grow the Company’s revenue, as it would have enabled the Company to access a larger market than the market for stand-alone DAS conditioners. On July 27, 2016, as part of an $11 million expense reduction plan, the Company announced that, based on its more recent analysis of the market and expected return, it was ceasing development of ClearLink DAS. During the second half of fiscal year 2017, the Company significantly reduced all of its costs and expenses in line with current revenues, including a substantial reduction in R&D, mostly from the discontinuance of ClearLink DAS. The Company has since turned its focus to the development of products and solutions aimed at the emerging IBW public safety market.
The Company's R&D personnel are organized by segment, with each business responsible for sustaining technical support of existing products and solutions, conceiving new products in cooperation with other functions within the Company, and adapting standard products or technologies to meet new market demands and customer needs. Additionally, in an effort to remain a highly valued, superior quality, long-term supplier, each segment is charged with reducing product costs for each succeeding generation of products without compromising functionality or serviceability. The teams leverage the Company’s relationships with its CMs and suppliers to achieve these cost reduction objectives.
Our quality systems and product development processes are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. Many current critical processes required for managing the full product life cycle are already in place. Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of products and performance, are routinely reviewed and corrective actions are taken where applicable. We successfully maintain TUV CE registration through quarterly audits in support of critical customer product offerings.  Product realization is accomplished as required in the ISO 9001:2008 standard. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to ensure the best product offerings possible to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s selection process.
The Company’s products are subject to industry-wide standardization organizations, including Telcordia, the Internet Engineering Task Force, the Metro Ethernet Forum, the American National Standards Institute (ANSI) in the U.S. and the International Telecommunications Union (ITU).
Competition
We operate in an intensely competitive marketplace and have no reason to believe that this competitive environment will ease in the future. Our customers base their purchasing decisions on multiple factors including features, quality, performance, price, total cost of ownership, reliability, responsiveness, incumbency, financial stability, reputation, and customer service. While competitors vary by market, some of our primary competitors include ADRF, Asentria, Bird Technologies, C Squared, CCI, Cobham, Charles Industries, Comba, CommScope, Corning, DPS Telecom, Emerson, Errigal, Galooli, Inala, Invendis, ISCO, JMA, Kaelus, Microlab, Purcell, RF Industries, SOLiD, Telect, and Trimm. Some of these competitors compete with us across several of our products and solutions, while many are a competitor to a specific product or solution.
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
Employees
As of May 1, 2017, the Company had one part-time employee and 122 full-time employees for a total of 123 employees.
Available Information
The SEC maintains an internet site, www.sec.gov, through which you may access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the Company makes these reports available free of charge on the Company’s internet website, www.westell.com. The Company maintains a corporate governance page on the Company’s website. This page includes, among other items, the Code of Business Conduct, the Audit Committee Charter, the Compensation Committee Charter, and the Corporate Governance and Nominating Committee Charter.

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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $329.7 million as of March 31, 2017.
We expect to continue to evaluate new product and growth opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. Although we have made signification progress reducing costs in fiscal year 2017, we cannot provide any certainty that we will be profitable in the future.
We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of or the reduction of spending by a major customer could adversely impact our business.
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
Our performance is dependent on customer capital spending, which can be volatile and difficult to forecast. Customer capital spending can be affected by end user demand driven by competing technology, economic conditions, customer budget restraints, work stoppages or other labor issues at the facilities of our customers and other factors. Our customers have curtailed or deferred spending in the past without notice.
Overall sales and product mix sold to our large customers have fluctuated in the past and could vary in the future resulting in significant fluctuations in quarterly operating results and may also adversely impact our stock price.
We have in the past and may in the future experience significant delays or other complications in the design, manufacture, launch, and production ramp of new products, which could harm our business, prospects, financial condition, and operating results.
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
There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales may decrease and our competitive position, financial condition and results of operations could be materially and adversely affected.
We may experience significant delays or other complications in bringing to market and ramping production of new products, such as our new product safety products. Currently, there are competitive products in the public safety market that have already launched.
In fiscal year 2017, we suspended future development of our ClearLink DAS product due to competitive products to ClearLink DAS in the market that have already launched and considerable gross margin depression on the product. The decision to suspend ClearLink DAS or other complications in the development, manufacture, launch, and production ramp of any other future product, have in the past and could in the future materially damage our business, prospects, financial condition, and operating results.

We have completed acquisitions in the past and may engage in future acquisitions that could impact our financial results or stock price.
We have completed acquisitions and expect to continue to review potential acquisitions, and we may acquire or make investments in businesses, products or technologies in the future. Any existing or substantial future acquisitions or investments would present a number of risks that could harm our business including:

•	business integration issues;

•	disruption to our ongoing or acquired business;

•	difficulty realizing the intended benefits of the transaction;

•	impairment of assets related to acquired goodwill and intangibles; and

•	key employee retention.
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
Customers often place orders for product within the month of their requested delivery date. We therefore typically do not have a material backlog (or known quantity) of unfilled orders, and our revenues in any quarter are substantially dependent on orders booked or orders becoming non-cancellable in that quarter. Our expense levels and inventory commitments are based on anticipated customer demand and are relatively fixed in the short term. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the supply arrangement then our business could also be harmed. We enter into short-term contracts with our suppliers in the form of purchase orders. These purchase orders are issued to vendors based on forecasted customer demand. Therefore, we may be unable to cancel purchase orders with our suppliers or adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders could have an adverse impact on our business, our financial condition and results of operations.
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
We are dependent on sole or limited source suppliers and independent contract manufacturers and the loss of or disruptions of these products and services would harm our business.
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
We are dependent on independent contract manufacturers. During fiscal year 2017, the Company increased reliance on a single contract manufacturer to fully outsourcing of final assembly and test operations for its IBW products to Spinnaker Contract Manufacturing, Inc. of Tilton, New Hampshire.

Any disruption in assembly, test or shipment services, delays in manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these contract manufacturers and result in their insolvency or their inability to meet their commitments to us. These factors could result in reduced revenues and could negatively impact our financial condition and results of operations.
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
We will not be able to successfully compete, develop and sell products and services if we fail to retain key personnel and hire additional key personnel, including  finding a successor to our current Chief Executive Officer.
Because of our need to continually compete for customer business, our success is dependent on our ability to attract and retain qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Because of the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition, we do not have non-compete contracts with most of our employees. Our inability to attract (including finding a successor to our current Chief Executive Officer) and retain key employees could harm our ability to successfully sell existing products, develop new products, and implement our business goals.

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
In order to align our resources with our growth strategies, operate more efficiently and control costs, recently and in the past we have periodically announced restructuring plans, which include workforce reductions, facility closures and consolidations, asset impairments and other cost reduction initiatives. We regularly evaluate our existing operations and, as a result of such evaluations, may undertake additional restructuring activities within our business.  These restructuring activities may involve higher costs or longer timetables than we anticipate, including costs related to severance and other employee-related matters, litigation risks and expenses, and other costs.  These restructuring activities may disrupt sales or operations and may not result in improvements in future financial performance. If we incur unanticipated costs or are unable to realize the benefits related to restructuring activities, the activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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

Our inability to successfully relocate our data center or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. A disruption or failure of these systems or operations because of relocation, a disaster, or other business continuity event could cause data corruption, missing data or data lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses.
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
On December 23, 2016, NASDAQ approved the Company’s transfer application. This transfer was effective at the opening of business on December 28, 2016. The Company’s common stock has continued to trade under the symbol “WSTL.” On December 29, 2016, NASDAQ approved an additional 180 calendar day compliance period to regain compliance with the minimum bid requirement. The Company may regain compliance with the Rule if at any time before June 26, 2017, the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. We are seeking stockholder approval of a reverse stock split of our common stock for the purpose of maintaining the listing of our common stock on the NASDAQ Capital Market, but we may not obtain shareholder approval or it may not have the desired result.
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
As of May 12, 2017, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 49.8% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 53.8% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination calender year	Segment
Aurora, IL	Corporate headquarters, office, CNS distribution and manufacturing	179,000/83,000	2017/2020
Dublin, OH	Design center	9,465	2019	ISMS
Manchester, NH	IBW distribution and manufacturing	16,932	2018	IBW
Manchester, NH	IBW office	20,700	2018	IBW
The Company consolidated office space in its corporate headquarters in both the fourth quarter of fiscal year 2015 and the second quarter of fiscal year 2017, and is utilizing approximately 6,000 square feet of office space and 86,000 square feet of distribution and manufacturing space with 87,000 square feet of office space vacant.
During the fourth quarter of fiscal year 2017, the Company executed a new three-year lease beginning in October 2017 for approximately 83,000 square feet, a portion of our current Aurora, Illinois headquarters facility. The reduced footprint is more suitable to our current operation and is expected to generate cash savings of approximately $2.0 million annually. Our current lease expires on September 30, 2017.
During fiscal year 2017, the Company consolidated space in New Hampshire, and is utilizing approximately 7,300 square feet of the IBW office space. The Company is not utilizing the IBW distribution and manufacturing facility.
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
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which no estimate of possible losses can currently be made.  A significant customer is a defendant in a patent infringement claim and is asserting possible indemnity rights under contracts with the Company.  The customer is considering settlement and may seek to recover from the Company a  share of the potential settlement and defense costs.  The Company has not made an assessment of the merits of the underlying asserted infringement claims or been involved an any settlement discussions  and has responded by asking for additional information, which had not been received and therefore management is currently unable to estimate any losses.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In March 2017, the Company’s Board of Directors approved a proposal for a reverse stock split at the ratio of 1-for-4 of the Company’s Class A and Class B, respectively, Common Stock. This proposal is being submitted to the stockholders for approval at a special meeting of stockholders scheduled to be held on May 30, 2017. All share numbers and stock prices reflected in this filing are on a pre-split basis and do not reflect the proposed reverse stock split.
The Company’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “WSTL”, where it has traded since December 2016.  The Company’s Class A Common Stock previously traded on The NASDAQ Global Select Market. The following table sets forth for the periods indicated the high and low sale prices for the Class A Common Stock as reported by NASDAQ.

	High	Low
Fiscal Year 2017
First Quarter ended June 30, 2016	$1.29	$0.66
Second Quarter ended September 30, 2016	$0.75	$0.48
Third Quarter ended December 31, 2016	$0.72	$0.44
Fourth Quarter ended March 31, 2017	$0.95	$0.57
Fiscal Year 2016
First Quarter ended June 30, 2015	$1.40	$0.98
Second Quarter ended September 30, 2015	$1.24	$0.95
Third Quarter ended December 31, 2015	$1.51	$1.09
Fourth Quarter ended March 31, 2016	$1.30	$1.00
As of May 12, 2017, there were approximately 545 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2017, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 1-31, 2017	19,590	$0.6500	—	$112,741
February 1-28, 2017	—	$0.0000	—	$112,741
March 1-31, 2017	6,030	$0.6917	—	$112,741
Total	25,620	$0.6598	—	$112,741

(a)
In the quarter ended March 31, 2017, the Company repurchased 25,620 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $0.66 per share.

(b)
In August 2011, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to an additional aggregate of $20.0 million of its outstanding Class A Common Stock. There was approximately $0.1 million remaining under this program as of March 31, 2017. Subsequent to the end of fiscal year 2017, in May 2017, the Board of Directors authorized a new stock repurchase program of up to $2.0 million of Class A Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read together with the Consolidated Financial Statements and the related Notes thereto and other financial information appearing elsewhere in this Form 10-K. All references herein to the term “fiscal year” shall mean a year ended March 31 of the year specified.
Westell Technologies, Inc., (the Company) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is a leading provider of high-performance wireless infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high-quality reliable systems.
In the first quarter of fiscal year 2017, the Company re-aligned the business and expanded its segments into three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management and Services (ISMS), and Communications Network Solutions (CNS).
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
During the first half of fiscal year 2017, the majority of our R&D expense was for the continued development of ClearLink DAS within the IBW segment. Development of ClearLink DAS began in fiscal year 2016 and was to be a complete DAS (head-ends and remotes) intended to grow the Company’s revenue, as it would have enabled the Company to access a larger market than the market for stand-alone DAS conditioners. On July 27, 2016, as part of an $11 million expense reduction plan, the Company announced that, based on its more recent analysis of the market and expected return, it was ceasing development of ClearLink DAS. During the second half of fiscal year 2017, the Company significantly reduced all of its costs and expenses in line with current revenues, including a substantial reduction in R&D, mostly from the discontinuance of ClearLink DAS. The Company has since turned its focus to the development of products and solutions aimed at the emerging IBW public safety market.
ISMS Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support agreement services (i.e., maintenance) and deployment services (i.e., installation).
CNS Segment
The CNS segment solutions, which were also formerly part of the CSG segment, include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
Customers
The Company’s customer base for its products is highly concentrated and includes service providers, systems integrators, neutral host operators, and distributors. Service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet Service Providers (ISPs). Due to the stringent customer quality specifications and the regulated environment in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. Prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
On September 27, 2016, the Company announced that the Board of Directors has appointed Kirk R. Brannock as interim President and Chief Executive Officer. The Company also announced that Dennis O. Harris, a Director of the Company since January 2010, has been appointed interim Chairman of the Board. Along with these changes, the Company executed a plan to reduce its operating expense structure to more quickly return to profitability and generate stockholder value, while focusing on sales and product development initiatives. While the plan that impacts employee reductions is substantially complete, the Company continues to look for additional cost and expense savings opportunities.
During the fourth quarter of fiscal year 2017, the Company executed a new three-year lease beginning in October 2017 for approximately 83,000 square feet, a portion of our current Aurora, Illinois headquarters facility. The reduced footprint is more suitable to our current operation and is expected to generate cash savings of approximately $2.0 million annually. Our current lease expires on September 30, 2017.
Temporary Work Stoppage at Verizon
On April 13, 2016, workers at Verizon went on a six-and-a-half-week strike that ended on May 30, 2016. Fiscal year 2017 first quarter revenue weakness reflected a confluence of factors across the business, including a general slowdown in carrier spending and the adverse impact of the Verizon strike. Verizon has been the Company's largest customer over the past two fiscal years. For the years ended March 31, 2017 and March 31, 2016, Verizon accounted for 21.9% and 23.1% of Westell’s total revenue, respectively.
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
Results of Operations
Fiscal Years Ended March 31, 2017 and 2016

Revenue by segment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
IBW	$25,933	$34,407	$(8,474)
ISMS	19,321	21,783	(2,462)
CNS	17,711	32,013	(14,302)
Consolidated revenue	$62,965	$88,203	$(25,238)
IBW segment revenue, which consists of DAS conditioners, repeaters, and ancillary products, decreased $8.5 million primarily due to decreases in sales of passive DAS conditioners. The overall market for stand-alone DAS conditioners is expected to decline over time.  Demand for passive DAS conditioners, in particular, has dropped significantly.  However, the market for our active conditioner, the Universal DAS Interface Tray (UDIT) has remained strong and grew in fiscal year 2017.  UDIT revenue increased by 10% in fiscal year 2017 when compared to fiscal year 2016.  We anticipate customer demand for UDIT to decline over time, but it’s not possible to specify exactly when and if could be a gradual or a more rapid decline.  The Company is currently investing a higher percentage of its resources in the emerging IBW public safety market, where success could result in new revenue streams for repeaters and ancillary products.
ISMS segment revenue, which consists of remote units (hardware), Optima management system (software), deployment services (installation), and support services (maintenance agreements), decreased $2.5 million in fiscal year 2017 when compared to fiscal year 2016 primarily due to lower sales of remote units to two large customers and lower support services revenue with one large customer. Our ISMS business is dependent on a few large customers based on their project or deployment schedules, the timing of which can be variable. In addition, some of the customers have reached a point of maturity in the regions in which they purchase our ISMS solutions. For the ISMS segment, future growth is likely to require expanding the use of our solution among current customers to either additional regions, applications, or network architectures such as centralized radio access networks (CRAN), and/or securing business with new customers.
CNS segment revenue, which consists of outdoor network infrastructure offerings that includes integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs), decreased $14.3 million in fiscal year 2017 when compared to fiscal year 2016. The decrease was due primarily to lower sales of TMAs (saturated market) and integrated cabinets (fewer projects). While T1 NIUs are in late-lifecycle decline, power distribution products and copper/fiber connectivity panels are expected to maintain their market share in steady markets, and the Company anticipates growth in TMAs and integrated cabinets due to the introduction of a new customer-approved dual-band TMA and project awards for new integrated cabinet deals at two large customers.

Revenue by product and services	Fiscal Year Ended March 31,
(in thousands)	2017	2016
Products	$56,530	$81,238
Products percentage of total revenue	89.8%	92.1%
Services	6,435	6,965
Services percentage of total revenue	10.2%	7.9%
Total revenue	62,965	88,203
In fiscal year 2017, services revenue exceeded 10% of total revenues. The Company generates all of its services revenue within the ISMS segment, which as noted above, consists of deployment services (installation) and support services (maintenance agreements). Future break-out of services revenue will be based on the 10% threshold. Based on the Company’s estimates of future revenues, it does not anticipate that services revenue will exceed this threshold, although it is possible.

Gross profit and gross margin	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
IBW	$8,671	$13,944	$(5,273)
	33.4%	40.5%	(7.1)%
ISMS	$9,778	$11,122	$(1,344)
	50.6%	51.1%	(0.5)%
CNS	$5,300	$9,450	$(4,150)
	29.9%	29.5%	0.4%
Consolidated gross profit	$23,749	$34,516	$(10,767)
Consolidated gross margin	37.7%	39.1%	(1.4)%
In fiscal year 2017, consolidated gross margin decreased 1.4% compared to fiscal year 2016. IBW segment gross margin decreased 7.1% , primarily due to $1.6 million of non-recurring excess and obsolete inventory charges on inventory and purchase commitments associated with the previously announced decision to the discontinue development of ClearLink DAS. ISMS segment gross margin decreased slightly, by 0.5%, due primarily to lower pricing of deployment services, partially offset by higher software revenue. CNS segment gross margin increased slightly, by 0.4% due to a slightly more favorable mix.

Research and development (R&D)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
IBW	$6,738	$11,059	$(4,321)
ISMS	3,955	5,417	(1,462)
CNS	1,674	2,841	(1,167)
Consolidated R&D expense	$12,367	$19,317	$(6,950)
Percentage of Revenue	20%	22%
In fiscal year 2017, R&D expense decreased $7.0 million compared to fiscal year 2016. While the Company reduced its R&D expenses across all three segments down to a level more suitable to current revenues, one large reason for the lower R&D expenses in fiscal year 2017 was the discontinuation of the development of ClearLink DAS as detailed in the overview section above. Going forward, the Company expects to continue R&D expense at levels similar to the second half of fiscal year 2017, which equates to an annualized run-rate of approximately 9.5 million.

Sales and marketing (S&M)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
Consolidated S&M expense	$10,344	$15,817	$(5,473)
Percentage of Revenue	16%	18%

In fiscal year 2017, sales and marketing expense decreased $5.5 million compared to fiscal year 2016. The decrease was due primarily from lower payroll and headcount related expenses in our sales organization.

General and administrative (G&A)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
Consolidated G&A expense	$7,991	$9,836	$(1,845)
Percentage of Revenue	13%	11%
In fiscal year 2017, general and administrative expenses decreased $1.8 million compared to fiscal year 2016. The reduction resulted primarily due to lower payroll and headcount related expenses.

Intangible amortization	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
Consolidated intangible amortization	$4,764	$5,554	$(790)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease of $0.8 million in fiscal year 2017 compared to fiscal year 2016 resulted primarily from product related intangibles from the HyperEdge, Noran Tel, and the non-compete intangible from the Kentrox acquisition becoming fully amortized. The fiscal year 2017 also includes a $31,000 intangible impairment charge associated with the customer list acquired from the previous ANTONE acquisition for TMA products sold in the CNS segment.

Restructuring	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	2017 vs. 2016
Consolidated restructuring expense	$3,155	$748	$2,407
In fiscal year 2017, the Company approved a plan to restructure its business, including discontinuing development of the ClearLink DAS, a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In addition to the restructuring expense, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory was recorded in the twelve months ended March 31, 2017, associated with the IBW segment. This restructuring was completed by March 31, 2017.
In fiscal year 2016, the Company approved a plan to reduce headcount in both segments and to close its development office located in Canada. These actions were taken in the fourth quarter of fiscal year 2016, and the Company recorded a restructuring charge of $0.7 million.
Long-lived assets impairment
In fiscal year 2017, the Company recognize a $1.2 million impairment charge on fixed assets related to the ClearLink DAS, which were associated with the IBW segment (See Restructuring above). There was no long-lived assets impairment in fiscal year 2016.
Other income (expense) Other income (expense), net was income of $170,000 and $169,000 for fiscal years 2017 and 2016, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses.
Income tax (expense) benefit Income tax expense in fiscal year 2017 was $58,000. Income tax benefit in fiscal year 2016 was $102,000, that resulted from foreign tax and state tax based on gross margin. In fiscal years 2017 and 2016, the Company continued to maintain a full valuation allowance on deferred tax assets.
Discontinued operations Net income from discontinued operations was $0.3 million in fiscal year 2016 from release of contingency reserves related to the sale of ConferencePlus. The Company sold the entire ConferencePlus subsidiary in fiscal year 2012. There was no activity in discontinued operations in fiscal year 2017.
Net income (loss) Net loss was $15.9 million and $16.2 million in fiscal years 2017 and 2016, respectively. The changes were due to the cumulative effects of the variances identified above.

Quarterly Results of Operations
The Company has experienced, and may continue to experience, fluctuations in quarterly results of operations. Such fluctuations in quarterly results may correspond to substantial fluctuations in the market price of the Class A Common Stock. Some factors, which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for excess or obsolete inventory, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supplies, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions.
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
Liquidity and Capital Resources
Overview
At March 31, 2017, the Company had $21.8 million in cash and cash equivalents.
The Company believes that the existing sources of liquidity and other financing alternatives along with and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities used cash of $7.0 million and $5.6 million in fiscal years 2017 and 2016, respectively. Cash used in fiscal year 2017 resulted primarily from $15.9 million of net loss that includes $8.9 million of depreciation, amortization, long-lived asset impairments, and stock-based compensation expense, $3.2 million of restructuring charges and a $3.2 million decrease in working capital. Cash used in fiscal year 2016 resulted primarily from $16.2 million of net loss that includes, $8.4 million of depreciation, amortization and stock-based compensation expense, $0.7 million of restructuring charges and a $1.6 million increase in working capital.
The Company’s investing activities generated cash of $10.0 million and $11.7 million in fiscal years 2017 and 2016, respectively. In fiscal year 2017, the Company had net sales of short-term investments of $10.6 million and used $0.6 million for the purchases of capital property and equipment. In fiscal year 2016, the Company had net purchases of short-term investments of $13.4 million, used $1.9 million for the purchases of capital property and equipment, primarily in the IBW segment.
The Company’s financing activities used cash of $0.3 million and $0.9 million in fiscal years 2017 and 2016, respectively. The Company purchased $0.2 million and $0.1 million of its outstanding stock, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units which is recorded as treasury stock. The Company paid $0.2 million and $0.8 million of contingent consideration in fiscal years 2017 and 2016, respectively, related to the acquisition of ANTONE. The contingent consideration was paid in full as of September 30, 2016.
As of March 31, 2017, the Company had net deferred tax assets of approximately $52.2 million before a valuation allowance of $52.2 million, resulting in a net deferred tax liability of $0. Also, as of March 31, 2017, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Subsequent to the end of fiscal year 2017, in May 2017, the Board of Directors authorized a new stock repurchase program of up to $2.0 million of Class A Common Stock.

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
Not applicable to smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firms are set forth on pages 30—57 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 58 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2017 and 2016, and for each of the two fiscal years in the period ended March 31, 2017, together with the reports of the Independent Registered Public Accounting Firms, are set forth on page 30 through 57 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2017 and 2016, as applicable:
Schedule II - Valuation and Qualifying Accounts - page 58
Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.
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

*10.11	Offer Letter for Brian T. Brouillette (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 2015).

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

*10.21
Form of Restricted Stock Unit Award Agreement for award granted to the leadership team on November 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 4, 2016).

*10.22	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 28, 2013).

*10.23	Offer Letter for Kirk R. Brannock, dated September 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2016).

*10.24	Termination Letter for J. Thomas Gruenwald, dated September 26, 2016 (incorporated by reference to Exhibit 10.2 to the Westell Technologies, Inc. Form 8-K filed on September 28, 2016).

*10.25
Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on October 17, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 4, 2016).

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

16.1	Letter of Ernst & Young LLP dated June 16, 2016 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on June 16, 2016).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2017.

WESTELL TECHNOLOGIES, INC.

By	/s/ Kirk R. Brannock
Kirk R. Brannock
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 26, 2017.

Signature	Title

/s/ Kirk R. Brannock	Chief Executive Officer (Principal Executive Officer)
Kirk R. Brannock

/s/ Thomas P. Minichiello	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Thomas P. Minichiello

/s/ Jeannie H. Diefenderfer	Director
Jeannie H. Diefenderfer

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Cary B. Wood	Director
Cary B. Wood

/s/ Mark A. Zorko	Director
Mark A. Zorko

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Westell Technologies, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Westell Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended March 31, 2017. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westell Technologies, Inc. and subsidiaries as of March 31, 2017, and the results of their operations and their cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Chicago, Illinois
May 26, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Westell Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Westell Technologies, Inc. and subsidiaries (the Company) as of March 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for the year ended March 31, 2016. Our audit also included the financial statement schedule for the year ended March 31, 2016 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westell Technologies, Inc. and subsidiaries at March 31, 2016, and the consolidated results of its operations and its cash flows for the year ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 31, 2016, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
May 24, 2016, except for the change in segments reporting as described in Note 9, as to which the date is
May 26, 2017

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,778	$19,169
Short-term investments	—	10,555
Accounts receivable (net of allowance of $90 and $53 at March 31, 2017 and 2016, respectively)	12,075	16,361
Inventories	12,511	13,498
Prepaid expenses and other current assets	1,409	1,900
Total current assets	47,773	61,483
Non-current assets:
Land, property and equipment, gross	16,062	17,198
Less accumulated depreciation and amortization	(14,078)	(13,221)
Land, property and equipment, net	1,984	3,977
Intangible assets, net	15,624	20,388
Other non-current assets	160	183
Total assets	$65,541	$86,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,163	$7,856
Accrued expenses	4,273	6,243
Accrued restructuring	1,171	1,537
Deferred revenue	2,359	1,601
Total current liabilities	11,966	17,237
Deferred revenue non-current	1,102	1,236
Net deferred income tax liability	—	10
Accrued restructuring non-current	63	550
Other non-current liabilities	236	314
Total liabilities	13,367	19,347
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 48,060,172 and 47,184,725 shares at March 31, 2017 and 2016, respectively	481	472
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 13,937,151 shares at both March 31, 2017 and 2016	139	139
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	415,957	414,374
Treasury stock at cost – 17,762,401 and 17,560,758 shares at March 31, 2017 and 2016, respectively	(35,335)	(35,174)
Cumulative translation adjustment	608	608
Accumulated deficit	(329,676)	(313,735)
Total stockholders’ equity	52,174	66,684
Total liabilities and stockholders’ equity	$65,541	$86,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2017	2016
Revenue
Products	$56,530	$81,238
Services	6,435	6,965
Total revenue	62,965	88,203
Cost of revenue
Products	36,119	50,332
Services	3,097	3,355
Total cost of revenue	39,216	53,687
Gross profit	23,749	34,516
Operating expenses
Research and development	12,367	19,317
Sales and marketing	10,344	15,817
General and administrative	7,991	9,836
Intangible amortization	4,764	5,554
Restructuring	3,155	748
Long-lived assets impairment	1,181	—
Total operating expenses	39,802	51,272
Operating income (loss) from continuing operations	(16,053)	(16,756)
Other income (expense), net	170	169
Income (loss) before income taxes and discontinued operations	(15,883)	(16,587)
Income tax (expense) benefit	(58)	102
Net income (loss) from continuing operations	(15,941)	(16,485)
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $0 and $(171) for fiscal years 2017 and 2016, respectively	—	273
Net income (loss)	$(15,941)	$(16,212)
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.26)	$(0.27)
Basic net income (loss) from discontinued operations	—	—
Basic net income (loss) per share	$(0.26)	$(0.27)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.26)	$(0.27)
Diluted net income (loss) from discontinued operations	—	—
Diluted net income (loss) per share	$(0.26)	$(0.27)
Weighted-average number of shares outstanding:
Basic	61,376	60,786
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(1)	—	—
Diluted	61,376	60,786
(1) The Company has 4.7 million and 3.7 million shares represented by common stock equivalents for the twelve months ended March 31, 2017 and 2016, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2017	2016
Net income (loss)	$(15,941)	$(16,212)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—
Total other comprehensive income (loss)	—	—
Total comprehensive income (loss)	$(15,941)	$(16,212)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2015	$468	$139	$413,026	$608	$(297,436)	$(35,066)	$81,739
Cumulative adjustment adoption ASU 2016-09 (1)	—	—	87	—	(87)	—	—
Net income (loss)	—	—	—	—	(16,212)	—	(16,212)
Common stock issued	4	—	(4)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(108)	(108)
Stock-based compensation	—	—	1,265	—	—	—	1,265
Balance, March 31, 2016	$472	$139	$414,374	$608	$(313,735)	$(35,174)	$66,684
Net income (loss)	—	—	—	—	(15,941)	—	(15,941)
Common stock issued	11	—	(11)	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(161)	(163)
Stock-based compensation	—	—	1,594	—	—	—	1,594
Balance, March 31, 2017	$481	$139	$415,957	$608	$(329,676)	$(35,335)	$52,174

(1) See Note 2 and Note 8 for discussion of our adoption of ASU 2016-09 (as defined in Note 2).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(15,941)	$(16,212)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,144	7,098
Long-lived assets impairment	1,181	—
Stock-based compensation	1,594	1,265
Exchange rate loss (gain)	2	(38)
Loss (gain) on sale of fixed assets	27	14
Restructuring	3,155	748
Deferred taxes	(10)	(36)
Changes in assets and liabilities:
Accounts receivable	4,281	(4,476)
Inventories	987	2,707
Prepaid expenses and other current assets	491	1,385
Other assets	24	75
Deferred revenue	624	(329)
Accounts payable and accrued expenses	(8,320)	660
Accrued compensation	(1,250)	1,532
Net cash provided by (used in) operating activities	(7,011)	(5,607)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	12,621	18,159
Maturities of other short-term investments	—	7,912
Purchases of held-to maturity short-term debt securities	(2,066)	(12,720)
Purchases of property and equipment	(596)	(1,932)
Proceeds from sale of assets	—	264
Net cash provided by (used in) investing activities	9,959	11,683
Cash flows from financing activities:
Purchases of treasury stock	(163)	(108)
Payment of contingent consideration	(175)	(808)
Net cash provided by (used in) financing activities	(338)	(916)
Gain (loss) of exchange rate changes on cash	(1)	(17)
Net increase (decrease) in cash and cash equivalents	2,609	5,143
Cash and cash equivalents, beginning of period	19,169	14,026
Cash and cash equivalents, end of period	$21,778	$19,169
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$(108)	$60
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
Discontinued Operations
On December 31, 2011, the Company sold its wholly owned subsidiary, Conference Plus, Inc. (CPI) to Arkadin. In fiscal year 2016, the Company reversed the remaining contingency reserve related to potential indemnity claims that resulted in $0.4 million of pre-tax income from discontinued operations.
The Consolidated Statements of Cash Flows include discontinued operations.
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
Reclassification
Certain amounts in the Consolidated Statement of Operations for prior periods have been reclassified to separately report product and service revenue. Additionally, as reported in Note 9 in order to provide information that is comparable year to year, fiscal year 2016 segment information has been restated to reflect the new reporting structure. These reclassifications had no impact on previously reported amounts for total stockholders' equity or net income (loss).
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, and trade receivables. The Company currently invests its excess cash in government money market funds. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000.
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
The components of inventories are as follows:

	March 31,
(in thousands)	2017	2016
Raw materials	$3,871	$6,174
Work-in-process	—	237
Finished goods	8,640	7,087
Total inventories	$12,511	$13,498
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets generally consist of prepaid product royalty, prepaid maintenance agreements and prepaid rent, which are amortized as expense generally over the term of the underlying contract or estimated product life.
Land, Property and Equipment
Land, property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the remaining lease term or the estimated useful life. The estimated useful lives for machinery and equipment range from 5 to 7 years and for office, computer and research equipment from 2 to 5 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized.
Depreciation and amortization expense from continuing operations was $1.4 million and $1.5 million for fiscal years 2017 and 2016, respectively. In accordance with ASC Topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with an acquisition and sold 4 acres in April 2015 for $264,000. The remaining 12 acres of land remains on the market. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2017 and 2016.
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spans all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. As a result, the Company recognized a $1.2 million impairment charge on fixed assets related to the ClearLink DAS, which were associated with the IBW segment. No impairment losses were recorded in fiscal year 2016.

The components of fixed assets are as follows:

	March 31,
(in thousands)	2017	2016
Land	$672	$672
Machinery and equipment	1,698	2,106
Office, computer and research equipment	6,012	6,761
Leasehold improvements	7,680	7,659
Land, property and equipment, gross	$16,062	$17,198
Less accumulated depreciation and amortization	(14,078)	(13,221)
Land, property and equipment, net	$1,984	$3,977
Other Intangibles
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
The Company determined there were triggering events and performed quantitative analysis of intangibles in fiscal year 2017. See Note 4, Intangible Assets for further discussion of intangible evaluations.
Accrued Expenses
The components of accrued expenses are as follows:

	March 31,
(in thousands)	2017	2016
Accrued compensation	$1,256	$2,506
Accrued contractual obligation	1,445	1,445
Contingent consideration	—	311
Other accrued expenses	1,572	1,981
Total accrued expenses	$4,273	$6,243
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

•	The threshold to qualify for equity classification for an award permits withholding of up to the maximum statutory tax rates in the applicable jurisdictions instead of the minimum statutory tax rates.

•	The Company made the policy election to recognize forfeitures as they occur, which resulted in a cumulative-effect adjustment to beginning retained earnings of $87,000 .
See Note 8 for further discussion of the Company’s stock-based compensation plans.
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC 820. ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 12 for further discussion of the Company’s fair value measurements.
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
Recently Issued and Newly Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2017-09 will have on the Company's Consolidated Financial Statements.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no significant effect on its Consolidated Financial Statements or related disclosures.
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
The Company will commence our assessment of ASU 2014-09 during the first quarter of fiscal year 2018 and develop a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and related disclosures.

Note 3. Income Taxes:
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
The income tax expense (benefit) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2017	2016
Federal:
Current	$—	$—
Deferred	(1)	(142)
	(1)	(142)
State:
Current	44	135
Deferred	1	(28)
	45	107
Foreign:
Current	24	(32)
Deferred	(10)	(35)
	14	(67)
Total	$58	$(102)
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2017	2016
Statutory federal income tax rate	34.0%	34.0%
Meals and entertainment	(0.3)	(0.4)
State income tax, net of federal tax effect	3.5	2.3
Valuation allowance	(34.7)	(32.3)
Deferred tax adjustments	(0.4)	—
Foreign tax credit	0.2	(0.1)
Equity compensation	(2.5)	(2.9)
Other	(0.2)	—
Effective income tax rate	(0.4)%	0.6%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2017	2016
Deferred income tax assets:
Allowance for doubtful accounts	$34	$19
Alternative minimum tax credit carryforward	697	697
Foreign tax credit carryforward	845	821
Depreciation	1,257	1,146
Deferred revenue	1,316	1,092
Accrued compensation	726	1,130
Inventory reserves	3,303	3,804
Accrued warranty	150	168
Net operating loss carryforward	46,156	41,103
Accrued restructuring	469	701
Other	940	1,075
Gross deferred tax assets	55,893	51,756
Valuation allowance	(52,190)	(46,683)
Net deferred income tax assets	3,703	5,073
Deferred income tax liabilities:
Intangibles and goodwill	(3,703)	(5,083)
Net deferred income tax liabilities	$—	$(10)
Net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	March 31,
(in thousands)	2017	2016
Deferred income tax assets	$—	$—
Deferred income tax liability	—	(10)
Net deferred income tax liabilities	$—	$(10)
In fiscal years 2017 and 2016, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance increased by $5.5 million in fiscal year 2017. The Company recorded an income tax expense from continuing operations of $58,000 in fiscal year 2017. In fiscal year 2016, the Company recorded an income tax benefit from continuing operations of $102,000, that resulted from foreign tax and state tax based on gross margin.
The Company has, on a tax-effected basis, approximately $1.5 million in tax credit carryforwards and $39.3 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. The federal net operating loss carryforwards begin to expire in fiscal year 2023. State net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $6.8 million. The remaining state net operating loss carry forwards begin to expire in fiscal year 2018. In fiscal year 2017, $27,000 of state net operating loss carryforwards expired.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2016 and 2017 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2015	$2,962
Additions based on positions related to fiscal year 2016	—
Unrecognized tax benefits at March 31, 2016	2,962
Additions based on positions related to fiscal year 2017	—
Unrecognized tax benefits at March 31, 2017	$2,962
If the unrecognized tax benefit balances at March 31, 2017 and 2016, were recognized, it would affect the effective tax rate.

The Company recognized interest and penalties of $2,000 as a component of income tax expense in both fiscal years 2017 and 2016. As of March 31, 2017 and 2016, accrued interest and penalties were $11,200 and $9,800, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2013	-	2016
U.S. States	2012	-	2016
Foreign	2012	-	2016
Since net operating loss carryovers are subject to audit based on the year in which they are utilized, all of the Company’s net operating losses generated in the past are open to adjustment to the Internal Revenue Service or state tax authorities (some states have shorter carryover periods).
Note 4. Intangible Assets:
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
In fiscal year 2016, there were indications of impairment in the CNS segment due to declining revenue from legacy Noran Tel products; therefore, the Company reviewed finite-lived assets for impairment. The review resulted in no impairment in fiscal year 2016.
In fiscal year 2017, as a result of the Company reorganizing its reporting structure in the first quarter of fiscal year 2017, the Company reassigned assets and liabilities to reporting units. During each quarter of fiscal year 2017, the Company experienced triggering events that resulted in the Company testing its intangible assets for impairment.  In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their carrying value, the Company assessed all relevant events and circumstances and determined that, due to the overall financial performance of the Company and recent change in reporting structure, indicators of impairment were present.
The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the fiscal year ended March 31, 2017, for the IBW and ISMS the reporting units. During the third quarter of fiscal year 2017, CNS revenue declined more than previously forecasted. As a result, the CNS reporting unit did not pass the recoverability test; therefore, the Company completed the second step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. As a result of that impairment evaluation, the Company concluded that the customer list acquired from the previous ANTONE acquisition for its TMA products was impaired and recorded an impairment charge of $31,000 during the quarter ended December 31, 2016, to reduce the value of the asset to $0.1 million, which will be amortized over the remaining useful life of 1.5 years. The impairment loss is presented on the Statement of Operations as Intangible amortization.

The following table presents details of the Company’s intangibles from historical acquisitions:

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	24,867	(13,547)	11,320	24,867	(10,926)	13,941
Product technology	45,234	(41,431)	3,803	45,234	(39,455)	5,779
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,848	(1,347)	501	1,848	(1,180)	668
Total finite-lived intangible assets, net	$73,989	$(58,365)	$15,624	$73,989	$(53,601)	$20,388
The finite-lived intangibles are being amortized over periods of two to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations was $4.8 million and $5.6 million in fiscal years 2017 and 2016. The following is the expected future amortization by fiscal year:

(in thousands)	2018	2019	2020	2021	2022	Thereafter
Intangible amortization expense	$4,189	$3,434	$2,548	$2,201	$1,866	$1,386
Note 5. Commitments and Contingencies:
Obligations
The Company leases a corporate facility in Aurora, Illinois. This location houses corporate administration, sales, marketing and the CNS segment product distribution, engineering and manufacturing pursuant to a lease that originated in 1997 and runs through September 2017. The rental payments are currently $2.1 million a year. In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC Topic 840, Leases (ASC 840), the Company recorded a long-term deferred lease liability of $4,000 and $107,000 presented in other long-term liabilities and a short-term deferred lease liability of $103,000 and $182,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2017 and 2016, respectively, to account for the straight-line impact on the rental payments. During the fourth quarter of fiscal year 2017, the Company executed a new three-year lease beginning in October 2017 for a portion of our current Aurora, Illinois headquarters facility.
The CNS segment leased an engineering office, located in Regina, Canada, which was terminated on March 31, 2016. The ISMS segment leases an engineering and service center in Dublin, Ohio, which runs through 2019. The IBW segment leases a manufacturing and distribution center and an office in Manchester, New Hampshire. The IBW segment leases runs through 2018. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $1.2 million and $1.8 million for fiscal years 2017 and 2016, respectively. In fiscal years 2017 and 2016, rent expense was offset by $0.2 million and $0.1 million of sublease income, respectively. In fiscal years 2017 and 2016, $1.5 million and $1.1 million of lease payments reduced accrued reorganization, respectively.
Future minimum lease obligations as of March 31, 2017 consisted of the following:

	Payments due by fiscal year
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum lease payments for operating leases	1,333	845	734	342	—	—	3,254
A reserve for a net loss on firm purchase commitments of $146,000 and $388,000 is recorded on the balance sheet as Accrued expenses as of March 31, 2017 and 2016, respectively.

Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2017 and March 31, 2016, the Company has not recorded any contingent liability attributable to existing litigation.
As of March 31, 2015, the Company had total contingency reserves of $0.4 million related to the discontinued operations of ConferencePlus, which was sold in fiscal year 2012. In fiscal year 2016, the contingency reserve associated with the sale of CPI was removed when the indemnity period expired and resulted in a pre-tax gain of $0.4 million, which is presented in Income from discontinued operations. See Note 1, Basis of Presentation.
As of March 31, 2016, the Company had contingent cash consideration payable related to an acquisition. The fair value of the contingent consideration liability after offsetting a working capital adjustment and an indemnification claim for warranty obligations was $0.3 million. As of March 31, 2017, the contingent liability was paid in full. The contingent consideration was based upon the profitability of the acquired products for post-closing periods through June 30, 2016, and was offset by working capital adjustments and other indemnification claims. The maximum earn-out that could have been paid before offsets was $3.5 million. The final calculation performed during the quarter ended June 30, 2016, determined the actual cash payment for the contingent consideration to be $2.1 million. In fiscal years 2017 and 2016, the Company made contingent consideration payments of $0.2 million and $0.8 million, respectively. See Note 12.
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which no estimate of possible losses can currently be made.  A significant customer is a defendant in a patent infringement claim and is asserting possible indemnity rights under contracts with the Company.  The customer is considering settlement and may seek to recover from the Company a  share of the potential settlement and defense costs.  The Company has not made an assessment of the merits of the underlying asserted infringement claims or been involved an any settlement discussions  and has responded by asking for additional information, which had not been received and therefore management is currently unable to estimate any losses.
Note 6. Product Warranties:
The Company’s products carry a limited warranty ranging from one to seven years for the product with in the CNS segment, typically one year for products within the ISMS segment and from one to five years for the products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $163,000 and $229,000 as of March 31, 2017 and 2016, respectively, and are presented on the Consolidated Balance Sheets as accrued expenses. The long-term portions of the warranty reserve were $232,000 and $207,000 as of March 31, 2017 and 2016, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2017	2016
Total product warranty reserve, beginning of period	$436	$505
Warranty expense	122	235
Utilization	(163)	(304)
Total product warranty reserve, end of period	$395	$436

Note 7. Capital Stock and Stock Restriction Agreements:
Reverse Stock Split
In March 2017, the Company’s Board of Directors approved a proposal for a reverse stock split at the ratio of 1-for-4 of the Company’s Class A and Class B, respectively, Common Stock. This proposal is being submitted to the stockholders for approval at a special meeting of stockholders scheduled to be held on May 30, 2017. All share numbers and stock prices reflected in this filing are on a pre-split basis and do not reflect the proposed reverse stock split.
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
Share Repurchase Programs
On August 29, 2011, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $20.0 million of its outstanding Class A Common Stock (the August 2011 authorization). In fiscal years 2017 and 2016, there were no repurchases under the August 2011 authorization. As of March 31, 2017, there was approximately $0.1 million remaining for additional share repurchases under this authorization. See Note 16, Subsequent Event.
In fiscal years 2017 and 2016, the Company repurchased from employees 201,643 shares and 93,903 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $0.81 and $1.16, respectively.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2017, a total of 13,937,150 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 12, 2017, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 49.8% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs. Penny, Foskett and McDonough, as trustees of the Voting Trust and other trusts, control 53.8% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2016 and 2017:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury Shares
Total shares outstanding, March 31, 2015	46,839	13,937	(17,467)
Purchases of Treasury Stock	(94)	—	(94)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	440	—	—
Total shares outstanding, March 31, 2016	47,185	13,937	(17,561)
Purchases of Treasury Stock	(201)	—	(201)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	1,076	—	—
Total shares outstanding, March 31, 2017	48,060	13,937	(17,762)
In April 2017, the Compensation Committee granted 1.8 million restricted stock units (RSUs) to executives and other employees pursuant to the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (see Note 8).

Note 8. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2015 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the foregoing Share limit. There are a total of 5,442,953 shares available for issuance under the 2015 Plan as of March 31, 2017. The stock options, restricted stock awards, and RSUs awarded granted under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. PSUs earned vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. During the quarter ended March 31, 2016, the Company completed the early adoption of ASU 2016-09 described in Note 2, and made the policy election to account for forfeitures as they occur. The Company issues new shares of stock for awards under the 2015 Plan.
Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2017	2016
Cost (benefit) of revenue	$34	$(5)
Sales and marketing	482	221
Research and development	163	310
General and administrative	915	739
Stock-based compensation	1,594	1,265
Income tax benefit	—	—
Total stock-based compensation, after taxes	$1,594	$1,265
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
The Company recorded expense of $0.3 million and $0.2 million the fiscal year ended March 31, 2017 and 2016, respectively, related to stock options. There were no options exercised in fiscal years 2017 and 2016.

Option activity for the fiscal year ended March 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2016	1,847,500	$1.42
Granted	1,512,250	$1.06
Exercised	—	$—
Forfeited	(1,391,876)	$1.19
Expired	(518,292)	$1.52
Outstanding on March 31, 2017	1,449,582	$1.22	5.4	$39
Exercisable on March 31, 2017	302,955	$1.81	3.7	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2017, there was $0.3 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2017	2016
Input assumptions:
Expected volatility	50%	48%
Risk-free interest rate	1.1%	1.3%
Expected life	4 years	4 years
Expected dividend yield	0%	0%
Output weighted-average grant date fair value	$0.42	$0.46
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2017 and 2016, non-employee directors received grants of 115,000 and 110,000 shares with a weighted-average grant date fair value of $0.60 and $1.18, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	217,500	$2.07
Granted	115,000	$0.60
Vested	(195,000)	$1.94
Forfeited	—	$0.00
Non-vested as of March 31, 2017	137,500	$1.03
The Company recorded $0.0 million and $0.2 million of expense in the fiscal years ended March 31, 2017 and 2016, respectively, related to restricted stock. As of March 31, 2017, there was $0.1 million of pre-tax unrecognized compensation expense, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.7 years. The total intrinsic fair value of shares vested was $0.1 million during the both the fiscal years ended March 31, 2017 and 2016.
Restricted Stock Units (RSUs)
In fiscal years 2017 and 2016, there were 1,881,505 and 1,502,500 shares with a weighted-average grant date fair value of $0.99 and $1.21, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.

The Company recorded stock-based compensation expense of $1.1 million and $0.9 million for RSUs in fiscal years 2017 and 2016, respectively. As of March 31, 2017, there was approximately $1.2 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic fair value of RSUs vested during the fiscal years ended March 31, 2017 and 2016, was $0.5 million and $0.3 million, respectively.
The following table sets forth the RSUs activity for the fiscal year ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	1,843,375	$1.59
Granted	1,881,505	$0.99
Vested	(725,377)	$1.64
Forfeited	(1,503,959)	$1.29
Non-vested as of March 31, 2017	1,495,544	$1.12
Performance-based RSUs (PSUs)
During fiscal year 2017, 225,000 and 262,324 PSUs were granted to the Interim Chief Executive Officer (CEO) and other key employees, respectively. The PSUs granted to the CEO contained vesting criteria based upon achievement of certain performance goals (either by reducing quarterly operating expenses in the third or fourth quarter to a certain level or achieving profitability in the third or fourth quarter on a non-GAAP basis) tied to the cost savings plan approved by the Board and the PSUs granted to employees had similar targets but required meeting such performance targets in both the third and fourth quarters. In the fourth quarter, the Compensation Committee reviewed the financial results for the third quarter determined that all 225,000 PSUs issued to the CEO met the performance standard and vested during the fourth quarter in fiscal year 2017. The PSUs granted to key employees have also been earned based upon the achievement of the performance goals, but have a continued employment provision and will vest one year from the grant date. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
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
In fiscal year 2015, certain executives were granted a total of 217,500 PSUs at target. The performance targets in fiscal years 2017, 2016 and 2015 for the fiscal year 2015 grants were not achieved and therefore no shares were earned in the first three measurement periods.
In fiscal year 2014, certain executives were granted a total of 285,000 PSUs at target. The performance in fiscal year 2014 measured against the first performance target resulted in the executives earning 94% of the PSUs. The targets in the remaining three performance measurement period in fiscal years 2015, 2016 and 2017, were not achieved and therefore no additional PSUs were earned in those periods.
The Company recorded stock-based compensation expense of $0.2 million and $0.0 million for PSUs in fiscal years 2017 and 2016, respectively. As of March 31, 2017, there was approximately $75,000 of pre-tax unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 0.6 years. The total intrinsic fair value of PSUs vested during fiscal years 2017 and 2016 was $197,000 and $31,000, respectively.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2016	64,075	$3.29
Granted	487,324	$0.48
Vested	(236,713)	$0.59
Forfeited	(10,472)	$3.43
Non-vested as of March 31, 2017	304,214	$0.89

Note 9. Segment and Related Information:
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. In the first quarter of fiscal year 2017, the Company re-aligned the business and revised its segments into three reportable operating segments. The CODM continues to evaluate segment profit on gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies. In order to provide information that is comparable year to year, fiscal year 2016 segment information has been restated to reflect the new reporting structure.
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions, which were formerly part of the Communications Solutions Group (CSG) segment, include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support agreement services (i.e., maintenance) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions, which were also formerly part of the CSG segment, include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the fiscal years ended March 31, 2017 and 2016, is set forth below:

	Fiscal Year Ended March 31, 2017
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$25,933		$19,321	$17,711	$62,965
Gross profit	8,671		9,778	5,300	23,749
Gross margin	33.4%	(1)	50.6%	29.9%	37.7%
Research and development	6,738		3,955	1,674	12,367
Segment profit	$1,933		$5,823	$3,626	11,382
Operating expenses:
Sales and marketing					10,344
General and administrative					7,991
Intangible amortization					4,764
Restructuring					3,155
Long-lived assets impairment					1,181
Operating income (loss) from continuing operations					(16,053)
Other income (expense), net					170
Income tax (expense) benefit					(58)
Net income (loss) from continuing operations					$(15,941)

	Fiscal Year Ended March 31, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$34,407		$21,783	$32,013	$88,203
Gross profit	13,944		11,122	9,450	34,516
Gross margin	40.5%		51.1%	29.5%	39.1%
Research and development	11,059		5,417	2,841	19,317
Segment profit	$2,885		$5,705	$6,609	15,199
Operating expenses:
Sales and marketing					15,817
General and administrative					9,836
Intangible amortization					5,554
Restructuring					748
Long-lived assets impairment					—
Operating income (loss) from continuing operations					(16,756)
Other income (expense), net					169
Income tax (expense) benefit					102
Net income (loss) from continuing operations					$(16,485)
(1) The fiscal year ended March 31, 2017, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 10, Restructuring Charges.
Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2017and 2016. More than 90% of the Company's long-lived assets are located in the United States.

Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2017	2016
Verizon	21.9%	23.1%
AT&T	16.3%	11.1%
American Tower	10.0%	9.5%
Verizon, AT&T and American Tower are customers of all reporting segments.
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2017	2016
Verizon	19.0%	32.8%
AT&T	22.4%	12.8%
T-Mobile	13.3%	2.6%
Note 10. Restructuring Charges:
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spans all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In addition to the restructuring expense, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory was recorded in the twelve months ended March 31, 2017, associated with the IBW segment.
In the fourth quarter of fiscal year 2016, the Company approved a plan to restructure its business, including reduction of headcount and lease termination costs related to the design center in Canada, to bring operating costs and expenses in-line with anticipated business volumes (the 2016 restructuring). The 2016 restructuring was completed during the fourth quarter of fiscal year 2016 during which the Company recognized a restructuring expense of $0.7 million. All of the 2016 restructuring costs have been paid as of March 31, 2017.
In the fourth quarter of fiscal year 2015, the Company approved a plan to restructure its business, including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was completed during the fourth quarter of fiscal year 2015. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, including a non-cash charge of $2.7 million in other associated costs related to a loss on a lease (the 2015 restructuring).
As of March 31, 2017, $1.2 million and $0.1 million of the reorganization costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Consolidated Balance Sheets presented in Accrued restructuring and Accrued restructuring non-current, respectively. As of March 31, 2016, $1.5 million and $0.6 million of the restructuring costs, primarily related to the office space are unpaid and accrued on the Consolidated Balance Sheets presented in Accrued restructuring and Accrued restructuring non-current, respectively. The restructuring costs are expected to be paid by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease.
Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2016	$441	$1,646	$2,087
Charged	1,326	1,829	3,155
Payments	(1,767)	(2,241)	(4,008)
Liability at March 31, 2017	$—	$1,234	$1,234

Total fiscal year 2016 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2015	$15	$2,788	$2,803
Charged	674	74	748
Unrealized foreign currency exchange rate (gain) loss	15	—	15
Payments	(263)	(1,216)	(1,479)
Liability at March 31, 2016	$441	$1,646	$2,087
Note 11. Short-term Investments:
As of March 31, 2016, the Company had short-term investments of $10.6 million which include pre-refunded municipal bonds are classified as held-to-maturity and are carried at amortized cost. There were no short-term investments as of March 31, 2017, as they were all converted to cash equivalents. The Company did not sell any of the investments held as of March 31, 2016, prior to maturity.
Note 12. Fair Value Measurements:
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

The Company’s money market funds are measured using Level 1 inputs. The contingent consideration described in Note 5 is measured using Level 3 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,162	$17,162	$—	$—	Cash and cash equivalents
The following table presents available-for-sale securities and non-financial liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2016:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$10,043	$10,043	—	—	Cash and cash equivalents
Liabilities:
Contingent consideration, current	$311	—	—	311	Accrued expenses
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.

In connection with an acquisition in the quarter ended June 30, 2012, payment of a portion of the purchase price was contingent upon the profitability of the acquired products for post-closing periods through June 30, 2016, and was offset by working capital adjustments and certain indemnification claims. The Company estimated the fair value of contingent consideration as the present value of the expected payments over the term of the arrangement based on financial forecasts of future profitability of the acquired products and reaching the forecast. The final calculation performed during the quarter ended June 30, 2016, determined the actual cash payment for the contingent consideration to be $2.1 million, which was paid in full as of September 30, 2016.
The fair value measurement of contingent consideration as of June 30, 2016, the final measurement date, and March 31, 2016, encompasses the following significant unobservable inputs:

	Unobservable Inputs for Period Ended
	June 30,	March 31,
($ in thousands)	2016	2016
Estimated earn-out contingent consideration	$2,832	$2,968
Working capital and other adjustment	$(444)	$(444)
Indemnification related to warranty claims	$(303)	$(303)
Discount rate	0.0%	0.0%
Approximate timing of cash flows	0.1 years	0.4 years
The following table summarizes contingent consideration activity:

	Fiscal Year Ended March 31,
(in thousands)	2017	2016
Contingent consideration balance, beginning of period	$311	$1,584
Contingent consideration – payments	(175)	(808)
Contingent consideration – change in fair value (included in General and administrative expense)	(136)	(465)
Contingent consideration balance, end of period	$—	$311
Note 13. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC Topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2017 and March 31, 2016, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within Other assets.
The Company's revenue to AKA for fiscal years 2017 and 2016 was $2.6 million and $3.2 million, respectively. Accounts receivable from AKA is $0.5 million and $0.6 million and deferred revenue relating to maintenance contracts is $2.8 million and $1.7 million as of March 31, 2017 and March 31, 2016, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 14. Benefit Plans:
The Company sponsors a 401(k) benefit plan (the Westell Plan), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In January 2014, the Company established the matching contribution percentage made by the Company of 50% of participants' contributions, up to 4%. In October 2016, the Company established a prospective maximum employer match of $500 per calendar year. Matching contribution expense in fiscal years 2017 and 2016 was approximately $0.2 million and $0.4 million, respectively.

Note 15. Related Party Transactions:
Scott Goodrich, the Company's former President of In-Building Wireless owned 13% of the common stock of XMA Corporation (XMA) while working at Westell. The Company purchased $0.1 million of raw material components from XMA in fiscal year 2016, while Mr. Goodrich was an employee of the Company.
Note 16. Subsequent Event:
Subsequent to the end of fiscal year 2017, in May 2017, the Board of Directors authorized a new stock repurchase program of up to $2.0 million of Class A Common Stock.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2017
Accounts receivable allowances	$53	$39		$(2)	(1)	$90
Reserve for excess and obsolete inventory and net realizable value	9,576	822		(1,940)	(2)	8,458
Deferred tax assets valuation allowance	46,683	5,507	(3)	—		52,190
Reserve for returns	155	399		(472)		82
2016
Accounts receivable allowances	$53	$168		$(168)	(1)	$53
Reserve for excess and obsolete inventory and net realizable value	9,047	621		(92)	(2)	9,576
Deferred tax assets valuation allowance	39,667	7,016	(3)	—		46,683
Reserve for returns	355	572		(772)		155

(1)	Accounts written off, including early pay discounts, net of recoveries.

(2)	Inventory loss charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets and, in fiscal year 2016, the impact of the early adoption of ASU 2016-09.