Form 10-Q
period 2017-06-30
WESTELL TECHNOLOGIES INC
filed 2017-08-11
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 28, 2017:
Class A Common Stock, $0.01 Par Value – 12,004,975 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2017, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are the Company's trademarks: ClearLink®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$23,688	$21,778
Accounts receivable (net of allowance of $90 and $90 at June 30, 2017, and March 31, 2017, respectively)	10,337	12,075
Inventories	12,190	12,511
Prepaid expenses and other current assets	1,181	1,409
Total current assets	47,396	47,773
Land, property and equipment, gross	16,190	16,062
Less accumulated depreciation and amortization	(14,280)	(14,078)
Land, property and equipment, net	1,910	1,984
Intangible assets, net	14,576	15,624
Other non-current assets	153	160
Total assets	$64,035	$65,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,027	$4,163
Accrued expenses	3,678	4,273
Accrued restructuring	738	1,171
Deferred revenue	1,776	2,359
Total current liabilities	11,219	11,966
Deferred revenue non-current	1,008	1,102
Net deferred income tax liability	7	—
Accrued restructuring non-current	15	63
Other non-current liabilities	228	236
Total liabilities	12,477	13,367
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 11,950,058 and 12,015,043(1) shares at June 30, 2017, and March 31, 2017, respectively	120	120	(1)
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287(1) shares at both June 30, 2017, and March 31, 2017	35	35	(1)
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	416,751	416,422	(1)
Treasury stock at cost – 4,566,037 and 4,440,600(1) shares at June 30, 2017, and March 31, 2017, respectively	(35,708)	(35,335)
Cumulative translation adjustment	608	608
Accumulated deficit	(330,248)	(329,676)
Total stockholders’ equity	51,558	52,174
Total liabilities and stockholders’ equity	$64,035	$65,541

(1) All common stock (except authorized shares), equity, share and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split which was effective June 7, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2017	2016
Revenue
Products	$15,545	$13,613
Services	1,029	1,203
Total revenue	$16,574	$14,816
Cost of revenue
Products	9,424	9,601	(1)
Services	383	650
Total cost of revenue	9,807	10,251	(1)
Gross profit	6,767	4,565	(1)
Operating expenses
Research and development	2,276	4,277
Sales and marketing	2,336	3,381
General and administrative	1,711	2,345
Intangible amortization	1,047	1,200
Restructuring	—	(36)
Long-lived assets impairment	—	1,181
Total operating expenses	7,370	12,348
Operating profit (loss)	(603)	(7,783)
Other income (expense), net	43	17
Income (loss) before income taxes	(560)	(7,766)
Income tax benefit (expense)	(12)	(2)
Net income (loss) (2)	$(572)	$(7,768)
Net income (loss) per share:
Basic	$(0.04)	$(0.51)	(3)
Diluted	$(0.04)	$(0.51)	(3)
Weighted-average number of common shares outstanding:
Basic	15,481	15,254	(3)
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—
Diluted	15,481	15,254	(3)

(1) The three months ended June 30, 2016, includes $1.4 million of E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) All common stock (except authorized shares), equity, share and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split which was effective June 7, 2017.
(4) The Company had 1.1 million shares represented by common stock equivalents for the three months ended June 30, 2017, and 1.5 million shares represented by common stock equivalents for the three months ended June 30, 2016, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2017 (1)	$120	$35	$416,422	$608	$(329,676)	$(35,335)	$52,174
Net income (loss)	—	—	—	—	(572)	—	(572)
Common stock issued	1	—	(1)	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	(373)	(374)
Stock-based compensation	—	—	330	—	—	—	330
Balance, June 30, 2017	$120	$35	$416,751	$608	$(330,248)	$(35,708)	$51,558

(1) All common stock (except authorized shares), equity, share and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split which was effective June 7, 2017.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(572)	$(7,768)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,277	1,585
Long-lived assets impairment	—	1,181
Stock-based compensation	330	406
Restructuring	—	(36)
Deferred taxes	7	2
Exchange rate loss (gain)	(4)	6
Changes in assets and liabilities:
Accounts receivable	1,748	5,470
Inventories	321	(234)
Prepaid expenses and other current assets	228	120
Other assets	7	8
Deferred revenue	(677)	(448)
Accounts payable and accrued expenses	187	(3,184)
Accrued compensation	(407)	(960)
Net cash provided by (used in) operating activities	2,445	(3,852)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	—	2,530
Purchases of held-to-maturity short-term debt securities	—	(2,065)
Purchases of property and equipment	(155)	(396)
Net cash provided by (used in) investing activities	(155)	69
Cash flows from financing activities:
Purchases of treasury stock	(374)	(84)
Payment of contingent consideration	—	(127)
Net cash provided by (used in) financing activities	(374)	(211)
Gain (loss) of exchange rate changes on cash	(6)	3
Net increase (decrease) in cash and cash equivalents	1,910	(3,991)
Cash and cash equivalents, beginning of period	21,778	19,169
Cash and cash equivalents, end of period	$23,688	$15,178
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Reverse Stock Split

All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-four reverse stock split which was effective June 7, 2017.
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products, which are sold primarily to major telephone companies. Noran Tel, Inc. is a wholly owned subsidiary of Westell, Inc. Noran Tel's operations focus on power distribution product development.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2017, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2018.
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
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The Company adopted ASU 2015-11 on April 1, 2017. The adoption of this ASU did not have a material impact to the Company's Consolidated Financial Statements or related disclosures.
In the fourth quarter of fiscal year 2017, the Company adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. For each annual and interim reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The adoption of ASU 2014-15 had no significant effect on its Consolidated Financial Statements or related disclosures as of June 30, 2017.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2019, and the Company is currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on the Company's Consolidated Financial Statements.

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
The Company has commenced the assessment of ASU 2014-09 during the first quarter of fiscal year 2018 and is in the process of developing a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on the Company's Consolidated Financial Statements and related disclosures.
Note 2. Restructuring Charges
Due to a change in estimate, the Company recorded a restructuring credit of $36,000 in the three months ended June 30, 2016. There were no restructuring expenses recorded during the three months ended June 30, 2017.
In the second quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In the three months ended June 30, 2016, a $1.2 million impairment charge of fixed assets and $1.4 million of E&O expense for ClearLink DAS inventory and pipeline inventory, associated with the IBW segment was recognized. The planned restructuring was substantially completed by March 31, 2017.
In the fourth quarter of fiscal year 2015, the Company approved a restructuring plan (the 2015 restructuring), including reduction of headcount and consolidation of office space within the Aurora headquarters facility, with the intent to optimize operations. The restructuring was completed during the fourth quarter of fiscal year 2015. The Company recognized a restructuring expense of $3.2 million in the three months ended March 31, 2015, inclusive of a non-cash charge of $2.7 million in other associated costs related to a loss on a lease.
As of June 30, 2017, $0.7 million and $15,000 of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. As of March 31, 2017, $1.2 million and $63,000 of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in accrued restructuring and accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease.
Total liability for restructuring charges and their utilization for the three months ended June 30, 2017, and June 30, 2016, are summarized as follows:

	Three months ended June 30, 2017			Three months ended June 30, 2016
(in thousands)	Employee-related	Other costs	Total	Employee-related	Other costs	Total
Liability at beginning of period	$—	$1,234	$1,234	$441	$1,646	$2,087
Charged	—	—	—	2	(38)	(36)
Paid	—	(481)	(481)	(434)	(256)	(690)
Liability at end of period	$—	$753	$753	$9	$1,352	$1,361
Note 3. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM continues to define segment profit as gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2017.
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
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support agreement services (i.e., maintenance) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the three months ended June 30, 2017, and 2016, is set forth below:

	Three months ended June 30, 2017
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$6,956		$4,130	$5,488	$16,574
Cost of revenue	3,942		2,004	3,861	9,807
Gross profit	3,014		2,126	1,627	6,767
Gross margin	43.3%		51.5%	29.6%	40.8%
Research and development	1,463		565	248	2,276
Segment profit	$1,551		$1,561	$1,379	4,491
Operating expenses:
Sales and marketing					2,336
General and administrative					1,711
Intangible amortization					1,047
Restructuring					—
Long-lived assets impairment					—
Operating profit (loss)					(603)
Other income (expense), net					43
Income tax benefit (expense)					(12)
Net income (loss)					$(572)

	Three months ended June 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$6,121		$4,139	$4,556	$14,816
Cost of revenue	5,127	(1)	2,120	3,004	10,251	(1)
Gross profit	994	(1)	2,019	1,552	4,565	(1)
Gross margin	16.2%	(1)	48.8%	34.1%	30.8%	(1)
Research and development	2,364		1,294	619	4,277
Segment profit (loss)	$(1,370)		$725	$933	288
Operating expenses:
Sales and marketing					3,381
General and administrative					2,345
Intangible amortization					1,200
Restructuring					(36)
Long-lived assets impairment					1,181
Operating profit (loss)					(7,783)
Other income (expense), net					17
Income tax benefit (expense)					(2)
Net income (loss) from continuing operations					$(7,768)

(1) The three months ended June 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2, Restructuring Charges.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2017	March 31, 2017
Raw materials	$4,181	$3,871
Work-in-process	—	—
Finished goods	8,009	8,640
Total inventories	$12,190	$12,511
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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three months ended June 30, 2017, and 2016:

	Three months ended June 30,
(in thousands)	2017	2016
Stock-based compensation expense	$330	$406
Income tax benefit	—	—
Total stock-based compensation expense, after taxes	$330	$406
Stock Options
Stock option activity for the three months ended June 30, 2017, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2017	362,396	$4.89	5.4	$39
Granted	—	—
Exercised	—	—
Forfeited	(49,166)	4.08
Expired	(12,167)	9.88
Outstanding on June 30, 2017	301,063	$4.83	4.9	$45

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	34,375	$4.11
Granted	—	—
Vested	(3,750)	11.67
Forfeited	—	—
Non-vested as of June 30, 2017	30,625	$3.18
RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	373,886	$4.48
Granted	465,000	2.81
Vested	(58,872)	5.00
Forfeited	(52,917)	4.71
Non-vested as of June 30, 2017	727,097	$3.35
PSUs
The following table sets forth the PSU activity for the three months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017 (at target)	76,053	$3.56
Granted, at target	—	—
Vested	(2,343)	10.22
Forfeited	(628)	10.22
Non-vested as of June 30, 2017 (at target)	73,082	$3.29
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $158,000 and $163,000 as of June 30, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $227,000 and $232,000 as of June 30, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2017	2016
Total product warranty reserve at the beginning of the period	$395	$436
Warranty expense to cost of revenue	13	34
Utilization	(23)	(31)
Total product warranty reserve at the end of the period	$385	$439
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. As of June 30, 2017, and March 31, 2017, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2017, and 2016, was $0.8 million and $1.1 million, respectively. Accounts receivable from AKA was $0.3 million and $0.5 million as of June 30, 2017, and March 31, 2017, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $2.2 million and $2.8 million as of June 30, 2017, and March 31, 2017, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 8. Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of discrete items is recorded in the quarter in which they occur. The Company utilizes the liability method of accounting for income taxes and deferred taxes, which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the enacted tax laws. The Company evaluates the need for valuation allowances on the net deferred tax assets under the rules of ASC 740, Income Taxes. In assessing the realizability of the Company's deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time, including recent earnings, forecasted income projections and historical performance. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and previously recorded a full valuation allowance against deferred tax assets. The Company will continue to reassess realizability going forward.
The Company recorded $12,000 of income tax expense in the three months ended June 30, 2017, using an effective income tax rate of (1.32)% plus discrete items. The Company recorded $2,000 of income tax expense in the three months ended June 30, 2016, using an effective rate of (0.02)% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states that base tax on gross margin and not pretax income.

Note 9. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2017, and March 31, 2017, the Company has not recorded any contingent liability attributable to existing litigation.

In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer is a defendant in a patent infringement claim and is asserting possible indemnity rights under contracts with the Company.  The customer is currently in litigation and making settlement efforts and has informed the Company that the customer intends to seek to recover from the Company a share of the potential settlement and defense costs.  The Company has not been involved in any settlement discussions and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure to this claim which will vary depending upon whether the matter is settled by the customer or resolved by court proceedings.
Note 10. Fair Value Measurements
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of June 30, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,189	$17,189	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,162	$17,162	—	—	Cash and cash equivalents
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
Note 11. Share Repurchases
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 105,031 shares repurchased under the 2011 and 2017 authorizations during the three months ended June 30, 2017. There were no shares repurchased under the 2011 authorization during the three months ended June 30, 2016. There was approximately $1.8 million remaining for additional share repurchases under the 2017 authorization as of June 30, 2017.
Additionally, in the three months ended June 30, 2017, and June 30, 2016, the Company repurchased 21,267 and 18,129 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.78 and $4.64 per share, respectively.
Note 12. Intangible and Long-Lived Assets
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

There was no intangible asset impairment during three months ended June 30, 2017 or the three months ended June 30, 2016, for the IBW, ISMS and CNS reporting units.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million in the three months ended June 30, 2016. Long-lived asset impairment charges are presented in Long-lived assets impairment on the Condensed Consolidated Statements of Operations. See Note 2 Restructuring Charges.

There was no intangible asset impairment during three months ended June 30, 2017.

Note 13. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	June 30, 2017	March 31, 2017
Accrued compensation	$849	$1,256
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,384	1,572
Total accrued expenses	$3,678	$4,273

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
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support agreement services (i.e., maintenance) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
Customers
The Company’s customer base for its products includes communications service providers, systems integrators, neutral-host operators, and distributors. Due to the stringent customer quality specifications and regulated environments in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and are subject to change for a variety of reasons, including cost and competitive factors.
To remain competitive, the Company must continue to invest in new product development and in targeted sales and marketing efforts to launch new product features and lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change, purchasing decisions, meeting technical specifications or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in product research and development activities.
In view of the Company’s reliance on the communications infrastructure market for revenues, the project nature of the business, the unpredictability of orders, and pricing pressures, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new calendar year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters, this is not always consistent and may not always correlate to financial results.
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

On May 17, 2017, the Company issued a press release announcing that the Company’s Board of Directors approved a new share repurchase program of up to $2 million of its Class A common stock.

Effective June 7, 2017, the Company effected a reverse stock split of its outstanding Class A and Class B Common Stock at a ratio of one-for-four. The reverse stock split is intended to increase the per share trading price of Westell’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market. All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect the reverse stock split.
On July 10, 2017, the Company announced that the Board of Directors appointed Matthew B. Brady as President and Chief Executive Officer. Mr. Brady succeeded Kirk R. Brannock, who served as interim President and CEO since October 2016.
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2017, and 2016, by segment.
Revenue

	Three months ended June 30,
(in thousands)	2017	2016	Change
IBW	$6,956	$6,121	$835
ISMS	4,130	4,139	(9)
CNS	5,488	4,556	932
Consolidated revenue	$16,574	$14,816	$1,758
IBW revenue was $7.0 million in the three months ended June 30, 2017, compared to $6.1 million in the same periods in the prior year. The increase in revenue in the three month period was primarily driven by increases in sales of the Company’s Universal DAS Interface Tray (UDIT) and public safety repeaters. These increases were partly offset by a decrease in sales of commercial repeaters. While the market for UDIT, a stand-alone active DAS conditioner, has remained strong, the market is expected to shift to where the primary function of stand-alone conditioners, attenuating the RF signal, is integrated into larger network elements, such as the DAS head-end. It is also expected that the market for commercial repeaters will either remain flat or continue to decline, as customers continue to shift to other forms of commercial in-building coverage, such as small cells. The IBW public safety market is expected to grow as local municipalities pass and inforce ordinances that define in-building cellular communication coverage for public safety in buildings.
ISMS revenue was $4.1 million in the three months ended June 30, 2017, compared to $4.1 million in the same period in the prior year. While the revenue comparison was essentially flat, the revenue mix within ISMS shifted between these comparable periods. The three months ended June 30, 2017 had a lower percentage of hardware revenue (the Company’s suite of Remote units) and a higher percentage of software revenue (the Company’s Optima management system). This shift was driven by the incremental customer demand to have Optima directly connect to a third-party device. While we expect this particular customer to continue to require Optima “direct connect,” we also expect other existing ISMS customers to continue to expand their remote monitoring capabilities throughout their networks with our Remote units and Optima, as well as related services.
CNS revenue was $5.5 million in the three months ended June 30, 2017, compared to $4.6 million, in the same period in the prior year. The increase in the three months ended June 30, 2017 was primarily driven by a large increase in sales of Integrated

Cabinets as well as increased revenue of our Power Distribution panels. These increases were partly offset by lower sales of Tower Mounted Amplifiers (TMAs) and T1 Network Interface Units (NIUs). We expect sales of Integrated Cabinets, which are heavily project-based, to remain uneven, while sales of Power Distribution panels are expected to remain steady. We expect TMA and T1 NIU revenue to decrease over time as these products are in declining markets.
Gross Margin

	Three months ended June 30,
	2017	2016	Change
IBW	43.3%	16.2%	27.1%
ISMS	51.5%	48.8%	2.7%
CNS	29.6%	34.1%	(4.5)%
Consolidated gross margin	40.8%	30.8%	10.0%

The consolidated gross margin increase was driven primarily by the IBW segment margin increase, which was largely due to a one-time charge in the prior period of $1.4 million for obsolete inventory associated with the Company’s decision to discontinue the ClearLink DAS program. The ISMS and CNS segment gross margin changes were attributable to product revenue mix changes within each of those segments as noted above.
Research and Development

	Three months ended June 30,
(in thousands)	2017	2016	Change
IBW	$1,463	$2,364	$(901)
ISMS	565	1,294	(729)
CNS	248	619	(371)
Consolidated research and development expense	$2,276	$4,277	$(2,001)
Consolidated research and development expenses decreased by $2.0 million in the three months ended June 30, 2017, compared to the same period in the prior year. The decrease was part of the Company’s resetting of its expense structure, which included R&D expense reductions across all three segments to a level more suitable to current revenues. In the case of the IBW segment, R&D expense reductions associated with the discontinuation of the ClearLink DAS program announced in July 2016, were partly offset by an increase in R&D expense related to current spending to expand the Company’s product offerings in public safety.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2017	2016	Change
Consolidated sales and marketing expense	$2,336	$3,381	$(1,045)
Sales and marketing expense decreased $1.0 million in the three months ended June 30, 2017, compared to same period in the prior fiscal year. The decrease was part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses in our sales and marketing organization.
General and Administrative

	Three months ended June 30,
(in thousands)	2017	2016	Change
Consolidated general and administrative expense	$1,711	$2,345	$(634)
Consolidated general and administrative expense decreased $0.6 million in the three months ended June 30, 2017, compared to the same period in the prior fiscal year. The decrease was part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses across the various G&A functions, including information technology, accounting and finance, auditing, human resources, and legal.

Intangible amortization

	Three months ended June 30,
(in thousands)	2017	2016	Change
Consolidated intangible amortization	$1,047	$1,200	$(153)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three months ended June 30, 2017, compared to the same period in the prior fiscal year resulted primarily from repeater product intangibles from the acquisition of Cellular Specialties, Inc. becoming fully amortized.
Restructuring
Due to a change in estimate, the Company recorded a restructuring credit of $36,000 in the three months ended June 30, 2016. There were no restructuring expenses recorded during the three months ended June 30, 2017.

Long-lived assets impairment

Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million during the three months ended June 30, 2016. There were no long-lived assets impaired during the three months ended June 30, 2017.

Other income (expense)

	Three months ended June 30,
(in thousands)	2017	2016	Change
Consolidated other income (expense)	$43	$17	$26
Other income (expense) contains interest income earned on cash and cash equivalents and foreign currency gains and losses. The foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax benefit (expense)
The Company recorded $12,000 of income tax expense in the three months ended June 30, 2017, using an effective income tax rate of (1.32)% plus discrete items. The Company recorded $2,000 of income tax expense in the three months ended June 30, 2016, using an effective rate of (0.02)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of loss from continuing operations, and states which base tax on gross margin and not pretax income. The effective rate for the period ended June 30, 2016, was also impacted by a loss in a foreign jurisdiction with no valuation allowance.
Net income (loss)
Net loss was $0.6 million in the three months ended June 30, 2017, and $7.8 million in the three months ended June 30, 2016. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2017, the Company had $23.7 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Company’s operating activities generated cash of $2.4 million in the three months ended June 30, 2017, which resulted primarily from a $0.6 million net loss, adjusted for non-cash charges of $1.6 million of amortization, depreciation and stock-

based compensation expense and $1.4 million generated from net working capital. The Company’s investing activities used cash of $0.2 million, which resulted from capital equipment purchases. In the three months ended June 30, 2017, the Company’s financing activities used $0.4 million of cash resulting primarily from the purchase of treasury stock.
As of June 30, 2017, the Company had net deferred tax assets of approximately $52.1 million before a valuation allowance of $52.1 million, resulting in a net deferred tax liability of $7,000. Also, as of June 30, 2017, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable to smaller reporting companies.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer is a defendant in a patent infringement claim and is asserting possible indemnity rights under contracts with the Company.  The customer is currently in litigation and making settlement efforts and has informed the Company that the customer intends to seek to recover from the Company a share of the potential settlement and defense costs.  The Company has not been involved in any settlement discussions and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure to this claim which will vary depending upon whether the matter is settled by the customer or resolved by court proceedings.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2017, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 1 - 30, 2017	17,668	$2.8000	—	$112,741
May 1 - 31, 2017	3,599	2.6755	—	2,112,741
June 1 - 30, 2017	105,031	2.9985	104,155	1,797,809
Total	126,298	$2.9615	104,155	$1,797,809

(a)
In the three months ended June 30, 2017, the Company repurchased 21,267 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.78 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.8 million remaining under the May 2017 authorization as of June 30, 2017.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 30, 2017 (incorporated by reference to Exhibit 3.2 to the Westell Technologies, Inc. Form 8-K filed on May 31, 2017).

Exhibit 10.1	Offer Letter for Matthew B. Brady, dated July 4, 2017 (incorporated by reference to Exhibit 10.1 to the Westell Technologies, Inc. Form 8-K filed on July 10, 2017).

Exhibit 10.2
Letter Regarding Employment Agreement Matters to Thomas P. Minichiello, dated July 5, 2017 (incorporated by reference to Exhibit 10.2 to the Westell Technologies, Inc. Form 8-K filed on July 10, 2017).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.4	Form of performance-based Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.5	Form of Stock Option Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.6	Form of Restricted Stock Award Agreement for award granted to Kirk R. Brannock on July 7, 2017.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 11, 2017	By:	/s/ Matthew B. Brady
Matthew B. Brady
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer

WESTELL TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 30, 2017 (incorporated by reference to Exhibit 3.2 to the Westell Technologies, Inc. Form 8-K filed on May 31, 2017).

Exhibit 10.1	Offer Letter for Matthew B. Brady, dated July 4, 2017 (incorporated by reference to Exhibit 10.1 to the Westell Technologies, Inc. Form 8-K filed on July 10, 2017).

Exhibit 10.2
Letter Regarding Employment Agreement Matters to Thomas P. Minichiello, dated July 5, 2017 (incorporated by reference to Exhibit 10.2 to the Westell Technologies, Inc. Form 8-K filed on July 10, 2017).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.4	Form of performance-based Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.5	Form of Stock Option Award Agreement for award granted to Matthew B. Brady on July 17, 2017.

Exhibit 10.6	Form of Restricted Stock Award Agreement for award granted to Kirk R. Brannock on July 7, 2017.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.