Form 10-Q
period 2017-09-30
WESTELL TECHNOLOGIES INC
filed 2017-11-02
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2017:
Class A Common Stock, $0.01 Par Value – 12,068,162 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,200	$21,778
Short-term investments	5,011	—
Accounts receivable (net of allowance of $90 at September 30, 2017, and March 31, 2017)	11,038	12,075
Inventories	9,983	12,511
Prepaid expenses and other current assets	1,034	1,409
Total current assets	46,266	47,773
Land, property and equipment, gross	9,065	16,062
Less accumulated depreciation and amortization	(7,267)	(14,078)
Land, property and equipment, net	1,798	1,984
Intangible assets, net	13,529	15,624
Other non-current assets	87	160
Total assets	$61,680	$65,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,210	$4,163
Accrued expenses	3,823	4,273
Accrued restructuring	415	1,171
Deferred revenue	1,055	2,359
Total current liabilities	8,503	11,966
Deferred revenue non-current	929	1,102
Accrued restructuring non-current	—	63
Other non-current liabilities	317	236
Total liabilities	9,749	13,367
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,080,445 and 12,015,043(1) shares at September 30, 2017, and March 31, 2017, respectively	121	120	(1)
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287(1) shares at September 30, 2017, and March 31, 2017	35	35	(1)
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	417,093	416,422	(1)
Treasury stock at cost – 4,593,368 and 4,440,600(1) shares at September 30, 2017, and March 31, 2017, respectively	(35,790)	(35,335)
Cumulative translation adjustment	—	608
Accumulated deficit	(329,528)	(329,676)
Total stockholders’ equity	51,931	52,174
Total liabilities and stockholders’ equity	$61,680	$65,541

(1) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
Revenue
Products	$16,097		$15,881		$31,642		$29,494
Services	1,135		1,899		2,164		3,102
Total revenue	17,232		17,780		33,806		32,596
Cost of revenue
Products	9,522		10,380	(1)	18,946		19,981	(1)
Services	435		1,033		818		1,683
Total cost of revenue	9,957		11,413	(1)	19,764		21,664	(1)
Gross profit	7,275		6,367	(1)	14,042		10,932	(1)
Operating expenses
Research and development	2,205		3,327		4,481		7,604
Sales and marketing	1,992		2,896		4,328		6,277
General and administrative	1,809		2,218		3,520		4,563
Intangible amortization	1,048		1,201		2,095		2,401
Restructuring	165		2,601		165		2,565
Long-lived assets impairment	—		—		—		1,181
Total operating expenses	7,219		12,243		14,589		24,591
Operating profit (loss)	56		(5,876)		(547)		(13,659)
Other income, net	677	(2)	74		720	(2)	91
Income (loss) before income taxes	733		(5,802)		173		(13,568)
Income tax expense	(13)		(8)		(25)		(10)
Net income (loss)	$720		$(5,810)		$148		$(13,578)
Net income (loss) per share:
Basic	$0.05		$(0.38)	(3)	$0.01		$(0.89)	(3)
Diluted	$0.05		$(0.38)	(3)	$0.01		$(0.89)	(3)
Weighted-average number of common shares outstanding:
Basic	15,461		15,299	(3)	15,471		15,277	(3)
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	211		—		167		—
Diluted	15,672		15,299	(3)	15,638		15,277	(3)

(1) The three and six months ended September 30, 2016, includes $0.2 million and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.
(2) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(3) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
(4) The Company had 0.4 million and 0.5 million shares represented by common stock equivalents for the three and six months ended September 30, 2017, and 1.3 million and 1.4 million shares represented by common stock equivalents for the three and six months ended September 30, 2016, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$720	$(5,810)	$148	$(13,578)
Other comprehensive income (loss):
Foreign currency translation adjustment (1)	(608)	—	(608)	—
Total comprehensive income (loss)	$112	$(5,810)	$(460)	$(13,578)

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2017 (1)	$120	$35	$416,422	$(35,335)	$608	$(329,676)	$52,174
Net income (loss)	—	—	—	—	—	148	148
Translation adjustment (2)	—	—	—	—	(608)	—	(608)
Common stock issued	2	—	(1)	—	—	—	1
Purchase of treasury stock	(1)	—	—	(455)	—	—	(456)
Stock-based compensation	—	—	672	—	—	—	672
Balance, September 30, 2017	$121	$35	$417,093	$(35,790)	$—	$(329,528)	$51,931

(1) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
(2) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$148	$(13,578)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,526	3,230
Long-lived assets impairment	—	1,181
Stock-based compensation	672	1,093
Loss on sale of fixed assets	8	11
Restructuring	165	2,565
Deferred taxes	—	14
Gain on disposal of foreign operations	(608)	—
Exchange rate loss (gain)	(6)	—
Changes in assets and liabilities:
Accounts receivable	1,025	2,722
Inventories	2,528	820
Prepaid expenses and other current assets	375	(23)
Other assets	73	15
Deferred revenue	(1,477)	(131)
Accounts payable and accrued expenses	(2,082)	(4,800)
Accrued compensation	(224)	(1,109)
Net cash provided by (used in) operating activities	3,123	(7,990)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	—	12,621
Purchases of held-to-maturity short-term debt securities	—	(2,066)
Purchases of other short-term investments	(5,011)	—
Purchases of property and equipment	(254)	(498)
Net cash provided by (used in) investing activities	(5,265)	10,057
Cash flows from financing activities:
Purchases of treasury stock	(456)	(141)
Payment of contingent consideration	—	(175)
Net cash provided by (used in) financing activities	(456)	(316)
Gain (loss) of exchange rate changes on cash	20	(3)
Net increase (decrease) in cash and cash equivalents	(2,578)	1,748
Cash and cash equivalents, beginning of period	21,778	19,169
Cash and cash equivalents, end of period (1)	$19,200	$20,917

(1) As of September 30, 2017, the Company has $5.0 million of short-term investments in addition to cash and cash equivalents. See Note 10.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Reverse Stock Split

All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products, which are sold primarily to major telephone companies. During the second quarter ended September 30, 2017, the Company dissolved Noran Tel, Inc. (NoranTel) a wholly owned subsidiary of Westell, Inc. NoranTel's operations have been fully incorporated into Westell, Inc. As a result of the wind-up of NoranTel, the Company recognized a one-time $0.6 million foreign currency translation gain, which is presented in Other income, net on the Condensed Consolidated Statements of Operations.
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2017, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2018.
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
In the fourth quarter of fiscal year 2017, the Company adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. For each annual and interim reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The adoption of ASU 2014-15 had no significant effect on its Consolidated Financial Statements or related disclosures as of September 30, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2017-09 will have on the Company's Consolidated Financial Statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact that ASU 2016-02 will have on the Company's Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 is initially scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients:and ASU 2016-20 (Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with

Customers. In September 2017, the FASB issued ASU 2017-13. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09.
The Company commenced the assessment of ASU 2014-09 during the first quarter of fiscal year 2018 and developed a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company expects to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on the Company's Consolidated Financial Statements and related disclosures.
Note 2. Restructuring Charges
In the three and six months ended September 30, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring).
In the second quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $2.6 million in the six months ended September 30, 2016. The 2017 restructuring costs totaled $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In the six months ended September 30, 2016, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory, associated with the IBW segment was recognized. The planned restructuring was substantially completed by March 31, 2017.
As of September 30, 2017, $0.4 million of the restructuring costs, related to employee termination costs from the 2018 restructuring and the office space from the 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued restructuring. As of March 31, 2017, $1.2 million and $63,000 of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued restructuring and Accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease in Manchester, NH.
Total liability for restructuring charges and their utilization for the six months ended September 30, 2017, are summarized as follows:

	Six months ended September 30, 2017
(in thousands)	Employee-related	Other costs	Total
Liability at beginning of period	$—	$1,234	$1,234
Charged	165	—	165
Paid	(19)	(965)	(984)
Liability at end of period	$146	$269	$415
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

Segment information for the three and six months ended September 30, 2017, and 2016, is set forth below:

	Three months ended September 30, 2017
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$7,919		$4,730	$4,583	$17,232
Cost of revenue	4,269		2,511	3,177	9,957
Gross profit	3,650		2,219	1,406	7,275
Gross margin	46.1%		46.9%	30.7%	42.2%
Research and development	1,443		523	239	2,205
Segment profit	$2,207		$1,696	$1,167	5,070
Operating expenses:
Sales and marketing					1,992
General and administrative					1,809
Intangible amortization					1,048
Restructuring					165
Long-lived assets impairment					—
Operating profit (loss)					56
Other income, net					677
Income tax expense					(13)
Net income (loss)					$720

	Three months ended September 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$6,644		$5,109	$6,027	$17,780
Cost of revenue	4,411	(1)	2,702	4,300	11,413	(1)
Gross profit	2,233	(1)	2,407	1,727	6,367	(1)
Gross margin	33.6%	(1)	47.1%	28.7%	35.8%	(1)
Research and development	1,594		1,237	496	3,327
Segment profit	$639		$1,170	$1,231	3,040
Operating expenses:
Sales and marketing					2,896
General and administrative					2,218
Intangible amortization					1,201
Restructuring					2,601
Long-lived assets impairment					—
Operating profit (loss)					(5,876)
Other income, net					74
Income tax expense					(8)
Net income (loss)					$(5,810)
(1) The three and six months ended September 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2, Restructuring Charges.

	Six months ended September 30, 2017
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$14,875		$8,860	$10,071	$33,806
Cost of revenue	8,211		4,515	7,038	19,764
Gross profit	6,664		4,345	3,033	14,042
Gross margin	44.8%		49.0%	30.1%	41.5%
Research and development	2,906		1,088	487	4,481
Segment profit	$3,758		$3,257	$2,546	9,561
Operating expenses:
Sales and marketing					4,328
General and administrative					3,520
Intangible amortization					2,095
Restructuring					165
Long-lived assets impairment					—
Operating profit (loss)					(547)
Other income, net					720
Income tax expense					(25)
Net income (loss)					$148

	Six months ended September 30, 2016
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$12,765		$9,248	$10,583	$32,596
Cost of revenue	9,538	(1)	4,822	7,304	21,664	(1)
Gross profit	3,227	(1)	4,426	3,279	10,932	(1)
Gross margin	25.3%	(1)	47.9%	31.0%	33.5%	(1)
Research and development	3,958		2,531	1,115	7,604
Segment profit (loss)	$(731)		$1,895	$2,164	3,328
Operating expenses:
Sales and marketing					6,277
General and administrative					4,563
Intangible amortization					2,401
Restructuring					2,565
Long-lived assets impairment					1,181
Operating profit (loss)					(13,659)
Other income, net					91
Income tax expense					(10)
Net income (loss)					$(13,578)

(1) The three and six months ended September 30, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory.
See Note 2, Restructuring Charges.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2017	March 31, 2017
Raw materials	$3,634	$3,871
Work-in-process	—	—
Finished goods	6,349	8,640
Total inventories	$9,983	$12,511
Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under the 2015 Plan vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. Performance stock units (PSUs) earned vest over the performance period. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and six months ended September 30, 2017, and 2016:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$342	$687	$672	$1,093
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$342	$687	$672	$1,093
Stock Options
Stock option activity for the six months ended September 30, 2017, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2017	362,396	$4.89	5.4	$39
Granted	100,000	3.06
Exercised	—	—
Forfeited	(97,399)	4.38
Expired	(30,501)	6.83
Outstanding on September 30, 2017	334,496	$4.32	5.1	$12

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	34,375	$4.11
Granted	104,636	3.01
Vested	(66,250)	3.30
Forfeited	—	—
Non-vested as of September 30, 2017	72,761	$3.26
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	373,886	$4.48
Granted	527,000	2.84
Vested	(111,954)	5.27
Forfeited	(189,609)	3.79
Non-vested as of September 30, 2017	599,323	$3.10
PSUs
The following table sets forth the PSU activity for the six months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017 (at target)	76,053	$3.56
Granted, at target	40,000	2.63
Vested	(2,343)	10.22
Forfeited	(18,864)	2.17
Non-vested as of September 30, 2017 (at target)	94,846	$3.29
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $164,000 and $163,000 as of September 30, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $282,000 and $232,000 as of September 30, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2017	2016	2017	2016
Total product warranty reserve at the beginning of the period	$385	$439	$395	$436
Warranty expense to cost of revenue	105	33	118	67
Utilization	(44)	(12)	(67)	(43)
Total product warranty reserve at the end of the period	$446	$460	$446	$460
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. As of September 30, 2017, and March 31, 2017, the carrying amount of the Company's investment in AKA was approximately $56,000 and $111,000, respectively, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets. The Company received a cash dividend payment of $59,000 from AKA during the three months ended September 30, 2017.
The Company's revenue from sales to AKA for the three months ended September 30, 2017, and 2016, was $0.9 million and $0.6 million, respectively. The Company's revenue from sales to AKA for both the six months ended September 30, 2017 and 2016, was $1.7 million. Accounts receivable from AKA was $0.2 million and $0.5 million as of September 30, 2017, and March 31, 2017, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $1.7 million and $2.8 million as of September 30, 2017, and March 31, 2017, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
The Company recorded $13,000 and $25,000 of income tax expense in the three and six months ended September 30, 2017, respectively, using an effective income tax rate of (1.07)% plus discrete items. The Company recorded $8,000 and $10,000 of income tax expense in the three and six months ended September 30, 2016, respectively, using an effective rate of (0.10)% plus discrete items. The effective rate is impacted by the intraperiod allocation as a result of loss from continuing operations and income from discontinued operations, loss in a foreign jurisdiction with no valuation allowance, and states that base tax on gross margin and not pretax income.

Note 9. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2017, and March 31, 2017, the Company has not recorded any contingent liability attributable to existing litigation.

In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, which has been dismissed, and won summary judgment of all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  The Company has not been involved in any settlement discussions nor informed by the customer of any settlement details and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure to this claim, which will vary depending upon the settlement reached by the customer and the Company's contribution ratio.
Note 10. Short-term Investments
As of September 30, 2017, the Company owned Certificates of Deposit amounting to $5.0 million held at cost There were no short-term investments as of March 31, 2017.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of September 30, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$11,960	$11,960	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,162	$17,162	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 12. Share Repurchases
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 113,484 shares repurchased under the 2011 and 2017 authorizations during the six months ended September 30, 2017 at a weighted average purchase price of $2.99 per share. There were no shares repurchased under the 2011 authorization during the six months ended September 30, 2016. There was approximately $1.8 million remaining for additional share repurchases under the 2017 authorization as of September 30, 2017.
Additionally, in the six months ended September 30, 2017, and September 30, 2016, the Company repurchased 39,269 and 41,544 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.91 and $3.40 per share, respectively.
Note 13. Intangible Assets

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

There was no intangible asset impairment during the six months ended September 30, 2017, or September 30, 2016, for the IBW, ISMS and CNS reporting units.
Note 14. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	September 30, 2017	March 31, 2017
Accrued compensation	$1,032	$1,256
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,346	1,572
Total accrued expenses	$3,823	$4,273

Note 15. Land, Property, and Equipment

Long-lived assets consist of property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million in the six months ended September 30, 2016. Long-lived asset impairment charges are presented in Long-lived assets impairment on the Condensed Consolidated Statements of Operations. See Note 2 Restructuring Charges.

There was no long-lived asset impairment during the six months ended September 30, 2017, or the three months ended September 30, 2016.

The components of fixed assets are as follows:

(in thousands)	September 30, 2017	March 31, 2017
Land	$672	$672
Machinery and equipment	1,603	1,698
Office, computer and research equipment	5,522	6,012
Leasehold improvements	1,268	7,680
Land, property and equipment, gross	$9,065	$16,062
Less accumulated depreciation and amortization	(7,267)	(14,078)
Land, property and equipment, net	$1,798	$1,984

The significant decrease in the gross fixed assets and accumulated depreciation is primarily related to the disposals of fully depreciated leasehold improvements associated with a building operating lease that ended on September 30, 2017.

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
Other Matters
During the fourth quarter of fiscal year 2017, the Company executed a new three-year lease beginning in October 2017 for approximately 83,000 square feet, a portion of our current Aurora, Illinois headquarters facility. The reduced footprint is more suitable to our current operation and is expected to generate cash savings of approximately $2.0 million annually compared to the lease which expired on September 30, 2017.

On May 17, 2017, the Company issued a press release announcing that the Company’s Board of Directors approved a share repurchase program of up to $2.0 million of its Class A common stock.

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
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2017, and 2016, by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
IBW	$7,919	$6,644	$1,275	$14,875	$12,765	$2,110
ISMS	4,730	5,109	(379)	8,860	9,248	(388)
CNS	4,583	6,027	(1,444)	10,071	10,583	(512)
Consolidated revenue	$17,232	$17,780	$(548)	$33,806	$32,596	$1,210
IBW revenue was $7.9 million and $14.9 million in the three and six months ended September 30, 2017, compared to $6.6 million and $12.8 million in the same periods in the prior year. The increases in revenue for both periods were primarily driven by increases in sales of the Company’s Universal DAS Interface Tray (UDIT), public safety repeaters, and passive system components. These increases were partly offset by a decrease in sales of commercial repeaters. While the market for UDIT, a stand-alone active DAS conditioner, has remained strong, the market is expected to shift to where the primary function of stand-alone conditioners, attenuating the RF signal, is integrated into larger network elements, such as the DAS head-end. It is also expected that the market for commercial repeaters will either remain flat or continue to decline, as customers continue to shift to other forms of commercial in-building coverage, such as small cells. The IBW public safety market is expected to grow as local municipalities pass and enforce ordinances that define in-building cellular communication coverage for public safety in buildings.
ISMS revenue was $4.7 million and $8.9 million in the three and six months ended September 30, 2017, compared to $5.1 million and $9.2 million in the same periods in the prior year. The decreases in revenue for both periods were primarily driven by lower services revenue, predominately from one large North American service provider. Due to the fact that our ISMS business is project-based, it’s difficult to make a determination on future trends.
CNS revenue was $4.6 million and $10.1 million in the three and six months ended September 30, 2017, compared to $6.0 million and $10.6 million in the same periods in the prior year. The decreases in revenue for both periods were primarily driven by lower sales of T1 NIUs and Tower Mounted Amplifiers (TMAs), partly offset by increases in sales of the Integrated Cabinets. We expect sales of Integrated Cabinets, which are heavily project-based, to remain uneven, while sales of Power Distribution panels are expected to remain steady. We expect T1 NIU and TMA revenue to decrease over time as these products are in declining markets.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2017	2016	Change	2017	2016	Change
IBW	46.1%	33.6%	12.5%	44.8%	25.3%	19.5%
ISMS	46.9%	47.1%	(0.2)%	49.0%	47.9%	1.1%
CNS	30.7%	28.7%	2.0%	30.1%	31.0%	(0.9)%
Consolidated gross margin	42.2%	35.8%	6.4%	41.5%	33.5%	8.0%

The consolidated gross margins increased in the three and six months ended September 30, 2017 compared to the same periods in the prior year. The increases were driven primarily by the IBW segment margin increases, which were largely due to a one-time charge of $1.4 million for obsolete inventory associated with the Company’s decision to discontinue the ClearLink DAS program in the quarter ended June 30, 2016. The ISMS and CNS segment gross margin changes were attributable to product revenue mix changes within each of those segments as noted above.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
IBW	$1,443	$1,594	$(151)	$2,906	$3,958	$(1,052)
ISMS	523	1,237	(714)	1,088	2,531	(1,443)
CNS	239	496	(257)	487	1,115	(628)
Consolidated research and development expense	$2,205	$3,327	$(1,122)	$4,481	$7,604	$(3,123)
Consolidated research and development expenses decreased by $1.1 million and $3.1 million in the three and six months ended September 30, 2017, compared to the same periods in the prior year. The decreases were part of the Company’s resetting of its expense structure, which included R&D expense reductions across all three segments to a level more suitable to current revenues. In the case of the IBW segment, R&D expense reductions associated with the discontinuation of the ClearLink DAS program announced in July 2016, were partly offset by an increase in R&D expense related to current spending to expand the Company’s product offerings in public safety.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated sales and marketing expense	$1,992	$2,896	$(904)	$4,328	$6,277	$(1,949)

Sales and marketing expense decreased $0.9 million and $1.9 million in the three and six months ended September 30, 2017, compared to same periods in the prior fiscal year. The decrease was part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses in our sales and marketing organization.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated general and administrative expense	$1,809	$2,218	$(409)	$3,520	$4,563	$(1,043)
Consolidated general and administrative expense decreased $0.4 million and $1.0 million in the three and six months ended September 30, 2017, compared to the same periods in the prior fiscal year. These decreases were part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses across the various G&A functions, including information technology, accounting and finance, auditing, human resources, and legal.
Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated intangible amortization	$1,048	$1,201	$(153)	$2,095	$2,401	$(306)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and six months ended September 30, 2017, compared to the same periods in the prior fiscal year resulted primarily from repeater product intangibles from the acquisition of Cellular Specialties, Inc. becoming fully amortized.
Restructuring
In the three and six months ended September 30, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments.
In the second quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $2.6 million in the three and six months ended September 30, 2016. The 2017 restructuring costs totaled $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately. $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs.
Long-lived assets impairment
There were no long-lived assets impaired during the six months ended September 30, 2017 or the three months ended September 30, 2016. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million during the three months ended June 30, 2016.

Other income, net

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated other income (expense)	$677	$74	$603	$720	$91	$629
Other income, net contains interest income earned on cash and cash equivalents and foreign currency gains and losses. During the three and six months ended September 30, 2017, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the NoranTel legal entity. The remaining foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.

Income tax expense
The Company recorded $13,000 and $25,000 of income tax expense in the three and six months ended September 30, 2017, respectively, using an effective income tax rate of (1.07)% plus discrete items. The Company recorded $8,000 and $10,000 of income tax expense in the three and six months ended September 30, 2016, respectively, using an effective rate of (0.10)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net income was $0.7 million and $0.1 million in the three and six months ended September 30, 2017, respectively. Net loss was $5.8 million and $13.6 million in the three and six months ended September 30, 2016, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2017, the Company had $19.2 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities. As of September 30, 2017, the Company also had $5.0 million in short-term investments which consisted of certificate of deposits.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Company’s operating activities generated cash of $3.1 million in the six months ended September 30, 2017, which resulted primarily from $0.1 million in net income, adjusted for non-cash charges of $2.8 million of amortization, depreciation, restructuring, non-recurring foreign currency gain, loss on sale of fixed assets, deferred taxes and stock-based compensation expense and $0.2 million generated from net working capital. The Company’s investing activities used cash of $5.3 million, which resulted from investing in short-term investments and capital equipment purchases. In the six months ended September 30, 2017, the Company’s financing activities used $0.5 million of cash resulting primarily from the purchase of treasury stock.
As of September 30, 2017, the Company had net deferred tax assets of approximately $52.8 million before a valuation allowance of $52.8 million. Illinois enacted an income tax increase on July 6, 2017, however, due to the Company's full valuation allowance position, this rate change is not expected to have a profit or loss impact in the second quarter or any periods in the foreseeable future. The increase in the Company's net deferred tax assets related to the tax rate increase is $0.8 million, and there is a corresponding increase to the Company's valuation allowance. Also, as of September 30, 2017, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023.  Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company received a cash dividend payment of $59,000 from AKA during the three months ended September 30, 2017.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, which has been dismissed, and won summary judgment of all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  The Company has not been involved in any settlement discussions nor informed by the customer of any settlement details and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure to this claim, which will vary depending upon the settlement reached by the customer and the Company's contribution ratio.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 1 - 31, 2017	5,393	$3.0594	—	$1,800,011
August 1 - 31, 2017	8,231	3.2000	—	1,800,011
September 1 - 30, 2017	13,707	2.8765	9,329	1,773,056
Total	27,331	$3.0100	9,329	$1,773,056

(a)
In the three months ended September 30, 2017, the Company repurchased 18,002 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $3.07 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.8 million remaining under the May 2017 authorization as of September 30, 2017.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 2, 2017	By:	/s/ Matthew B. Brady
Matthew B. Brady
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer