Form 10-Q
period 2017-12-31
WESTELL TECHNOLOGIES INC
filed 2018-02-09
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 26, 2018:
Class A Common Stock, $0.01 Par Value – 12,117,569 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$21,492	$21,778
Short-term investments	4,537	—
Accounts receivable (net of allowance of $90 at December 31, 2017, and March 31, 2017)	11,070	12,075
Inventories	9,464	12,511
Prepaid expenses and other current assets	864	1,409
Total current assets	47,427	47,773
Land, property and equipment, gross	9,023	16,062
Less accumulated depreciation and amortization	(7,393)	(14,078)
Land, property and equipment, net	1,630	1,984
Intangible assets, net	12,482	15,624
Tax receivable, non-current	697	—
Other non-current assets	80	160
Total assets	$62,316	$65,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,494	$4,163
Accrued expenses	3,528	4,273
Accrued restructuring	166	1,171
Deferred revenue	1,931	2,359
Total current liabilities	8,119	11,966
Deferred revenue non-current	912	1,102
Accrued restructuring non-current	—	63
Other non-current liabilities	341	236
Total liabilities	9,372	13,367
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,117,569 and 12,015,043(1) shares at December 31, 2017, and March 31, 2017, respectively	121	120	(1)
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287(1) shares at December 31, 2017, and March 31, 2017	35	35	(1)
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	417,408	416,422	(1)
Treasury stock at cost – 4,628,795 and 4,440,600(1) shares at December 31, 2017, and March 31, 2017, respectively	(35,891)	(35,335)
Cumulative translation adjustment	—	608
Accumulated deficit	(328,729)	(329,676)
Total stockholders’ equity	52,944	52,174
Total liabilities and stockholders’ equity	$62,316	$65,541

(1) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
Revenue
Products	$11,754		$12,746		$43,396		$42,240
Services	1,921		2,237		4,085		5,339
Total revenue	13,675		14,983		47,481		47,579
Cost of revenue
Products	7,114		7,807		26,060		27,788	(1)
Services	485		1,122		1,303		2,805
Total cost of revenue	7,599		8,929		27,363		30,593	(1)
Gross profit	6,076		6,054		20,118		16,986	(1)
Operating expenses
Research and development	1,542		2,414		6,023		10,018
Sales and marketing	1,950		1,943		6,278		8,220
General and administrative	1,502		1,777		5,022		6,340
Intangible amortization	1,047		1,212		3,142		3,613
Restructuring	—		490		165		3,055
Long-lived assets impairment	—		—		—		1,181
Total operating expenses	6,041		7,836		20,630		32,427
Operating profit (loss)	35		(1,782)		(512)		(15,441)
Other income, net	79		(15)		799	(2)	76
Income (loss) before income taxes	114		(1,797)		287		(15,365)
Income tax benefit (expense)	685	(3)	(10)		660	(3)	(20)
Net income (loss)	$799		$(1,807)		$947		$(15,385)
Net income (loss) per share:
Basic	$0.05		$(0.12)	(4)	$0.06		$(1.00)	(4)
Diluted	$0.05		$(0.12)	(4)	$0.06		$(1.00)	(4)
Weighted-average number of common shares outstanding:
Basic	15,504		15,391	(4)	15,482		15,315	(4)
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (5)	251		—		197		—
Diluted	15,755		15,391	(4)	15,679		15,315	(4)

(1) The nine months ended December 31, 2016, includes $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.
(2) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(3) During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 8.
(4) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
(5) The Company had 0.2 million and 0.4 million shares represented by common stock equivalents for the three and nine months ended December 31, 2017, and 1.0 million and 1.3 million shares represented by common stock equivalents for the three and nine months ended December 31, 2016, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net income (loss)	$799	$(1,807)	$947	$(15,385)
Other comprehensive income (loss):
Foreign currency translation adjustment (1)	—	—	(608)	—
Total comprehensive income (loss)	$799	$(1,807)	$339	$(15,385)

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Cumulative Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2017 (1)	$120	$35	$416,422	$(35,335)	$608	$(329,676)	$52,174
Net income	—	—	—	—	—	947	947
Translation adjustment (2)	—	—	—	—	(608)	—	(608)
Common stock issued	3	—	(2)	—	—	—	1
Purchase of treasury stock	(2)	—	—	(556)	—	—	(558)
Stock-based compensation	—	—	988	—	—	—	988
Balance, December 31, 2017	$121	$35	$417,408	$(35,891)	$—	$(328,729)	$52,944

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$947	$(15,385)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,747	4,714
Long-lived assets impairment	—	1,181
Stock-based compensation	988	1,346
Loss on sale of fixed assets	10	11
Restructuring	165	3,055
Deferred taxes	(697)	20
Gain on disposal of foreign operations	(608)	—
Exchange rate loss (gain)	(20)	44
Changes in assets and liabilities:
Accounts receivable	1,025	5,098
Inventories	3,047	509
Prepaid expenses and other current assets	545	494
Other assets	80	(7)
Deferred revenue	(618)	686
Accounts payable and accrued expenses	(3,542)	(6,802)
Net cash provided by (used in) operating activities	5,069	(5,036)
Cash flows from investing activities:
Maturities of held-to-maturity short-term debt securities	—	12,621
Maturities of other short-term investments	474	—
Purchases of held-to-maturity short-term debt securities	—	(2,066)
Purchases of other short-term investments	(5,011)	—
Purchases of property and equipment	(261)	(527)
Net cash provided by (used in) investing activities	(4,798)	10,028
Cash flows from financing activities:
Purchases of treasury stock	(558)	(146)
Payment of contingent consideration	—	(175)
Net cash provided by (used in) financing activities	(558)	(321)
Gain (loss) of exchange rate changes on cash	1	2
Net increase (decrease) in cash and cash equivalents	(286)	4,673
Cash and cash equivalents, beginning of period	21,778	19,169
Cash and cash equivalents, end of period (1)	$21,492	$23,842

(1) As of December 31, 2017, the Company has $4.5 million of short-term investments in addition to cash and cash equivalents. See Note 10.

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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2017, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2018.
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
U.S. Tax Reform
See Note 8, Income Taxes for a discussion of the impact of the recently enacted U.S. Tax Reform legislation.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2017-09 will have on the Company's Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2019, and the Company is currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230) (ASU 2016-15). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company does not anticipate any immediate impact to the Company upon adoption of ASU 2016-15 as the Company currently does not have any debt.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 is initially scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients:and ASU 2016-20 (Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from

Contracts with Customers (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09.
The Company commenced the assessment of ASU 2014-09 during the first quarter of fiscal year 2018 and developed a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The Company continues to evaluate the impact this new standard will have on the current contracts with customers. The Company expects to adopt this new standard effective April 1, 2018, using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption. The Company expects to complete its analysis on the impact to its Consolidated Financial Statements prior to the first quarter of fiscal year 2019.  The Company will continue to monitor additional changes, modifications, clarifications or interpretations related to this guidance and the impact it will have on the Company's Consolidated Financial Statements and related disclosures.
Significant Accounting Policy Update

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount less payment discounts and estimated allowance for doubtful accounts. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company provides allowances for bad debts against amounts due to reduce the net realized receivable to the amount it reasonably believes will be collected.  In certain of the Company’s contracts, contractual billings do not coincide with revenue recognized on the contract.  Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and, generally, become billable at contractually specified dates.  Unbilled amounts are expected to be collected within one year.  As of December 31, 2017 there was $220,000 of unbilled accounts receivable on the Condensed Consolidated Balance Sheets presented in Accounts Receivable.  There was no unbilled accounts receivable as of March 31, 2017.
Note 2. Restructuring Charges
In the nine months ended December 31, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring).
In the second quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $0.5 million and $3.1 million in the three and nine months ended December 31, 2016. The 2017 restructuring costs totaled $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In the nine months ended December 31, 2016, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory, associated with the IBW segment was recognized. The planned restructuring was substantially completed by March 31, 2017.
As of December 31, 2017, $0.2 million of the restructuring costs, related to the office space from the 2017 restructuring, are unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued restructuring. As of March 31, 2017, $1.2 million and $63,000 of the restructuring costs, primarily related to the office space from the 2015 restructuring and 2017 restructuring, were unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued restructuring and Accrued restructuring non-current, respectively. The restructuring costs are expected to be paid in full by the first quarter of fiscal year 2019 concurrent with the termination date of the contractual lease in Manchester, NH.

Total liability for restructuring charges and their utilization for the nine months ended December 31, 2017, are summarized as follows:

	Nine months ended December 31, 2017
(in thousands)	Employee-related	Other costs	Total
Liability at beginning of period	$—	$1,234	$1,234
Charged	165	—	165
Paid	(165)	(1,068)	(1,233)
Liability at end of period	$—	$166	$166
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

Segment information for the three and nine months ended December 31, 2017, and 2016, is set forth below:

	Three months ended December 31, 2017
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$5,223	$5,802	$2,650	$13,675
Cost of revenue	2,754	2,642	2,203	7,599
Gross profit	2,469	3,160	447	6,076
Gross margin	47.3%	54.5%	16.9%	44.4%
Research and development	750	547	245	1,542
Segment profit	$1,719	$2,613	$202	4,534
Operating expenses:
Sales and marketing				1,950
General and administrative				1,502
Intangible amortization				1,047
Operating profit (loss)				35
Other income, net				79
Income tax benefit (expense)				685	(1)
Net income (loss)				$799

	Three months ended December 31, 2016
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$6,224	$5,525	$3,234	$14,983
Cost of revenue	3,713	2,730	2,486	8,929
Gross profit	2,511	2,795	748	6,054
Gross margin	40.3%	50.6%	23.1%	40.4%
Research and development	1,307	805	302	2,414
Segment profit	$1,204	$1,990	$446	3,640
Operating expenses:
Sales and marketing				1,943
General and administrative				1,777
Intangible amortization				1,212
Restructuring				490
Operating profit (loss)				(1,782)
Other income, net				(15)
Income tax benefit (expense)				(10)
Net income (loss)				$(1,807)
(1)  During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 8.

	Nine months ended December 31, 2017
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$20,098	$14,662	$12,721	$47,481
Cost of revenue	10,965	7,157	9,241	27,363
Gross profit	9,133	7,505	3,480	20,118
Gross margin	45.4%	51.2%	27.4%	42.4%
Research and development	3,656	1,635	732	6,023
Segment profit	$5,477	$5,870	$2,748	14,095
Operating expenses:
Sales and marketing				6,278
General and administrative				5,022
Intangible amortization				3,142
Restructuring				165
Operating profit (loss)				(512)
Other income, net				799	(2)
Income tax benefit (expense)				660	(1)
Net income (loss)				$947

	Nine months ended December 31, 2016
(in thousands)	IBW	ISMS	CNS	Total
Revenue	$18,989	$14,773	$13,817	$47,579
Cost of revenue	13,251	7,552	9,790	30,593	(3)
Gross profit	5,738	7,221	4,027	16,986	(3)
Gross margin	30.2%	48.9%	29.1%	35.7%	(3)
Research and development	5,265	3,336	1,417	10,018
Segment profit (loss)	$473	$3,885	$2,610	6,968
Operating expenses:
Sales and marketing				8,220
General and administrative				6,340
Intangible amortization				3,613
Restructuring				3,055
Long-lived assets impairment				1,181
Operating profit (loss)				(15,441)
Other income, net				76
Income tax benefit (expense)				(20)
Net income (loss)				$(15,385)

(1) During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 8.
(2) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(3) The nine months ended December 31, 2016, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 2.

Segment asset information is not reported to or used by the CODM.

Note 4. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2017	March 31, 2017
Raw materials	$3,148	$3,871
Finished goods	6,316	8,640
Total inventories	$9,464	$12,511
Note 5. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under the 2015 Plan generally vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. Performance stock units (PSUs) earned vest over the performance period. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and nine months ended December 31, 2017, and 2016:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$316	$253	$988	$1,346
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$316	$253	$988	$1,346
Stock Options
Stock option activity for the nine months ended December 31, 2017, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2017	362,396	$4.89	5.4	$39
Granted	100,000	3.06
Exercised	—	—
Forfeited	(199,483)	3.72
Expired	(61,018)	5.82
Outstanding on December 31, 2017	201,895	$4.86	4.6	$76

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	34,375	$4.11
Granted	104,636	3.01
Vested	(66,250)	3.30
Forfeited	—	—
Non-vested as of December 31, 2017	72,761	$3.26
RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	373,886	$4.48
Granted	552,000	2.89
Vested	(137,162)	5.05
Forfeited	(239,193)	3.64
Non-vested as of December 31, 2017	549,531	$3.11
PSUs
The following table sets forth the PSU activity for the nine months ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017 (at target)	76,053	$3.56
Granted, at target	40,000	3.06
Vested	(49,686)	2.30
Forfeited	(58,867)	2.79
Non-vested as of December 31, 2017 (at target)	7,500	$15.30
Note 6. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISMS segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $162,000 and $163,000 as of December 31, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $287,000 and $232,000 as of December 31, 2017, and March 31, 2017, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2017	2016	2017	2016
Total product warranty reserve at the beginning of the period	$446	$460	$395	$436
Warranty expense to cost of revenue	42	12	160	80
Utilization	(39)	(2)	(106)	(46)
Total product warranty reserve at the end of the period	$449	$470	$449	$470
Note 7. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. As of December 31, 2017, and March 31, 2017, the carrying amount of the Company's investment in AKA was approximately $61,000 and $111,000, respectively, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets. The Company received a cash dividend payment of $59,000 from AKA during the three months ended September 30, 2017.
The Company's revenue from sales to AKA for the three months ended December 31, 2017, and 2016, was $1.5 million and $0.3 million, respectively. The Company's revenue from sales to AKA for the nine months ended December 31, 2017 and 2016, was $3.2 million and $2.0 million, respectively. Accounts receivable from AKA was $1.0 million and $0.5 million as of December 31, 2017, and March 31, 2017, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $1.5 million and $2.8 million as of December 31, 2017, and March 31, 2017, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.  As a result, a blended federal rate of 30.75% is required for the current year income tax expense. Further, the Company is required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which the items are expected to be recovered or settled. During the third quarter, the Company recorded provisional amounts as a result of the re-measurement of the Company’s net deferred tax asset did not result in income tax expense due to the Company’s full valuation allowance position.

Total net deferred tax assets decreased by $14.3 million, which includes a reclassification of the federal alternative minimum tax (“AMT”) credit to long term receivable, discussed below. As of December 31, 2017, the Company had net deferred tax assets of approximately $38.6 million before a valuation allowance of $38.6 million.
The final transition impacts of the Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in our Form 10-K for our current fiscal year ending March 31, 2018.
As of December 31, 2017, the Company has $697,000 of AMT credit carryforward, which does not expire and is now carried as a tax receivable since, under new federal tax law, the Company expects to recover the entire amount by 2022 via a tax refund. Previously, there was a valuation allowance against the entire AMT credit carryforward. In the third quarter, the Company is reversing the portion of the valuation allowance related to the AMT credit carryforward, resulting in a discrete tax benefit of $697,000.
The Company recorded $685,000 and $660,000 of income tax benefit in the three and nine months ended December 31, 2017, respectively, using an effective income tax rate of 1.76% plus discrete items including the AMT tax benefit described above. The Company recorded $10,000 and $20,000 of income tax expense in the three and nine months ended December 31, 2016, respectively, using an effective rate of (0.13)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Note 9. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2017, and March 31, 2017, the Company has not recorded any contingent liability attributable to existing litigation.

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
Note 10. Short-term Investments
As of December 31, 2017, the Company owned Certificates of Deposit amounting to $4.5 million held at cost. There were no short-term investments as of March 31, 2017.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of December 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$12,724	$12,724	—	—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,162	$17,162	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 12. Share Repurchases
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 133,608 shares repurchased under the 2011 and 2017 authorizations during the nine months ended December 31, 2017 at a weighted average purchase price of $2.98 per share. There were no shares repurchased under the 2011 authorization during the nine months ended December 31, 2016. There was approximately $1.7 million remaining for additional share repurchases under the 2017 authorization as of December 31, 2017.
Additionally, in the nine months ended December 31, 2017, and December 31, 2016, the Company repurchased 54,572 and 44,005 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.89 and $3.32 per share, respectively.
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

The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the nine months ended December 31, 2016, for the IBW and ISMS the reporting units. During the third quarter of fiscal 2017, CNS revenue declined more than previously forecasted. As a result, the CNS reporting unit did not pass the recoverability test, therefore the Company completed the second step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. As a result of that impairment evaluation, the Company concluded that the customer list acquired from the previous ANTONE acquisition for its TMA products was impaired and recorded an impairment charge of $31,000 during the quarter ended December 31, 2016.

There was no intangible asset impairment during the nine months ended December 31, 2017, for the IBW, ISMS and CNS reporting units.
Note 14. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	December 31, 2017	March 31, 2017
Accrued compensation	$731	$1,256
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,352	1,572
Total accrued expenses	$3,528	$4,273

Note 15. Land, Property, and Equipment

Long-lived assets consist of property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million in the nine months ended December 31, 2016. Long-lived asset impairment charges are presented in Long-lived assets impairment on the Condensed Consolidated Statements of Operations. See Note 2 Restructuring Charges.

There was no long-lived asset impairment during the nine months ended December 31, 2017.

The components of fixed assets are as follows:

(in thousands)	December 31, 2017	March 31, 2017
Land	$672	$672
Machinery and equipment	1,603	1,698
Office, computer and research equipment	5,473	6,012
Leasehold improvements	1,275	7,680
Land, property and equipment, gross	$9,023	$16,062
Less accumulated depreciation and amortization	(7,393)	(14,078)
Land, property and equipment, net	$1,630	$1,984

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
To remain competitive, the Company must continue to invest in new product development and/or in targeted sales and marketing efforts to launch new product features and lines. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change, purchasing decisions, meeting technical specifications or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in product research and development activities.
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
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2017, and 2016, by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
IBW	$5,223	$6,224	$(1,001)	$20,098	$18,989	$1,109
ISMS	5,802	5,525	277	14,662	14,773	(111)
CNS	2,650	3,234	(584)	12,721	13,817	(1,096)
Consolidated revenue	$13,675	$14,983	$(1,308)	$47,481	$47,579	$(98)
IBW revenue was $5.2 million and $20.1 million in the three and nine months ended December 31, 2017, compared to $6.2 million and $19.0 million in the same periods in the prior year. The decrease in revenue in the three months ended December 31, 2017 was due primarily to a decrease in sales of DAS conditioners, commercial repeaters, and system components, partially offset by an increase in public safety products. The increase in revenue for the nine months ended December 31, 2017, was primarily driven by increases in sales of DAS conditioners, public safety products, and system components, partially offset by a drop in sales of commercial repeaters. While the market for our Universal DAS Interface Tray (UDIT), a stand-alone active DAS conditioner, remains strong, the market is expected to shift to where the primary function of stand-alone conditioners, attenuating the RF signal, is integrated into larger network elements, such as the DAS head-end. It is also expected that the market for commercial repeaters will either remain flat or continue to decline, as customers continue to shift to other forms of commercial in-building coverage, such as small cells. The IBW public safety market is expected to grow as local municipalities pass and enforce ordinances that define in-building cellular communication coverage for public safety in buildings.
ISMS revenue was $5.8 million and $14.7 million in the three and nine months ended December 31, 2017, respectively, compared to $5.5 million and $14.8 million in the same respective periods in the prior year. The increase in revenue in the three months ended December 31, 2017 was driven primarily by increased sales of remote units. The decrease in revenue for the nine months ended December 31, 2017, was primarily due to a decrease in service revenue (both deployment and support), partially offset by increased product revenue (both remote units and Optima software). Due to the fact that our ISMS business is project-based, it is difficult to make a determination on future trends.
CNS revenue was $2.7 million and $12.7 million in the three and nine months ended December 31, 2017, respectively, compared to $3.2 million and $13.8 million in the same respective periods in the prior year. The decrease in revenue in the three months ended December 31, 2017 was driven primarily by lower sales of T1 NIUs. The decrease in revenue for the nine months ended December 31, 2017, was primarily due to lower sales of TMAs, T1 NIUs, and copper and fiber connectivity panels, and was partially offset by increased sales of integrated cabinets. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution panels are expected to remain steady. We expect T1 NIU and TMA revenue to decrease over time as these products are in declining markets.

Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2017	2016	Change	2017	2016	Change
IBW	47.3%	40.3%	7.0%	45.4%	30.2%	15.2%
ISMS	54.5%	50.6%	3.9%	51.2%	48.9%	2.3%
CNS	16.9%	23.1%	(6.2)%	27.4%	29.1%	(1.7)%
Consolidated gross margin	44.4%	40.4%	4.0%	42.4%	35.7%	6.7%

The consolidated gross margins increased in the three and nine months ended December 31, 2017 compared to the same periods in the prior year. The increases were driven primarily by the IBW segment margin increases, which were largely due to the outsourcing of final assembly and test operations, plus in the nine month period ended December 31, 2016, a one-time charge of $1.4 million for obsolete inventory associated with the Company’s decision to discontinue the ClearLink DAS program in the quarter ended June 30, 2016. The ISMS and CNS segment gross margin changes were primarily attributable to product revenue mix changes within each of those segments as noted above.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
IBW	$750	$1,307	$(557)	$3,656	$5,265	$(1,609)
ISMS	547	805	(258)	1,635	3,336	(1,701)
CNS	245	302	(57)	732	1,417	(685)
Consolidated research and development expense	$1,542	$2,414	$(872)	$6,023	$10,018	$(3,995)
Consolidated research and development expenses decreased by $0.9 million and $4.0 million in the three and nine months ended December 31, 2017, respectively, compared to the same periods in the prior year. The decreases were part of the Company’s resetting of its expense structure, which included R&D expense reductions across all three segments to a level more suitable to current revenues.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated sales and marketing expense	$1,950	$1,943	$7	$6,278	$8,220	$(1,942)
Sales and marketing expense was flat and decreased $1.9 million in the three and nine months ended December 31, 2017, respectively, compared to same periods in the prior fiscal year. The decrease in the nine months ended December 31, 2017, was part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses in our sales and marketing organization.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated general and administrative expense	$1,502	$1,777	$(275)	$5,022	$6,340	$(1,318)
Consolidated general and administrative expense decreased $0.3 million and $1.3 million in the three and nine months ended December 31, 2017, respectively, compared to the same periods in the prior fiscal year. These decreases were part of the Company’s recent resetting of its expense structure, including lower payroll and headcount related expenses across the various G&A functions, including information technology, accounting and finance, auditing, human resources, and legal.

Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated intangible amortization	$1,047	$1,212	$(165)	$3,142	$3,613	$(471)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease in the three and nine months ended December 31, 2017, compared to the same periods in the prior fiscal year resulted primarily from repeater product intangibles from the acquisition of Cellular Specialties, Inc. becoming fully amortized.
Restructuring
In the nine months ended December 31, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring). There was no restructuring expense in the three months ended December 31, 2017.
In the second quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $0.5 million and $3.1 million in the three and nine months ended December 31, 2016. The 2017 restructuring costs totaled $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to losses on leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs.
Long-lived assets impairment
There were no long-lived assets impaired during the nine months ended December 31, 2017. Due to a significant adverse change in the business climate connected to the ClearLink DAS development project, the Company determined indicators of impairment were present as of June 30, 2016. The Company determined that equipment related to development and manufacturing of this product was fully impaired and recorded an impairment charge of $1.2 million during the nine months ended December 31, 2016. The three and nine months ended December 31, 2016, also include a $31,000 intangible impairment charge associated with the customer list acquired from the previous ANTONE acquisition for TMA products sold in the CNS segment which is presented in the Intangible amortization line on the Statement of Operations.

Other income, net

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Consolidated other income (expense)	$79	$(15)	$94	$799	$76	$723
Other income, net contains interest income earned on cash and cash equivalents and foreign currency gains and losses. During the nine months ended December 31, 2017, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the NoranTel legal entity. The remaining foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax expense
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.  As a result, a blended federal rate of 30.75% is required for the current year income tax expense. Further, the Company is required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which the items are expected to be recovered or settled. During the third quarter, the Company recorded provisional amounts as a result of the re-measurement of the Company’s net deferred tax asset did not result in income tax expense due to the Company’s full valuation allowance position.
The final transition impacts of the Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in our Form 10-K for our current fiscal year ending March 31, 2018.
As of December 31, 2017, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward, which does not expire and is now carried as a tax receivable since, under new federal tax law, the Company expects to recover the entire amount by 2022 via a tax refund. Previously, there was a valuation allowance against the entire AMT credit carryforward. In the third quarter, the Company is reversing the portion of the valuation allowance related to the AMT credit carryforward, resulting in a discrete tax benefit of $697,000.
The Company recorded $685,000 and $660,000 of income tax expense in the three and nine months ended December 31, 2017, respectively, using an effective income tax rate of 1.76% plus discrete items including the AMT tax benefit described above. The Company recorded $10,000 and $20,000 of income tax expense in the three and nine months ended December 31, 2016, respectively, using an effective rate of (0.13)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net income was $0.8 million and $0.9 million in the three and nine months ended December 31, 2017, respectively. Net loss was $1.8 million and $15.4 million in the three and nine months ended December 31, 2016, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2017, the Company had $21.5 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities. As of December 31, 2017, the Company also had $4.5 million in short-term investments which consisted of certificate of deposits.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Company’s operating activities generated cash of $5.1 million in the nine months ended December 31, 2017, which resulted primarily from $0.9 million in net income, adjusted for non-cash charges of $3.6 million of amortization, depreciation, restructuring, non-recurring foreign currency gain, loss on sale of fixed assets, release of tax valuation allowance related to the AMT tax credits and stock-based compensation expense and $0.5 million generated from net working capital. The Company’s investing activities used cash of $4.8 million, which resulted from investing in short-term investments and capital equipment purchases. In the nine months ended December 31, 2017, the Company’s financing activities used $0.6 million of cash resulting primarily from the purchase of treasury stock.
As previously mentioned, the Act reduces the corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result of the Act, the Company was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which the items are expected to be recovered or settled. The re-measurement of Company’s net deferred tax asset did not result in income tax expense due to the Company’s full valuation allowance position. Total net deferred tax assets decreased in the quarter ended December 31, 2017, by $14.3 million, which includes a reclassification of the AMT credit to long term receivable, discussed in the tax expense section above. As of December 31, 2017, the Company had net deferred tax assets of approximately $38.6 million before a valuation allowance of $38.6 million.
Illinois enacted an income tax increase on July 6, 2017, however, due to the Company's full valuation allowance position, this rate change is not expected to have a profit or loss impact in the second quarter or any periods in the foreseeable future. The second quarter fiscal 2018 increase in the Company's net deferred tax assets related to the tax rate increase is $0.8 million, and there is a corresponding increase to the Company's valuation allowance.
Also, as of December 31, 2017, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company received a cash dividend payment of $59,000 from AKA during the nine months ended December 31, 2017.
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2017, except as described below.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount less payment discounts and estimated allowance for doubtful accounts. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically identified customer risks. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company provides allowances for bad debts against amounts due to reduce the net realized receivable to the amount it reasonably believes will be collected.  In certain of the Company’s contracts, contractual billings do not coincide with revenue recognized on the contract.  Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and, generally, become billable at contractually specified dates.  Unbilled amounts are expected to be collected within one year.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 1 - 31, 2017	18,024	$2.8773	18,024	$1,721,196
November 1 - 30, 2017	17,337	2.8376	2,100	1,715,121
December 1 - 31, 2017	66	3.9800	—	1,715,121
Total	35,427	$2.8599	20,124	$1,715,121

(a)
In the three months ended December 31, 2017, the Company repurchased 15,303 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.83 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.7 million remaining under the May 2017 authorization as of December 31, 2017.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Resignation Letter of Matthew B. Brady, dated November 20, 2017 (incorporated by reference to Exhibit 10.1 of the Westell Technologies, Inc. Form 8-K filed on November 27, 2017).

Exhibit 10.2	Offer Letter for Kirk R. Brannock, dated November 24, 2017 (incorporated by reference to Exhibit 10.2 of the Westell Technologies, Inc. Form 8-K filed on November 27, 2017).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on November 30, 2017.

Exhibit 10.4	Severance agreement for Jesse Swartwood, dated February 7, 2018.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 9, 2018	By:	/s/ Kirk R. Brannock
Kirk R. Brannock
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer