Form 10-K
period 2018-03-31
WESTELL TECHNOLOGIES INC
filed 2018-05-25
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2017 (based upon an estimate that 73% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $26 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 14, 2018, 12,243,927 shares of the registrant’s Class A Common Stock were outstanding and 3,484,287 shares of the registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2018 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2018, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
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
Segment Reporting
The Company has three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management and Services (ISMS), and Communications Network Solutions (CNS).
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna system (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
ISMS Segment
The ISMS segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
CNS Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Industry Trends and Market Solutions
In-Building Wireless (IBW)
IBW solutions, including DAS and small cell installations, have increased dramatically in the last decade, driven by the trend where more and more mobile communication use is taking place indoors. Recent studies show that over 80% of all mobile communication now either originates or terminates from within buildings. More people are using mobile devices and data-intensive services in areas such as stadiums, arenas, malls, universities, hospitals, airports, resorts, convention centers, office buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. As end-user bandwidth demands continue to increase, the greater the demand for reliable networks that can manage the increased coverage and capacity requirements.
In addition to the increase in commercial use of mobile devices indoors, demand is also increasing for in-building wireless coverage for the public safety sector. First responders, such as firefighters, police and other law enforcement officers, and emergency medical service (EMS) personnel, are also in need of more modern high-bandwidth mobile communication capabilities beyond the traditional two-way land mobile radios (LMRs). More and more local municipalities with jurisdiction to define in-building public safety coverage are requiring public safety mobile communication coverage in buildings. Additionally, at the federal level, the First Responder Network Authority (FirstNet) radio spectrum was recently awarded to AT&T to build-out the first nationwide broadband public safety network, which can carry high-speed data, location information, images, etc.
Our IBW solutions include:
•DAS Conditioners (Commercial Market) - These units attenuate the high-powered radio frequency (RF) source from base transceiver system (BTS) to lower-powered RF required for the DAS. We offer both passive and active DAS conditioners, both of which can accommodate the majority of North American wireless service provider's frequency bands, with numerous port configuration options. Our active DAS conditioner, the Universal DAS Interface Unit (UDIT), is also a remotely manageable, high density, space saving unit with additional advanced features like spectrum analysis and tone generators to help test and analyze RF signal measurement data.
•Repeaters (Commercial Market) - These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal to noise performance necessary to optimize wireless service seamlessly throughout a building or structure.
•Repeaters (Public Safety Market) - For the past two years, we have also been offering repeaters specifically for the public safety market. While these products perform essentially the same function as commercial repeaters, they are dedicated only to public safety frequency bands that are distinct from commercial service, and meet the strict National Fire Protection Association (NFPA) regulatory requirements.
•Battery Backup Unit (Public Safety Market) - During fiscal year 2018, we introduced our NFPA-compliant battery backup unit. NFPA requires up to twenty-four hours of battery backup for public safety equipment, such as repeaters. Broadening our product portfolio is an important step toward our goal of offering a comprehensive solution for the in-building public safety market.
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
Intelligent Site Management and Services (ISMS)
Communication service providers and cell tower operators were initially focused on network coverage, then priority shifted to network availability and capacity continues to be a primary concern. With the continual requirements to managing faster speeds and higher capacity, more intelligence continues to be moving to the network edge (e.g., cell sites and in-building systems). This has increased the importance of the edge support infrastructure, such as environmental controls, power systems, and security.
Our ISMS solutions provide M2M communication, enabling operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:
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
Our ISMS solution features the Westell Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before service affecting outages occur.
Our solutions reduce network operating costs; improve network performance, including quality, reliability, and availability; and improve site security.
Communication Network Solutions (CNS)
Building a communications network that can sustain harsh environmental conditions, while providing the required reliability to keep customers happy, can be a challenge, especially while trying to minimize costs. Whether it’s an industrial, utility, transportation, or telecommunications network, the connections between devices must effectively, efficiently, and safely carry and process signals throughout the infrastructure (cables, racks, enclosures, power distribution, etc.) while providing remote management capabilities.
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
Customers
The Company's principal customers include communications service providers, systems integrators, neutral host operators, and distributors. Service providers include wireless and wireline carriers, cable or multiple systems operators (MSOs), and Internet service providers (ISPs).
Continuous industry consolidation among North American service providers continues to reduce the number of customers for our products and solutions. As a result, the Company depends on fewer, but larger customers for the majority of its revenues. The Company’s largest two customers, Verizon, and AT&T accounted for 18.0% and 12.5%, respectively, of the Company's consolidated revenues in fiscal year 2018.
Customers outside North America, which are primarily located in Australia, Latin America including Mexico, and South Africa, represented an aggregate total of approximately $5.4 million and $5.8 million of the Company’s revenues in fiscal years 2018 and 2017, respectively, which represents approximately 9.2% and 9.3% of the Company's total revenues in such years.
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
Supply Chain
With the exception of power distribution panels, which are manufactured in-house, we outsource manufacturing to both domestic and international contract manufacturers (CMs). Some products, such as integrated cabinets, TMAs, remotes, and public safety products, undergo final top-level assembly and testing at our Aurora, Illinois facility. Within the IBW segment, UDIT and commercial repeaters are fully outsourced, including final top-level assembly and testing, at a CM located in Tilton, New Hampshire. Within the ISMS segment, remotes are manufactured at another CM located in Oak Creek, Wisconsin. In fiscal year 2018, Westell spend at our two largest CMs by dollar value were $8.3 million and $3.7 million.
Reliance on third-party CMs involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, the Company has direct supplier relationships and contracts for these items, and may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or delayed or lost business.
A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our own facilities and at the CMs. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new products and solutions that meet market demands and customer needs is a critical component for success. We therefore expect to continue to devote resources to research and development (R&D). In fiscal years 2018 and 2017, the Company's R&D expenses were approximately $7.4 million and $12.4 million, respectively.
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
Employees
As of May 1, 2018, the Company had one part-time employee and 114 full-time employees for a total of 115 employees.
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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $329.6 million as of March 31, 2018.
We expect to continue to evaluate new product and growth opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. Although we have made signification progress reducing costs in fiscal years 2018 and 2017, we cannot provide any certainty that we will be profitable in the future.
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
There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future, particularly as customer demand shifts to new technology or the next generation of products. Additionally, we rely on third parties to perform a portion of our research and development activities. Accordingly, the failure of third party research partners to perform under agreements entered into with us, or our failure to renew important agreements with these third party research parties, may delay or curtail our research and development efforts. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, our product sales may decrease and our competitive position, financial condition and results of operations could be materially and adversely affected.
We may experience significant delays or other complications in bringing to market and ramping production of new products, such as our new product safety products. Currently, there are competitive products in the public safety market that have already launched.
The decision to curtail the development of new products or other complications in the development, manufacture, launch, and production ramp of any future product, have in the past and could in the future materially damage our business, prospects, financial condition, and operating results.

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
We have long-term customer pricing contracts but few long-term contracts or arrangements with our suppliers, which could adversely affect our ability, with certainty or economically, to purchase components and technologies used in our products.
Although we have long-term customer pricing contracts, we have few long-term contracts or arrangements with our suppliers. We may not be able to obtain products or components at competitive prices, in sufficient quantities or under other commercially reasonable terms. Because of our long-term customer pricing contracts, we may be unable to pass any significant increase in product costs on to our customers, which could have an adverse impact on our financial condition and results of operations.
Our lack of backlog and market visibility may affect our ability to adjust for unexpected changes in customer demand.
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
We face significant inventory risk.
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
Prior to selling products to service providers, we must undergo the lengthy approval and purchase processes of our customers. Evaluation can take as little as a few months for products that vary slightly from existing products or up to a year or more for products based on new technologies or utilized for new service offerings. Customers may also choose not to utilize our offerings. Accordingly, we are continually submitting successive generations of our current products as well as new products to our customers for approval.
The requirement that service providers obtain FCC or state regulatory approval for most new telecommunications and broadband services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse effect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals, or that ensuing sales of such products will continue to occur.
Our business is subject to the risks of international operations.
We are dependent on our independent offshore manufacturing partners in Asia to manufacture, assemble and test our products. Although there typically is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue and/or incur contractual penalties. Our reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our CMs are generally expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.
We aim to derive an increased portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, such as economic, political, and other risks and uncertainties, including, but not limited to, regional or country specific economic downturns, changes to tax laws, fluctuations in currency exchange rates, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability, significant natural disasters and other events or factors impacting local infrastructure. Requirements for international expansion may increase our operating expenses or working capital needs.
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
We rely on third parties for technology in our products. Consequently, we must rely upon third parties to develop and to introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the telecommunications industry. Were the Company to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to the Company under reasonable terms and conditions, the Company’s business and results of operations could be materially and adversely affected.
Potential product recalls, service failures and warranty expenses could adversely affect our profitability.
Our products are required to meet rigorous standards imposed by our customers, and we warrant the performance of these products and services. In addition, our supply contracts with our major customers typically require us to accept returns of products within certain time frames and indemnify such customers against certain liabilities arising out of the use of our products or services. Complex products such as those offered by us may contain undetected defects or failures when first introduced or as new versions are released. Despite our testing of products and our comprehensive quality control program, there is no guarantee that our products will not suffer from defects or other deficiencies. If product defects, recalls, warranty returns, failures, or indemnification or liquidated-damage claims exceed our anticipated costs for these items, our business could be harmed. Such claims and the associated negative publicity could result in the loss of or delay in market acceptance of our products and services, and could affect our product sales, our customer relationships, and our profitability.
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
We are dependent on independent contract manufacturers. During fiscal year 2017, the Company increased reliance on a single contract manufacturer to fully outsource final assembly and test operations for its IBW products.

Any disruption in assembly, test or shipment services, delays in manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstances that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these contract manufacturers and result in their insolvency or their inability to meet their commitments to us. These factors could result in reduced revenues and could negatively impact our financial condition and results of operations.
Regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions concerning the supply of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC). As a result, the SEC established annual disclosure and reporting requirements for those companies who may use conflict minerals sourced from the DRC in their products.  There are costs associated with complying with these disclosure requirements, including diligence costs to determine the sources of conflict minerals used in our products. These requirements also could limit the pool of suppliers who can provide conflict-free minerals and, as a result, we cannot ensure that we will be able to obtain products with these minerals at competitive prices. In addition, we may face challenges with our customers or with our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of the minerals used in our products.
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
Our indemnification obligations for infringement by our products of the rights of other could require us to pay substantial damages.
As is common in our industry, we have a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnities varies, the duration of these indemnities is generally perpetual after execution of an agreement, and the maximum potential amount of future payments we could be required to make under these indemnities is often unlimited. Any indemnification claims by customers could require us to incur significant legal fees and could potentially result in our payment of substantial damages, and our insurance generally would not cover these fees or damages. As a result, the occurrence of any of these risks could have a material adverse effect on our business and result of operations.

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
We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A valuation allowance was recorded against all deferred tax assets in the fourth quarter of fiscal year 2013. The Company remains in a full valuation allowance position as of March 31, 2018. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.
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
The telecommunications industry, including most of our customers, is subject to regulation from federal and state agencies, including the FCC and various state public utility and service commissions. While most of these regulations do not affect us directly, the effects of regulations on our customers may adversely impact our business and operating results. For example, FCC regulatory policies affecting the availability of telecommunication company services and other terms on which telecommunication companies conduct their business may impede our penetration of local access markets, and/or make the markets less financially attractive.
Our inability to successfully maintain business continuity could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. A disruption or failure of these systems or operations because of relocation, the failure to successfully upgrade our systems, a disaster, or other business continuity event could cause data corruption, missing data or data lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster or other event would be effective or occur in an efficient manner. Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses.
Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could adversely affect our business and financial results.
Our business systems collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain.

We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.

Risks Related to Our Common Stock

Our stock may be delisted from the Nasdaq Capital Market, which could affect its market price and liquidity.
Our Class A Common Stock is currently listed on the Nasdaq Capital Market under the symbol “WSTL.” In the event that we fail to maintain compliance with the applicable listing requirements, our Class A Common Stock could become subject to delisting from the Nasdaq Capital Market.
On July 1, 2016, we were notified by the Listing Qualifications Staff that our Class A Common Stock was not in compliance with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our Class A Common Stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We regained compliance with the Bid Price Requirement as a result of a one-for-four reverse stock split we effected on June 7, 2017.

Though the bid price of our Class A Common Stock has remained above $1.00 per share since the reverse stock split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our Class A Common Stock could become subject to delisting again, and we may need to seek stockholder approval for an additional reverse stock split. A second reverse stock split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our Class A Common Stock. For example, a second reverse stock split could make it more difficult for us to comply with other listing standards of Nasdaq, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. Although we are currently in compliance with all of the listing standards for listing on Nasdaq, we cannot provide any assurance that we will continue to be in compliance in the future.
The recent reverse stock split of our shares of Class A Common Stock may decrease the market trading liquidity of the shares due to the reduced number of shares outstanding.
In June 2017, we effected a one-for-four reverse stock split of our shares of Class A Common Stock in order to increase the bid price to more than $1.00 per share and thus maintain the listing for our Class A Common Stock on the NASDAQ Capital Market. The liquidity of the shares may be adversely affected by the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots (less than 100 shares) of our Class A Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.
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
As of May 14, 2018, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 49.6% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 53.5% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination calendar year	Segment
Aurora, IL	Corporate headquarters, office, CNS distribution and manufacturing	83,000	2020
Dublin, OH	Design center	9,465	2019	ISMS
Manchester, NH	IBW distribution and manufacturing	16,932	2018	IBW
Manchester, NH	IBW office	20,700	2018	IBW
During the fourth quarter of fiscal year 2017, the Company executed a three-year lease beginning in October 2017 for approximately 83,000 square feet for our Aurora, Illinois headquarters facility. This is a reduced footprint at our Aurora, Illinois headquarters facility and is more suitable to our current operation. This lease is expected to generate cash savings of approximately $2.0 million annually, compared to our prior lease, which covered approximately 179,000 square feet.
During fiscal year 2017, the Company consolidated space in New Hampshire, and is utilizing approximately 7,300 square feet of the IBW office space. It is currently evaluating a replacement lease for the IBW office in New Hampshire. The lease for the IBW distribution and manufacturing facility, which was not utilized during fiscal year 2018, ended April 30, 2018.
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
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, which has been dismissed, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the dismissed case, the customer provided an initial allocation of their defense costs in a range of up to $160,000 at this time. The Company does not have a best estimate within the range or a true lower limit of the range, and therefore, we can only disclose the range. For the settled case, the Company has not been involved in any settlement discussions nor informed by the customer of any settlement details and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure of this claim, which will vary depending upon the settlement reached by the customer and the Company's contribution ratio.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
The Company’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “WSTL”. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A Common Stock as reported by NASDAQ.

	High	Low
Fiscal Year 2018
First Quarter ended June 30, 2017	$3.40	$2.44
Second Quarter ended September 30, 2017	$3.74	$2.75
Third Quarter ended December 31, 2017	$4.60	$2.73
Fourth Quarter ended March 31, 2018	$4.15	$3.00
Fiscal Year 2017
First Quarter ended June 30, 2016	$5.16	$2.64
Second Quarter ended September 30, 2016	$3.00	$1.92
Third Quarter ended December 31, 2016	$2.88	$1.76
Fourth Quarter ended March 31, 2017	$3.80	$2.28
As of May 14, 2018, there were approximately 557 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2018, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 2018	—	—	—	$1,715,121
February 2018	3,671	$3.2800	—	$1,715,121
March 2018	1,405	$3.2000	—	$1,715,121
Total	5,076	$3.2600	—	$1,715,121

(a)
In the quarter ended March 31, 2018, the Company repurchased 5,076 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $3.26 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company could repurchase up to an additional aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.7 million remaining under the May 2017 authorization as of March 31, 2018.

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
The Company has three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management and Services (ISMS), and Communications Network Solutions (CNS).
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna system (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
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
ISMS Segment
The ISMS segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
CNS Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
Customers
The Company’s customer base for its products is highly concentrated and includes communication service providers, systems integrators, neutral host operators, and distributors. Communication service providers include wireless and wireline service providers, multiple systems operators (MSOs), and Internet service providers (ISPs). Due to the stringent customer quality specifications and the regulated environment in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. Prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
New Chief Executive Officer
On May 9, 2018, the Company announced that the Board of Directors had appointed Alfred S. John as President and Chief Executive Officer effective May 21, 2018. Mr. John succeeded Kirk R. Brannock who was serving as the interim President and Chief Executive Officer.
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
Revenue recognition, where software is more than incidental to the product as a whole or, where software is sold on a stand-alone basis occurs when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services is recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.
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
The Company records revenue net of taxes in accordance with ASC Topic 605, Revenue Recognition (ASC 605).
The Company will adopt ASC Topic 606, Revenue from Contracts with Customers (ASC 606) effective April 1, 2018.

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
Results of Operations
Fiscal Years Ended March 31, 2018 and 2017

Revenue by segment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
IBW	$23,265	$25,933	$(2,668)
ISMS	19,350	19,321	29
CNS	15,962	17,711	(1,749)
Consolidated revenue	$58,577	$62,965	$(4,388)
IBW segment revenue decreased $2.7 million, primarily due to lower sales of commercial repeaters. While repeaters are still a reliable and proven solution for amplifying cellular coverage inside a building, we have been experiencing a decrease in demand as our larger customers have had a stronger preference for small cells to provide cellular coverage.
Adding to the decrease was lower sales of both passive DAS conditioners and our Universal DAS Interface Tray (UDIT) active conditioner. The overall market for these stand-alone conditioners is expected to continue to decline over time, as their key function, the attenuation of the RF signal from its high-power source to low-power required for a DAS, becomes more integrated into the DAS head-ends themselves (or in some applications, a low enough power level may already be provided by the RF source). The market for passive conditioners began to decline considerably when our UDIT became available early in our fiscal year 2015. Since then, UDIT demand grew, including a record quarterly revenue level in the second fiscal quarter of 2018. But because of the aforementioned overall market dynamic for standalone conditioners, we continue to anticipate UDIT demand to trend down over time. Additionally, in the fourth fiscal quarter of 2018, one service provider that had previously been a large UDIT buyer made an unexpectedly abrupt network architecture shift to an alternative, non-DAS solution for their in-building coverage. If this trend continues, we expect UDIT revenue to decline further, with its primary market coming from capacity expansions at existing sites where embedded DAS networks included UDIT.
Revenue growth for the Company’s public safety repeaters and ancillary products (passive system components and antennas) partly offset the commercial repeater and DAS conditioner decreases. Going forward, we expect growth for the IBW segment to come from the in-building public safety market, and the Company plans to further expand its portfolio of products to address this market. The Company is also seeking IBW opportunities in the emerging network densification initiatives and small cell deployments that customers are embracing, particularly as it relates to laying the ground work for the expected transition from fourth generation (4G) to fifth generation (5G) wireless coverages. We are also anticipating revenue growth for ancillary products, which are needed in almost all in-building cellular installations, both for the commercial and public safety markets.
ISMS segment revenue was essentially flat in fiscal year 2018 when compared to fiscal year 2017. However, sales of remote units increased in fiscal 2018, which was equally offset by lower services revenue. Remote units, which are the network devices used for on-site processing, is where the Company consistently generates the majority of its revenue in this segment. The primary driver for the increase was a renewed emphasis, starting in the second fiscal quarter of 2018, by one of our top existing ISMS customers to invest more in remote monitoring. On the other hand, this same customer contributed to the services revenue decrease, as it reduced the number of installation jobs following our price increase for that service and it also changed its support services model from annual commitments to pay-as-you-need.
CNS segment revenue decreased $1.7 million in fiscal year 2018 when compared to fiscal year 2017, due primarily to the expected lower sales of T1 NIUs and TMAs, as the products serve declining markets. Partly offsetting these declines was higher sales of integrated cabinets, primarily driven by increased network expansion by a rural wireline service provider.

For CNS, we expect T1 NIU and TMA revenue to continue to decrease, while sales of integrated cabinets, which are heavily project-based, to remain uneven. The other two CNS product lines, power distribution and copper/fiber connectivity products, are expected to remain steady.

Revenue by product and services	Fiscal Year Ended March 31,
(in thousands)	2018	2017
Products	$53,459	$56,530
Products percentage of total revenue	91.3%	89.8%
Services	5,118	6,435
Services percentage of total revenue	8.7%	10.2%
Total revenue	58,577	62,965
Services revenue was 8.7% of total revenue in fiscal year 2018, compared to 10.2% in fiscal year 2017. The Company generates all of its services revenue within the ISMS segment, which as previously noted, consists of support services (maintenance agreements) and deployment services (installation). It is anticipated that services revenue will remain under 10% of total revenue, although it is possible it could exceed this threshold.

Gross profit and gross margin	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
IBW	$10,653	$8,671	$1,982
	45.8%	33.4%	12.4%
ISMS	$9,959	$9,778	$181
	51.5%	50.6%	0.9%
CNS	$4,555	$5,300	$(745)
	28.5%	29.9%	(1.4)%
Consolidated gross profit	$25,167	$23,749	$1,418
Consolidated gross margin	43.0%	37.7%	5.3%
In fiscal year 2018, consolidated gross margin increased 5.3% compared to fiscal year 2017. Company-wide cost reductions were an overall driver to improved gross margins across the three business segments. There were also other factors that caused year-over-year changes within each segment as follows:
IBW segment gross margin increased the largest, by 12.4%, due to two additional factors. First, we improved our cost structure, which involved shutting down final assembly and test operations in-house at our Manchester, NH, location and transferring that activity to an existing contract manufacturer. Second, we had a $1.6 million of non-recurring charge in fiscal year 2017 associated with excess and obsolete inventory and purchase commitments related to the discontinued ClearLink DAS program as detailed in the overview section above.
ISMS segment gross margin increased slightly, by 0.9%. Additional factors included improved deployment services margins and an overall favorable revenue mix among hardware (remote units), software (Optima), support services, and deployment services.
CNS segment gross margin decreased slightly, by 1.4%. Additional factors included higher charges for excess and obsolete inventory and a less favorable revenue mix among integrated cabinets, power distribution, network connectivity, T1 NIUs, and TMAs.

Research and development (R&D)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
IBW	$4,141	$6,738	$(2,597)
ISMS	2,264	3,955	(1,691)
CNS	970	1,674	(704)
Consolidated R&D expense	$7,375	$12,367	$(4,992)
Percentage of Revenue	13%	20%

In fiscal year 2018, R&D expense decreased $5.0 million compared to fiscal year 2017. While the Company reduced its R&D expenses across all three segments down to a level more suitable to current revenues, one large reason for the lower R&D expenses in fiscal year 2018 was the full year impact of the fiscal year 2017 discontinuation of the development of the ClearLink DAS program as detailed in the overview section above.

Sales and marketing (S&M)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
Consolidated S&M expense	$8,290	$10,344	$(2,054)
Percentage of Revenue	14%	16%
In fiscal year 2018, sales and marketing expense decreased $2.1 million compared to fiscal year 2017. The decrease was due primarily from lower payroll related expenses in our sales organization.

General and administrative (G&A)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
Consolidated G&A expense	$6,602	$7,991	$(1,389)
Percentage of Revenue	11%	13%
In fiscal year 2018, general and administrative expenses decreased $1.4 million compared to fiscal year 2017. The reduction resulted primarily due to lower payroll and headcount related expenses.

Intangible amortization	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
Consolidated intangible amortization	$4,189	$4,764	$(575)
The intangible assets consist of product technology, customer relationships, trade names, and backlog derived from acquisitions. The decrease of $0.6 million in fiscal year 2018 compared to fiscal year 2017 resulted primarily from product related intangibles from the HyperEdge, Noran Tel, and the non-compete intangible from the Kentrox acquisition becoming fully amortized. The fiscal year 2017 also includes a $31,000 intangible impairment charge associated with the customer list acquired from the previous ANTONE acquisition for TMA products sold in the CNS segment.

Restructuring	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2018	2017	2018 vs. 2017
Consolidated restructuring expense	$165	$3,155	$(2,990)
In fiscal year 2018, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring).
In fiscal year 2017, the Company approved a plan to restructure its business (the 2017 restructuring), including discontinuing development of the ClearLink DAS, a general reduction of headcount that spanned all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. The Company recognized a restructuring expense of $3.2 million in the twelve months ended March 31, 2017, inclusive of non-cash charges of approximately $1.2 million related to leased facilities, $1.3 million of employee termination costs, and $0.7 million of other associated costs. In addition to the restructuring expense, a $1.2 million impairment charge of fixed assets and $1.6 million of E&O expense for ClearLink DAS inventory and pipeline inventory was recorded in the twelve months ended March 31, 2017, associated with the IBW segment. This restructuring was substantially completed by March 31, 2017.
Long-lived assets impairment
In fiscal year 2017, the Company recognize a $1.2 million impairment charge on fixed assets related to the ClearLink DAS, which were associated with the IBW segment (See Restructuring above). There was no long-lived assets impairment in fiscal year 2018.
Other income (expense)
Other income (expense), net was income of $0.9 million and $0.2 million for fiscal years 2018 and 2017, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses. In fiscal year 2018, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the

NoranTel legal entity. The remaining foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax (expense) benefit
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.  As a result, a blended federal rate of 30.75% is required for the current year income tax expense. Further, the Company is required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which the items are expected to be recovered or settled. During the third quarter of fiscal year 2018, the Company recorded provisional amounts as a result of the re-measurement of the Company’s net deferred tax asset did not result in income tax expense due to the Company’s full valuation allowance position.The final transition impacts of the Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in our Form 10-K for our current fiscal year ending March 31, 2019. As of December 31, 2017, the Company has $0.7 million of federal alternative minimum tax ("AMT") credit carryforward, which does not expire and is now carried as a tax receivable since, under new federal tax law, the Company expects to recover the entire amount by 2022 via a tax refund. Previously, there was a valuation allowance against the entire AMT credit carryforward. In the third quarter, the Company reversed the portion of the valuation allowance related to the AMT credit carryforward, resulting in a discrete tax benefit of $0.7 million during fiscal year 2018.
Income tax benefit in fiscal year 2018 was $0.6 million. Income tax expense in fiscal year 2017 was $58,000 that resulted from foreign tax and state tax based on gross margin. In fiscal years 2018 and 2017, the Company continued to maintain a full valuation allowance on deferred tax assets.
Net income (loss)
Net income was $31,000 and net loss was $15.9 million in fiscal years 2018 and 2017, respectively. The changes were due to the cumulative effects of the variances identified above.
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
Liquidity and Capital Resources
Overview
At March 31, 2018, the Company had $25.0 million in cash and cash equivalents and $2.8 million of short-term investments.
The Company believes that the existing sources of liquidity and other financing alternatives along with and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.

The Company’s operating activities generated cash of $6.9 million and used cash of $7.0 million in fiscal years 2018 and 2017, respectively. Cash generated in fiscal year 2018 resulted primarily from almost break even net income which includes $6.2 million of depreciation, amortization, long-lived asset impairments, and stock-based compensation expense, $0.2 million of restructuring charges and a $1.8 million increase in working capital. Cash used in fiscal year 2017 resulted primarily from $15.9 million of net loss that includes, $8.9 million of depreciation, amortization and stock-based compensation expense, $3.2 million of restructuring charges and a $3.2 million decrease in working capital.
The Company’s investing activities used cash of $3.2 million and generated cash of $10.0 million in fiscal years 2018 and 2017, respectively. In fiscal year 2018, the Company had net purchases of short-term investments of $2.8 million and used $0.4 million for the purchases of capital property and equipment. In fiscal year 2017, the Company had net sales of short-term investments of $10.6 million and used $0.6 million for the purchases of capital property and equipment.
The Company’s financing activities used cash of $0.6 million and $0.3 million in fiscal years 2018 and 2017, respectively. The Company purchased $0.6 million and $0.2 million of its outstanding stock, in fiscal years 2018 and 2017, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units which is recorded as treasury stock. The Company paid $0.2 million of contingent consideration in fiscal year 2017 related to the acquisition of ANTONE. The contingent consideration was paid in full as of September 30, 2016.
As of March 31, 2018, the Company had net deferred tax assets of approximately $37.1 million before a valuation allowance of $37.1 million. Also, as of March 31, 2018, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firms are set forth on pages 31—56 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 57 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2018 and 2017, and for each of the two fiscal years in the period ended March 31, 2018, together with the reports of the Independent Registered Public Accounting Firms, are set forth on page 31 through 56 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2018 and 2017, as applicable:
Schedule II - Valuation and Qualifying Accounts - page 57
Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.
(3) Exhibits

Exhibit Number	Document Description

2.1
Agreement and Plan of Merger, dated as of March 15, 2013, by and among Westell, Inc., Wes Acquisition Sub, Inc., Kentrox, Inc., and Investcorp Technology Ventures II, L.P. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 18, 2013).

2.2
Stock Purchase Agreement, dated as of March 1, 2014, by and among Westell, Inc., Cellular Specialties, Inc., the shareholders of Cellular Specialties, Inc., Scott T. Goodrich and R. Bruce Wilson, in their capacity as the sellers’ representative and each of Scott T. Goodrich, Fred N.S. Goodrich, Kelley Carr, and R. Bruce Wilson (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 18, 2015).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2017).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

9.1(a)
Third Amendment to Voting Trust Agreement, dated as of April 30, 2015 (incorporated herein by reference to Exhibit 1 to Amendment No. 16 to Schedule 13D filed by Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. filed on May 5, 2015).

10.1
Stock Transfer Restriction Agreement entered into by members of the Penny family, as amended (incorporated herein by reference to Exhibits 10.4 and 10.16 to the Company's Registration Statement No. 33-98024 on Form S-1).

10.2
Form of Registration Rights Agreement among Westell Technologies, Inc. and trustees of the Voting Trust dated February 23, 1994 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

*10.3	1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

*10.4	Offer Letter for Alfred S. John, date May 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2018).

*10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Alfred S. John on May 21, 2018.

*10.6	Form of Restricted Stock Unit Award Agreement for award granted to Alfred S. John on May 21, 2018.

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

*10.9(b)
Form of Restricted Stock Unit Award Agreement for awards granted subsequent to April 4, 2011, under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 2012).

*10.10(a)
Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.10(b)
Amendment No. 1 to the Form of Non-Qualified Stock Option Award under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015).

*10.11	Form of Stock Option Award Agreement for award granted to Alfred S. John on May 21, 2018.

*10.12
Form of Performance Stock Unit Award Agreement for awards granted subsequent to March 31, 2013 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2014).

*10.13
Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

*10.14
Westell Technologies, Inc. Incentive Compensation Plan (incorporated herein by reference to Annex B to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders filed on July 29, 2010).

*10.15	Summary of Director Compensation (incorporated herein by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed on September 15, 2017).

*10.16
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

*10.18
Form of Non-Qualified Stock Option Award granted subsequent to May 2010 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 18, 2013).

*10.19
Form of Performance Stock Unit Award Agreement for awards granted in fiscal year 2014 under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 18, 2013).

*10.20
Form of Restricted Stock Unit Award Agreement for award granted to the leadership team on November 1, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

*10.21	Employment agreement for Thomas P. Minichiello (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2013).

*10.22	Offer Letter for Kirk R. Brannock, dated September 26, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

*10.23
Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on March 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2018).

*10.24
Form of Restricted Stock Unit Award Agreement for award granted to Kirk R. Brannock on October 17, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

*10.25
Form of Non-Employee Director Restricted Stock Award (as amended) under the Westell Technologies, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

*10.26
Severance agreement for Jessee Swartwood, dated February 7, 2018 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for the quarter ended on December 31, 2017).

*10.27	Offer Letter for Kirk R. Brannock, dated November 24, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 27, 2017).

*10.28
Form of Restricted Stock Unit Award Agreement for award granted to J. Thomas Gruenwald on February 10, 2015 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015).

*10.29	Resignation Letter of Matthew B. Brady, dated November 20, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 27, 2017).

*10.30
Form of Restricted Stock Award Agreement for award granted to Kirk R. Brannock on July 7, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

*10.31
Form of Non-Qualified Stock Option Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

*10.32
Westell Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on July 29, 2015).

*10.33
Form of Non-Employee Director Restricted Stock Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

*10.34	Offer Letter for Matthew B. Brady, dated July 4, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 10, 2017).

*10.35
Letter Regarding Employment Agreement Matters to Thomas P. Minichiello, dated July 5, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2017).

*10.36
Form of Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

*10.37
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Matthew B. Brady on July 17, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2017).

*10.38
Form of Non-Qualified Stock Option Award Agreement for award granted to Matthew B. Brady on July 17, 2017 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2018.

WESTELL TECHNOLOGIES, INC.

By	/s/ Alfred S. John
Alfred S. John
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2018.

Signature	Title

/s/ Alfred S. John	President and Chief Executive Officer (Principal Executive Officer)
Alfred S. John

/s/ Thomas P. Minichiello	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Thomas P. Minichiello

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Dennis O. Harris	Director
Dennis O. Harris

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Cary B. Wood	Director
Cary B. Wood

/s/ Mark A. Zorko	Director
Mark A. Zorko

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Westell Technologies, Inc. and subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2018, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016

Chicago, Illinois
May 25, 2018

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2018	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,963	$21,778
Short-term investments	2,779	—
Accounts receivable (net of allowance of $95 and $90 at March 31, 2018 and 2017, respectively)	8,872	12,075
Inventories	9,222	12,511
Prepaid expenses and other current assets	816	1,409
Total current assets	46,652	47,773
Non-current assets:
Land, property and equipment, gross	8,381	16,062
Less accumulated depreciation and amortization	(6,780)	(14,078)
Land, property and equipment, net	1,601	1,984
Intangible assets, net	11,435	15,624
Other non-current assets	771	160
Total assets	$60,459	$65,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,903	$4,163
Accrued expenses	3,328	4,273
Accrued restructuring	63	1,171
Deferred revenue	1,790	2,359
Total current liabilities	7,084	11,966
Deferred revenue non-current	846	1,102
Accrued restructuring non-current	—	63
Other non-current liabilities	234	236
Total liabilities	8,164	13,367
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,145,743 and 12,015,043 (1) shares at March 31, 2018 and 2017, respectively	121	120	(1)
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287(1) shares at both March 31, 2018 and 2017	35	35	(1)
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	417,691	416,422	(1)
Treasury stock at cost – 4,633,871 and 4,440,660(1) shares at March 31, 2018 and 2017, respectively	(35,907)	(35,335)
Cumulative translation adjustment	—	608
Accumulated deficit	(329,645)	(329,676)
Total stockholders’ equity	52,295	52,174
Total liabilities and stockholders’ equity	$60,459	$65,541

(1) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2018	2017
Revenue
Products	$53,459	$56,530
Services	5,118	6,435
Total revenue	58,577	62,965
Cost of revenue
Products	31,829	36,119
Services	1,581	3,097
Total cost of revenue	33,410	39,216
Gross profit	25,167	23,749
Operating expenses
Research and development	7,375	12,367
Sales and marketing	8,290	10,344
General and administrative	6,602	7,991
Intangible amortization	4,189	4,764
Restructuring	165	3,155
Long-lived assets impairment	—	1,181
Total operating expenses	26,621	39,802
Operating income (loss)	(1,454)	(16,053)
Other income (expense), net	888	170
Income (loss) before income taxes	(566)	(15,883)
Income tax (expense) benefit	597	(58)
Net income (loss)	$31	$(15,941)

Net income (loss) per share:
Basic	$—	$(1.04)	(1)
Diluted	$—	$(1.04)	(1)
Weighted-average number of shares outstanding:
Basic	15,497	15,344	(1)
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(2)	210	—	(1)
Diluted	15,707	15,344	(1)
(1) All common stock (except authorized shares), equity share, and per share amounts have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
(2) The Company has 0.3 million and 1.2 million shares represented by common stock equivalents for the twelve months ended March 31, 2018 and 2017, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2018	2017
Net income (loss)	$31	$(15,941)
Other comprehensive income (loss):
Foreign currency translation adjustment	(608)	—
Total other comprehensive income (loss)	(608)	—
Total comprehensive income (loss)	$(577)	$(15,941)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2016 (1)	$118	$35	$414,832	$(35,174)	$608	$(313,735)	$66,684
Net income (loss)	—	—	—	—	—	(15,941)	(15,941)
Common stock issued	4	—	(4)	—	—	—	—
Purchase of treasury stock	(2)	—	—	(161)	—	—	(163)
Stock-based compensation	—	—	1,594	—	—	—	1,594
Balance, March 31, 2017 (1)	$120	$35	$416,422	$(35,335)	$608	$(329,676)	$52,174
Net income (loss)	—	—	—	—	—	31	31
Translation adjustment (2)	—	—	—	—	(608)	—	(608)
Common stock issued	3	—	(2)	—	—	—	1
Purchase of treasury stock	(2)	—	—	(572)	—	—	(574)
Stock-based compensation	—	—	1,271	—	—	—	1,271
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$—	$(329,645)	$52,295

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

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$31	$(15,941)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,957	6,144
Long-lived assets impairment	—	1,181
Stock-based compensation	1,271	1,594
Exchange rate loss (gain)	2	2
Loss (gain) on sale of fixed assets	22	27
Restructuring	165	3,155
Gain on disposal of foreign operations	(608)	—
Deferred taxes	(697)	(10)
Changes in assets and liabilities:
Accounts receivable	3,200	4,281
Inventories	3,289	987
Prepaid expenses and other current assets	593	491
Other assets	86	24
Deferred revenue	(825)	624
Accounts payable and accrued expenses	(4,057)	(8,320)
Accrued compensation	(484)	(1,250)
Net cash provided by (used in) operating activities	6,945	(7,011)
Cash flows from investing activities:
Maturities of held-to maturity short-term debt securities	—	12,621
Maturities of other short-term investments	2,232	—
Purchases of held-to maturity short-term debt securities	—	(2,066)
Purchases of other short-term investments	(5,011)	—
Purchases of property and equipment	(408)	(596)
Proceeds from sale of assets	2	—
Net cash provided by (used in) investing activities	(3,185)	9,959
Cash flows from financing activities:
Purchases of treasury stock	(574)	(163)
Payment of contingent consideration	—	(175)
Net cash provided by (used in) financing activities	(574)	(338)
Gain (loss) of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash and cash equivalents	3,185	2,609
Cash and cash equivalents, beginning of period	21,778	19,169
Cash and cash equivalents, end of period	$24,963	$21,778
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$28	$(108)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation:
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products, which are sold primarily to major telephone companies. During the second quarter ended September 30, 2017, the Company dissolved Noran Tel, Inc. (NoranTel) a wholly owned subsidiary of Westell, Inc. NoranTel's operations have been fully incorporated into Westell, Inc. As a result of the wind-up of NoranTel, the Company recognized a one-time $0.6 million  foreign currency translation gain, which is presented in Other income, net on the Consolidated Statements of Operations.
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
Short-term Investments
Certificates of deposit held for investment with an original maturity greater than 90 days and less than one year are carried at cost and reported as Short-term investments on the Consolidated Balance Sheets. The certificates of deposit are not debt securities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, and trade receivables. The Company currently invests its excess cash in prime money market funds. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000.

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
The components of inventories are as follows:

	March 31,
(in thousands)	2018	2017
Raw materials	$2,969	$3,871
Finished goods	6,253	8,640
Total inventories	$9,222	$12,511
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
Depreciation and amortization expense was $0.8 million and $1.4 million for fiscal years 2018 and 2017, respectively. In accordance with ASC Topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with an acquisition and sold 4 acres in April 2015 for $264,000. The remaining 12 acres of land remains on the market. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2018 and 2017.
In the first quarter of fiscal year 2017, the Company approved a restructuring plan (the 2017 restructuring), including discontinuing development of the ClearLink Distributed Antenna System (DAS), a general reduction of headcount that spans all three segments, and consolidation of facilities in Manchester, NH and Aurora, IL. As a result, the Company recognized a $1.2 million impairment charge on fixed assets related to the ClearLink DAS, which were associated with the IBW segment. No impairment losses were recorded in fiscal year 2018.

The components of fixed assets are as follows:

	March 31,
(in thousands)	2018	2017
Land	$672	$672
Machinery and equipment	1,296	1,698
Office, computer and research equipment	5,175	6,012
Leasehold improvements	1,238	7,680
Land, property and equipment, gross	$8,381	$16,062
Less accumulated depreciation and amortization	(6,780)	(14,078)
Land, property and equipment, net	$1,601	$1,984

The significant decrease in the gross fixed assets and accumulated depreciation is primarily related to the disposals of fully depreciated leasehold improvements associated with a building operating lease that ended on September 30, 2017.
Intangible Assets
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
Accrued Expenses
The components of accrued expenses are as follows:

	March 31,
(in thousands)	2018	2017
Accrued compensation	$772	$1,256
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,111	1,572
Total accrued expenses	$3,328	$4,273
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
Revenue recognition, where software is more than incidental to the product as a whole or, where software is sold on a stand-alone basis occurs when the software is delivered and ownership and risk of loss are transferred.
The Company also recognizes revenue from deployment services, maintenance agreements, training and professional services. Deployment services revenue results from installation of products at customer sites. Deployment services are not services required for the functionality of products, because customers do not have to purchase installation services from the Company, and may install products themselves, or hire third parties to perform the installation services. Revenue for deployment services, training and professional services is recognized upon completion and acceptance. Revenue from maintenance agreements is recognized ratably over the service period.

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
The Company records revenue net of sales returns and sales taxes in accordance with ASC Topic 605, Revenue Recognition (ASC 605).
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for all employee stock-based payments based upon the fair value on the awards grant date over the requisite service period. If the awards are performance based, the Company must estimate future performance attainment to determine the number of awards expected to vest. Determining the fair value of equity-based options requires the Company to estimate the expected volatility of its stock, the risk-free interest rate, expected option term, and expected dividend yield. The Company accounts for forfeitures as they occur.
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
Recently Issued and Newly Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company's Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2019, and the Company does not expect the adoption of ASU 2016-16 to have a material impact on the Company's Consolidated Financial Statements.

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

The Company commenced the assessment of ASU 2014-09 during the first quarter of fiscal year 2018 and developed a project plan to guide the implementation.  The assessment included (1) a comprehensive review of the guidance noting areas where differences in recognition and measurement may result from adopting the new standard (2) detailed contract analyses for each material revenue stream with its most significant customers (3) evaluated existing systems, concluding they are adequate to capture the appropriate data and (4) began the drafting of its accounting policies and new disclosure requirements to be included in the first quarter of fiscal 2018 Form 10-Q.  Noteworthy changes will include accelerated revenue recognition for right-to-use licenses that did not have VSOE, revised balance sheet presentation of return reserve as a refund liability under current liabilities instead of as net within accounts receivable, and additional disclosures about timing of revenue recognition and significant judgments made.

The Company anticipates adopting certain practical expedients related to significant finance components and costs to obtain a contract.  The Company also anticipates to make certain policy elections related to the accounting for sales taxes, and shipping and handling. The Company adopted this new standard effective April 1, 2018, using the modified retrospective method that will result in a cumulative effect adjustment of $0.3 million as of the date of adoption.
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

The income tax expense (benefit) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2018	2017
Federal:
Current	$(697)	$—
Deferred	7	(1)
	(690)	(1)
State:
Current	52	44
Deferred	2	1
	54	45
Foreign:
Current	39	24
Deferred	—	(10)
	39	14
Total	$(597)	$58
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2018	2017
Statutory federal income tax rate	30.8%	34.0%
Meals and entertainment	(4.5)	(0.3)
State income tax, net of federal tax effect	84.5	3.5
Valuation allowance	2,677.8	(34.7)
Impact of Tax Reform	(2,686.5)	—
Deferred tax adjustments	—	(0.4)
Foreign tax credit	(8.9)	0.2
Equity compensation	(20.4)	(2.5)
NoranTel CTA Adjustment	33.0	—
Other	(0.3)	(0.2)
Effective income tax rate	105.5%	(0.4)%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2018	2017
Deferred income tax assets:
Allowance for doubtful accounts	$24	$34
Alternative minimum tax credit carryforward	—	697
Foreign tax credit carryforward	812	845
Depreciation	227	1,257
Deferred revenue	675	1,316
Accrued compensation	358	726
Inventory reserves	948	3,303
Accrued warranty	77	150
Net operating loss carryforward	34,924	46,156
Accrued restructuring	16	469
Other	660	940
Gross deferred tax assets	38,721	55,893
Valuation allowance	(37,103)	(52,190)
Net deferred income tax assets	1,618	3,703
Deferred income tax liabilities:
Intangibles and goodwill	(1,618)	(3,703)
Net deferred income tax liabilities	$—	$—
In fiscal years 2018 and 2017, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance decreased by $15.1 million in fiscal year 2018. The Company recorded an income tax benefit from continuing operations of $597,000 in fiscal year 2018. In fiscal year 2017, the Company recorded an income tax expense from continuing operations of $58,000, that resulted from foreign tax and state tax based on gross margin.
The Company has, on a tax-effected basis, approximately $0.8 million in tax credit carryforwards and $25.9 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. Tax credit carryforward of $0.7 million has been reclassified to receivable in fiscal year 2018. The federal net operating loss carryforwards begin to expire in fiscal year 2023. State net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $9.1 million. The remaining state net operating loss carry forwards begin to expire in fiscal year 2019. In fiscal year 2018, $4,000 of state net operating loss carryforwards expired.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2017 and 2018 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2016	$2,962
Additions based on positions related to fiscal year 2017	—
Unrecognized tax benefits at March 31, 2017	2,962
Additions based on positions related to fiscal year 2018	—
Unrecognized tax benefits at March 31, 2018	$2,962
If the unrecognized tax benefit balances at March 31, 2018 and 2017, were recognized, it would affect the effective tax rate.
The Company recognized interest and penalties of $2,000 as a component of income tax expense in both fiscal years 2018 and 2017. As of March 31, 2018 and 2017, accrued interest and penalties were $15,300 and $11,200, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	-	2017
U.S. States	2013	-	2017
Foreign	2013	-	2017
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
Total net deferred tax assets decreased by $15.1 million, which includes a reclassification of the federal alternative minimum tax (“AMT”) credit to long term receivable. As of March 31, 2018, the Company had net deferred tax assets of approximately $37.1 million before a valuation allowance of $37.1 million.
The final transition impacts of the Act may differ from the above estimate, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in the period the Company files the fiscal year ending March 31, 2018 income tax return.
As of March 31, 2018, the Company has $697,000 of AMT credit carryforward, which does not expire and is now carried as a tax receivable since, under new federal tax law, the Company expects to recover the entire amount by 2022 via a tax refund. Previously, there was a valuation allowance against the entire AMT credit carryforward. In the third quarter, the Company reversed the portion of the valuation allowance related to the AMT credit carryforward, which resulted in a discrete tax benefit of $697,000. The total refundable amount is not reduced by the sequestration rate since the fiscal year 2018 Consolidated Federal return is not expected to be filed until the third quarter of fiscal year 2019, and the sequestration rate for fiscal year 2019 is not yet available as of fiscal year 2018.
Note 4. Intangible Assets:
The Company has recorded intangible assets, such as trademark, developed technology, non-compete agreements, backlog, and customer relationships, and accounts for these in accordance with ASC 350.
Intangible assets include finite-lived customer relationships, trade names, developed technology and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Intangible asset impairment charges are presented in intangible amortization on the Consolidated Statements of Operations.
There was no intangible asset impairment during fiscal year 2018, for the IBW, ISMS and CNS reporting units.
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

The Company performed an evaluation to test IBW, ISMS and CNS intangible assets for recoverability and concluded there was no impairment during the fiscal year ended March 31, 2017, for the IBW and ISMS the reporting units. During the third quarter of fiscal year 2017, CNS revenue declined more than previously forecasted. As a result, the CNS reporting unit did not pass the recoverability test; therefore, the Company completed the second step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. As a result of that impairment evaluation, the Company concluded that the customer list acquired from the previous ANTONE acquisition for its TMA products was impaired and recorded an impairment charge of $31,000 during the quarter ended December 31, 2016, to reduce the value of the asset to $0.1 million, which will be amortized over the then remaining useful life of 1.5 years. The impairment loss is presented on the Statement of Operations as Intangible amortization.
The following table presents details of the Company’s intangibles from historical acquisitions:

	March 31, 2018			March 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(14,320)	8,940	24,867	(13,547)	11,320
Product technology	45,195	(43,034)	2,161	45,234	(41,431)	3,803
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,139)	334	1,848	(1,347)	501
Total finite-lived intangible assets, net	$71,968	$(60,533)	$11,435	$73,989	$(58,365)	$15,624
The finite-lived intangibles are being amortized over periods of two to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations was $4.2 million and $4.8 million in fiscal years 2018 and 2017. The following is the expected future amortization by fiscal year:

(in thousands)	2019	2020	2021	2022	2023	Thereafter
Intangible amortization expense	$3,434	$2,548	$2,201	$1,866	$1,386	$—
Note 5. Commitments and Contingencies:
Obligations
The Company leases a corporate facility in Aurora, Illinois. This location houses corporate administration, sales, marketing and the CNS segment product distribution, engineering and manufacturing pursuant to a lease that originated in 1997 and ran through September 2017. The rental payments were $2.1 million a year. During the fourth quarter of fiscal year 2017, the Company executed a three-year lease that began in October 2017 for a portion of the space in the current Aurora, Illinois headquarters facility.
In accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting of Leases, as codified in ASC Topic 840, Leases (ASC 840), the Company recorded a long-term deferred lease liability of $59,000 and $4,000 presented in other long-term liabilities and a short-term deferred lease liability of $4,000 and $103,000 presented in accrued expenses on the Consolidated Balance Sheets as of March 31, 2018 and 2017, respectively, to account for the straight-line impact on the rental payments.
The ISMS segment leases an engineering and service center in Dublin, Ohio, which runs through 2019. The IBW segment leases a manufacturing and distribution center and an office in Manchester, New Hampshire. The IBW distribution center lease expired on April 30, 2018. The IBW office lease expires in the second quarter of fiscal 2019. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $0.9 million and $1.2 million for fiscal years 2018 and 2017, respectively. In fiscal years 2018 and 2017, rent expense was offset by $0.1 million and $0.2 million of sublease income, respectively. In fiscal years 2018 and 2017, $1.2 million and $1.5 million of lease payments reduced accrued reorganization, respectively.

Future minimum lease obligations as of March 31, 2018 consisted of the following:

(in thousands)	2019	2020	2021	2022	Thereafter	Total
Future minimum lease payments for operating leases	751	734	342	—	—	1,827
A reserve for a net loss on firm purchase commitments of $130,000 and $146,000 is recorded on the balance sheet as Accrued expenses as of March 31, 2018 and 2017, respectively.
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business.  These matters are in various stages of investigation and litigation, and they are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2018 and March 31, 2017, the Company has not recorded any contingent liability attributable to existing litigation.
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, which has been dismissed, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the dismissed case, the customer provided an initial allocation of their defense costs in a range of up to $160,000 at this time. The Company does not have a best estimate within the range or a true lower limit of the range, and therefore, we can only disclose the range. For the settled case, the Company has not been involved in any settlement discussions nor informed by the customer of any settlement details and therefore management is currently unable to estimate a range of potential loss associated with this claim with any degree of certainty, and the Company is not yet able to calculate the exposure of this claim, which will vary depending upon the settlement reached by the customer and the Company's contribution ratio.

Note 6. Product Warranties:
The Company’s products carry a limited warranty ranging from one to seven years for the product within the CNS segment, typically one year for products within the ISMS segment and from one to five years for the products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $125,000 and $163,000 as of March 31, 2018 and 2017, respectively, and are presented on the Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $175,000 and $232,000 as of March 31, 2018 and 2017, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2018	2017
Total product warranty reserve, beginning of period	$395	$436
Warranty expense	57	122
Utilization	(152)	(163)
Total product warranty reserve, end of period	$300	$395
Note 7. Capital Stock and Stock Restriction Agreements:
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
Share Repurchase Programs

In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 133,608 shares repurchased under the 2011 and 2017 authorizations during the fiscal year ended March 31, 2018 at a weighted average purchase price of $2.98 per share. There were no shares repurchased under the 2011 authorization during the fiscal year ended March 31, 2017.  There was approximately $1.7 million remaining for additional share repurchases under the 2017 authorization as of March  31, 2018.
In fiscal years 2018 and 2017, the Company repurchased from employees 193,271 shares and 50,410 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $2.96 and $3.24, respectively.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2018, a total of 3,484,287 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 14, 2018, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 49.6% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs.

Penny, Foskett and McDonough, as trustees of the Voting Trust and other trusts, control 53.5% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2017 and 2018:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury Shares
Total shares outstanding, March 31, 2016	11,796	3,484	(4,391)
Purchases of Treasury Stock	(50)	—	(50)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	269	—	—
Total shares outstanding, March 31, 2017	12,015	3,484	(4,441)
Purchases of Treasury Stock	(193)	—	(193)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	324	—	—
Total shares outstanding, March 31, 2018	12,146	3,484	(4,634)
In April 2018, the Compensation Committee granted 0.3 million restricted stock units (RSUs) to executives and other employees pursuant to the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (see Note 8).
Note 8. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2015 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are: (a) delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the foregoing Share limit. There are a total of 1,131,957 shares available for issuance under the 2015 Plan as of March 31, 2018. The stock options, restricted stock awards, and RSU awards granted under the 2015 Plan generally typically vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted awards, and RSU awards under the 2004 Plan vest in equal annual installments over 4 years. PSUs earned generally vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares of stock for awards under the 2015 Plan.
Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2018	2017
Cost (benefit) of revenue	$30	$34
Sales and marketing	272	482
Research and development	167	163
General and administrative	802	915
Stock-based compensation	1,271	1,594
Income tax benefit	—	—
Total stock-based compensation, after taxes	$1,271	$1,594
Stock Options
Stock options that have been granted by the Company have an exercise price that is equal to the reported value of the Company’s stock on the grant date. The Company’s options have a contractual term of 7 years. Compensation expense is recognized on a straight-line basis over the vesting period for the award.

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
The Company recorded expense of $0.1 million and $0.3 million the fiscal year ended March 31, 2018 and 2017, respectively, related to stock options. There were no options exercised in fiscal years 2018 and 2017.
Option activity for the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2017	362,396	$4.89
Granted	100,000	$3.06
Exercised	—	$—
Forfeited	(200,317)	$3.73
Expired	(64,143)	$5.76
Outstanding on March 31, 2018	197,936	$4.87	4.4	$56
Exercisable on March 31, 2018	99,426	$5.87	3.9	$19
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2018, there was $0.1 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.1 years.
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2018	2017
Input assumptions:
Expected volatility	60%	50%
Risk-free interest rate	1.7%	1.1%
Expected life	4 years	4 years
Expected dividend yield	0%	0%
Output weighted-average grant date fair value	$1.41	$1.68
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2018 and 2017, non-employee directors received grants of 104,636 and 28,750 shares with a weighted-average grant date fair value of $3.01 and $2.40, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	34,375	$4.10
Granted	104,636	$3.01
Vested	(76,250)	$3.22
Forfeited	—	$0.00
Non-vested as of March 31, 2018	62,761	$3.35
The Company recorded $0.3 million and $0.0 million of expense in the fiscal years ended March 31, 2018 and 2017, respectively, related to restricted stock. As of March 31, 2018, there was $0.1 million of pre-tax unrecognized compensation expense, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.4 years. The total intrinsic fair value of shares vested was $0.2 million and $0.1 million during the fiscal years ended March 31, 2018 and 2017, respectively.
Restricted Stock Units (RSUs)
In fiscal years 2018 and 2017, there were 570,000 and 470,376 shares with a weighted-average grant date fair value of $2.91 and $3.96, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.
The Company recorded stock-based compensation expense of $0.9 million and $1.1 million for RSUs in fiscal years 2018 and 2017, respectively. As of March 31, 2018, there was approximately $1.1 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic fair value of RSUs vested was $0.5 million during both fiscal years 2018 and 2017.
The following table sets forth the RSUs activity for the fiscal year ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	373,886	$4.48
Granted	570,000	$2.91
Vested	(170,412)	$4.93
Forfeited	(255,024)	$3.60
Non-vested as of March 31, 2018	518,450	$3.03
Performance-based RSUs (PSUs)
During fiscal year 2018, 40,000 PSUs were granted, but were all forfeited prior to vesting. During fiscal year 2017, 56,250 and 65,581 PSUs were granted to the Interim Chief Executive Officer (CEO) and other key employees, respectively. The PSUs granted to the CEO contained vesting criteria based upon achievement of certain performance goals (either by reducing quarterly operating expenses in the third or fourth quarter to a certain level or achieving profitability in the third or fourth quarter on a non-GAAP basis) tied to the cost savings plan approved by the Board and the PSUs granted to employees had similar targets but required meeting such performance targets in both the third and fourth quarters. In the fourth quarter, the Compensation Committee reviewed the financial results for the third quarter determined that all 56,250 PSUs issued to the CEO met the performance standard and vested during the fourth quarter in fiscal year 2017. The PSUs granted to key employees have also been earned based upon the achievement of the performance goals, but have a continued employment provision and will vest one year from the grant date. Upon vesting, the PSUs converted into shares of Class A Common Stock of the Company on a one-for-one basis.
The Company recorded stock-based compensation expense of $40,000 and $0.2 million for PSUs in fiscal years 2018 and 2017, respectively. The total intrinsic fair value of PSUs vested during fiscal years 2018 and 2017 was $141,000 and $197,000, respectively.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2017	76,053	$3.56
Granted	40,000	$3.06
Vested	(49,686)	$2.30
Forfeited	(66,367)	$4.20
Non-vested as of March 31, 2018	—	$0.00
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

The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include distributed antenna system (DAS) conditioners and digital repeaters. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
Intelligent Site Management and Services (ISMS) Segment
The ISMS segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the fiscal years ended March 31, 2018 and 2017, is set forth below:

	Fiscal Year Ended March 31, 2018
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$23,265		$19,350	$15,962	$58,577
Gross profit	10,653		9,959	4,555	25,167
Gross margin	45.8%		51.5%	28.5%	43.0%
Research and development	4,141		2,264	970	7,375
Segment profit	$6,512		$7,695	$3,585	17,792
Operating expenses:
Sales and marketing					8,290
General and administrative					6,602
Intangible amortization					4,189
Restructuring					165
Long-lived assets impairment					—
Operating income (loss) from continuing operations					(1,454)
Other income (expense), net					888
Income tax (expense) benefit					597
Net income (loss) from continuing operations					$31

	Fiscal Year Ended March 31, 2017
(in thousands)	IBW		ISMS	CNS	Total
Revenue	$25,933		$19,321	$17,711	$62,965
Gross profit	8,671		9,778	5,300	23,749
Gross margin	33.4%	(1)	50.6%	29.9%	37.7%	(1)
Research and development	6,738		3,955	1,674	12,367
Segment profit	$1,933		$5,823	$3,626	11,382
Operating expenses:
Sales and marketing					10,344
General and administrative					7,991
Intangible amortization					4,764
Restructuring					3,155
Long-lived assets impairment					1,181
Operating income (loss) from continuing operations					(16,053)
Other income (expense), net					170
Income tax (expense) benefit					(58)
Net income (loss) from continuing operations					$(15,941)
(1) The fiscal year ended March 31, 2017, includes E&O expense for ClearLink DAS inventory and pipeline inventory. See Note 10, Restructuring Charges.
Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2018 and 2017. More than 90% of the Company's long-lived assets are located in the United States.

Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2018	2017
Verizon	18.0%	21.9%
AT&T	12.5%	16.3%
American Tower	7.2%	10.0%
Verizon, AT&T and American Tower are customers of all reporting segments.
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2018	2017
Verizon	36.2%	19.0%
AT&T	14.4%	22.4%
T-Mobile	8.4%	13.3%
Note 10. Restructuring Charges:
In fiscal year 2018, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring).
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
As of March 31, 2018, $0.1 million of the reorganization costs, primarily related to the office space from the 2017 restructuring, are unpaid and accrued on the Consolidated Balance Sheets presented in Accrued restructuring. As of March 31, 2017, $1.2 million and $0.1 million of the restructuring costs, primarily related to the office space are unpaid and accrued on the Consolidated Balance Sheets presented in Accrued restructuring and Accrued restructuring non-current, respectively. The restructuring costs are expected to be fully paid in fiscal year 2019 concurrent with the termination date of the contractual lease.
Total fiscal year 2018 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2017	$—	$1,234	$1,234
Charged	165	—	165
Payments	(165)	(1,171)	(1,336)
Liability at March 31, 2018	$—	$63	$63
Total fiscal year 2017 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2016	$441	$1,646	$2,087
Charged	1,326	1,829	3,155
Payments	(1,767)	(2,241)	(4,008)
Liability at March 31, 2017	$—	$1,234	$1,234

Note 11. Short-term Investments:
As of March 31, 2018, the Company owned certificates of deposit amounting to $2.8 million. There were  no short-term investments as of March 31, 2017.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,237	$19,237	$—	$—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$17,162	$17,162	$—	$—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC Topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2018 and March 31, 2017, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within Other assets. In fiscal year 2018, the Company received a cash dividend payment of $59,000 from AKA.
The Company's revenue to AKA for fiscal years 2018 and 2017 was $3.5 million and $2.6 million, respectively. Accounts receivable from AKA is $0.4 million and $0.5 million and deferred revenue relating to maintenance contracts is $1.4 million and $2.8 million as of March 31, 2018 and March 31, 2017, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.

Note 14. Benefit Plans:
The Company sponsors a 401(k) benefit plan (the Westell Plan), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In January 2014, the Company established the matching contribution percentage made by the Company of 50% of participants' contributions, up to 4%. In October 2016, the Company established a prospective maximum employer match of $500 per calendar year. Matching contribution expense in fiscal years 2018 and 2017 was approximately $0.1 million and $0.2 million, respectively.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2018
Accounts receivable allowances	$90	$7		$(2)	(1)	$95
Reserve for excess and obsolete inventory and net realizable value	8,458	1,213		(6,109)	(2)	3,562
Deferred tax assets valuation allowance	52,190	—		(15,087)	(3)	37,103
Reserve for returns	82	329		(360)		51
2017
Accounts receivable allowances	$53	$39		$(2)	(1)	$90
Reserve for excess and obsolete inventory and net realizable value	9,576	822		(1,940)	(2)	8,458
Deferred tax assets valuation allowance	46,683	5,507	(3)	—		52,190
Reserve for returns	155	399		(472)		82

(1)	Accounts written off, including early pay discounts, net of recoveries.

(2)	Inventory loss charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets and in fiscal year 2018 the impact of the Tax Act.