Form 10-Q
period 2018-06-30
WESTELL TECHNOLOGIES INC
filed 2018-08-03
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2018:
Class A Common Stock, $0.01 Par Value – 12,132,053 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2018, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are the Company's trademarks: ClearLink®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$24,497	$24,963
Short-term investments	1,346	2,779
Accounts receivable (net of allowance of $165 and $95 at June 30, 2018 and March 31, 2018, respectively)	10,571	8,872
Inventories	9,727	9,222
Prepaid expenses and other current assets	1,283	816
Total current assets	47,424	46,652
Land, property and equipment, gross	8,239	8,381
Less accumulated depreciation and amortization	(6,741)	(6,780)
Land, property and equipment, net	1,498	1,601
Intangible assets, net	10,445	11,435
Tax receivable, non-current	697	697
Other non-current assets	74	74
Total assets	$60,138	$60,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,256	$1,903
Accrued expenses	3,053	3,328
Accrued restructuring	14	63
Deferred revenue	1,516	1,790
Total current liabilities	6,839	7,084
Deferred revenue non-current	599	846
Other non-current liabilities	229	234
Total liabilities	7,667	8,164
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,164,858 and 12,145,743 shares at June 30, 2018, and March 31, 2018, respectively	122	121
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at June 30, 2018, and March 31, 2018	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	417,980	417,691
Treasury stock at cost – 4,767,428 and 4,633,871 shares at June 30, 2018, and March 31, 2018, respectively	(36,311)	(35,907)
Accumulated deficit	(329,355)	(329,645)
Total stockholders’ equity	52,471	52,295
Total liabilities and stockholders’ equity	$60,138	$60,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2018	2017
Revenue	13,037	16,574
Cost of revenue	7,102	9,807
Gross profit	5,935	6,767
Operating expenses
Research and development	1,432	2,276
Sales and marketing	2,137	2,336
General and administrative	1,534	1,711
Intangible amortization	990	1,047
Total operating expenses	6,093	7,370
Operating profit (loss)	(158)	(603)
Other income, net	119	43
Income (loss) before income taxes	(39)	(560)
Income tax benefit (expense)	—	(12)
Net income (loss)	$(39)	$(572)
Net income (loss) per share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)
Weighted-average number of common shares outstanding:
Basic	15,632	15,481
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (1)	—	—
Diluted	15,632	15,481

(1) The Company had 1.0 million and 1.1 million shares represented by common stock equivalents for the three months ended June 30, 2018, and June 30, 2017, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,
	2018	2017
Net income (loss)	$(39)	$(572)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—
Total comprehensive income (loss)	$(39)	$(572)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(39)	(39)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(404)	—	(405)
Stock-based compensation	—	—	291	—	—	291
Balance, June 30, 2018	$122	$35	$417,980	$(36,311)	$(329,355)	$52,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2018		2017
Cash flows from operating activities:
Net income (loss)	$(39)		$(572)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,142		1,277
Stock-based compensation	291		330
Deferred taxes	—		7
Exchange rate loss (gain)	10		(4)
Changes in assets and liabilities:
Accounts receivable	(1,705)		1,748
Inventories	(505)		321
Prepaid expenses and other current assets	(467)		228
Other assets	—		7
Deferred revenue	(192)	(1)	(677)
Accounts payable and accrued expenses	24		(220)
Net cash provided by (used in) operating activities	(1,441)		2,445
Cash flows from investing activities:
Maturities of other short-term investments	1,433		—
Purchases of property and equipment	(50)		(155)
Net cash provided by (used in) investing activities	1,383		(155)
Cash flows from financing activities:
Purchases of treasury stock	(405)		(374)
Net cash provided by (used in) financing activities	(405)		(374)
Gain (loss) of exchange rate changes on cash	(3)		(6)
Net increase (decrease) in cash and cash equivalents	(466)		1,910
Cash and cash equivalents, beginning of period	24,963		21,778
Cash and cash equivalents, end of period	$24,497		$23,688
(1) Includes the cumulative effect adjustment of the ASC 606 adoption. See Note 2.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Description of Business
Westell Technologies, Inc. (the Company) is a holding company. Its wholly owned subsidiary, Westell, Inc., designs and distributes telecommunications products, which are sold primarily to major telephone companies. During the fiscal year 2018 second quarter ended September 30, 2017, the Company dissolved Noran Tel, Inc. (NoranTel) a wholly owned subsidiary of Westell, Inc. NoranTel's operations have been fully incorporated into Westell, Inc.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2018, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2019.
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
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach to all non-completed contracts as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  As a result of the adoption, the Company recognized a cumulative effect of initially applying ASC 606 as a credit of $0.3 million to the beginning balance of retained earnings. This adjustment to retained earnings was a result of accelerated revenue recognition for right-to-use licenses previously accounted for under the software revenue recognition guidance and for which vendor specific objective evidence (VSOE) had not been established. See Note 2 for additional information related to the adoption of ASC 606, including a significant accounting policy update.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires investments in equity securities, except those accounted for under the equity method and those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for those equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For public entities, the ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The

Company adopted ASU 2016-01 on April 1, 2018. The adoption of ASU 2016-01 had no impact on the Company’s Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230) (ASU 2016-15). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 on April 1, 2018. The adoption of ASU 2016-15 had no impact on the Company's Condensed Consolidated Financial Statements and prior periods were not restated.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. The Company adopted the accounting guidance as of April 1, 2018.  The adoption of ASU 2016-16 had no impact on the Company’s Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The Company adopted the accounting guidance as of April 1, 2018.  The adoption of ASU 2017-09 had no impact on the Company’s Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU 2018-07 on April 1, 2018. As the Company did not have any unsettled liability-classified awards as of April 1, 2018, the adoption of ASU 2018-07 had no impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. These lease standards are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early adoption is permitted, the Company will adopt ASU 2016-02 on April 1, 2019. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact that ASU 2016-02 may have on the Company's Condensed Consolidated Financial Statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements (ASU 2018-09).  ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

Note 2. Revenue Recognition and Deferred Revenue
Significant Accounting Policy Update
The Company records revenue based on a five-step model in accordance with ASC 606. The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impacts of any variable consideration, that the Company expects to be entitled to receive in exchange for these products and services.

The majority of the Company’s revenue is recorded at a point in time from the sale of tangible products. Revenue is recorded when control of the products passes to the customer, dependent upon the terms of the underlying contract. For right-to-use software, revenue is recognized at the point in time the customer has the right to use and can substantially benefit from use of the software. Products regularly include warranties that include bug fixes, and minor updates so that the product continues to function as promised in a dynamic environment, and phone support. These standard warranties are assurance type warranties which do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations. Instead, the Company accrues the expected cost of warranty. Extended warranties are sold separately with a post contract support (PCS) agreement. PCS revenue is recognized over time during the support period. Revenue from installation services is recognized when the services have been completed or transferred as this is when the customer has obtained control.

The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative standalone selling price (RSP) of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.

For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Deferred revenue or Deferred revenue non-current, as appropriate, in the Condensed Consolidated Balance Sheets.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within accrued expenses on the accompanying condensed consolidated balance sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in prepaid and other current assets in the Condensed Consolidated Balance Sheets.  Under previous guidance, the Company netted the asset against the refund liability and presented the net refund liability within accrued expenses. The gross product return asset was $0.1 million and $0.1 million at April 1, 2018 and June 30, 2018, respectivley.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the changes made to the Company's unaudited Condensed Consolidated Balance Sheets of March 31, 2018 for the adoption of ASC 606:

(in thousands)	As reported March 31, 2018	Adjustments due to ASC 606	Adjusted as of April 1, 2018
Assets:
Prepaid expenses and other current assets	816	72	888
Liabilities:
Accrued expenses	3,328	72	3,400
Deferred revenue	1,790	(110)	1,680
Deferred revenue non-current	846	(219)	627
Stockholders' Equity:
Accumulated deficit	(329,645)	329	(329,316)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2018:

(in thousands)	As of June 30, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Assets:
Prepaid expenses and other current assets	1,283	(73)	1,210
Liabilities:
Accrued expenses	3,053	(73)	2,980
Deferred revenue	1,516	110	1,626
Deferred revenue non-current	599	192	791
Stockholders' Equity:
Accumulated deficit	(329,355)	(302)	(329,657)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2018:

(in thousands)	For the three months ended June 30, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Revenue	$13,037	27	13,064
Gross Profit	5,935	27	5,962
Net income (loss)	$(39)	27	(12)

Practical Expedients and Exemptions

The Company has adopted certain practical expedients available under ASC 606.

Contract Costs
The Company adopted the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of June 30, 2018, there were no deferred contract costs.

Financing
The Company adopted the practical expedient that permits the Company to forego adjusting contract consideration for the effects of any financing component if payments for goods and services are expected to be received one year or less from when control of the goods or services has transferred to the customer. Payment terms vary by customer. Generally, the time between invoicing and when payment is due is not significant. Occasionally, the Company requires customers to make a payment before delivery of the products or services to the customer.

Sales Taxes
The Company made the accounting policy election to record revenue net of sales taxes. This is consistent with the Company's practice under the previous guidance.

Shipping and Handling
Shipping and handling billed to customers is recorded as revenue. The Company classifies shipping and handling costs associated with both inbound freight and the distribution of finished product to our customers as cost of revenue. This is consistent with the Company's practice under the previous guidance.

Disaggregation of revenue

The following table disaggregated our revenue by major source:

(In thousands)	Three months ended June 30,
	2018 (under ASC 606)	2017 (under ASC 605)
Revenue:
Products	$11,789	$14,784
Software	416	761
Services	832	1,029
Total revenue	$13,037	$16,574

The following is the expected future revenue recognition timing of deferred revenue:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	1,516	304	295

During the three months ended June 30, 2018, the Company recognized $0.5 million of revenue that was deferred as of the beginning of the period.

Note 3. Restructuring Charges
The Company did not record any restructuring expense in the three months ended June 30, 2018 and June 30, 2017.
Total liability for restructuring charges and their utilization for the three months ended June 30, 2018 are summarized as follows:

	Three months ended June 30, 2018
(in thousands)	Employee-related	Other costs	Total
Liability at beginning of period	$—	$63	$63
Charged	—	—	—
Paid	—	(49)	(49)
Liability at end of period	$—	$14	$14

Note 4. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM continues to define segment profit as gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2018 and as updated in this filing.
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
Intelligent Site Management (ISM) Segment (formerly Intelligent Site Management and Services or "ISMS")
The ISM segment solutions include a suite of remote units, which are network devices used for on-site processing. Remotes provide on-site machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remotes can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the three months ended June 30, 2018, and 2017, is set forth below:

	Three months ended June 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$3,557	$5,744	$3,736	$13,037
Cost of revenue	1,895	2,796	2,411	7,102
Gross profit	1,662	2,948	1,325	5,935
Gross margin	46.7%	51.3%	35.5%	45.5%
Research and development	522	569	341	1,432
Segment profit	$1,140	$2,379	$984	4,503
Operating expenses:
Sales and marketing				2,137
General and administrative				1,534
Intangible amortization				990
Operating profit (loss)				(158)
Other income, net				119
Income tax benefit (expense)				—
Net income (loss)				$(39)

	Three months ended June 30, 2017
(in thousands)	IBW	ISM	CNS	Total
Revenue	$6,956	$4,130	$5,488	$16,574
Cost of revenue	3,942	2,004	3,861	9,807
Gross profit	3,014	2,126	1,627	6,767
Gross margin	43.3%	51.5%	29.6%	40.8%
Research and development	1,463	565	248	2,276
Segment profit (loss)	$1,551	$1,561	$1,379	4,491
Operating expenses:
Sales and marketing				2,336
General and administrative				1,711
Intangible amortization				1,047
Operating profit (loss)				(603)
Other income, net				43
Income tax benefit (expense)				(12)
Net income (loss)				$(572)

Segment asset information is not reported to or used by the CODM.
Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2018	March 31, 2018
Raw materials	$3,264	$2,969
Finished goods	6,463	6,253
Total inventories	$9,727	$9,222

Note 6. Stock-Based Compensation
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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three months ended June 30, 2018, and 2017:

	Three months ended June 30,
(in thousands)	2018	2017
Stock-based compensation expense	$291	$330
Income tax benefit	—	—
Total stock-based compensation expense, after taxes	$291	$330
Stock Options
Stock option activity for the three months ended June 30, 2018, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2018	197,936	$4.87	4.4	$56
Granted	100,000	3.14
Exercised	—	—
Forfeited	(1,251)	4.66
Expired	(499)	4.82
Outstanding on June 30, 2018	296,186	$4.29	5.1	$31

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	62,761	$3.35
Granted	—	—
Vested	(1,875)	15.30
Forfeited	—	—
Non-vested as of June 30, 2018	60,886	$2.98

RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	518,450	$3.03
Granted	331,500	3.20
Vested	(152,672)	3.30
Forfeited	(32,085)	2.81
Non-vested as of June 30, 2018	665,193	$3.07
PSUs

PSUs will be earned based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for the first, second, third, and fourth quarters of fiscal year 2019 and towards the annual fiscal year 2019 objective. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018 (at target)	—	$—
Granted, at target	50,000	3.14
Vested	—	—
Forfeited	(5,000)	3.14
Non-vested as of June 30, 2018 (at target)	45,000	$3.14
Note 7. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment (formerly ISMS), and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $121,000 and $125,000 as of June 30, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $169,000 and $175,000 as of June 30, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2018	2017
Total product warranty reserve at the beginning of the period	$300	$395
Warranty expense to cost of revenue	20	13
Utilization	(30)	(23)
Total product warranty reserve at the end of the period	$290	$385
Note 8. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $56,000 as of June 30, 2018 and March 31, 2018, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2018, and 2017, was $0.6 million and $0.8 million, respectively. Accounts receivable from AKA was $0.5 million and $0.4 million as of June 30, 2018, and March 31, 2018, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $1.0 million and $1.4 million as of June 30, 2018, and March 31, 2018, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
The final transition impacts of the Act may differ from our previous estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in the period the Company files the fiscal year ending March 31, 2018 income tax return.
As of June 30, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. As of June 30, 2018 and March 31, 2018, the Company has $697,000 tax receivable associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $0 of income tax expense in the three months ended June 30, 2018, using an effective income tax rate of (0.64)% plus discrete items. The Company recorded $12,000 of income tax expense in the three months ended June 30, 2017, using an effective rate of (1.32)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Note 10. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2018, and March 31, 2018, the Company has not recorded any contingent liability attributable to existing litigation.

In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.   For the settled case, the customer recently provided an initial unsubstantiated claim with an allocation of their settlement and defense costs in a range of up to $315,000. For the summary judgment case, the customer provided an initial allocation of their defense costs in a range of up to $160,000. At this time, the Company does not have a specific estimate within either range or a true lower limit of the ranges with any degree of certainty for either claim, and therefore, we can only disclose the recent claims. The Company is seeking additional information to fully evaluate the of the facts to calculate the lower end of the ranges, which will vary depending upon, among other things, the Company's contribution ratio. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.
Note 11. Short-term Investments
As of June 30, 2018 and March 31, 2018, the Company owned Certificates of Deposit amounting to $1.3 million and $2.8 million, respectively, held at cost.
Note 12. Fair Value Measurements
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of June 30, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,779	$20,779	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,237	$19,237	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 82,347 and 105,031 shares repurchased under the 2011 and 2017 authorizations during the three months ended June 30, 2018 and June 30, 2017, at a weighted average purchase price of $2.85 and $3.00 per share, respectively. As of June 30, 2018, there was approximately $1.5 million remaining for additional share repurchases under the 2017 authorization and the 2011 authorization was exhausted.
Additionally, in the three months ended June 30, 2018, and June 30, 2017, the Company repurchased 51,210 and 21,267 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $3.32 and $2.78 per share, respectively.
Note 14. Intangible Assets

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

There was no intangible asset impairment during the three months ended June 30, 2018 or the three months ended June 30, 2017.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	June 30, 2018	March 31, 2018
Accrued compensation	$597	$772
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,011	1,111
Total accrued expenses	$3,053	$3,328

Note 16. Land, Property, and Equipment

Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the three months ended June 30, 2018 or June 30, 2017.

The components of fixed assets are as follows:

(in thousands)	June 30, 2018	March 31, 2018
Land	$672	$672
Machinery and equipment	1,296	1,296
Office, computer and research equipment	5,224	5,175
Leasehold improvements	1,047	1,238
Land, property and equipment, gross	8,239	8,381
Less accumulated depreciation and amortization	(6,741)	(6,780)
Land, property and equipment, net	$1,498	$1,601

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
Intelligent Site Management (ISM) Segment (formerly Intelligent Site Management and Services or "ISMS")
The ISM segment solutions include a suite of remote units, which are network devices used for on-site processing. Remotes provide on-site machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remotes can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
Customers
The Company’s customer base includes communications service providers, systems integrators, neutral-host operators, and distributors. Due to the stringent customer quality specifications and regulated environments in which many customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products.

Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and are subject to change for a variety of reasons, including cost and competitive factors.
To remain competitive, the Company must continue to invest in new product development and/or in targeted sales and marketing efforts to launch new product lines and features. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change, purchasing decisions, meeting technical specifications or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in research and development activities.
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
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2018, and 2017, by segment.
Revenue

	Three months ended June 30,
(in thousands)	2018	2017	Change
IBW	$3,557	$6,956	$(3,399)
ISM	5,744	4,130	1,614
CNS	3,736	5,488	(1,752)
Consolidated revenue	$13,037	$16,574	$(3,537)
IBW revenue was $3.6 million in the three months ended June 30, 2018, compared to $7.0 million in the same period in the prior year. The decrease in revenue in the three months ended June 30, 2018 was primarily due to lower sales of DAS conditioners, commercial repeaters, and ancillary products; partly offset by an increase in sales of public safety repeaters. Sales of DAS conditioners have decreased due to a network architecture shift to an alternative, non-DAS solution for in-building coverage in large venues such as stadiums and arenas. Going forward, we do not anticipate sales of DAS conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. While we expect the commercial repeater market to either remain flat or decline further, as customers continue to shift to other forms of commercial in-building coverage, such as small cells, we expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building cellular communication coverage for public safety.
ISM revenue was $5.7 million in the three months ended June 30, 2018, compared to $4.1 million in the same period in the prior year. The increase in revenue in the three months ended June 30, 2018 was driven by increased sales of remote units, partly offset by lower software and services revenue. The increased sales of remotes was driven by higher demand from an existing domestic customer for additional monitoring within and between their existing network and their new centralized radio access network (C-RAN) architecture. The lower software revenue was due to a large order for Optima licenses by an existing international customer in the quarter ended June 30, 2017, and the lower services revenue was due primarily to a reduction in orders for installation work from one existing domestic customer. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $3.7 million in the three months ended June 30, 2018, compared to $5.5 million in the same period in the prior year. The decrease in revenue in the three months ended June 30, 2018 was due to lower sales of integrated cabinets, T1 NIUs, and TMAs. Partly offsetting these declines was higher sales of power distribution products and copper/fiber connectivity panels. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to at least remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are in declining markets.

Gross Margin

	Three months ended June 30,
	2018	2017	Change
IBW	46.7%	43.3%	3.4%
ISM	51.3%	51.5%	(0.2)%
CNS	35.5%	29.6%	5.9%
Consolidated gross margin	45.5%	40.8%	4.7%

The consolidated gross margin increased in the three months ended June 30, 2018 compared to the same period in the prior year. The increases were driven primarily by (a) a more favorable mix where the higher-margin ISM segment was a greater percentage of revenue this quarter compared to a year-ago, (b) improved IBW and CNS margins, largely attributable to a lower cost structure as a part of the Company’s overall resetting of cost and expense to better align to current business volumes, and (c) better inventory management.
Research and Development

	Three months ended June 30,
(in thousands)	2018	2017	Change
IBW	$522	$1,463	$(941)
ISM	569	565	4
CNS	341	248	93
Consolidated research and development expense	$1,432	$2,276	$(844)
Research and development expenses decreased by $0.8 million in the three months ended June 30, 2018, compared to the same period in the prior year. The decrease was primarily attributable to the IBW segment, where the business shifted its focused to pursue growth via OEM partnerships rather than developing products internally.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2018	2017	Change
Consolidated sales and marketing expense	$2,137	$2,336	$(199)
Sales and marketing expense decreased $0.2 million in the three months ended June 30, 2018, compared to same period in the prior fiscal year. This decrease was largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.
General and Administrative

	Three months ended June 30,
(in thousands)	2018	2017	Change
Consolidated general and administrative expense	$1,534	$1,711	$(177)
Consolidated general and administrative expense decreased $0.2 million in the three months ended June 30, 2018, compared to the same period in the prior fiscal year. This decrease was largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.
Intangible amortization

	Three months ended June 30,
(in thousands)	2018	2017	Change
Consolidated intangible amortization	$990	$1,047	$(57)

Amortization in both three month periods ended June 30, 2018 and June 30, 2017 were non-cash expenses related to intangible assets established through acquisitions within all three business segments during the 2012 to 2014 time frames. These intangible assets consist of product technology, customer relationships, trade names, and backlog derived from the acquisitions.

Other income, net

	Three months ended June 30,
(in thousands)	2018	2017	Change
Consolidated other income (expense)	$119	$43	$76

Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The increase during the three months ended June 30, 2018, compared to the prior fiscal year, was primarily due to increased interest rates on investments.
Income tax expense
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.
The final transition impacts of the Act may differ from our previous estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments in the period the Company files the fiscal year ending March 31, 2018 income tax return.
As of June 30, 2018 and March 31, 2018, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $0 of income tax expense in the three months ended June 30, 2018, using an effective income tax rate of (0.64)% plus discrete items. The Company recorded $12,000 of income tax expense in the three months ended June 30, 2017, using an effective rate of (1.32)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net loss was $0.0 million in the three months ended June 30, 2018. Net loss was $0.6 million in the three months ended June 30, 2017. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2018, the Company had $24.5 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities. As of June 30, 2018, the Company also had $1.3 million in short-term investments which consisted of certificate of deposits.
The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Company’s operating activities used cash of $1.4 million in the three months ended June 30, 2018, which resulted primarily from the net loss, adjusted for non-cash charges of $1.4 million of amortization, depreciation, and stock-based compensation expense and $2.8 million used from net working capital. The Company’s investing activities provided cash of $1.4 million, which resulted from investing in short-term investments and capital equipment purchases. In the three months ended June 30, 2018, the Company’s financing activities used $0.4 million of cash resulting primarily from the purchase of treasury stock.
As of June 30, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. Also, as of June 30, 2018, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2018, except as described below.
Revenue Recognition and Deferred Revenue
The Company records revenue based on a five-step model in accordance with ASC 606. The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impacts of any variable consideration, that the Company expects to be entitled to receive in exchange for these products and services.
The majority of the Company’s revenue is recorded at a point in time from the sale of tangible products. Revenue is recorded when control of the products passes to the customer, dependent upon the terms of the underlying contract. For right-to-use software, revenue is recognized at the point in time the customer has the right to use and can substantially benefit from use of the software. Products regularly include warranties that include bug fixes, and minor updates so that the product continues to function as promised in a dynamic environment, and phone support. These standard warranties are assurance type warranties which do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations. Instead, the Company accrues the expected cost of warranty. Extended warranties are sold separately with a post contract support (PCS) agreement. PCS revenue is recognized over time during the support period. Revenue from installation services is recognized when the services have been completed or transferred as this is when the customer has obtained control.
The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative standalone selling price (RSP) of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.

For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.
Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Deferred revenue or Deferred revenue non-current, as appropriate, in the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.   For the settled case, the customer recently provided an initial unsubstantiated claim with an allocation of their settlement and defense costs in a range of up to $315,000. For the summary judgment case, the customer provided an initial allocation of their defense costs in a range of up to $160,000. At this time, the Company does not have a specific estimate within either range or a true lower limit of the ranges with any degree of certainty for either claim, and therefore, we can only disclose the recent claims. The Company is seeking additional information to fully evaluate the of the facts to calculate the lower end of the ranges, which will vary depending upon, among other things, the Company's contribution ratio. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2018, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 2018	46,752	$3.3500	—	$1,715,121
May 2018	10,553	2.9313	7,817	1,692,532
June 2018	76,252	2.8491	74,530	1,480,102
Total	133,557	$3.0309	82,347	$1,480,102

(a)
In the three months ended June 30, 2018, the Company repurchased 51,210 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $3.32 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.5 million remaining under the May 2017 authorization as of June 30, 2018.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 3, 2018	By:	/s/ Alfred S. John
Alfred S. John
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer