Form 10-Q
period 2018-09-30
WESTELL TECHNOLOGIES INC
filed 2018-11-02
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 26, 2018:
Class A Common Stock, $0.01 Par Value – 12,138,096 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,471	$24,963
Short-term investments	—	2,779
Accounts receivable (net of allowance of $125 and $95 at September 30, 2018 and March 31, 2018, respectively)	6,957	8,872
Inventories	10,370	9,222
Prepaid expenses and other current assets	1,131	816
Total current assets	46,929	46,652
Land, property and equipment, gross	8,063	8,381
Less accumulated depreciation and amortization	(6,600)	(6,780)
Land, property and equipment, net	1,463	1,601
Intangible assets, net	9,613	11,435
Tax receivable, non-current	697	697
Other non-current assets	73	74
Total assets	$58,775	$60,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822	$1,903
Accrued expenses	3,235	3,328
Accrued restructuring	—	63
Deferred revenue	1,095	1,790
Total current liabilities	7,152	7,084
Deferred revenue non-current	557	846
Other non-current liabilities	241	234
Total liabilities	7,950	8,164
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,183,029 and 12,145,743 shares at September 30, 2018, and March 31, 2018, respectively	122	121
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at September 30, 2018, and March 31, 2018	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	418,274	417,691
Treasury stock at cost – 4,838,781 and 4,633,871 shares at September 30, 2018, and March 31, 2018, respectively	(36,510)	(35,907)
Accumulated deficit	(331,096)	(329,645)
Total stockholders’ equity	50,825	52,295
Total liabilities and stockholders’ equity	$58,775	$60,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,			Six months ended September 30,
	2018	2017		2018		2017
Revenue	$10,106	$17,232		$23,143		$33,806
Cost of revenue	5,913	9,957		13,015		19,764
Gross profit	4,193	7,275		10,128		14,042
Operating expenses
Research and development	1,843	2,205		3,275		4,481
Sales and marketing	1,876	1,992		4,013		4,328
General and administrative	1,400	1,809		2,934		3,520
Intangible amortization	832	1,048		1,822		2,095
Restructuring	—	165		—		165
Total operating expenses	5,951	7,219		12,044		14,589
Operating profit (loss)	(1,758)	56		(1,916)		(547)
Other income, net	165	677	(1)	284		720	(1)
Income (loss) before income taxes	(1,593)	733		(1,632)		173
Income tax benefit (expense)	(10)	(13)		(10)		(25)
Net income (loss) from continuing operations	(1,603)	720		(1,642)		148
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(138)	—		(138)		—
Net income (loss)	$(1,741)	$720		$(1,780)		$148
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.10)	$0.05		$(0.11)		$0.01
Basic net income (loss) from discontinued operations	(0.01)	—		(0.01)		—
Basic	$(0.11)	$0.05		$(0.11)	(2)	$0.01
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.10)	$0.05		$(0.11)		$0.01
Diluted net income (loss) from discontinued operations	(0.01)	—		(0.01)		—
Diluted	$(0.11)	$0.05		$(0.11)	(2)	$0.01
Weighted-average number of common shares outstanding:
Basic	15,583	15,461		15,602		15,471
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (3)	—	211		—		167
Diluted	15,583	15,672		15,602		15,638

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

(2) Per share amounts may not sum to totals due to rounding.

(3) The Company had 1.0 million shares represented by common stock equivalents for both the three and six months ended September 30, 2018, and 0.4 million and 0.5 million shares represented by common stock equivalents for the three and six months ended September 30, 2017, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,741)	$720	$(1,780)	$148
Other comprehensive income (loss):
Foreign currency translation adjustment (1)	—	(608)	—	(608)
Total comprehensive income (loss)	$(1,741)	$112	$(1,780)	$(460)

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(1,780)	(1,780)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(2)	—	—	(603)	—	(605)
Stock-based compensation	—	—	586	—	—	586
Balance, September 30, 2018	$122	$35	$418,274	$(36,510)	$(331,096)	$50,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2018		2017
Cash flows from operating activities:
Net income (loss)	$(1,780)		$148
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,113		2,526
Stock-based compensation	586		672
Loss on sale of fixed assets	1		8
Restructuring	—		165
Gain on disposal of foreign operations	—		(608)	(1)
Exchange rate loss (gain)	1		(6)
Changes in assets and liabilities:
Accounts receivable	1,914		1,025
Inventories	(1,148)		2,528
Prepaid expenses and other current assets	(315)		375
Other assets	1		73
Deferred revenue	(655)	(2)	(1,477)
Accounts payable and accrued expenses	770		(2,306)
Net cash provided by (used in) operating activities	1,488		3,123
Cash flows from investing activities:
Maturities of other short-term investments	2,779		—
Purchases of other short-term investments	—		(5,011)
Purchases of property and equipment	(153)		(254)
Net cash provided by (used in) investing activities	2,626		(5,265)
Cash flows from financing activities:
Purchases of treasury stock	(605)		(456)
Net cash provided by (used in) financing activities	(605)		(456)
Gain (loss) of exchange rate changes on cash	(1)		20
Net increase (decrease) in cash and cash equivalents	3,508		(2,578)
Cash and cash equivalents, beginning of period	24,963		21,778
Cash and cash equivalents, end of period	$28,471		$19,200
(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(2) Includes the cumulative effect adjustment of the ASC 606 adoption. See Note 2.

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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position, the results of operations, comprehensive income (loss), statements of shareholders equity, and cash flows at September 30, 2018, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2019
Discontinued Operations
During the quarter ended September 30, 2018, the Company recorded an expense of $0.1 million for loss contingencies associated with two indemnity claims related to a significant customer contract. Both of these claims relate to a business which was previously sold and therefore presented as discontinued operations. The Consolidated Statements of Cash Flows include discontinued operations. See Note 10 for additional information.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements. The amendments in this ASU provide for an additional transition method in which an entity applying the lease standard at adoption date recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Any comparative periods presented in the financial statements would continue to be presented in accordance with current GAAP (Topic 840). These lease standards are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early adoption is permitted, the Company will adopt ASU 2016-02 on April 1, 2019. There are two transition options. The first option requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The second option is discussed above and available under ASU 2018-11. The Company commenced the assessment of ASU 2016-02 during the first quarter of fiscal year 2019 and developed a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s lease portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its leases. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes and internal controls to support compliance under the new standard. While the review is still ongoing, the Company expects to recognize right of use assets and lease liabilities for operating leases in the Company's Condensed Consolidated Balance Sheets upon adoption.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements (ASU 2018-09).  ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  The amendments that are immediately applicable had no impact to the Company. Others aspects of ASU 2018-09 provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASU 2018-13). This update modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements established in Topic 820 have been removed, some have been modified and new disclosure requirements were added. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2018-13 may have on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15). This update’s main objective is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2018-15 may have on the Company’s Consolidated Financial Statements.
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

For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Deferred revenue or Deferred revenue non-current, as appropriate, in the Condensed Consolidated Balance Sheets.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within accrued expenses on the accompanying condensed consolidated balance sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in prepaid and other current assets in the Condensed Consolidated Balance Sheets.  Under previous guidance, the Company netted the asset against the refund liability and presented the net refund liability within accrued expenses. The gross product return asset was $0.1 million and $0.1 million at April 1, 2018 and September 30, 2018, respectively.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the changes made to the Company's unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 for the adoption of ASC 606:

(in thousands)	As reported March 31, 2018	Adjustments due to ASC 606	Adjusted as of April 1, 2018
Assets:
Prepaid expenses and other current assets	$816	$72	$888
Liabilities:
Accrued expenses	3,328	72	3,400
Deferred revenue	1,790	(110)	1,680
Deferred revenue non-current	846	(219)	627
Stockholders' Equity:
Accumulated deficit	$(329,645)	$329	$(329,316)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2018:

(in thousands)	As of September 30, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Assets:
Prepaid expenses and other current assets	$1,131	$(82)	$1,049
Liabilities:
Accrued expenses	3,235	(82)	3,153
Deferred revenue	1,095	110	1,205
Deferred revenue non-current	557	164	721
Stockholders' Equity:
Accumulated deficit	$(331,096)	$(274)	$(331,370)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018:

(in thousands)	For the three months ended September 30, 2018			For the six months ended September 30, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Revenue	$10,106	$28	$10,134	$23,143	$55	$23,198
Gross Profit	4,193	28	4,221	10,128	55	10,183
Net income (loss) from continuing operations	(1,603)	28	(1,575)	(1,642)	55	(1,587)
Net income (loss)	$(1,741)	$28	$(1,713)	$(1,780)	$55	$(1,725)

Practical Expedients and Exemptions

The Company has adopted certain practical expedients available under ASC 606.

Contract Costs
The Company adopted the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of September 30, 2018, there were no deferred contract costs.

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

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(In thousands)	Three months ended September 30,		Six months ended September 30,
	2018 (under ASC 606)	2017 (under ASC 605)	2018 (under ASC 606)	2017 (under ASC 605)
Revenue:
Products	$9,041	$15,613	$20,830	$30,397
Software	158	484	574	1,245
Services	907	1,135	1,739	2,164
Total revenue	$10,106	$17,232	$23,143	$33,806

The following is the expected future revenue recognition timing of deferred revenue as of September 30, 2018:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$1,095	$296	$261

During the six months ended September 30, 2018, the Company recognized $0.9 million of revenue that was deferred as of the beginning of the period.
Note 3. Restructuring Charges
In the three and six months ended September 30, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments. The Company did not record any restructuring expense in the six months ended September 30, 2018.
Total liability for restructuring charges and their utilization for the six months ended September 30, 2018, are summarized as follows:

	Six months ended September 30, 2018
(in thousands)	Employee-related	Other costs	Total
Liability at beginning of period	$—	$63	$63
Charged	—	—	—
Paid	—	(63)	(63)
Liability at end of period	$—	$—	$—
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

Segment information for the three and six months ended September 30, 2018, and 2017, is set forth below:

	Three months ended September 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$3,646	$2,646	$3,814	$10,106
Cost of revenue	1,954	1,224	2,735	5,913
Gross profit	1,692	1,422	1,079	4,193
Gross margin	46.4%	53.7%	28.3%	41.5%
Research and development	867	558	418	1,843
Segment profit	$825	$864	$661	2,350
Operating expenses:
Sales and marketing				1,876
General and administrative				1,400
Intangible amortization				832
Operating profit (loss)				(1,758)
Other income, net				165
Income tax benefit (expense)				(10)
Net income (loss) from continuing operations				$(1,603)

	Three months ended September 30, 2017
(in thousands)	IBW	ISM	CNS	Total
Revenue	$7,919	$4,730	$4,583	$17,232
Cost of revenue	4,269	2,511	3,177	9,957
Gross profit	3,650	2,219	1,406	7,275
Gross margin	46.1%	46.9%	30.7%	42.2%
Research and development	1,443	523	239	2,205
Segment profit	$2,207	$1,696	$1,167	5,070
Operating expenses:
Sales and marketing				1,992
General and administrative				1,809
Intangible amortization				1,048
Restructuring				165
Operating profit (loss)				56
Other income, net				677	(1)
Income tax benefit (expense)				(13)
Net income (loss) from continuing operations				$720
(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

	Six months ended September 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$7,203	$8,390	$7,550	$23,143
Cost of revenue	3,849	4,020	5,146	13,015
Gross profit	3,354	4,370	2,404	10,128
Gross margin	46.6%	52.1%	31.8%	43.8%
Research and development	1,389	1,127	759	3,275
Segment profit	$1,965	$3,243	$1,645	6,853
Operating expenses:
Sales and marketing				4,013
General and administrative				2,934
Intangible amortization				1,822
Operating profit (loss)				(1,916)
Other income, net				284
Income tax benefit (expense)				(10)
Net income (loss) from continuing operations				$(1,642)

	Six months ended September 30, 2017
(in thousands)	IBW	ISM	CNS	Total
Revenue	$14,875	$8,860	$10,071	$33,806
Cost of revenue	8,211	4,515	7,038	19,764
Gross profit	6,664	4,345	3,033	14,042
Gross margin	44.8%	49.0%	30.1%	41.5%
Research and development	2,906	1,088	487	4,481
Segment profit (loss)	$3,758	$3,257	$2,546	9,561
Operating expenses:
Sales and marketing				4,328
General and administrative				3,520
Intangible amortization				2,095
Restructuring				165
Operating profit (loss)				(547)
Other income, net				720	(1)
Income tax benefit (expense)				(25)
Net income (loss) from continuing operations				$148

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
Segment asset information is not reported to or used by the CODM.
Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	September 30, 2018	March 31, 2018
Raw materials	$3,463	$2,969
Finished goods	6,907	6,253
Total inventories	$10,370	$9,222

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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and six months ended September 30, 2018, and 2017:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$295	$342	$586	$672
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$295	$342	$586	$672
Stock Options
Stock option activity for the six months ended September 30, 2018, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2018	197,936	$4.87	4.4	$56
Granted	100,000	3.14
Exercised	—	—
Forfeited	(1,460)	4.66
Expired	(2,998)	4.69
Outstanding on September 30, 2018	293,478	$4.28	4.8	$21

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	62,761	$3.35
Granted	63,334	2.86
Vested	(62,761)	3.35
Forfeited	—	—
Non-vested as of September 30, 2018	63,334	$2.86

RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	518,450	$3.03
Granted	391,500	3.14
Vested	(178,862)	3.24
Forfeited	(40,044)	2.84
Non-vested as of September 30, 2018	691,044	$3.05
PSUs

PSUs will be earned based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for the first, second, third, and fourth quarters of fiscal year 2019 and towards the annual fiscal year 2019 objective. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018 (at target)	—	$—
Granted, at target	50,000	3.14
Vested	—	—
Forfeited	(15,000)	3.14
Non-vested as of September 30, 2018 (at target)	35,000	$3.14
Note 7. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment (formerly ISMS), and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $113,000 and $125,000 as of September 30, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $172,000 and $175,000 as of September 30, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2018	2017	2018	2017
Total product warranty reserve at the beginning of the period	$290	$385	$300	$395
Warranty expense to cost of revenue	12	105	32	118
Utilization	(17)	(44)	(47)	(67)
Total product warranty reserve at the end of the period	$285	$446	$285	$446
Note 8. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $57,000 as of September 30, 2018 and $56,000 as of March 31, 2018, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended September 30, 2018, and 2017, was $0.5 million and $0.9 million, respectively. The Company's revenue from sales to AKA for the six months ended September 30, 2018, and 2017, was $1.1 million and $1.7 million, respectively. Accounts receivable from AKA was $0.3 million and $0.4 million as of September 30, 2018, and March 31, 2018, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $0.9 million and $1.4 million as of September 30, 2018, and March 31, 2018, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of September 30, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. As of September 30, 2018 and March 31, 2018, the Company has $697,000 tax receivable associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $10,000 of income tax expense in the three and six months ended September 30, 2018, using an effective income tax rate of (0.53)% plus discrete items. The Company recorded $13,000 and $25,000 of income tax expense in the three and six months ended September 30, 2017, using an effective rate of (1.07)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Note 10. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2018, and March 31, 2018, the Company has not recorded any contingent liability attributable to existing litigation.

In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the settled case, the customer provided an initial unsubstantiated claim with an allocation of their settlement and defense costs. The Company recently obtained additional information to evaluate the facts. Based upon the analysis of the documentation, the Company estimates a probable loss in a range of $88,000 to $315,000. For the summary judgment case, the customer provided an initial allocation of their defense costs. The Company recently obtained additional information to evaluate the facts. Based upon the analysis of the documentation, the Company estimates a probable loss in a range of $50,000 to $160,000. As there is not a best estimate within either range, the Company recorded an expense at the lower limits. Both of these claims relate to a business which was previously sold and therefore presented as discontinued operations.
Note 11. Short-term Investments
As of March 31, 2018, the Company owned Certificates of Deposit amounting to $2.8 million, held at cost. There were no short-term investments as of September 30, 2018, as they were all converted to cash equivalents.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of September 30, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$27,740	$27,740	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,237	$19,237	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 145,917 and 113,484 shares repurchased under the authorizations during the six months ended September 30, 2018 and September 30, 2017, at a weighted average purchase price of $2.84 and $2.99 per share, respectively. As of September 30, 2018, there was approximately $1.3 million remaining for additional share repurchases under the 2017 authorization and the 2011 authorization was exhausted.
Additionally, in the six months ended September 30, 2018, and September 30, 2017, the Company repurchased 58,993 and 39,269 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $3.24 and $2.91 per share, respectively.
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

There was no intangible asset impairment during the six months ended September 30, 2018 or the six months ended September 30, 2017.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	September 30, 2018	March 31, 2018
Accrued compensation	$656	$772
Accrued contractual obligation	1,445	1,445
Legal contingencies - DISCO (See Note 10)	138	—
Other accrued expenses	996	1,111
Total accrued expenses	$3,235	$3,328

Note 16. Land, Property, and Equipment
Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the six months ended September 30, 2018 or September 30, 2017.
The components of fixed assets are as follows:

(in thousands)	September 30, 2018	March 31, 2018
Land	$672	$672
Machinery and equipment	1,305	1,296
Office, computer and research equipment	5,288	5,175
Leasehold improvements	798	1,238
Land, property and equipment, gross	8,063	8,381
Less accumulated depreciation and amortization	(6,600)	(6,780)
Land, property and equipment, net	$1,463	$1,601

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
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2018, and 2017, by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
IBW	$3,646	$7,919	$(4,273)	$7,203	$14,875	$(7,672)
ISM	2,646	4,730	(2,084)	8,390	8,860	(470)
CNS	3,814	4,583	(769)	7,550	10,071	(2,521)
Consolidated revenue	$10,106	$17,232	$(7,126)	$23,143	$33,806	$(10,663)
IBW revenue was $3.6 million and $7.2 million in the three and six months ended September 30, 2018, compared to $7.9 million and $14.9 million in the same periods in the prior year. The decrease in revenue for both periods ended September 30, 2018 was primarily due to lower sales of DAS conditioners, commercial repeaters, and ancillary products. Sales of DAS conditioners have decreased due to a network architecture shift to an alternative, non-DAS solution for in-building coverage in large venues such as stadiums and arenas. Going forward, we do not anticipate sales of DAS conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. While we expect the commercial repeater market to either remain flat or decline further, as customers continue to shift to other forms of commercial in-building coverage, such as small cells, we expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building cellular communication coverage for public safety.
ISM revenue was $2.6 million and $8.4 million in the three and six months ended September 30, 2018, compared to $4.7 million and $8.9 million in the same periods in the prior year. The decrease in revenue in the three months ended September 30, 2018 was due to one major domestic customer spending significantly less on remote monitoring during the second fiscal quarter than in previous quarters within and between their existing network and their new centralized radio access network (C-RAN) architecture. The decrease in revenue for the six months ended September 30, 2018 was due primarily to larger orders for Optima licenses by an existing international customer last year and lower deployment services revenue, partly offset by increased sales of remote units and higher support services revenue. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $3.8 million and $7.6 million in the three and six months ended September 30, 2018, compared to $4.6 million and $10.1 million in the same periods in the prior year. The decrease in revenue in both periods ended September 30, 2018 was due to lower sales of integrated cabinets, T1 NIUs, and TMAs, partly offset by higher sales of copper/fiber network connectivity panels. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to at least remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are in declining markets.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2018	2017	Change	2018	2017	Change
IBW	46.4%	46.1%	0.3%	46.6%	44.8%	1.8%
ISM	53.7%	46.9%	6.8%	52.1%	49.0%	3.1%
CNS	28.3%	30.7%	(2.4)%	31.8%	30.1%	1.7%
Consolidated gross margin	41.5%	42.2%	(0.7)%	43.8%	41.5%	2.3%

Consolidated gross margin decreased in the three months ended September 30, 2018, but increased in the six months ended September 30, 2018, compared to the same periods in the prior year. Despite the higher ISM gross margin in the second quarter of fiscal 2019 compared to the same quarter a year ago, the overall consolidated quarter-over-quarter decrease was due primarily to the lower ISM revenue as a percentage of the overall revenue mix. On a year-to-date basis, the year-over-year increase was driven primarily by higher ISM revenue as a percentage of the overall revenue mix and overall excess and obsolete inventory costs.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
IBW	$867	$1,443	$(576)	$1,389	$2,906	$(1,517)
ISM	558	523	35	1,127	1,088	39
CNS	418	239	179	759	487	272
Consolidated research and development expense	$1,843	$2,205	$(362)	$3,275	$4,481	$(1,206)
Research and development expenses decreased by $0.4 million and $1.2 million in the three and six months ended September 30, 2018, compared to the same periods in the prior year. The decreases were primarily due to the IBW segment, where the business shifted its focused to pursue growth via OEM partnerships rather than developing products internally. This was partly offset by a CNS increase related to development of our new fiber access solutions.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated sales and marketing expense	$1,876	$1,992	$(116)	$4,013	$4,328	$(315)
Sales and marketing expense decreased $0.1 million and $0.3 million in the three and six months ended September 30, 2018, compared to same periods in the prior fiscal year. The decreases were largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated general and administrative expense	$1,400	$1,809	$(409)	$2,934	$3,520	$(586)

Consolidated general and administrative expense decreased $0.4 million and $0.6 million in the three and six months ended September 30, 2018, compared to the same periods in the prior fiscal year. The decreases were largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.
Intangible amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated intangible amortization	$832	$1,048	$(216)	$1,822	$2,095	$(273)

Amortization in the three and six months ended September 30, 2018 and September 30, 2017 were non-cash expenses related to intangible assets established through acquisitions within all three business segments during the 2012 to 2014 time frames. These intangible assets consist of product technology, customer relationships, trade names, and backlog derived from the acquisitions. The decrease in the three and six month ended September 30, 2018 compared to the same periods of the prior fiscal year resulted primarily from product and customer related intangibles from the Antone acquisition becoming fully amortized.

Other income, net

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated other income (expense)	$165	$677	$(512)	$284	$720	$(436)

Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. During the three and six months ended September 30, 2017, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the NoranTel legal entity.  The decrease during the three and six months ended September 30, 2018, compared to the prior fiscal year, was partially offset due to increased interest rates on investments.
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
As of September 30, 2018 and March 31, 2018, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $10,000 of income tax expense in both the three and six months ended September 30, 2018, using an effective income tax rate of (0.53)% plus discrete items. The Company recorded $13,000 and $25,000 of income tax expense in the three and six months ended September 30, 2017, using an effective rate of (1.07)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Discontinued Operations
During the quarter ended September 30, 2018, the Company recorded an expense of $0.1 million for loss contingencies associated with two indemnity claims related to a significant customer contract. Both of these claims relate to a business which was previously sold and therefore presented as discontinued operations. The Company estimates the range of the combined probable losses to be $0.1 million to $0.5 million.

Net income (loss)
Net loss was $1.7 million and $1.8 million in the three and six months ended September 30, 2018. Net income was $0.7 million and $0.1 million in the three and six months ended September 30, 2017. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2018, the Company had $28.5 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows

The Consolidated Statements of Cash Flows include the discontinued operations.
The Company’s operating activities provided cash of $1.5 million in the six months ended September 30, 2018, which resulted primarily from the net loss, adjusted for non-cash charges of $2.7 million of amortization, depreciation, and stock-based compensation expense and $0.6 million provided from net working capital. The Company’s investing activities provided cash of $2.6 million, which resulted from investing in short-term investments and capital equipment purchases. In the six months ended September 30, 2018, the Company’s financing activities used $0.6 million of cash resulting primarily from the purchase of treasury stock.
As of September 30, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. Also, as of September 30, 2018, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and won summary judgment for all claims in the other. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the settled case, the customer provided an initial unsubstantiated claim with an allocation of their settlement and defense costs. The Company recently obtained additional information to evaluate the facts. Based upon the analysis of the documentation, the Company estimates a probable loss in a range of $88,000 to $315,000. For the summary judgment case, the customer provided an initial allocation of their defense costs. The Company recently obtained additional information to evaluate the facts. Based upon the analysis of the documentation, the Company estimates a probable loss in a range of $50,000 to $160,000. As there is not a best estimate within either range, the Company recorded an expense at the lower limits. Both of these claims relate to a business which was previously sold and therefore presented as discontinued operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 2018	36,078	$2.8524	34,943	$1,380,412
August 2018	2,981	2.5600	—	1,380,412
September 2018	32,294	2.7813	28,627	1,300,953
Total	71,353	$2.8080	63,570	$1,300,953

(a)
In the three months ended September 30, 2018, the Company repurchased 7,783 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.73 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $1.3 million remaining under the May 2017 authorization as of September 30, 2018.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 2, 2018	By:	/s/ Alfred S. John
Alfred S. John
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer