Form 10-Q
period 2018-12-31
WESTELL TECHNOLOGIES INC
filed 2019-02-08
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 25, 2019:
Class A Common Stock, $0.01 Par Value – 11,902,811 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$27,065	$24,963
Short-term investments	—	2,779
Accounts receivable (net of allowance of $70 and $95 at December 31, 2018 and March 31, 2018, respectively)	6,980	8,872
Inventories	10,163	9,222
Prepaid expenses and other current assets	1,169	816
Total current assets	45,377	46,652
Land, property and equipment, gross	8,183	8,381
Less accumulated depreciation and amortization	(6,749)	(6,780)
Land, property and equipment, net	1,434	1,601
Intangible assets, net	8,783	11,435
Tax receivable, non-current	697	697
Other non-current assets	63	74
Total assets	$56,354	$60,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,936	$1,903
Accrued expenses	2,854	3,328
Accrued restructuring	—	63
Deferred revenue	679	1,790
Total current liabilities	6,469	7,084
Deferred revenue non-current	514	846
Other non-current liabilities	232	234
Total liabilities	7,215	8,164
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 11,991,441 and 12,145,743 shares at December 31, 2018, and March 31, 2018, respectively	120	121
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at December 31, 2018, and March 31, 2018	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	418,577	417,691
Treasury stock at cost – 5,030,577 and 4,633,871 shares at December 31, 2018, and March 31, 2018, respectively	(36,941)	(35,907)
Accumulated deficit	(332,652)	(329,645)
Total stockholders’ equity	49,139	52,295
Total liabilities and stockholders’ equity	$56,354	$60,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,			Nine months ended December 31,
	2018	2017		2018		2017
Revenue	$10,722	$13,675		$33,865		$47,481
Cost of revenue	6,132	7,599		19,147		27,363
Gross profit	4,590	6,076		14,718		20,118
Operating expenses
Research and development	1,736	1,542		5,011		6,023
Sales and marketing	1,999	1,950		6,012		6,278
General and administrative	1,738	1,502		4,672		5,022
Intangible amortization	830	1,047		2,652		3,142
Restructuring	—	—		—		165
Total operating expenses	6,303	6,041		18,347		20,630
Operating profit (loss)	(1,713)	35		(3,629)		(512)
Other income, net	158	79		442		799	(1)
Income (loss) before income taxes	(1,555)	114		(3,187)		287
Income tax benefit (expense)	(1)	685	(2)	(11)		660	(2)
Net income (loss) from continuing operations	(1,556)	799		(3,198)		947
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	—		(138)		—
Net income (loss)	$(1,556)	$799		$(3,336)		$947
Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.10)	$0.05		$(0.21)		$0.06
Basic net income (loss) from discontinued operations	—	—		(0.01)		—
Basic	$(0.10)	$0.05		$(0.21)	(3)	$0.06
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.10)	$0.05		$(0.21)		$0.06
Diluted net income (loss) from discontinued operations	—	—		(0.01)		—
Diluted	$(0.10)	$0.05		$(0.21)	(3)	$0.06
Weighted-average number of common shares outstanding:
Basic	15,524	15,504		15,576		15,482
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	251		—		197
Diluted	15,524	15,755		15,576		15,679

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

(2 During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 9.

(3) Per share amounts may not sum to totals due to rounding.

(4) The Company had 1.1 million shares and 1.0 million shares represented by common stock equivalents for the three and nine months ended December 31, 2018, and 0.2 million and 0.4 million shares represented by common stock equivalents for the three and nine months ended December 31, 2017, respectively. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income (loss)	$(1,556)	$799	$(3,336)	$947
Other comprehensive income (loss):
Foreign currency translation adjustment (1)	—	—	—	(608)
Total comprehensive income (loss)	$(1,556)	$799	$(3,336)	$339

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(3,336)	(3,336)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(4)	—	—	(1,034)	—	(1,038)
Stock-based compensation	—	—	889	—	—	889
Balance, December 31, 2018	$120	$35	$418,577	$(36,941)	$(332,652)	$49,139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2018		2017
Cash flows from operating activities:
Net income (loss)	$(3,336)		$947
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,092		3,747
Stock-based compensation	889		988
Loss on sale of fixed assets	1		10
Restructuring	—		165
Deferred taxes	—		(697)	(1)
Gain on disposal of foreign operations	—		(608)	(2)
Exchange rate loss (gain)	3		(20)
Changes in assets and liabilities:
Accounts receivable	1,892		1,025
Inventories	(941)		3,047
Prepaid expenses and other current assets	(353)		545
Other assets	11		80
Deferred revenue	(1,114)	(3)	(618)
Accounts payable and accrued expenses	494		(3,542)
Net cash provided by (used in) operating activities	638		5,069
Cash flows from investing activities:
Maturities of other short-term investments	2,779		474
Purchases of other short-term investments	—		(5,011)
Purchases of property and equipment	(273)		(261)
Net cash provided by (used in) investing activities	2,506		(4,798)
Cash flows from financing activities:
Purchases of treasury stock	(1,038)		(558)
Net cash provided by (used in) financing activities	(1,038)		(558)
Gain (loss) of exchange rate changes on cash	(4)		1
Net increase (decrease) in cash and cash equivalents	2,102		(286)
Cash and cash equivalents, beginning of period	24,963		21,778
Cash and cash equivalents, end of period	$27,065		$21,492
(1) During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 9.
(2)During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(3) Includes the cumulative effect adjustment of the ASC 606 adoption. See Note 2.

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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position, the results of operations, comprehensive income (loss), statements of shareholders equity, and cash flows at December 31, 2018, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2019.
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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The Company adopted the accounting guidance as of April 1, 2018.  The adoption of ASU 2017-09 had no impact on the Company’s Condensed Consolidated Financial Statements.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements. The amendments in this ASU provide for an additional transition method in which an entity applying the lease standard at adoption date recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Any comparative periods presented in the financial statements would continue to be presented in accordance with current GAAP (Topic 840). These lease standards are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While early adoption is permitted, the Company will adopt ASU 2016-02 on April 1, 2019. There are two transition options. The first option requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The second option is discussed above and available under ASU 2018-11. The Company commenced the assessment of ASU 2016-02 during the first quarter of fiscal year 2019 and developed a project plan to guide the implementation. As the project plan progresses, the Company continues to analyze the standard’s impact on the Company’s lease portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its leases. While the Company has compiled a list of all leases to date, the final impact of adoption will be determined based upon the leases in place at the date of adoption. The Company will draft an updated accounting policy, evaluate new disclosure requirements and identify and implement appropriate changes to business processes and internal controls to support compliance under the new standard. Key policy elections have been considered and disclosure requirements associated with these elections will be included in our financial statements. While the review is still ongoing, the Company expects to recognize right of use assets and lease liabilities for operating leases in the Company's Condensed Consolidated Balance Sheets upon adoption.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASU 2018-13). This update modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements established in Topic 820 have been removed, some have been modified and new disclosure requirements were added. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2018-13 may have on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15). This update’s main objective is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2018-15 may have on the Company’s Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-18 may have on the Company's Condensed Consolidated Financial Statements.

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

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product the Company expects to return to inventory as a result of the return, which is recorded in prepaid and other current assets in the Condensed Consolidated Balance Sheets.  Under previous guidance, the Company netted the asset against the refund liability and presented the net refund liability within accrued expenses. The gross product return asset was $0.1 million and $0.1 million at April 1, 2018 and December 31, 2018, respectively.

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

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Balance Sheets as of December 31, 2018:

(in thousands)	As of December 31, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Assets:
Prepaid expenses and other current assets	$1,169	$(57)	$1,112
Liabilities:
Accrued expenses	2,854	(57)	2,797
Deferred revenue	679	110	789
Deferred revenue non-current	514	137	651
Stockholders' Equity:
Accumulated deficit	$(332,652)	$(247)	$(332,899)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018:

(in thousands)	For the three months ended December 31, 2018			For the nine months ended December 31, 2018
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Revenue	$10,722	$27	$10,749	$33,865	$82	$33,947
Gross Profit	4,590	27	4,617	14,718	82	14,800
Net income (loss) from continuing operations	(1,556)	27	(1,529)	(3,198)	82	(3,116)
Net income (loss)	$(1,556)	$27	$(1,529)	$(3,336)	$82	$(3,254)

Practical Expedients and Exemptions

The Company has adopted certain practical expedients available under ASC 606.

Contract Costs
The Company adopted the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of December 31, 2018, there were no deferred contract costs.

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

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(In thousands)	Three months ended December 31,		Nine months ended December 31,
	2018 (under ASC 606)	2017 (under ASC 605)	2018 (under ASC 606)	2017 (under ASC 605)
Revenue:
Products	$9,400	$11,476	$30,230	$41,873
Software	408	278	982	1,523
Services	914	1,921	2,653	4,085
Total revenue	$10,722	$13,675	$33,865	$47,481

The following is the expected future revenue recognition timing of deferred revenue as of December 31, 2018:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$679	$283	$231

During the nine months ended December 31, 2018, the Company recognized $1.6 million of revenue that was deferred as of the beginning of the period.
Note 3. Restructuring Charges
In the nine months ended December 31, 2017, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments. The Company did not record any restructuring expense in the nine months ended December 31, 2018.
Total liability for restructuring charges and their utilization for the nine months ended December 31, 2018, are summarized as follows:

	Nine months ended December 31, 2018
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
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, solutions include half-watt and two-watt repeaters and a battery backup unit. IBW also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
Intelligent Site Management (ISM) Segment (formerly Intelligent Site Management and Services or ISMS)
ISM segment solutions include a suite of remote units, which are network devices used for on-site processing. Remotes provide on-site machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remotes can be and often are combined with our Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, fiber access products, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the three and nine months ended December 31, 2018, and 2017, is set forth below:

	Three months ended December 31, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,794	$5,116	$2,812	$10,722
Cost of revenue	1,725	2,217	2,190	6,132
Gross profit	1,069	2,899	622	4,590
Gross margin	38.3%	56.7%	22.1%	42.8%
Research and development	682	570	484	1,736
Segment profit	$387	$2,329	$138	2,854
Operating expenses:
Sales and marketing				1,999
General and administrative				1,738
Intangible amortization				830
Operating profit (loss)				(1,713)
Other income, net				158
Income tax benefit (expense)				(1)
Net income (loss) from continuing operations				$(1,556)

	Three months ended December 31, 2017
(in thousands)	IBW	ISM	CNS	Total
Revenue	$5,223	$5,802	$2,650	$13,675
Cost of revenue	2,754	2,642	2,203	7,599
Gross profit	2,469	3,160	447	6,076
Gross margin	47.3%	54.5%	16.9%	44.4%
Research and development	750	547	245	1,542
Segment profit	$1,719	$2,613	$202	4,534
Operating expenses:
Sales and marketing				1,950
General and administrative				1,502
Intangible amortization				1,047
Restructuring				—
Operating profit (loss)				35
Other income, net				79
Income tax benefit (expense)				685	(1)
Net income (loss) from continuing operations				$799
(1) During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 9.

	Nine months ended December 31, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$9,997	$13,506	$10,362	$33,865
Cost of revenue	5,574	6,237	7,336	19,147
Gross profit	4,423	7,269	3,026	14,718
Gross margin	44.2%	53.8%	29.2%	43.5%
Research and development	2,071	1,697	1,243	5,011
Segment profit	$2,352	$5,572	$1,783	9,707
Operating expenses:
Sales and marketing				6,012
General and administrative				4,672
Intangible amortization				2,652
Operating profit (loss)				(3,629)
Other income, net				442
Income tax benefit (expense)				(11)
Net income (loss) from continuing operations				$(3,198)

	Nine months ended December 31, 2017
(in thousands)	IBW	ISM	CNS	Total
Revenue	$20,098	$14,662	$12,721	$47,481
Cost of revenue	10,965	7,157	9,241	27,363
Gross profit	9,133	7,505	3,480	20,118
Gross margin	45.4%	51.2%	27.4%	42.4%
Research and development	3,656	1,635	732	6,023
Segment profit (loss)	$5,477	$5,870	$2,748	14,095
Operating expenses:
Sales and marketing				6,278
General and administrative				5,022
Intangible amortization				3,142
Restructuring				165
Operating profit (loss)				(512)
Other income, net				799	(1)
Income tax benefit (expense)				660	(2)
Net income (loss) from continuing operations				$947

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(2) During the quarter ended December 31, 2017, the Company had income tax benefit from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the enacted Tax Reform. See Note 9.
Segment asset information is not reported to or used by the CODM.
Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	December 31, 2018	March 31, 2018
Raw materials	$3,440	$2,969
Finished goods	6,723	6,253
Total inventories	$10,163	$9,222

Note 6. Stock-Based Compensation
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. The 2015 Plan replaced the Westell Technologies, Inc. 2004 Stock Incentive Plan (the 2004 Plan). If any award granted under the 2015 Plan or the 2004 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2015 Plan. Shares subject to an award shall not again be made available for issuance under the 2015 Plan if such Shares are: (a) shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) shares delivered to or withheld by the Company to pay the withholding taxes related to an award. The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under the 2015 Plan generally vest in equal annual installments over 3 years for employees and 1 year for independent directors. The stock options, restricted stock awards, and RSUs awarded under the 2004 Plan vest in equal annual installments over 4 years. Performance stock units (PSUs) earned vest over the performance period. Certain awards provide for accelerated vesting if there is a change in control. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2015 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and nine months ended December 31, 2018, and 2017:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$303	$316	$889	$988
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$303	$316	$889	$988
Stock Options
Stock option activity for the nine months ended December 31, 2018, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2018	197,936	$4.87	4.4	$56
Granted	100,000	3.14
Exercised	—	—
Forfeited	(1,460)	4.66
Expired	(2,998)	4.69
Outstanding on December 31, 2018	293,478	$4.28	4.6	$0

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	62,761	$3.35
Granted	63,334	2.86
Vested	(62,761)	3.35
Forfeited	—	—
Non-vested as of December 31, 2018	63,334	$2.86

RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	518,450	$3.03
Granted	412,500	3.08
Vested	(179,070)	3.24
Forfeited	(53,544)	2.82
Non-vested as of December 31, 2018	698,336	$3.03
PSUs

PSUs will be earned based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for the first, second, third, and fourth quarters of fiscal year 2019 and toward the annual fiscal year 2019 objective. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018 (at target)	—	$—
Granted, at target	50,000	3.14
Vested	—	—
Forfeited	(25,000)	3.14
Non-vested as of December 31, 2018 (at target)	25,000	$3.14
Note 7. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment (formerly ISMS), and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $112,000 and $125,000 as of December 31, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $163,000 and $175,000 as of December 31, 2018, and March 31, 2018, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2018	2017	2018	2017
Total product warranty reserve at the beginning of the period	$285	$446	$300	$395
Warranty expense to cost of revenue	12	42	44	160
Utilization	(22)	(39)	(69)	(106)
Total product warranty reserve at the end of the period	$275	$449	$275	$449
Note 8. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of both December 31, 2018 and March 31, 2018, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended December 31, 2018, and 2017, was $0.5 million and $1.5 million, respectively. The Company's revenue from sales to AKA for the nine months ended December 31, 2018, and 2017, was $1.6 million and $3.2 million, respectively. Accounts receivable from AKA was $0.4 million as of both December 31, 2018, and March 31, 2018. Deferred revenue, which primarily relates to AKA maintenance contracts, was $0.9 million and $1.4 million as of December 31, 2018, and March 31, 2018, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
The final transition impacts of the Act may differ from our previous estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. In the quarter ended December 31, 2018, the Company has finalized its estimates of the impact of the Tax Act with no material effect on the Company's Condensed Consolidated Financial Statements.
As of December 31, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. As of December 31, 2018 and March 31, 2018, the Company has $697,000 tax receivable associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $1,000 and $11,000 of income tax expense in the three and nine months ended December 31, 2018, respectively, using an effective income tax rate of (0.32)% plus discrete items. The Company recorded $685,000 and $660,000 of income tax expense in the three and nine months ended December 31, 2017, using an effective rate of 1.76% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

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
Note 11. Short-term Investments
As of March 31, 2018, the Company owned Certificates of Deposit amounting to $2.8 million, held at cost. There were no short-term investments as of December 31, 2018, as they were all converted to cash equivalents.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$26,554	$26,554	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,237	$19,237	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 337,653 and 133,608 shares repurchased under the authorizations during the nine months ended December 31, 2018 and December 31, 2017, at a weighted average purchase price of $2.51 and $2.98 per share, respectively. As of December 31, 2018, there was approximately $0.9 million remaining for additional share repurchases under the 2017 authorization and the 2011 authorization was exhausted.
Additionally, in the nine months ended December 31, 2018, and December 31, 2017, the Company repurchased 59,053 and 54,572 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $3.24 and $2.89 per share, respectively.
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

There was no intangible asset impairment during the nine months ended December 31, 2018 or December 31, 2017.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	December 31, 2018	March 31, 2018
Accrued compensation	$339	$772
Accrued contractual obligation	1,445	1,445
Legal contingencies - DISCO (See Note 10)	138	—
Other accrued expenses	932	1,111
Total accrued expenses	$2,854	$3,328

Note 16. Land, Property, and Equipment
Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the nine months ended December 31, 2018 or December 31, 2017.
The components of fixed assets are as follows:

(in thousands)	December 31, 2018	March 31, 2018
Land	$672	$672
Machinery and equipment	1,380	1,296
Office, computer and research equipment	5,333	5,175
Leasehold improvements	798	1,238
Land, property and equipment, gross	8,183	8,381
Less accumulated depreciation and amortization	(6,749)	(6,780)
Land, property and equipment, net	$1,434	$1,601

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
Westell Technologies, Inc., (the Company) is a leading provider of high-performance network infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, Westell is a trusted partner for transforming networks into high-quality, reliable systems.
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, solutions include half-watt and two-watt repeaters and a battery backup unit. IBW also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
Intelligent Site Management (ISM) Segment (formerly Intelligent Site Management and Services or ISMS)
ISM segment solutions include a suite of remote units, which are network devices used for on-site processing. Remotes provide on-site machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control site infrastructure and support systems. Remotes can be and often are combined with our Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, fiber access products, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
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
To remain competitive, the Company must continue to invest in new product development and/or in targeted sales and marketing efforts to launch new product lines and features. Failure to increase revenues from new products, whether due to lack of market acceptance, competition, technological change, purchasing decisions, meeting technical specifications, or otherwise, could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to evaluate new product opportunities and invest in research and development activities.
In view of the Company’s reliance on the communications infrastructure market for revenues, the project nature of the business, the unpredictability of orders, and pricing pressures, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company has experienced quarterly fluctuations in customer ordering and purchasing activity due primarily to the project-based nature of the business and due to budgeting and procurement patterns toward the end of the calendar year or the beginning of a new calendar year. While these factors can result in the greatest fluctuations in the Company's third and fourth fiscal quarters, this is not always consistent and may not always correlate to financial results.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2018, and 2017, by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
IBW	$2,794	$5,223	$(2,429)	$9,997	$20,098	$(10,101)
ISM	5,116	5,802	(686)	13,506	14,662	(1,156)
CNS	2,812	2,650	162	10,362	12,721	(2,359)
Consolidated revenue	$10,722	$13,675	$(2,953)	$33,865	$47,481	$(13,616)
IBW revenue was $2.8 million and $10.0 million in the three and nine months ended December 31, 2018, compared to $5.2 million and $20.1 million in the same periods in the prior year. The decrease in revenue for both periods ended December 31, 2018 was primarily due to lower sales of DAS conditioners, commercial repeaters, and ancillary products. Sales of DAS conditioners have decreased due to a network architecture shift to an alternative, non-DAS solution for in-building coverage in large venues such as stadiums and arenas. Going forward, we do not anticipate sales of DAS conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. While we expect the commercial repeater market to either remain flat or decline further, as customers continue to shift to other forms of commercial in-building coverage such as small cells, we expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building cellular communication coverage for public safety.
ISM revenue was $5.1 million and $13.5 million in the three and nine months ended December 31, 2018, compared to $5.8 million and $14.7 million in the same periods in the prior year. The decrease in revenue for both periods ended December 31, 2018 was primarily due to a decline in services revenue, which was largely attributable to a decrease in both deployment and support service revenue from one major domestic customer. The services revenue decline was slightly offset by increased product revenue. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $2.8 million and $10.4 million in the three and nine months ended December 31, 2018, compared to $2.7 million and $12.7 million in the same periods in the prior year. The slight increase in revenue for the three months ended December 31, 2018 was driven by higher sales of integrated cabinets and copper/fiber network connectivity panels as well as revenue from our fiber access solutions introduced earlier this year, partly offset by lower sales of power distribution products, T1 NIUs, and TMAs. The decrease in revenue for the nine months ended December 31, 2018 was due primarily to lower sales of integrated cabinets, T1 NIUs, and TMAs, partly offset by higher sales of copper/fiber network connectivity panels and our new fiber access solutions. We expect revenue from our new fiber access solutions to grow. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to at least remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are in declining markets.

Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2018	2017	Change	2018	2017	Change
IBW	38.3%	47.3%	(9.0)%	44.2%	45.4%	(1.2)%
ISM	56.7%	54.5%	2.2%	53.8%	51.2%	2.6%
CNS	22.1%	16.9%	5.2%	29.2%	27.4%	1.8%
Consolidated gross margin	42.8%	44.4%	(1.6)%	43.5%	42.4%	1.1%

Consolidated gross margin changes from period to period are a function of the revenue mix among the three segments, as well as margin changes within each of the segments which are driven largely by product and customer mix, revenue levels, prices, and costs. The slight year-over-year decrease for the three months ended December 31, 2018 was largely attributable to the lower margin with the IBW segment due primarily to lower IBW segment revenue, partly offset by the higher margin ISM segment representing a great percentage of the overall revenue mix. The slight year-over-year increase for the nine months ended December 31, 2018 was primarily due to the higher margin ISM segment representing a great percentage of the overall revenue mix.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
IBW	$682	$750	$(68)	$2,071	$3,656	$(1,585)
ISM	570	547	23	1,697	1,635	62
CNS	484	245	239	1,243	732	511
Consolidated research and development expense	$1,736	$1,542	$194	$5,011	$6,023	$(1,012)
Research and development expenses increased by $0.2 million and decreased by $1.0 million in the three and nine months ended December 31, 2018, compared to the same periods in the prior year. The increase in the comparable three month period was primarily due spending in the new fiber access solutions in the CNS segment. The decrease in the comparable nine month period was primarily due to the IBW segment, where the business shifted its focus to pursue growth via OEM partnerships rather than developing products internally. This was partly offset by a CNS increase related to development of our new fiber access solutions.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated sales and marketing expense	$1,999	$1,950	$49	$6,012	$6,278	$(266)
Sales and marketing expense was relatively flat in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Sales and marketing expense decreased $0.3 million in the nine months ended December 31, 2018, compared to same period in the prior fiscal year. The decrease was largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated general and administrative expense	$1,738	$1,502	$236	$4,672	$5,022	$(350)
Consolidated general and administrative expense increased $0.2 million and decreased $0.4 million in the three and nine months ended December 31, 2018, respectively, compared to the same periods in the prior fiscal year. The increase in the three month period was primarily due to higher external professional services expenses. The decrease in the nine month period was largely attributable to a lower expense structure as a part of the Company's aforementioned overall resetting of cost and expense.

Intangible amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated intangible amortization	$830	$1,047	$(217)	$2,652	$3,142	$(490)

Amortization in the three and nine months ended December 31, 2018 and December 31, 2017 were non-cash expenses related to intangible assets established through acquisitions within all three business segments during the 2012 to 2014 time frames. These intangible assets consist of product technology, customer relationships, trade names, and backlog derived from the acquisitions. The decrease in the three and nine months ended December 31, 2018 compared to the same periods of the prior fiscal year resulted primarily from product and customer related intangibles from the Antone acquisition becoming fully amortized.

Other income, net

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Consolidated other income (expense)	$158	$79	$79	$442	$799	$(357)

Other income, net contains interest income earned on cash and cash equivalents and foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. During the nine months ended December 31, 2017, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the NoranTel legal entity.  The decrease during the nine months ended December 31, 2018, compared to the prior fiscal year, was partially offset due to increased interest rates on investments.
Income tax expense
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.
The final transition impacts of the Act may differ from our previous estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. In the quarter ended December 31, 2018, the Company has finalized its estimates of the impact of the Tax Act with no material effect on the Company's Condensed Consolidated Financial Statements.
As of December 31, 2018 and March 31, 2018, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $1,000 and $11,000 of income tax expense in the three and nine months ended December 31, 2018, respectively, using an effective income tax rate of (0.32)% plus discrete items. The Company recorded $685,000 and $660,000 of income tax benefit in the three and nine months ended December 31, 2017, using an effective rate of 1.76% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
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

Net income (loss)
Net loss was $1.6 million and $3.3 million in the three and nine months ended December 31, 2018. Net income was $0.8 million and $0.9 million in the three and nine months ended December 31, 2017. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2018, the Company had $27.1 million in cash and cash equivalents consisting of bank deposits and money market funds. The Company believes that the existing sources of liquidity and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows

The Consolidated Statements of Cash Flows include the discontinued operations. The significant changes in cash flows were as follows:

	Nine months ended December 31,
(in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$638	$5,069
Investing activities	2,506	(4,798)
Financing activities	(1,038)	(558)
Effect of exchange rate on changes on cash	(4)	1
Net increase (decrease) in cash and cash equivalents	$2,102	$(286)
Net cash provided by operating activities was $0.6 million in the nine months ended December 31, 2018, compared to $5.1 million in the same period of the prior year. The change resulted primarily from the net loss in the current period adjusted for non-cash items and an increase in cash used by working capital when compared to the same period in the prior year.
Net cash provided by investing activities was $2.5 million in the nine months ended December 31, 2018, compared to $4.8 million used in the same period of the prior year. The change was primarily due to the conversion of all short-term investments into cash equivalents.
Net cash used by financing activities was $1.0 million in the nine months ended December 31, 2018, compared to $0.6 million used in the same period of the prior year. The increased use of cash was due primarily from the increased purchases of treasury stock.
As of December 31, 2018, the Company had net deferred tax assets of approximately $37.0 million before a valuation allowance of $37.0 million. Also, as of December 31, 2018, the Company had a $3.0 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2023. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 2018	55,033	$2.6332	55,033	$1,156,038
November 2018	32,697	2.2983	32,697	1,080,890
December 2018	104,066	2.0435	104,006	868,355
Total	191,796	$2.2561	191,736	$868,355

(a)
In the three months ended December 31, 2018, the Company repurchased 60 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.01 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.9 million remaining under the May 2017 authorization as of December 31, 2018.
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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 8, 2019	By:	/s/ Alfred S. John
Alfred S. John
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer