Form 10-K
period 2019-03-31
WESTELL TECHNOLOGIES INC
filed 2019-05-31
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (630) 898-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	WSTL	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company),	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2018 (based upon an estimate that 73% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $24 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 17, 2019, 12,051,719 shares of the registrant’s Class A Common Stock were outstanding and 3,484,287 shares of the registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2019 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2019, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
PART I

ITEM 1.	BUSINESS
Overview
Westell Technologies, Inc., (the Company) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is a leading provider of high-performance network infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high-quality reliable systems.
Segment Reporting
The Company has three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management (ISM) (formerly Intelligent Site Management and Services, or ISMS), and Communications Network Solutions (CNS).
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include digital repeaters and distributed antenna system (DAS) conditioners. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system RF components and antennas for both the commercial and public safety markets. In addition, in fiscal year 2019, IBW, in partnership with ip.access, a leading small cell solutions partner based in the U.K., began developing an OnGo small cell for the private LTE market.
ISM Segment
The ISM segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
CNS Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs). Starting in fiscal year 2019, CNS added a suite of fiber access solutions to address the growing customer needs of densification at the network’s edge.

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
In addition to the increase in commercial use of mobile devices indoors, demand is also increasing for in-building wireless coverage for the public safety sector. First responders, such as firefighters, police and other law enforcement officers, and emergency medical service (EMS) personnel, are also in need of more modern high-bandwidth mobile communication capabilities beyond the traditional two-way land mobile radios (LMRs). Local municipalities with jurisdiction to define in-building public safety coverage are increasingly requiring public safety mobile communication coverage in buildings. Additionally, at the federal level, the First Responder Network Authority (FirstNet) radio spectrum was awarded to AT&T to build-out the first nationwide broadband public safety network, which can carry high-speed data, location information, images, etc.
During fiscal year 2019, the Company entered into a product agreement with ip.access, a leading small cell solutions provider based in the U.K., to develop and market an OnGo small cell, primarily targeted at the market for private LTE networks. OnGo, the brand name for Citizens Broadband Radio Service (CBRS), is an LTE-based swath of radio spectrum previously limited to the U.S. Navy, but is now planned to be available for licensed (priority) and unlicensed (general) public use. We believe it is an attractive alternative for medical centers, hotels and resorts, theme parks, multi-family residential developments, transportation hubs, universities and other campus-based enterprises, and industrial businesses that are seeking their own private cellular network to intelligently and securely connect, manage, control, and analyze increasingly complex and critical operations.
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
•Passive RF System Components and Antennas (Commercial and Public Safety Markets) - We offer a variety of passive system components (couplers, duplexers, splitters, filters, and tappers) for use in both commercial and public safety in-building wireless systems to direct and condition energy flow for specific frequency bands. We also offer a broad line of donor and coverage antennas to support in-building wireless communication.
•OnGo Small Cell (Private LTE Market) - Westell and ip.access are partnering to develop and market an OnGo Small Cell solution targeted to the private LTE market. Westell’s OnGo Small Cell is designed to be a carrier-grade solution that features increased range, robust throughput, and quality of service for voice and data via a single, high-performance unit.

Intelligent Site Management (ISM)
Communication service providers and neutral host operators want to maintain a healthy site infrastructure and monitor at remote unmanned locations at reduced operating expense, including automating/centralizing routine and preventative maintenance, consolidating alarm collection and reporting, and performing remote diagnostics and dispatch. Additionally, it is expected that the growing need for network densification to manage higher capacity and faster speeds at the edge of communication networks will increase the importance of remote monitoring and greater intelligence to support edge infrastructure, such as environmental controls, power systems, and security.
Our ISM solutions provide M2M communication, enabling operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:
•Environmental management - heating, ventilation, and air conditioning (HVAC) monitoring/energy monitoring/control, environmental monitoring, and aircraft warning light (AWL) management.
•Power management - AC and DC power monitoring, AWL management, battery monitoring, fuel monitoring, generator management, hybrid power management, rectifier monitoring, and tenant power monitoring.
•Security management - access management, asset tampering, and surveillance management.
•Communications management - microwave, DAS, and small cell management.
Our ISM solution features the Westell Remote suite of products and the Optima management system for a complete view and understanding of site assets remotely (i.e., without a site visit). This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before outages affecting service occur.
Our solutions reduce network operating expenses; improve network performance, including quality, reliability, and availability; and improve site security.
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

In fiscal year 2019, CNS began developing a suite of fiber access solutions to address the growing customer needs for higher capacity broadband services and future 5G networks. This requires the extension of fiber optic cabling to the network’s edge where end-users connect (i.e., network densification). Service providers and network operators are looking for solutions that can efficiently extend fiber to the edge at lower deployment costs, enabling network densification, technology coexistence, and convergence of data centers with central offices. Our initial fiber access solutions included compact plug-and-play devices to accommodate ruggedized, low-profile fiber optic cable for fast, low-cost deployment, including a suite of specialized modular cassettes, collapsible reeling systems, and fan-out and other pre-terminated assemblies for deployment in central office, outside plant, and customer premise environments.

Customers
The Company's principal customers include communications service providers, systems integrators, neutral host operators, and distributors. Service providers include wireless and wireline carriers, cable or multiple systems operators (MSOs), and Internet service providers (ISPs).
Continuous industry consolidation among North American (U.S. and Canada) service providers continues to reduce the number of customers for our products and solutions. As a result, the Company depends on fewer, but larger customers for the majority of its revenues. The Company’s largest two customers, Verizon, and AT&T accounted for 23.1% and 11.4%, respectively, of the Company's consolidated revenues in fiscal year 2019.
Customers outside North America (U.S. and Canada), which are primarily located in Australia, Latin America (includes Mexico), and South Africa, represented an aggregate total of approximately $4.1 million and $5.4 million of the Company’s revenues in fiscal years 2019 and 2018, respectively, which represents approximately 9.3% and 9.2% of the Company's total revenues in such years.
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
Supply Chain
With the exception of power distribution panels, which are manufactured in-house, we outsource manufacturing to both domestic and international contract manufacturers (CMs). Some products, such as integrated cabinets, TMAs, remotes, and public safety products, undergo final top-level assembly and testing at our Aurora, Illinois facility. Within the IBW segment, UDIT and commercial repeaters are fully outsourced, including final top-level assembly and testing, at a CM located in Tilton, New Hampshire. Within the ISM segment, remotes are manufactured at another CM located in Oak Creek, Wisconsin. In fiscal year 2019, our spending at our two largest CMs by dollar value were $6.0 million and $4.1 million, respectively.
Reliance on third-party CMs involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, we have direct supplier relationships and contracts for these items, and may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or delayed or lost business.
A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our own facilities and at the CMs. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new products and solutions that meet market demands and customer needs is a critical component for success. We therefore expect to continue to devote resources to research and development (R&D). In fiscal years 2019 and 2018, the Company's R&D expenses were approximately $6.8 million and $7.4 million, respectively.
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
Our quality systems and product development processes are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. Many current critical processes required for managing the full product life cycle are already in place. Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of products and performance, are routinely reviewed and corrective actions are taken where applicable. We successfully maintain TUV CE registration through quarterly audits in support of critical customer product offerings.  Product realization is accomplished as required in the ISO 9001:2008 standard. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to ensure the best product offerings possible to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s product selection process.
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
Employees
As of May 1, 2019, the Company had one part-time employee and 126 full-time employees for a total of 127 employees.
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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $340.7 million as of March 31, 2019.
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
We may experience significant delays or other complications in bringing to market and ramping production of new products, such as our new public safety products. Currently, there are competitive products in the public safety market that have already launched.
The decision to curtail the development of new products or other complications in the development, manufacture, launch, and production ramp of any future product have in the past and could in the future materially damage our business, prospects, financial condition, and operating results.
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
We face significant inventory risk.
We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking products we assemble and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate product or component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and we may be unable to sell products in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
The requirement that service providers obtain FCC, UL, or state regulatory approval for most new telecommunications and broadband services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse effect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals, or that ensuing sales of such products will continue to occur.
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
We aim to derive an increased portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, such as economic, political, and other risks and uncertainties, including, but not limited to, regional or country specific economic downturns, changes in tariffs and tax laws, fluctuations in currency exchange rates, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability, significant natural disasters and other events or factors impacting local infrastructure. Requirements for international expansion may increase our operating expenses or working capital needs.
Due to the rapid pace of technological change and volatile customer demand, our products may become obsolete and could cause us to incur charges for excess and obsolete inventory which would materially harm our business.
The telecommunications industry is subject to rapid technological changes and volatile customer demands, which have affected our past results and could result in inventory obsolescence or excess inventory. We have in the past and may in the future devote disproportionate resources to a product that we ultimately may not sell or have to sell for a loss. If we incur substantial inventory impairments that we are not able to recover because of changing market conditions, or if we commit resources that do not result in profitable sales, there could be a material adverse effect on our business, financial condition and results of operations.
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
Our indemnification obligations for infringement by our products of the rights of others could require us to pay substantial damages.
As is common in our industry, we have a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnities varies, the duration of these indemnities is generally perpetual after execution of an agreement, and the maximum potential amount of future payments we could be required to make under these indemnities is often unlimited. Any indemnification claims by customers could require us to incur significant legal fees and could potentially result in our payment of substantial damages, and our insurance generally would not cover these fees or damages. As a result, the occurrence of any of these risks could have a material adverse effect on our business and results of operations.
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
We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A valuation allowance was recorded against all deferred tax assets in the fourth quarter of fiscal year 2013. The Company remains in a full valuation allowance position as of March 31, 2019. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.
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
In order to align our resources with our growth strategies, operate more efficiently and control costs, recently and in the past, we have periodically announced restructuring plans, which include workforce reductions, facility closures and consolidations, asset impairments and other cost reduction initiatives. We regularly evaluate our existing operations and, as a result of such evaluations, may undertake additional restructuring activities within our business.  These restructuring activities may involve higher costs or longer timetables than we anticipate, including costs related to severance and other employee-related matters, litigation risks and expenses, and other costs.  These restructuring activities may disrupt sales or operations and may not result in improvements in future financial performance. If we incur unanticipated costs or are unable to realize the benefits related to restructuring activities, the activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Our business systems collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems that we or our third-party service providers otherwise maintain.

We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.
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
As of May 17, 2019, as trustees of a voting trust dated February 23, 1994, (the Voting Trust) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 49.8% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 53.9% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination calendar year	Segment
Aurora, IL	Corporate headquarters, office, distribution and manufacturing	83,000	2020
Dublin, OH	Design center	9,465	2019	ISM
Manchester, NH	IBW office	2,287	2020	IBW
The Company executed a three-year lease beginning in October 2017 for approximately 83,000 square feet for our Aurora, Illinois headquarters facility.
During fiscal year 2019, the Company executed a two-year lease beginning in September 2018 for approximately 2,300 square feet for our Manchester, New Hampshire IBW office space.
The Company is currently evaluating a replacement lease for the ISM design center in Ohio.

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
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims (one of which is ongoing) and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, which was reversed on appeal. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the summary judgment case, the customer provided an initial allocation of their defense costs, but has reserved rights now that the appeal reversed the initial decision. The Company recently obtained additional information to evaluate the facts for both cases and has agreed on principle to a combined settlement amount of $0.3 million, but have not agreed on the timing of payment. The parties are discussing final terms and conditions and are close to settlement, with some indemnity rights reserved. As of March 31, 2019, the combined settlement is unpaid and accrued on the Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore the related expense is presented as discontinued operations in fiscal year 2019.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “WSTL”.
As of May 17, 2019, there were approximately 556 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2019, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 2019	88,630	$2.1144	88,630	$680,957
February 2019	3,079	$2.2400	—	$680,957
March 2019	128	$2.1200	—	$680,957
Total	91,837	$2.1860	88,630

(a)
In the quarter ended March 31, 2019, the Company repurchased 3,207 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $2.24 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company could repurchase up to an additional aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of March 31, 2019.

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
Westell Technologies, Inc., (the Company) was incorporated in Delaware in 1980 and is headquartered at 750 North Commons Drive, Aurora, Illinois 60504. The Company is a leading provider of high-performance network infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, the Company is a trusted partner for transforming networks into high-quality reliable systems.
The Company has three reportable operating segments: In-Building Wireless (IBW), Intelligent Site Management (ISM) (formerly Intelligent Site Management and Services, or ISMS), and Communications Network Solutions (CNS).
IBW Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include digital repeaters and distributed antenna system (DAS) conditioners. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system RF components and antennas for both the commercial and public safety markets. In addition, in fiscal year 2019, IBW, in partnership with ip.access, a leading small cell solutions partner based in the U.K., began developing an OnGo small cell for the private LTE market.
ISM Segment
The ISM segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
CNS Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs). Starting in fiscal year 2019, CNS added a suite of fiber access solutions to address the growing customer needs of densification at the network’s edge.
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
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
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
Intangible Assets
Intangible assets with determinable lives are amortized on a straight-line basis or the consumption period based on expected cash flows from the underlying intangible asset over their respective estimated useful lives. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. On an ongoing basis, the Company reviews intangible assets with a definite life and other long-lived assets for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flow expected to be generated by the asset is less than the carrying value of the related asset. Any impairment loss would adjust the asset to its implied fair value.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.
Revenue Recognition and Deferred Revenue
The Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606) effective April 1, 2018.
The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue From Contracts With Customers (ASC 606). The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration, that the Company expects to be entitled to receive in exchange for these products and services.
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
The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative stand-alone selling price (RSP) of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.
For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.
Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Deferred revenue or Deferred revenue non-current, as appropriate, in the Consolidated Balance Sheets.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product the Company expects to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Consolidated Balance Sheets.  Under previous guidance, the Company netted the asset against the refund liability and presented the net refund liability within Accrued expenses. The gross product return asset was $0.1 million and $0.2 million at April 1, 2018 and March 31, 2019, respectively.
The Company’s product return policy allows customers to return unused equipment for partial credit if the equipment is non-custom product, returned within specified time limits, and currently being manufactured and sold. Credit is not offered on returned products that are no longer manufactured and sold.
The Company records revenue net of taxes.

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
Results of Operations
Fiscal Years Ended March 31, 2019 and 2018

Revenue by segment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
IBW	$12,474	$23,265	$(10,791)
ISM	17,263	19,350	(2,087)
CNS	13,833	15,962	(2,129)
Consolidated revenue	$43,570	$58,577	$(15,007)
IBW segment revenue decreased $10.8 million, in fiscal year 2019 when compared to fiscal year 2018, primarily due to lower sales of DAS conditioners, commercial repeaters, and related ancillary products (passive RF system components and antennas).
Lower sales of DAS conditioners, which includes our Universal DAS Interface Tray (UDIT) active conditioner, were the largest contributor to the year-over-year decline. The overall market for these stand-alone conditioners is expected to continue to decline over time, as their key function, the attenuation of the RF signal from its high-power source to low-power required for a DAS, becomes more integrated into the DAS head-ends themselves (or in some applications, a low enough power level may already be provided by the RF source). Further, in the fourth fiscal quarter of 2018, one service provider that had previously been a large UDIT buyer made an unexpectedly abrupt network architecture shift to an alternative, non-DAS solution for their in-building coverage. This resulted in an even sharper decline during fiscal year 2019 compared to fiscal year 2018. We expect the current lower levels of UDIT revenue to be flat-to-down in the future, with its primary market coming from capacity expansions at existing sites where embedded DAS networks included UDIT.
Lower sales of commercial repeaters, while still a reliable and proven solution for amplifying cellular coverage inside a building, are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect this trend to continue.
The decrease from ancillary products (passive RF system components and antennas) revenue is largely a function of the decline in sales of DAS conditioners and commercial repeaters. Future ancillary product revenue can follow the same flat-to-down trend as DAS conditioners and commercial repeaters, or potentially increase in tandem with an increase in public safety revenue.
In fiscal year 2019, the Company spent considerable resources, with a partner, to bring a new suite of public safety products to market. When compared to our current public safety repeaters, these products would include additional capacities, frequency ranges, features, and channelization that would significantly expand our offering to a larger public safety addressable market. We continue to work with our partner on product testing and delivery time frames and, if successful, we would expect future revenue growth in this market.
ISM segment revenue decreased $2.1 million in fiscal year 2019 when compared to fiscal year 2018. The year-over-year decrease was primarily due to a decline in deployment (i.e., installation) services revenue. Deployment services revenue had been largely dependent on one domestic customer that continues to buy our ISM remotes and support services but that, subsequent to a price increase, no longer places orders with us for deployment services. Secondarily, the ISM revenue decrease was also attributable to lower sales of our Optima network management software. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS segment revenue decreased $2.1 million in fiscal year 2019 when compared to fiscal year 2018, due primarily to the expected lower sales of integrated cabinets, which are heavily project-based and historically high in customer concentration. There was a significant decrease in fiscal year 2019 from two of our historically larger customers for integrated cabinets - one where we customized integrated cabinets for a neutral host operator providing wireless coverage in the New York City subway and the other, a rural broadband service provider.
The expected lower sales of T1 NIUs and TMAs, as the products serve declining markets, also contributed to the CNS segment revenue decline.
Partly offsetting the declines from integrated cabinets, T1 NIUs, and TMAs, was increased revenue from our copper/fiber network connectivity products as well as revenue from products newly introduced during fiscal year 2019 as part of our fiber access growth initiative.
For CNS, we expect fiber access revenue to grow; power distribution and network connectivity products to remain flat; T1 NIU and TMA revenue to continue to decrease; and sales of integrated cabinets, which are heavily project-based, to remain uneven.

Gross profit and gross margin	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
IBW	$5,202	$10,653	$(5,451)
	41.7%	45.8%	(4.1)%
ISM	$9,040	$9,959	$(919)
	52.4%	51.5%	0.9%
CNS	$4,122	$4,555	$(433)
	29.8%	28.5%	1.3%
Consolidated gross profit	$18,364	$25,167	$(6,803)
Consolidated gross margin	42.1%	43.0%	(0.9)%
In fiscal year 2019, consolidated gross margin decreased 0.9% compared to fiscal year 2018. The primary factors that caused year-over-year changes within each segment as follows:

•	IBW segment gross margin decreased the largest, by 4.1% due primarily to higher excess and obsolete inventory costs.

•	ISM segment gross margin increased slightly, by 0.9% due primarily to a more favorable mix (e.g., less deployment services revenue).

•	CNS segment gross margin increased slightly, by 1.3% due primarily to a more favorable mix (e.g., lower sales of integrated cabinets).

Research and development (R&D)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
IBW	$2,755	$4,141	$(1,386)
ISM	2,390	2,264	126
CNS	1,645	970	675
Consolidated R&D expense	$6,790	$7,375	$(585)
Percentage of Revenue	16%	13%
In fiscal year 2019, R&D expense decreased $0.6 million compared to fiscal year 2018. The Company reduced its R&D expenses in the IBW segment where the business shifted its focus to pursue growth via partnerships rather than developing products internally. This was partly offset by a CNS increase in R&D expense related to development of our new fiber access solutions.

Sales and marketing (S&M)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
Consolidated S&M expense	$8,342	$8,290	$52
Percentage of Revenue	19%	14%
In fiscal year 2019, sales and marketing expense was relatively flat compared to fiscal year 2018.

General and administrative (G&A)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
Consolidated G&A expense	$6,699	$6,602	$97
Percentage of Revenue	15%	11%
In fiscal year 2019, general and administrative expense was relatively flat compared to fiscal year 2018.

Intangible amortization	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
Consolidated intangible amortization	$3,435	$4,189	$(754)
Intangible assets consist primarily of product technology, customer relationships, and trade names derived from acquisitions. The decrease of $0.8 million in fiscal year 2019 compared to fiscal year 2018 resulted primarily from product and customer- related intangibles from the Antone acquisition becoming fully amortized.

Restructuring	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2019	2018	2019 vs. 2018
Consolidated restructuring expense	$—	$165	$(165)
There were no restructuring expenses recorded in fiscal year 2019. In fiscal year 2018, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring plan).
Long-lived assets impairment
In fiscal year 2019, due to declining IBW revenues and cash flow from its current portfolio of products, the Company recognized a $4.7 million impairment charge on intangible assets associated with the IBW segment. There was no long-lived assets impairment in fiscal year 2018.
Other income (expense)
Other income (expense), net was income of $0.6 million and $0.9 million for fiscal years 2019 and 2018, respectively. Other income (expense), net contains interest income earned on short-term investments and foreign currency gains and losses. In fiscal year 2018, the Company recorded a non-recurring foreign currency gain of $0.6 million related to the wind-down of the NoranTel legal entity. The remaining foreign currency impacts related primarily to the receivables and cash denominated in Australian and Canadian currencies.
Income tax (expense) benefit
The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.  In the quarter ended December 31, 2018, the Company finalized its estimates of the impact of the Tax Act with no material effect on the Consolidated Financial Statements. Due to the lack of interest expense, foreign operations and modest officer’s compensation, as well as the full valuation allowance, the various provisions of tax reform, effective this year, had no impact.
Income tax expense in fiscal year 2019 was $39,000 that resulted from foreign tax and state tax based on gross margin. Income tax benefit in fiscal year 2018 was $0.6 million. The fiscal year 2018 income tax benefit was due primarily from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the Tax Act, offset in part from foreign tax and state tax based on gross margin. In fiscal years 2019 and 2018, the Company continued to maintain a full valuation allowance on deferred tax assets.
Net income (loss)
Net loss was $11.4 million and net income was $31,000 in fiscal years 2019 and 2018, respectively. The changes were due to the cumulative effects of the variances identified above.
Quarterly Results of Operations
The Company has experienced, and may continue to experience, fluctuations in quarterly results of operations. Such fluctuations in quarterly results may correspond to substantial fluctuations in the market price of the Class A Common Stock. Some factors, which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for excess or obsolete inventory, impairments, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supplies, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions.
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
Liquidity and Capital Resources
Overview
At March 31, 2019 and March 31, 2018, the Company had $25.5 million and $25.0 million in cash and cash equivalents, respectively. Additionally, at March 31, 2018, the Company had $2.8 million of short-term investments.
The Company believes that the existing sources of liquidity and other financing alternatives along with and cash from operations will satisfy cash flow requirements for the foreseeable future.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The Company’s operating activities used cash of $0.8 million and generated cash of $6.9 million in fiscal years 2019 and 2018, respectively. Cash used in fiscal year 2019 resulted primarily from net loss which includes $9.9 million of depreciation, amortization, long-lived assets impairment, and stock-based compensation expense and a $0.7 million increase in working capital. Cash generated in fiscal year 2018 resulted primarily from almost break even net income which includes $6.2 million of depreciation, amortization and stock-based compensation expense, $0.2 million of restructuring charges and a $1.8 million increase in working capital.
The Company’s investing activities generated cash of $2.5 million and used cash of $3.2 million in fiscal years 2019 and 2018, respectively. In fiscal year 2019, the Company had sales of short-term investments of $2.8 million and used $0.3 million for the purchases of capital property and equipment. In fiscal year 2018, the Company had net purchases of short-term investments of $2.8 million and used $0.4 million for the purchases of capital property and equipment.
The Company’s financing activities used cash of $1.2 million and $0.6 million in fiscal years 2019 and 2018, respectively. The Company purchased $1.2 million and $0.6 million of its outstanding stock, in fiscal years 2019 and 2018, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units which is recorded as treasury stock.
As of March 31, 2019, the Company had net deferred tax assets of approximately $38.8 million before a valuation allowance of $38.8 million. Also, as of March 31, 2019, the Company had a $2.2 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firms are set forth on pages 30—56 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 57 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Section 16(a). Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2019 and 2018, and for each of the two fiscal years in the period ended March 31, 2019, together with the reports of the Independent Registered Public Accounting Firms, are set forth on page 30 through 56 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2019 and 2018, as applicable:
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

*10.5
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Alfred S. John on May 21, 2018 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2018).

*10.6
Form of Restricted Stock Unit Award Agreement for award granted to Alfred S. John on May 21, 2018 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 2018).

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

*10.11
Form of Stock Option Award Agreement for award granted to Alfred S. John on May 21, 2018 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2018).

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

*10.26
Severance agreement for Jesse Swartwood, dated February 7, 2018 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for the quarter ended on December 31, 2017).

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

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2019.

WESTELL TECHNOLOGIES, INC.

By	/s/ Alfred S. John
Alfred S. John
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2019.

Signature	Title

/s/ Alfred S. John	President and Chief Executive Officer (Principal Executive Officer)
Alfred S. John

/s/ Thomas P. Minichiello	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Thomas P. Minichiello

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Scott C. Chandler	Director
Scott C. Chandler

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Cary B. Wood	Director
Cary B. Wood

/s/ Mark A. Zorko	Director
Mark A. Zorko

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Westell Technologies, Inc. and subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Westell Technologies,Inc. (a Delaware corporation) and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016

Chicago, Illinois
May 31, 2019

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$25,457	$24,963
Short-term investments	—	2,779
Accounts receivable (net of allowance of $100 and $95 at March 31, 2019 and 2018, respectively)	6,865	8,872
Inventories	9,801	9,222
Prepaid expenses and other current assets	1,706	816
Total current assets	43,829	46,652
Non-current assets:
Land, property and equipment, gross	8,109	8,381
Less accumulated depreciation and amortization	(6,811)	(6,780)
Land, property and equipment, net	1,298	1,601
Intangible assets, net	3,278	11,435
Other non-current assets	492	771
Total assets	$48,897	$60,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,313	$1,903
Accrued expenses	3,567	3,280
Accrued restructuring	—	63
Deferred revenue	1,217	1,790
Total current liabilities	7,097	7,036
Deferred revenue non-current	444	846
Other non-current liabilities	176	282
Total liabilities	7,717	8,164
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 11,909,979 and 12,145,743 shares at March 31, 2019 and 2018, respectively	119	121
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at both March 31, 2019 and 2018	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	418,859	417,691
Treasury stock at cost – 5,122,414 and 4,633,871 shares at March 31, 2019 and 2018, respectively	(37,135)	(35,907)
Accumulated deficit	(340,698)	(329,645)
Total stockholders’ equity	41,180	52,295
Total liabilities and stockholders’ equity	$48,897	$60,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2019	2018
Revenue	$43,570	$58,577
Cost of revenue	25,206	33,410
Gross profit	18,364	25,167
Operating expenses
Research and development	6,790	7,375
Sales and marketing	8,342	8,290
General and administrative	6,699	6,602
Intangible amortization	3,435	4,189
Restructuring	—	165
Long-lived assets impairment	4,722	—
Total operating expenses	29,988	26,621
Operating income (loss)	(11,624)	(1,454)
Other income (expense), net	626	888
Income (loss) before income taxes	(10,998)	(566)
Income tax (expense) benefit	(39)	597
Net income (loss) from continuing operations	(11,037)	31
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $0 and $0 for fiscal years 2019 and 2018, respectively	(345)	—
Net income (loss)	$(11,382)	$31

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.71)	$—
Basic net income (loss) from discontinued operations	(0.02)	—
Basic net income (loss) per share	$(0.73)	$—
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.71)	$—
Diluted net income (loss) from discontinued operations	(0.02)	—
Diluted net income (loss) per share	$(0.73)	$—
Weighted-average number of shares outstanding:
Basic	15,517	15,497
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(1)	—	210
Diluted	15,517	15,707

(1) The Company has 1.0 million and 0.3 million shares represented by common stock equivalents for the twelve months ended March 31, 2019 and 2018, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended March 31,
	2019	2018
Net income (loss)	$(11,382)	$31
Other comprehensive income (loss):
Foreign currency translation adjustment (1)	—	(608)
Total comprehensive income (loss)	$(11,382)	$(577)

(1)During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2017	$120	$35	$416,422	$(35,335)	$608	$(329,676)	$52,174
Net income (loss)	—	—	—	—	—	31	31
Translation adjustment (1)	—	—	—	—	(608)	—	(608)
Common stock issued	3	—	(2)	—	—	—	1
Purchase of treasury stock	(2)	—	—	(572)	—	—	(574)
Stock-based compensation	—	—	1,271	—	—	—	1,271
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$—	$(329,645)	$52,295
606 Adoption adjustment to retained earnings (2)	—	—	—	—	—	329	329
Net income (loss)	—	—	—	—	—	(11,382)	(11,382)
Common stock issued	3	—	(3)	—	—	—	—
Purchase of treasury stock	(5)	—	—	(1,228)	—	—	(1,233)
Stock-based compensation	—	—	1,171	—	—	—	1,171
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$—	$(340,698)	$41,180

(1) During the quarter ended September 30, 2017, the Company dissolved the NoranTel legal entity, which triggered a one-time foreign currency gain with the reversal of a cumulative translation adjustment. See Note 1.
(2) Includes the cumulative effect adjustment of the ASC 606 adoption. See Note 2.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(11,382)	$31
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,026	4,957
Long-lived assets impairment	4,722	—
Stock-based compensation	1,171	1,271
Exchange rate loss (gain)	2	2
Loss (gain) on sale of fixed assets	2	22
Restructuring	—	165
Gain on disposal of foreign operations	—	(608)
Deferred taxes	—	(697)
Changes in assets and liabilities:
Accounts receivable	2,007	3,200
Inventories	(579)	3,289
Prepaid expenses and other current assets	(890)	593
Other assets	279	86
Deferred revenue	(646)	(825)
Accounts payable and accrued expenses	528	(4,541)
Net cash provided by (used in) operating activities	(760)	6,945
Cash flows from investing activities:
Maturities of other short-term investments	2,779	2,232
Purchases of other short-term investments	—	(5,011)
Purchases of property and equipment	(290)	(408)
Proceeds from sale of assets	—	2
Net cash provided by (used in) investing activities	2,489	(3,185)
Cash flows from financing activities:
Purchases of treasury stock	(1,233)	(574)
Net cash provided by (used in) financing activities	(1,233)	(574)
Gain (loss) of exchange rate changes on cash	(2)	(1)
Net increase (decrease) in cash and cash equivalents	494	3,185
Cash and cash equivalents, beginning of period	24,963	21,778
Cash and cash equivalents, end of period	$25,457	$24,963
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$15	$28

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
Discontinued Operations
During the fiscal year ended March 31, 2019, the Company recorded an expense of $0.3 million for loss contingencies associated with two indemnity claims related to a significant customer contract. Both of these claims relate to a business which was previously sold and therefore presented as discontinued operations. The Consolidated Statements of Cash Flows include discontinued operations. See Note 5 for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, and intangible assets fair value, depreciation, income taxes, and contingencies, among other things. The Company bases its estimate on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the Consolidated Balance Sheets for the prior period have been reclassified to conform to the current period presentation. The reclassification had no impact on previously reported amounts for total assets, total liabilities, total stockholders’ equity or net income (loss).
Reverse Stock Split
All common stock, equity, share and per share amounts in the financial statements and notes have been retroactively adjusted to reflect a one-for-four reverse stock split, which was effective June 7, 2017.
Note 2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and include bank deposits and money market funds. Money market funds are accounted for as available-for-sale securities.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in government and prime money market funds. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000.
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
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
The components of inventories are as follows:

	March 31,
(in thousands)	2019	2018
Raw materials	$3,445	$2,969
Finished goods	6,356	6,253
Total inventories	$9,801	$9,222
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
Depreciation and amortization expense was $0.6 million and $0.8 million for fiscal years 2019 and 2018, respectively. In accordance with ASC Topic 360, Property, Plant and Equipment (ASC 360), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with an acquisition and sold 4 acres in April 2015 for $264,000. The Company still owns 12 acres of land that remains on the market. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2019 and 2018.

The components of fixed assets are as follows:

	March 31,
(in thousands)	2019	2018
Land	$672	$672
Machinery and equipment	1,372	1,296
Office, computer and research equipment	5,267	5,175
Leasehold improvements	798	1,238
Land, property and equipment, gross	$8,109	$8,381
Less accumulated depreciation and amortization	(6,811)	(6,780)
Land, property and equipment, net	$1,298	$1,601

Intangible Assets
Intangible assets with determinable lives are amortized on a straight-line basis or the consumption period based on expected cash flows from the underlying intangible asset over their respective estimated useful lives. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. On an ongoing basis, the Company reviews intangible assets with a definite life and other long-lived assets for impairment whenever events and circumstances indicate that carrying values may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flow expected to be generated by the asset is less than the carrying value of the related asset. Any impairment loss would adjust the asset to its implied fair value.
See Note 4, Intangible Assets for further discussion of intangible assets impairment evaluations.
Accrued Expenses
The components of accrued expenses are as follows:

	March 31,
(in thousands)	2019	2018
Accrued compensation	$656	$772
Accrued contractual obligation	1,445	1,445
Other accrued expenses	1,466	1,063
Total accrued expenses	$3,567	$3,280
Revenue Recognition and Deferred Revenue
The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue From Contracts With Customers (ASC 606). The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration, that the Company expects to be entitled to receive in exchange for these products and services.
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
The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative stand-alone selling price (RSP)

of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.
For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract assets and liabilities related to product returns will be recorded as contract assets and liabilities and presented on the Consolidated Balance Sheets in Prepaid expenses and other current assets and Deferred revenue, respectively.
Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Deferred revenue or Deferred revenue non-current, as appropriate, in the Consolidated Balance Sheets.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product the Company expects to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Consolidated Balance Sheets.  Under previous guidance, the Company netted the asset against the refund liability and presented the net refund liability within Accrued expenses. The gross product return asset was $0.1 million and $0.2 million at April 1, 2018 and March 31, 2019, respectively.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the changes made to the Company's Consolidated Balance Sheets as of March 31, 2018 for the adoption of ASC 606:

(in thousands)	As reported March 31, 2018	Adjustments due to ASC 606	Adjusted as of April 1, 2018
Assets:
Prepaid expenses and other current assets	$816	$72	$888
Liabilities:
Accrued expenses	3,280	72	3,352
Deferred revenue	1,790	(110)	1,680
Deferred revenue non-current	846	(219)	627
Stockholders' Equity:
Accumulated deficit	$(329,645)	$329	$(329,316)
The following table summarizes the impacts of adopting ASC 606 on the Company’s Consolidated Balance Sheets as of March 31, 2019:

(in thousands)	As of March 31, 2019
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Assets:
Prepaid expenses and other current assets	$1,706	$(175)	$1,531
Liabilities:
Accrued expenses	3,567	(175)	3,392
Deferred revenue	1,217	110	1,327
Deferred revenue non-current	444	109	553
Stockholders' Equity:
Accumulated deficit	$(340,698)	$(219)	$(340,917)

The following table summarizes the impacts of adopting ASC 606 on the Company’s Consolidated Statement of Operations for the fiscal year ended March 31, 2019:

(in thousands)	For the twelve months ended March 31, 2019
	As reported under ASC 606	Effect of Change Increase/ (Decrease)	Proforma under ASC 605
Revenue	$43,570	$110	$43,680
Gross Profit	18,364	110	18,474
Net income (loss) from continuing operations	(11,037)	110	(10,927)
Net income (loss)	$(11,382)	$110	$(11,272)

Practical Expedients and Exemptions

The Company has adopted certain practical expedients available under ASC 606.

Contract Costs
The Company adopted the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of March 31, 2019, there were no deferred contract costs.

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

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(In thousands)	Fiscal year ended March 31,
	2019 (under ASC 606)	2018 (under ASC 605)
Revenue:
Products	$38,700	$51,891
Software	1,008	1,568
Services	3,862	5,118
Total revenue	$43,570	$58,577

The following is the expected future revenue recognition timing of deferred revenue as of March 31, 2019:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$1,217	$251	$193

During the fiscal year ended March 31, 2019, the Company recognized $1.7 million of revenue that was deferred as of the beginning of the period.
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
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ( ASC 820). ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 12 for further discussion of the Company’s fair value measurements.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach to all non-completed contracts as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As a result of the adoption, the Company recognized a cumulative effect of initially applying ASC 606 as a credit of $0.3 million to the beginning balance of retained earnings. This adjustment to retained earnings was a result of accelerated revenue recognition for right-to-use licenses previously accounted for under the software revenue recognition guidance and for which vendor specific objective evidence (VSOE) had not been established.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires investments in equity securities, except those accounted for under the equity method and those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for those equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted ASU 2016-01 on April 1, 2018. The adoption of ASU 2016-01 had no impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230) (ASU 2016-15). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 on April 1, 2018. The adoption of ASU 2016-15 had no impact on the Company's Consolidated Financial Statements and prior periods were not restated.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. The Company adopted the accounting guidance as of April 1, 2018. The adoption of ASU 2016-16 had no impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to all entities that change the terms or conditions of a share-based payment award. The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company adopted the accounting guidance as of April 1, 2018. The adoption of ASU 2017-09 had no impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU 2018-07 on April 1, 2018. As the Company did not have any unsettled liability-classified awards as of April 1, 2018, the adoption of ASU 2018-07 had no impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as right-of-use asset, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for leases with terms greater than one year. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the lease disclosure requirements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11,Targeted Improvements. The amendments in this ASU provide for an additional transition method in which an entity applying the lease standard at adoption date recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Any comparative periods presented in the financial statements would continue to be presented in accordance with current GAAP (Topic 840).

The Company is in the process of adopting the new standard effective April 1, 2019 and will elect to utilize the FASB approved option for transition relief with adoption occurring through a cumulative-effect adjustment as of April 1, 2019. The Company expects to recognize right of use assets and lease liabilities for operating leases in the Company's Consolidated Balance Sheets in the range of $1.1 million to $1.4 million upon adoption. As a practical expedient, short-term agreements of less than 12 months will be excluded from recognition under the Topic 842. The Company will finalize the adoption, including drafting an updated accounting policy that will include new key policy elections and disclosures during the first quarter of fiscal 2020. The Company does not believe the standard will materially impact the Consolidated Statement of Operations.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (ASU 2018-09). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. The amendments that are immediately applicable had no impact to the Company. Others aspects of ASU 2018-09 provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-18 may have on the Company's Consolidated Financial Statements.
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

The income tax expense (benefit) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2019	2018
Federal:
Current	$—	$(697)
Deferred	(1)	7
	(1)	(690)
State:
Current	20	52
Deferred	3	2
	23	54
Foreign:
Current	17	39
Deferred	—	—
	17	39
Total	$39	$(597)
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2019	2018
Statutory federal income tax rate	21.0%	30.8%
Meals and entertainment	(0.2)	(4.5)
State income tax, net of federal tax effect	(6.4)	84.5
Valuation allowance	(14.5)	2,677.8
Impact of Tax Reform	—	(2,686.5)
Foreign tax credit	(0.2)	(8.9)
Equity compensation	(0.1)	(20.4)
NoranTel CTA Adjustment	—	33.0
Other	—	(0.3)
Effective income tax rate	(0.4)%	105.5%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2019	2018
Deferred income tax assets:
Allowance for doubtful accounts	$26	$24
Foreign tax credit carryforward	810	812
Depreciation	173	227
Deferred revenue	425	675
Accrued compensation	412	358
Inventory reserves	757	948
Accrued warranty	33	77
Net operating loss carryforward	35,024	34,924
Accrued restructuring	—	16
Intangibles and goodwill	272	—
Other	839	660
Gross deferred tax assets	38,771	38,721
Valuation allowance	(38,771)	(37,103)
Net deferred income tax assets	—	1,618
Deferred income tax liabilities:
Intangibles and goodwill	—	(1,618)
Net deferred income tax liabilities	$—	$—
In fiscal years 2019 and 2018, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance increased by $1.7 million in fiscal year 2019. The Company recorded an income tax expense from continuing operations of $39,000 in fiscal year 2019. In fiscal year 2018, the Company recorded an income tax benefit from continuing operations of $597,000. The fiscal year 2018 income tax benefit was due primarily from the release of the tax valuation allowance associated with previously generated alternative minimum tax (AMT) credits due to the December 22, 2017 Tax Cuts and Jobs Act Tax Reform (the “Tax Act”).
The Company has, on a tax-effected basis, approximately $0.8 million in tax credit carryforwards and $26.9 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2021. The federal net operating loss carryforwards begin to expire in fiscal year 2022. State tax credit carryforwards and net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $0.1 million and $8.1 million, respectively. The remaining state tax credit carryforwards and state net operating loss carry forwards begin to expire in fiscal year 2020. In fiscal year 2019, $1.2 million of state net operating loss carryforwards expired.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2018 and 2019 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2017	$2,962
Additions based on positions related to fiscal year 2018	—
Unrecognized tax benefits at March 31, 2018	2,962
Additions based on positions related to fiscal year 2019	—
Reductions as a result of expirations of applicable statutes of limitations	(780)
Unrecognized tax benefits at March 31, 2019	$2,182
If the unrecognized tax benefit balances at March 31, 2019 and 2018, were recognized, it would affect the effective tax rate.
The Company recognized interest and penalties of $2,500 and $2,000 as a component of income tax expense in fiscal year 2019 and 2018, respectively. As of March 31, 2019 and 2018, accrued interest and penalties were $17,800 and $15,300, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2015	-	2018
U.S. States	2014	-	2018
Foreign	2014	-	2018
Since net operating loss carryovers are subject to audit based on the year in which they are utilized, all of the Company’s net operating losses generated in the past are open to adjustment to the Internal Revenue Service or state tax authorities (some states have shorter carryover periods).
The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 34% to 21% effective January 1, 2018.  In the quarter ended December 31, 2018, the Company finalized its estimates of the impact of the Tax Act with no material effect on the Consolidated Financial Statements. Due to the lack of interest expense, foreign operations and modest officer’s compensation, as well as the full valuation allowance, the various provisions of tax reform, effective this year, had no impact.
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
There was no intangible asset impairment during fiscal year 2018, for the IBW, ISM and CNS reporting units.
During the fourth quarter of fiscal year 2019, the Company experienced triggering events that resulted in the Company testing its long-lived assets for impairment.  In evaluating whether it is more likely than not that the fair value of the Company's reporting units were less than their carrying value, the Company assessed all relevant events and circumstances and determined that, due to the overall greater declining revenues and cash flow from its current portfolio of products coupled with delays expanding the public safety portfolio due to production schedules and recent product testing issues, indicators of impairment were present.
The Company performed an evaluation to test IBW and ISM intangible assets for recoverability and concluded there was no impairment during the fiscal year ended March 31, 2019, for the ISM the reporting unit. During the fourth quarter of fiscal year 2019, IBW revenue declined more than previously forecasted and additional issues arose with respect to new products. As a result, the IBW reporting unit did not pass the recoverability test; therefore, the Company completed the third step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. As a result of that impairment evaluation, the Company concluded that the customer list acquired from a previous acquisition for its IBW products was impaired and recorded an impairment charge of $4.7 million during the quarter ended March 31, 2019, to reduce the value of the asset to zero. The impairment loss is presented on the Consolidate Statements of Operations as Long-lived assets impairment.

The following table presents details of the Company’s intangibles from historical acquisitions:

	March 31, 2019			March 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(21,196)	2,064	23,260	(14,320)	8,940
Product technology	45,195	(44,148)	1,047	45,195	(43,034)	2,161
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,306)	167	1,473	(1,139)	334
Total finite-lived intangible assets, net	$71,968	$(68,690)	$3,278	$71,968	$(60,533)	$11,435
Originally, the finite-lived intangibles are being amortized over periods of two to ten years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations was $3.4 million and $4.2 million in fiscal years 2019 and 2018. The following is the expected future amortization by fiscal year:

(in thousands)	2020	2021	2022	2023	2024	Thereafter
Intangible amortization expense	$1,232	$903	$766	$377	$—	$—
Note 5. Commitments and Contingencies:
Obligations
The Company has a three-year lease that began in October 2017 for the corporate headquarters in Aurora, Illinois. This location houses corporate administration, sales, marketing and the CNS segment product distribution, engineering and manufacturing. The Company has a long-term deferred lease liability of $59,000 presented in other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2019 and 2018, to account for an exit obligation associated with this lease.
The ISM segment leases an engineering and service center in Dublin, Ohio, which runs through 2019. The IBW office lease expires in the second quarter of fiscal year 2021. The leases require the Company to pay utilities, insurance and real estate taxes on the facilities. Total rent expense for all facilities was $0.9 million for both fiscal years 2019 and 2018. In fiscal year 2018, rent expense was offset by $0.1 million of sublease income. There was no sublease income in fiscal year 2019. In fiscal years 2018, $0.1 million of lease payments reduced accrued reorganization.
Future minimum lease obligations as of March 31, 2019 consisted of the following:

(in thousands)	2020	2021	2022	2023	Thereafter	Total
Future minimum lease payments for operating leases	$705	$357	—	—	—	$1,062
A reserve for a net loss on firm purchase commitments of $167,000 and $130,000 is recorded on the balance sheet as Accrued expenses as of March 31, 2019 and 2018, respectively.
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
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the summary judgment case, the customer provided an initial allocation of their defense costs. The Company recently obtained additional information to evaluate the facts for both cases and has agreed on principle to a combined settlement amount of $0.3 million, but have not agreed on the timing of payment. The parties are discussing final terms and conditions and are close to settlement, with some indemnity rights reserved. As of March 31, 2019, the combined settlement is unpaid and accrued on the Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore the related expense is presented as discontinued operations in fiscal year 2019.

Note 6. Product Warranties:
The Company’s products carry a limited warranty ranging from one to seven years for the product within the CNS segment, typically one year for products within the ISM segment and from one to five years for the products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $74,000 and $125,000 as of March 31, 2019 and 2018, respectively, and are presented on the Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $56,000 and $175,000 as of March 31, 2019 and 2018, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities. In fiscal year 2019, the warranty reserve decreased primarily due to improved quality and reduced repair costs.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2019	2018
Total product warranty reserve, beginning of period	$300	$395
Warranty expense	(98)	57
Utilization	(72)	(152)
Total product warranty reserve, end of period	$130	$300
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
Share Repurchase Programs

In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were 426,283 and 133,608 shares repurchased under the 2011 and 2017 authorizations during the fiscal year ended March 31, 2019 and March 31, 2018 at a weighted average purchase price of $2.43 and $2.98 per share, respectively.  There was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization as of March 31, 2019.
In fiscal years 2019 and 2018, the Company repurchased from employees 62,260 shares and 59,648 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $3.18 and $2.92, respectively.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 17, 2019, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 49.8% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs. Penny, Foskett and McDonough, as trustees of the Voting Trust and other trusts, control 53.9% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-

one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2019, a total of 3,484,287 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2018 and 2019:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury Shares
Total shares outstanding, March 31, 2017	12,015	3,484	(4,441)
Purchases of Treasury Stock	(193)	—	(193)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	324	—	—
Total shares outstanding, March 31, 2018	12,146	3,484	(4,634)
Purchases of Treasury Stock	(489)	—	(489)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	253	—	—
Total shares outstanding, March 31, 2019	11,910	3,484	(5,123)
In April 2019, the Compensation Committee granted 0.1 million restricted stock units (RSUs) and approximately 0.1 million performance-based restricted stock units (PSUs) to executives and other employees pursuant to the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (see Note 8).
Note 8. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan) was approved at the annual meeting of stockholders on September 16, 2015. If any award granted under the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2015 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are: (a) delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the foregoing Share limit. There are a total of 631,959 shares available for issuance under the 2015 Plan as of March 31, 2019. The stock options, restricted stock awards, and RSU awards granted under the 2015 Plan generally typically vest in equal annual installments over 3 years for employees and 1 year for non-employee directors. PSUs earned generally vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares of stock for awards under the 2015 Plan.
Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2019	2018
Cost (benefit) of revenue	$47	$30
Sales and marketing	369	272
Research and development	174	167
General and administrative	581	802
Stock-based compensation	1,171	1,271
Income tax benefit	—	—
Total stock-based compensation, after taxes	$1,171	$1,271
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
The Company recorded expense of $0.1 million in both the fiscal years ended March 31, 2019 and 2018 related to stock options. There were no options exercised in fiscal years 2019 and 2018.
Option activity for the fiscal year ended March 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2018	197,936	$4.87
Granted	100,000	$3.14
Exercised	—	$—
Forfeited	(1,460)	$4.66
Expired	(2,998)	$4.69
Outstanding on March 31, 2019	293,478	$4.28	4.4	$0
Exercisable on March 31, 2019	148,700	$5.21	3.3	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2019, there was $0.1 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2019	2018
Input assumptions:
Expected volatility	61%	60%
Risk-free interest rate	2.8%	1.7%
Expected life	4 years	4 years
Expected dividend yield	0%	0%
Output weighted-average grant date fair value	$1.44	$1.41
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2019 and 2018, non-employee directors received grants of 63,334 and 104,636 shares with a weighted-average grant date fair value of $2.86 and $3.01, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	62,761	$3.35
Granted	63,334	$2.86
Vested	(62,761)	$3.35
Forfeited	—	$0.00
Non-vested as of March 31, 2019	63,334	$2.86
The Company recorded $0.2 million and $0.3 million of expense in the fiscal years ended March 31, 2019 and 2018, respectively, related to restricted stock. As of March 31, 2019, there was $0.1 million of pre-tax unrecognized compensation expense, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.4 years. The total intrinsic fair value of shares vested was $0.2 million during both of the fiscal years ended March 31, 2019 and 2018.
Restricted Stock Units (RSUs)
In fiscal years 2019 and 2018, there were 412,500 and 570,000 shares with a weighted-average grant date fair value of $3.08 and $2.91, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.
The Company recorded stock-based compensation expense of $0.9 million for RSUs in both fiscal years 2019 and 2018. As of March 31, 2019, there was approximately $1.2 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic fair value of RSUs vested was $0.6 million and $0.5 million during fiscal years 2019 and 2018, respectively.
The following table sets forth the RSUs activity for the fiscal year ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	518,450	$3.03
Granted	412,500	$3.08
Vested	(189,445)	$3.21
Forfeited	(76,378)	$2.89
Non-vested as of March 31, 2019	665,127	$3.03
Performance-based RSUs (PSUs)
During fiscal year 2019, 50,000 PSUs were granted. Those PSUs will be earned based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for the first, second, third, and fourth quarters of fiscal year 2019 and toward the annual fiscal year 2019 objective, but have a continued employment provision and will vest one year from the grant date. During fiscal year 2018, 40,000 PSUs were granted, but were all forfeited prior to vesting. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The Company recorded stock-based compensation expense of $14,000 and $40,000 for PSUs in fiscal years 2019 and 2018, respectively. The total intrinsic fair value of PSUs vested during fiscal years 2019 and 2018 was $0 and $141,000, respectively.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2018	—	$0.00
Granted	50,000	$3.14
Vested	—	$0.00
Forfeited	(45,000)	$3.14
Non-vested as of March 31, 2019	5,000	$3.14
Note 9. Segment and Related Information:
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM evaluates segment profit on gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions enable cellular coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For commercial service, the IBW segment solutions include digital repeaters and distributed antenna system (DAS) conditioners. For the public safety market, the IBW segment solutions include half-watt and two-watt repeaters and a battery backup unit. The Company’s IBW segment also offers ancillary products that consist of passive system RF components and antennas for both the commercial and public safety markets. In addition, in fiscal year 2019, IBW, in partnership with ip.access, a leading small cell solutions partner based in the U.K., began developing an OnGo small cell for the private LTE market.
Intelligent Site Management (ISM) Segment (formerly Intelligent Site Management and Services or ISMS)
The ISM segment solutions include a suite of remote units which provide machine-to-machine (M2M) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. The Company also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (CNS) Segment
The CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber connectivity panels, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs). Starting in fiscal year 2019, CNS added a suite of fiber access solutions to address the growing customer needs of densification at the network’s edge.
Segment information for the fiscal years ended March 31, 2019 and 2018, is set forth below:

	Fiscal Year Ended March 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$12,474	$17,263	$13,833	$43,570
Gross profit	5,202	9,040	4,122	18,364
Gross margin	41.7%	52.4%	29.8%	42.1%
Research and development	2,755	2,390	1,645	6,790
Segment profit	$2,447	$6,650	$2,477	11,574
Operating expenses:
Sales and marketing				8,342
General and administrative				6,699
Intangible amortization				3,435
Restructuring				—
Long-lived assets impairment				4,722
Operating income (loss) from continuing operations				(11,624)
Other income (expense), net				626
Income tax (expense) benefit				(39)
Net income (loss) from continuing operations				$(11,037)

	Fiscal Year Ended March 31, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$23,265	$19,350	$15,962	$58,577
Gross profit	10,653	9,959	4,555	25,167
Gross margin	45.8%	51.5%	28.5%	43.0%
Research and development	4,141	2,264	970	7,375
Segment profit	$6,512	$7,695	$3,585	17,792
Operating expenses:
Sales and marketing				8,290
General and administrative				6,602
Intangible amortization				4,189
Restructuring				165
Long-lived assets impairment				—
Operating income (loss) from continuing operations				(1,454)
Other income (expense), net				888
Income tax (expense) benefit				597
Net income (loss) from continuing operations				$31
Segment asset information is not reported to or used by the CODM.

Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2019 and 2018. More than 90% of the Company's long-lived assets are located in the United States.
Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2019	2018
Verizon	23.1%	18.0%
AT&T	11.4%	12.5%
Verizon and AT&T are customers of all reporting segments.
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2019	2018
Verizon	27.5%	36.2%
AT&T	8.0%	14.4%
Note 10. Restructuring Charges:
There were no restructuring expenses recorded in fiscal year 2019. In fiscal year 2018, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments (the 2018 restructuring plan).
As of March 31, 2019, there are no unpaid and accrued reorganization costs. As of March 31, 2018, $0.1 million of the restructuring costs, primarily related to the office space from the 2017 restructuring, are unpaid and accrued on the Consolidated Balance Sheets presented in Accrued restructuring. The restructuring costs were fully paid in fiscal year 2019.
Total fiscal year 2019 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2018	$—	$63	$63
Charged	—	—	—
Payments	—	(63)	(63)
Liability at March 31, 2019	$—	$—	$—
Total fiscal year 2018 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2017	$—	$1,234	$1,234
Charged	165	—	165
Payments	(165)	(1,171)	(1,336)
Liability at March 31, 2018	$—	$63	$63
Note 11. Short-term Investments:
There were no short-term investments as of March 31, 2019. As of March 31, 2018, the Company owned certificates of deposit amounting to $2.8 million.
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$25,645	$25,645	$—	$—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$19,237	$19,237	$—	$—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.

Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2019, assets measured at fair value on a nonrecurring basis consisted of long-lived assets for our IBW reporting unit.
Note 13. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC Topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2019 and March 31, 2018, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within Other assets. In fiscal year 2018, the Company received a cash dividend payment of $59,000 from AKA.
The Company's revenue to AKA for fiscal years 2019 and 2018 was $1.9 million and $3.5 million, respectively. Accounts receivable from AKA is $0.3 million and $0.4 million and deferred revenue relating to maintenance contracts is $0.8 million and $1.4 million as of March 31, 2019 and March 31, 2018, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.

Note 14. Benefit Plans:
The Company sponsors a 401(k) benefit plan (the Westell Plan), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In October 2016, the Company established a prospective maximum employer match of $500 per calendar year. Matching contribution expense was $0.1 million in both fiscal years 2019 and 2018.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2019
Accounts receivable allowances	$95	$85		$(80)	(1)	$100
Reserve for excess and obsolete inventory and net realizable value	3,562	564		(1,345)	(2)	2,781
Deferred tax assets valuation allowance	37,103	1,668	(3)	—		38,771
Reserve for returns	51	341		(145)		247
2018
Accounts receivable allowances	$90	$7		$(2)	(1)	$95
Reserve for excess and obsolete inventory and net realizable value	8,458	1,213		(6,109)	(2)	3,562
Deferred tax assets valuation allowance	52,190	—		(15,087)	(3)	37,103
Reserve for returns	82	329		(360)		51

(1)	Accounts written off, including early pay discounts, net of recoveries.

(2)	Inventory loss charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets and in fiscal year 2018 the impact of the Tax Act.