Form 10-Q
period 2019-06-30
WESTELL TECHNOLOGIES INC
filed 2019-08-09
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2019:
Class A Common Stock, $0.01 Par Value – 12,074,536 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2019, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are the Company's trademarks: ClearLink®, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$24,077	$25,457
Accounts receivable (net of allowance of $100 and $100 at June 30, 2019 and March 31, 2019, respectively)	5,806	6,865
Inventories	9,943	9,801
Prepaid expenses and other current assets	1,673	1,706
Total current assets	41,499	43,829
Land, property and equipment, gross	8,123	8,109
Less accumulated depreciation and amortization	(6,954)	(6,811)
Land, property and equipment, net	1,169	1,298
Intangible assets, net	2,970	3,278
Right-of-use assets on operating leases, net	1,111	—
Other non-current assets	484	492
Total assets	$47,233	$48,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,250	$2,313
Accrued expenses	4,046	3,567
Deferred revenue	950	1,217
Total current liabilities	7,246	7,097
Deferred revenue non-current	393	444
Other non-current liabilities	500	176
Total liabilities	8,139	7,717
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,073,010 and 11,909,979 shares at June 30, 2019, and March 31, 2019, respectively	121	119
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at June 30, 2019, and March 31, 2019	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,100	418,859
Treasury stock at cost – 5,203,350 and 5,122,414 shares at June 30, 2019, and March 31, 2019, respectively	(37,307)	(37,135)
Accumulated deficit	(342,855)	(340,698)
Total stockholders’ equity	39,094	41,180
Total liabilities and stockholders’ equity	$47,233	$48,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2019	2018
Revenue	9,002	13,037
Cost of revenue	5,756	7,102
Gross profit	3,246	5,935
Operating expenses
Research and development	1,556	1,432
Sales and marketing	2,332	2,137
General and administrative	1,364	1,534
Intangible amortization	308	990
Total operating expenses	5,560	6,093
Operating profit (loss)	(2,314)	(158)
Other income, net	164	119
Income (loss) before income taxes	(2,150)	(39)
Income tax benefit (expense)	(7)	—
Net income (loss) (1)	$(2,157)	$(39)
Net income (loss) per share:
Basic	$(0.14)	$—
Diluted	$(0.14)	$—
Weighted-average number of common shares outstanding:
Basic	15,455	15,632
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (2)	—	—
Diluted	15,455	15,632

_______

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company had 1.0 million and 1.0 million shares represented by common stock equivalents for the three months ended June 30, 2019, and June 30, 2018, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	$121	$35	$419,100	$(37,307)	$(342,855)	$39,094

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(39)	(39)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(404)	—	(405)
Stock-based compensation	—	—	291	—	—	291
Balance, June 30, 2018	$122	$35	$417,980	$(36,311)	$(329,355)	$52,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,157)	$(39)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	451	1,142
Stock-based compensation	244	291
Exchange rate loss (gain)	(3)	10
Changes in assets and liabilities:
Accounts receivable	1,059	(1,705)
Inventories	(142)	(505)
Prepaid expenses and other current assets	33	(467)
Other assets	(1,103)	—
Deferred revenue	(318)	(192)	(1)
Accounts payable and accrued expenses	740	24
Net cash provided by (used in) operating activities	(1,196)	(1,441)
Cash flows from investing activities:
Maturities of other short-term investments	—	1,433
Purchases of property and equipment	(14)	(50)
Net cash provided by (used in) investing activities	(14)	1,383
Cash flows from financing activities:
Purchases of treasury stock	(173)	(405)
Net cash provided by (used in) financing activities	(173)	(405)
Gain (loss) of exchange rate changes on cash	3	(3)
Net increase (decrease) in cash and cash equivalents	(1,380)	(466)
Cash and cash equivalents, beginning of period	25,457	24,963
Cash and cash equivalents, end of period	$24,077	$24,497
_______
(1) Includes the cumulative effect adjustment of the ASC 606 adoption.

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
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2019, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative selling prices, stock-based compensation, intangible assets fair value, depreciation, income taxes, right-of-use lease assets and related lease liabilities, and contingencies, among other things. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as right-of-use assets, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for leases with terms greater than one year. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as prepaid lease payments.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements. The amendments in this ASU provide for an additional transition method in which an entity applying the lease standard at adoption date recognizes a cumulative-effect adjustment to the opening balance of retained earnings (deficit) in the period of adoption.

The Company adopted the lease standard on April 1, 2019, using the modified retrospective method. Under this method, the new guidance would apply to existing and new leases on the date of initial application while comparative prior periods would be reported in accordance with the Topic 840 guidance effective prior to April 1, 2019, and requiring no retrospective adjustments. Upon adoption, total assets and liabilities increased due to recording the right-of-use assets of $1.3 million and lease liabilities of $1.2 million. Refer to Note 2 for additional disclosures around leases.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (ASU 2018-09). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. The Company adopted ASU

2018-09 effective April 1, 2019. The amendments had no impact to the Company's Condensed Consolidated Financial Statements.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15). The main objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2018-15 may have on the Company’s Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-18 may have on the Company's Condensed Consolidated Financial Statements.
Note 2. Leases

The Company adopted ASC 842 effective April 1, 2019, which resulted in an increase to total assets of $1.3 million to record the right-of-use (ROU) assets for operating leases of facilities and an increase in total liabilities of $1.2 million to record the associated lease liabilities. The difference between operating lease liabilities and ROU assets recognized is primarily due to prepaid rent and deferred rent accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition. In future periods such balances will not be presented separately. The adoption did not have any impact on the Company's Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the net present value of remaining fixed lease payments over the lease term. Lease terms used to calculate the present value of the lease payments include any options to extend, renew, or terminate the lease, when it is reasonably certain that these options will be exercised. ROU assets also include any advance lease payments made and exclude any lease incentives. As the implicit interest rate for our leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease arrangements with non-lease components that are not in-substance fixed and considered variable, which were not included in the carrying balances of the right-of-use asset and lease liability. The Company does not have any finance leases.

The Company elected the package of practical expedients, which among other things, allows the Company to carry forward historical lease classifications. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. The Company also made the accounting policy election to account for each separate lease component and non-lease component associated with that lease component as a single lease component, thus causing all fixed payments to be capitalized. The Company determines at inception whether an arrangement is a lease.

The Company reviews the impairment ROU assets consistent with the approach applied to other long-lived assets. ROU assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The Company's operating leases primarily include building leases for the corporate headquarters in Aurora, IL, an engineering and service center in Dublin, OH, and office space in Manchester, NH.

Future minimum lease payments as of June 30, 2019, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2020 (1)	$608
2021	478
2022	73
Thereafter	—
Total lease payments (2)	1,159
Less: imputed interest	(38)
Total operating lease liabilities	$1,121
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
(2) Assumes exercise of a two year option to extend the lease term for the Dublin lease.
As of June 30, 2019, the weighted-average remaining lease term was 1.3 years and the weighted-average discount rate was 4.3%.
Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Three months ended June 30, 2019
Operating lease expense	$204
Variable lease expense (1)	40
Total Lease expense (2)	$244
_______
(1) Variable lease expense is related to our leased real estate in Ohio and New Hampshire and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the three months ended June 30, 2019, cash paid for operating leases included in the measurement of lease liabilities was $0.1 million. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2019:

(in thousands)	June 30, 2019	Balance Sheet Classification
Assets:
Total ROU assets	$1,111	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	785	Accrued expenses
Non-current operating lease liabilities	336	Other non-current liabilities
Total lease liabilities	$1,121

Note 3. Revenue Recognition and Deferred Revenue

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

Disaggregation of revenue

The following table disaggregated our revenue by major source:

(In thousands)	Three months ended June 30,
	2019	2018
Revenue:
Products	$7,815	$11,789
Software	19	416
Services	1,168	832
Total revenue	$9,002	$13,037

The following is the expected future revenue recognition timing of deferred revenue as of June 30, 2019:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	$950	$219	$174

During the three months ended June 30, 2019, and June 30, 2018, the Company recognized $0.4 million and $0.5 million of revenue, respectively, related to contract liabilities at the beginning of the periods.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million and $0.1 million at June 30, 2019, and June 30, 2018, respectively.
Note 4. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (CODM) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM continues to define segment profit as gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2019, and as updated in this filing.
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
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber network connectivity panels, fiber access products, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).

Segment information for the three months ended June 30, 2019, and 2018, is set forth below:

	Three months ended June 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,923	$3,095	$2,984	$9,002
Cost of revenue	1,951	1,516	2,289	5,756
Gross profit	972	1,579	695	3,246
Gross margin	33.3%	51.0%	23.3%	36.1%
Research and development	399	701	456	1,556
Segment profit	$573	$878	$239	1,690
Operating expenses:
Sales and marketing				2,332
General and administrative				1,364
Intangible amortization				308
Operating profit (loss)				(2,314)
Other income, net				164
Income tax benefit (expense)				(7)
Net income (loss)				$(2,157)

	Three months ended June 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$3,557	$5,744	$3,736	$13,037
Cost of revenue	1,895	2,796	2,411	7,102
Gross profit	1,662	2,948	1,325	5,935
Gross margin	46.7%	51.3%	35.5%	45.5%
Research and development	522	569	341	1,432
Segment profit (loss)	$1,140	$2,379	$984	4,503
Operating expenses:
Sales and marketing				2,137
General and administrative				1,534
Intangible amortization				990
Operating profit (loss)				(158)
Other income, net				119
Income tax benefit (expense)				—
Net income (loss)				$(39)

Segment asset information is not reported to or used by the CODM.
Note 5. Inventories
Inventories are stated at the lower of first-in, first-out cost or market value. The components of inventories are as follows:

(in thousands)	June 30, 2019	March 31, 2019
Raw materials	$3,382	$3,445
Finished goods	6,561	6,356
Total inventories	$9,943	$9,801

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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three months ended June 30, 2019, and 2018:

	Three months ended June 30,
(in thousands)	2019	2018
Stock-based compensation expense	$244	$291
Income tax benefit	—	—
Total stock-based compensation expense, after taxes	$244	$291
Stock Options
Stock option activity for the three months ended June 30, 2019, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2019	293,478	$4.28	4.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(7,500)	8.58
Outstanding on June 30, 2019	285,978	$4.17	4.2	$—

_______

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	63,334	$2.86
Granted	2,500	1.72
Vested	—	—
Forfeited	—	—
Non-vested as of June 30, 2019	65,834	$2.82

RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	665,127	$3.03
Granted	153,037	2.12
Vested	(236,467)	3.20
Forfeited	(75,168)	2.61
Non-vested as of June 30, 2019	506,529	$2.74
PSUs

PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for fiscal year 2020. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019 (at target)	5,000	$3.14
Granted, at target	136,144	2.19
Vested	(5,000)	3.14
Forfeited	(36,458)	2.16
Non-vested as of June 30, 2019 (at target)	99,686	$2.20
Note 7. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment (formerly ISMS), and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $84,000 and $74,000 as of June 30, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $46,000 and $56,000 as of June 30, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.
The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2019	2018
Total product warranty reserve at the beginning of the period	$130	$300
Warranty expense to cost of revenue	12	20
Utilization	(12)	(30)
Total product warranty reserve at the end of the period	$130	$290
Note 8. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of June 30, 2019, and March 31, 2019, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2019, and 2018, was $0.4 million and $0.6 million, respectively. Accounts receivable from AKA was $0.3 million and $0.3 million as of June 30, 2019, and March 31, 2019, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $0.7 million and $0.8 million as of June 30, 2019, and March 31, 2019, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of June 30, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. As of June 30, 2019, and March 31, 2019, the Company has $697,000 tax receivable associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $7,000 of income tax expense in the three months ended June 30, 2019, using an effective income tax rate of (0.30)% plus discrete items. The Company recorded $0 of income tax expense in the three months ended June 30, 2018, using an effective rate of (0.64)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
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

In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of their defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties have agreed to a settlement in which some indemnity rights are reserved, and under which payment is due by December 15, 2019. As of June 30, 2019, and March 31, 2019, the combined settlement is unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.

Leases
The Company leases office space under operating leases, with various expiration dates through September 30, 2020. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. For further details, refer to Note 2. Leases.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of June 30, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$23,425	$23,425	—	—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$25,645	$25,645	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 12. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were no shares repurchased under the 2017 authorization during the three months ended June 30, 2019. During the three months ended June 30, 2018, 82,347 shares were repurchased under the 2017 authorization, at a weighted average purchase price of $2.85 per share. As of June 30, 2019, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the three months ended June 30, 2019, and June 30, 2018, the Company repurchased 80,936 and 51,210 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.15 and $3.32 per share, respectively.
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

There was no intangible asset impairment during the three months ended June 30, 2019, or the three months ended June 30, 2018.
Note 14. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	June 30, 2019		March 31, 2019
Accrued compensation	$532		$656
Accrued contractual obligation	1,445		1,445
Current operating lease liability	785		—
Other accrued expenses	1,284	(1)	1,466	(1)
Total accrued expenses	$4,046	(1)	$3,567	(1)
_______
(1) Includes $0.3 million accrual for loss contingencies related to discontinued operations. See Note 10.

Note 15. Land, Property, and Equipment

Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the three months ended June 30, 2019, or June 30, 2018.

The components of fixed assets are as follows:

(in thousands)	June 30, 2019	March 31, 2019
Land	$672	$672
Machinery and equipment	1,378	1,372
Office, computer and research equipment	5,269	5,267
Leasehold improvements	804	798
Land, property and equipment, gross	8,123	8,109
Less accumulated depreciation and amortization	(6,954)	(6,811)
Land, property and equipment, net	$1,169	$1,298

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
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of outdoor network infrastructure offerings consisting of integrated cabinets, power distribution products, copper and fiber network connectivity panels, fiber access products, T1 network interface units (NIUs), and tower mounted amplifiers (TMAs).
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

Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2019, and 2018, by segment.
Revenue

	Three months ended June 30,
(in thousands)	2019	2018	Change
IBW	$2,923	$3,557	$(634)
ISM	3,095	5,744	(2,649)
CNS	2,984	3,736	(752)
Consolidated revenue	$9,002	$13,037	$(4,035)
IBW revenue was $2.9 million in the three months ended June 30, 2019, compared to $3.6 million in the same period in the prior year. The decrease in revenue in the three months ended June 30, 2019, was primarily due to lower sales of repeaters and DAS conditioners, partly offset by increased ancillary product revenues. Sales of DAS conditioners have decreased due to network architecture shifts to alternative, non-DAS solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the conditioners primary function) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. While we expect the commercial repeater market to decline further as customers continue to shift to other forms of commercial in-building coverage such as small cells, we expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building cellular communication coverage for first responders and emergency personnel.
ISM revenue was $3.1 million in the three months ended June 30, 2019, compared to $5.7 million in the same period in the prior year. The decrease in revenue in the three months ended June 30, 2019, primarily due to decreased sales of remote units and lower software revenue. The decreased sales of remote units was driven by a slowdown in demand from two existing customers for additional remote site monitoring. The lower software revenue was due to large orders for Optima licenses from two existing customers in the quarter ended June 30, 2018. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $3.0 million in the three months ended June 30, 2019, compared to $3.7 million in the same period in the prior year. The decrease in revenue in the three months ended June 30, 2019, was predominately due to lower sales of two legacy product lines - T1 NIUs and TMAs. The three months ended June 30, 2019, also included revenue of our new fiber access product line introduced during last fiscal year. We expect fiber access revenue to grow as we develop a wider range of product offerings in the market. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to at least remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are in declining markets.
Gross Margin

	Three months ended June 30,
	2019	2018	Change
IBW	33.3%	46.7%	(13.4)%
ISM	51.0%	51.3%	(0.3)%
CNS	23.3%	35.5%	(12.2)%
Consolidated gross margin	36.1%	45.5%	(9.4)%

The consolidated gross margin decreased in the three months ended June 30, 2019, compared to the same period in the prior year. The decrease was primarily due to the lower revenue and higher costs associated with excess and obsolete inventory.

Research and Development

	Three months ended June 30,
(in thousands)	2019	2018	Change
IBW	$399	$522	$(123)
ISM	701	569	132
CNS	456	341	115
Consolidated research and development expense	$1,556	$1,432	$124
Research and development expenses increased by $0.1 million in the three months ended June 30, 2019, compared to the same period in the prior year. The increase was due to additional expenses for new product developments within the ISM (the RMX-4000) and CNS (fiber access) segments, partly offset by lower expense for IBW due to lower payroll related expenses and prototype expenses.
Sales and Marketing

	Three months ended June 30,
(in thousands)	2019	2018	Change
Consolidated sales and marketing expense	$2,332	$2,137	$195
Sales and marketing expense increased $0.2 million in the three months ended June 30, 2019, compared to same period in the prior fiscal year. This increase was largely attributable to additional sales and marketing activities associated with new revenue growth opportunities across all three business segments.
General and Administrative

	Three months ended June 30,
(in thousands)	2019	2018	Change
Consolidated general and administrative expense	$1,364	$1,534	$(170)
Consolidated general and administrative expense decreased $0.2 million in the three months ended June 30, 2019, compared to the same period in the prior fiscal year. This decrease was largely attributable to a lower expense structure as a part of the Company's prior overall resetting of cost and expense.
Intangible amortization

	Three months ended June 30,
(in thousands)	2019	2018	Change
Consolidated intangible amortization	$308	$990	$(682)

Amortization in both three months ended June 30, 2019, and June 30, 2018, were non-cash expenses related to intangible assets established through prior acquisitions. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decrease of $0.7 million in three months ended June 30, 2019, compared to the three months ended June 30, 2018, resulted primarily from product and customer-related intangibles from the IBW segment becoming fully impaired during the fourth quarter of fiscal 2019 and from the CNS segment intangible assets becoming fully amortized in the first quarter of fiscal 2019. All remaining intangibles relate to the ISM segment.

Other income, net

	Three months ended June 30,
(in thousands)	2019	2018	Change
Consolidated other income (expense)	$164	$119	$45

Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The increase during the three months ended June 30, 2019, compared to the prior fiscal year, was primarily due to increased interest rates on investments.
Income tax expense
As of June 30, 2019, and March 31, 2019, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via a tax refund.
The Company recorded $7,000 of income tax expense in the three months ended June 30, 2019, using an effective income tax rate of (0.30)% plus discrete items. The Company recorded $0 of income tax expense in the three months ended June 30, 2018, using an effective rate of (0.64)% plus discrete items. The effective rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net loss was $2.2 million in the three months ended June 30, 2019. Net loss was $0.0 million in the three months ended June 30, 2018. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At June 30, 2019, the Company had $24.1 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities.
Cash Flows

The significant changes in cash flows were as follows:

	Three months ended June 31,
(in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	(1,196)	(1,441)
Investing activities	(14)	1,383
Financing activities	(173)	(405)
Effect of exchange rate on changes on cash	3	(3)
Net increase (decrease) in cash and cash equivalents	$(1,380)	$(466)
Net cash used by operating activities was $1.2 million in the three months ended June 30, 2019, compared to $1.4 million used in the same period of the prior year. The change resulted primarily from the net loss in the current period adjusted for non-cash items and a decrease in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities was $0.0 million in the three months ended June 30, 2019, compared to $1.4 million provided in the same period of the prior year. The change was primarily due to the conversion of all short-term investments into cash equivalents during fiscal year 2019.
Net cash used by financing activities was $0.2 million in the three months ended June 30, 2019, compared to $0.4 million used in the same period of the prior year. The decreased use of cash was due primarily from the decreased purchases of treasury stock.
As of June 30, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. Also, as of June 30, 2019, the Company had a $2.2 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises.

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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2019.
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
Changes in Internal Control Over Financial Reporting
In connections with the adoption of ASC 842 effective April 1, 2019, the Company has made appropriate design and implementation updates to our business and internal controls to support the recognition and disclosure under the new standard.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, other than as described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of their defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties have agreed to a settlement in which some indemnity rights are reserved, and under which payment is due by December 15, 2019. As of June 30, 2019, and March 31, 2019, the combined settlement is unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2019, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 2019	70,399	$2.1706	—	$680,957
May 2019	8,815	2.0589	—	680,957
June 2019	1,722	1.7700	—	680,957
Total	80,936	$2.1499	—	$680,957

(a)
In the three months ended June 30, 2019, the Company repurchased 80,936 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $2.15 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of June 30, 2019.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Summary of Director Compensation.

Exhibit 10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Jessee Swartwood on April 1, 2019.

Exhibit 10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Alfred S. John on April 18, 2019.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 9, 2019	By:	/s/ Alfred S. John
Alfred S. John
Chief Executive Officer

		By:	/s/ Thomas P. Minichiello
Thomas P. Minichiello
Chief Financial Officer