Form 10-Q
period 2019-09-30
WESTELL TECHNOLOGIES INC
filed 2019-11-14
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2019:
Class A Common Stock, $0.01 Par Value – 12,218,890 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,716	$25,457
Accounts receivable (net of allowance of $100 at September 30, 2019, and March 31, 2019	5,033	6,865
Inventories	8,318	9,801
Prepaid expenses and other current assets	1,839	1,706
Total current assets	36,906	43,829
Land, property and equipment, gross	8,107	8,109
Less accumulated depreciation and amortization	(7,011)	(6,811)
Land, property and equipment, net	1,096	1,298
Intangible assets, net	4,547	3,278
Right-of-use assets on operating leases, net	699	—
Other non-current assets	431	492
Total assets	$43,679	$48,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,742	$2,313
Accrued expenses	4,162	3,567
Deferred revenue	624	1,217
Total current liabilities	7,528	7,097
Deferred revenue non-current	330	444
Other non-current liabilities	102	176
Total liabilities	7,960	7,717
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,218,890 and 11,909,979 shares at September 30, 2019, and March 31, 2019, respectively	122	119
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at September 30, 2019, and March 31, 2019	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,301	418,859
Treasury stock at cost – 5,212,971 and 5,122,414 shares at September 30, 2019, and March 31, 2019, respectively	(37,323)	(37,135)
Accumulated deficit	(346,416)	(340,698)
Total stockholders’ equity	35,719	41,180
Total liabilities and stockholders’ equity	$43,679	$48,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue	$7,569	$10,106	$16,571	$23,143
Cost of revenue	5,990	5,913	11,746	13,015
Gross profit	1,579	4,193	4,825	10,128
Operating expenses
Research and development	1,449	1,843	3,005	3,275
Sales and marketing	2,259	1,876	4,591	4,013
General and administrative	1,249	1,400	2,613	2,934
Intangible amortization	308	832	616	1,822
Total operating expenses	5,265	5,951	10,825	12,044
Operating profit (loss)	(3,686)	(1,758)	(6,000)	(1,916)
Other income, net	125	165	289	284
Income (loss) before income taxes	(3,561)	(1,593)	(5,711)	(1,632)
Income tax benefit (expense)	—	(10)	(7)	(10)
Net income (loss) from continuing operations	(3,561)	(1,603)	(5,718)	(1,642)
Discontinued Operations:
Income from discontinued operations, net of tax (1)	—	(138)	—	(138)
Net income (loss) (2)	$(3,561)	$(1,741)	$(5,718)	$(1,780)
Net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.23)	$(0.10)	$(0.37)	$(0.11)
Basic net income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Basic	$(0.23)	$(0.11)	$(0.37)	$(0.11)	(3)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.23)	$(0.10)	$(0.37)	$(0.11)
Diluted net income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Diluted	$(0.23)	$(0.11)	$(0.37)	$(0.11)	(3)
Weighted-average number of common shares outstanding:
Basic	15,512	15,583	15,483	15,602
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—	—	—
Diluted	15,512	15,583	15,483	15,602

_______

(1) See Note 1 for additional information regarding discontinued operations.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) Per share amounts may not sum to totals due to rounding.
(4) The Company had 0.9 million shares represented by common stock equivalents for the three and six months ended September 30, 2019, and 1.0 million for the three and six months ended September 30, 2018, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	121	35	419,100	(37,307)	(342,855)	39,094
Net income (loss)	—	—	—	—	(3,561)	(3,561)
Common stock issued	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	201	—	—	201
Balance, September 30, 2019	$122	$35	$419,301	$(37,323)	$(346,416)	$35,719

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(39)	(39)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(404)	—	(405)
Stock-based compensation	—	—	291	—	—	291
Balance, June 30, 2018	122	35	417,980	(36,311)	(329,355)	52,471
Net income (loss)	—	—	—	—	(1,741)	(1,741)
Common stock issued	1	—	(1)	—	—	—
Purchase of treasury stock	(1)	—	—	(199)	—	(200)
Stock-based compensation	—	—	295	—	—	295
Balance, September 30, 2018	$122	$35	$418,274	$(36,510)	$(331,096)	$50,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2019		2018
Cash flows from operating activities:
Net income (loss)	$(5,718)		$(1,780)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	942		2,113
Stock-based compensation	445		586
Loss (gain) on sale of fixed assets	(11)		1
Exchange rate loss (gain)	3		1
Changes in assets and liabilities:
Accounts receivable	1,829		1,914
Inventories	1,483		(1,148)
Prepaid expenses and other current assets	(122)		(315)
Other assets	(638)		1
Deferred revenue	(707)		(655)	(1)
Accounts payable and accrued expenses	950		770
Net cash provided by (used in) operating activities	(1,544)		1,488
Cash flows from investing activities:
Maturities of other short-term investments	—		2,779
Purchase of product licensing rights	(1,950)	(2)	—
Purchases of property and equipment	(59)		(153)
Net cash provided by (used in) investing activities	(2,009)		2,626
Cash flows from financing activities:
Purchases of treasury stock	(189)		(605)
Net cash provided by (used in) financing activities	(189)		(605)
Gain (loss) of exchange rate changes on cash	1		(1)
Net increase (decrease) in cash and cash equivalents	(3,741)		3,508
Cash and cash equivalents, beginning of period	25,457		24,963
Cash and cash equivalents, end of period	$21,716		$28,471
_______
(1) Includes the cumulative effect adjustment of the ASC 606 adoption.
(2) During the quarter ended September 30, 2019, the Company made a $950,000 payment for the purchase of product licensing rights. The remaining $1.0 million that is due is recorded in Accounts Payable as of September 30, 2019. The corresponding asset is recorded in intangible assets.

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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2019, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020.

Discontinued Operations

During the quarter ended September 30, 2018, the Company recorded indemnification expense related to probable loss contingencies associated with a major customer contract related to a business which was previously sold and therefore is presented as discontinued operations. On July 24, 2019, the Company signed a settlement agreement related to this matter. The $0.3 million settlement, which was fully covered by the accrual on March 31, 2019, will be paid in the quarter ended December 31, 2019. The Condensed Consolidated Statements of Cash Flows include discontinued operations. See Note 10 and Note 14 for additional information.
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

Future minimum lease payments as of September 30, 2019, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2020 (1)	$307
2021 (2)	354
Thereafter	—
Total lease payments	661
Less: imputed interest	(20)
Total operating lease liabilities	$641
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
(2) The Company currently occupies office space under operating leases, with various expiration dates through September 30, 2020.
As of September 30, 2019, the weighted-average remaining lease term was 1.0 years and the weighted-average discount rate was 4.3%.

The Company is currently evaluating renewal and replacement lease options for the corporate headquarters in Aurora, IL which expires on September 30, 2020.

During the second quarter of fiscal year 2019, as a cost savings effort, the Company executed a new 63 month lease for the Dublin, OH design service center rather than executing the two year option to extend the existing lease as previously assumed. The new lease is expected to begin in November 2019 and has a reduced footprint which is more suitable to our current operation. The current Ohio lease expired on October 31, 2019, but the lease allows for a holdover provision expected to bridge usage until the start of the new lease. While the new lease contract has been signed, liabilities and assets for this new lease are not included in the lease liability balances or ROU asset balances as of September 30, 2019 because the lease commencement date will not occur until after this date. The new lease includes a renewal option to extend the initial lease term for three years. The lease also includes a termination option effective the last day of the 39th month of the lease term. The cost to terminate under this option would be approximately $70,000.

Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Three months ended September 30, 2019	Six months ended September 30, 2019
Operating lease expense	$204	$408
Variable lease expense (1)	23	63
Total lease expense (2)	$227	$471
_______
(1) Variable lease expense is related to our leased real estate in Ohio and New Hampshire and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the six months ended September 30, 2019, cash paid for operating leases included in the measurement of lease liabilities was $0.4 million. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2019:

(in thousands)	September 30, 2019	Balance Sheet Classification
ROU assets	$699	Right-of-use assets on operating leases, net
Current operating lease liability	641	Accrued expenses

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

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(In thousands)	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$6,317	$9,041	$14,132	$20,830
Software	161	158	180	574
Services	1,091	907	2,259	1,739
Total revenue	$7,569	$10,106	$16,571	$23,143

The following is the expected future revenue recognition timing of deferred revenue as of September 30, 2019:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	$624	$180	$150

During the six months ended September 30, 2019, and September 30, 2018, the Company recognized $0.8 million and $0.9 million of revenue, respectively, related to contract liabilities at the beginning of the periods.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million and $0.2 million at September 30, 2019, and March 31, 2019, respectively.
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
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor wireless network. For commercial service, solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, solutions include half-watt and two-watt Class B repeaters, our Class A repeater product suite and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
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
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use.  The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity panels, fiber access products and T1 network interface units (NIUs).

Segment information for the three and six months ended September 30, 2019, and 2018, is set forth below:

	Three months ended September 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,618	$2,646	$2,305	$7,569
Cost of revenue	2,205	1,604	2,181	5,990
Gross profit	413	1,042	124	1,579
Gross margin	15.8%	39.4%	5.4%	20.9%
Research and development	403	619	427	1,449
Segment profit	$10	$423	$(303)	130
Operating expenses:
Sales and marketing				2,259
General and administrative				1,249
Intangible amortization				308
Operating profit (loss)				(3,686)
Other income, net				125
Income tax benefit (expense)				—
Net income (loss) from continuing operations				$(3,561)

	Three months ended September 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$3,646	$2,646	$3,814	$10,106
Cost of revenue	1,954	1,224	2,735	5,913
Gross profit	1,692	1,422	1,079	4,193
Gross margin	46.4%	53.7%	28.3%	41.5%
Research and development	867	558	418	1,843
Segment profit	$825	$864	$661	2,350
Operating expenses:
Sales and marketing				1,876
General and administrative				1,400
Intangible amortization				832
Operating profit (loss)				(1,758)
Other income, net				165
Income tax benefit (expense)				(10)
Net income (loss) from continuing operations				$(1,603)

	Six months ended September 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$5,541	$5,741	$5,289	$16,571
Cost of revenue	4,156	3,120	4,470	11,746
Gross profit	1,385	2,621	819	4,825
Gross margin	25.0%	45.7%	15.5%	29.1%
Research and development	802	1,320	883	3,005
Segment profit	$583	$1,301	$(64)	1,820
Operating expenses:
Sales and marketing				4,591
General and administrative				2,613
Intangible amortization				616
Operating profit (loss)				(6,000)
Other income, net				289
Income tax benefit (expense)				(7)
Net income (loss)				$(5,718)

	Six months ended September 30, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$7,203	$8,390	$7,550	$23,143
Cost of revenue	3,849	4,020	5,146	13,015
Gross profit	3,354	4,370	2,404	10,128
Gross margin	46.6%	52.1%	31.8%	43.8%
Research and development	1,389	1,127	759	3,275
Segment profit (loss)	$1,965	$3,243	$1,645	6,853
Operating expenses:
Sales and marketing				4,013
General and administrative				2,934
Intangible amortization				1,822
Operating profit (loss)				(1,916)
Other income, net				284
Income tax benefit (expense)				(10)
Net income (loss)				$(1,642)

Segment asset information is not reported to or used by the CODM.
Note 5. Inventories
Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. The components of net inventories are as follows:

(in thousands)	September 30, 2019	March 31, 2019
Raw materials	$2,466	$3,445
Finished goods	5,852	6,356
Total inventories	$8,318	$9,801
The Company records provisions against inventory for excess and obsolete inventory which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The Company recorded provisions for excess and obsolete inventory with charges of $1.3 million and $2.0 million in the three and six months ended September 30, 2019, compared to negligible excess and obsolete inventory charges in the three and six months ended September 30, 2018. These costs are presented in Cost of revenue on the Condensed Consolidated Statements of Operations. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.

Note 6. Stock-Based Compensation

The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaces the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan). The 2019 Plan includes a total of 1,000,000 shares of Class A Common Stock (Shares) plus the number of Shares reserved for issuance under the 2015 Plan that have not been granted or reserved for issuance under an outstanding award that may be issued under the 2019 Omnibus Plan. If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2019 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
The stock options, restricted stock awards, and restricted stock units (RSUs) awarded under both the 2019 Plan and the 2015 Plan generally vest in equal annual installments over 3 years for employees and 1 year for non-employee directors. Performance stock units (PSUs) earned vest over the performance period. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan and the 2015 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2019 Plan and the 2015 Plan. As of September 30, 2019, there have not been any awards under the 2019 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and six months ended September 30, 2019, and 2018:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$201	$295	$445	$586
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$201	$295	$445	$586
Stock Options
Stock option activity for the six months ended September 30, 2019, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2019	293,478	$4.28	4.4	$—
Granted	150,000	1.35
Exercised	—	—
Forfeited	(66,667)	3.14
Expired	(11,666)	7.17
Outstanding on September 30, 2019	365,145	$3.19	3.7	$2

_______

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	63,334	$2.86
Granted	128,584	1.39
Vested	(63,334)	2.86
Forfeited	—	—
Non-vested as of September 30, 2019	128,584	$1.39
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	665,127	$3.03
Granted	286,037	1.77
Vested	(265,884)	3.12
Forfeited	(159,789)	2.65
Non-vested as of September 30, 2019	525,491	$2.42
PSUs

PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2020. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019 (at target)	5,000	$3.14
Granted, at target	216,144	1.89
Vested	(5,000)	3.14
Forfeited	(107,498)	2.19
Non-vested as of September 30, 2019 (at target)	108,646	$1.59
Note 7. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $85,000 and $74,000 as of September 30, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $45,000 and $56,000 as of September 30, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2019	2018	2019	2018
Total product warranty reserve at the beginning of the period	$130	$290	$130	$300
Warranty expense to cost of revenue	22	12	34	32
Utilization	(22)	(17)	(34)	(47)
Total product warranty reserve at the end of the period	$130	$285	$130	$285
Note 8. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of September 30, 2019, and March 31, 2019, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended September 30, 2019, and 2018, was $0.3 million and $0.5 million, respectively. The Company's revenue from sales to AKA for the six months ended September 30, 2019, and 2018, was $0.7 million and $1.1 million, respectively. Accounts receivable from AKA was $0.2 million and $0.3 million as of September 30, 2019, and March 31, 2019, respectively. Deferred revenue, which primarily relates to AKA maintenance contracts, was $0.6 million and $0.8 million as of September 30, 2019, and March 31, 2019, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of September 30, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. As of September 30, 2019, and March 31, 2019, the Company has a $697,000 tax receivable associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via tax refunds.
The Company recorded $0 and $7,000 of income tax expense in the three and six months ended September 30, 2019, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $10,000 of income tax expense in both the three and six months ended September 30, 2018, using an effective rate of (0.53)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

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

In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which it is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of its defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties executed a settlement agreement in which some indemnity rights are reserved, and under which payment is due by December 15, 2019. As of September 30, 2019, and March 31, 2019, the combined settlement was unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.

Leases
The Company currently occupies office space under operating leases, with various expiration dates through September 30, 2020. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. For further details, refer to Note 2. Leases.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of September 30, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$21,464	$21,464	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$25,645	$25,645	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 12. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were no shares repurchased under the 2017 authorization during the six months ended September 30, 2019. During the six months ended September 30, 2018, 145,917 shares were repurchased under the 2017 authorization, at a weighted average purchase price of $2.84 per share. As of September 30, 2019, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the six months ended September 30, 2019 and September 30, 2018, the Company repurchased 90,557 and 58,993 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.09 and $3.24 per share, respectively.
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
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). Under the terms of the Agreement, the Company agreed to pay an up-front payment of $1.0 million in connection with the execution of the agreement. The Company will pay an additional $1.0 million, which is presented in Accounts Payable on the Condensed Consolidated Balance Sheet as of September 30, 2019, upon the achievement of a certain milestone, as well as royalties on future sales. In addition to the product licensing rights, the initial $1.0 million up-front payment includes training. The newly acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations during the three and six months ended September 30, 2019.
The Agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable. Westell had not recorded this liability and related product licensing rights on the Condensed Consolidated Balance Sheet as of September 30, 2019 as recognition is contingent upon the future development of the product.
Acquisition-related Intangible Assets
During the quarter ended September 30, 2019, the Company determined there were indications of impairment on the ISM intangible assets primarily due to a significant decline in revenue. The decrease in revenue in the three months ended September 30, 2019, primarily was due to decreased sales of remote units driven by a slowdown in demand from two existing customers. The Company performed the recoverability test described above and concluded the carrying amount was recoverable. There was no intangible asset impairment during the six months ended September 30, 2019, or the six months ended September 30, 2018.
Note 14. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	September 30, 2019		March 31, 2019
Accrued compensation	$824		$656
Accrued contractual obligation	1,445		1,445
Current operating lease liability	641		—
Other accrued expenses	1,252	(1)	1,466	(1)
Total accrued expenses	$4,162	(1)	$3,567	(1)
_______
(1) Includes a $0.3 million accrual for loss contingencies related to discontinued operations. See Note 10.

Note 15. Land, Property, and Equipment

Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the six months ended September 30, 2019, or September 30, 2018.

The components of fixed assets are as follows:

(in thousands)	September 30, 2019	March 31, 2019
Land	$672	$672
Machinery and equipment	1,347	1,372
Office, computer and research equipment	5,284	5,267
Leasehold improvements	804	798
Land, property and equipment, gross	8,107	8,109
Less accumulated depreciation and amortization	(7,011)	(6,811)
Land, property and equipment, net	$1,096	$1,298

Note 16. Subsequent Event
On October 18, 2019, the Company approved a plan to restructure its business, including a reduction of headcount that spanned locations, functions, and segments. The restructuring was substantially completed on October 18, 2019. The restructuring is part of a plan to reduce ongoing expenses and focus the business on three areas for new product growth: in-building wireless, fiber deployment, and remote monitoring. The Company expects to incur charges totaling approximately $0.2 million for the estimated cash payments related to employee separation benefits. Substantially all of the $0.2 million of estimated cash payments related to this matter are expected to occur by December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Chief Executive Officer
On August 22, 2019, the Company announced that the Board of Directors had appointed Timothy L. Duitsman as President and Chief Executive Officer effective September 1, 2019.

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
The Company’s three reportable segments are as follows:
In-Building Wireless (IBW) Segment
The IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor wireless network. For commercial service, solutions include distributed antenna systems (DAS) conditioners and digital repeaters. For the public safety market, solutions include half-watt and two-watt Class B repeaters, our Class A repeater product suite and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the commercial and public safety markets.
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
Communications Network Solutions (CNS) Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use.  The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity panels, fiber access products and T1 network interface units (NIUs).
Customers
The Company’s customer base includes communications service providers, systems integrators, neutral-host operators, and distributors. Due to stringent customer quality specifications and regulated environments in which many customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and are subject to change for a variety of reasons, including cost and competitive factors.
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

Other Matters
The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the "2019 Plan") was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaces the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the "2015 Plan"). The 2019 Plan includes a total of 1,000,000 shares of Class A Common Stock ("Shares") plus the number of Shares reserved for issuance under the 2015 Plan that have not been granted or reserved for issuance under an outstanding award that may be issued under the 2019 Omnibus Plan. If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2019 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
On October 18, 2019, the Company approved a plan to restructure its business, including a reduction of headcount that spanned locations, functions, and segments. The restructuring was substantially completed on October 18, 2019. The restructuring is part of a plan to reduce ongoing expenses and focus the business on three areas for new product growth: in-building wireless, fiber deployment, and remote monitoring. The Company expects to incur charges totaling approximately $0.2 million for the estimated cash payments related to employee separation benefits. Substantially all of the $0.2 million of estimated cash payments related to this matter are expected to occur by December 31, 2019. The Company expects efficiencies and annual cost savings in excess of $1.7 million as a result of the restructuring.
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2019, and 2018, by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
IBW	$2,618	$3,646	$(1,028)	$5,541	$7,203	$(1,662)
ISM	2,646	2,646	—	5,741	8,390	(2,649)
CNS	2,305	3,814	(1,509)	5,289	7,550	(2,261)
Consolidated revenue	$7,569	$10,106	$(2,537)	$16,571	$23,143	$(6,572)
IBW revenue was $2.6 million and $5.5 million in the three and six months ended September 30, 2019, compared to $3.6 million and $7.2 million in the same periods in the prior year. The decrease in revenue in both periods ended September 30, 2019, was primarily due to lower sales of repeaters and DAS conditioners, partly offset by increased ancillary and public safety product revenues. Sales of DAS conditioners have decreased due to network architecture shifts to alternative, non-DAS solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. We expect the commercial repeater market to decline further as customers continue to shift to other forms of commercial in-building coverage such as small cells. We also expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.
ISM revenue was $2.6 million and $5.7 million in the three and six months ended September 30, 2019, compared to $2.6 million and $8.4 million in the same periods in the prior year. The decrease in revenue in the six months ended September 30, 2019, primarily was due to decreased sales of remote units and lower software revenue. The decreased sales of remote units was driven by a slowdown in demand from two existing customers for additional remote site monitoring. The lower software revenue was due to large orders for Optima licenses from two existing customers in the quarter ended June 30, 2018. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $2.3 million and $5.3 million in the three and six months ended September 30, 2019, compared to $3.8 million and $7.6 million in the same periods in the prior year. The decrease in revenue in both periods ended September 30, 2019, was due to lower sales across each of the legacy product lines offset by a small increase in sales from our new fiber access product line which was introduced during last fiscal year. We expect fiber access revenue to grow as we develop a wider range of product offerings in the market. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are old technology in declining use.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2019	2018	Change	2019	2018	Change
IBW	15.8%	46.4%	(30.6)%	25.0%	46.6%	(21.6)%
ISM	39.4%	53.7%	(14.3)%	45.7%	52.1%	(6.4)%
CNS	5.4%	28.3%	(22.9)%	15.5%	31.8%	(16.3)%
Consolidated gross margin	20.9%	41.5%	(20.6)%	29.1%	43.8%	(14.7)%

The consolidated gross margin decreased in the three and six months ended September 30, 2019, compared to the same period in the prior year. The decrease was primarily due to higher to costs associated with excess and obsolete inventory and the lower revenue against fixed costs. The Company recorded provisions for excess and obsolete inventory with charges of $1.3 million and $2.0 million in the three and six months ended September 30, 2019, compared to negligible excess and obsolete inventory charges in the three and six months ended September 30, 2018. The increase in inventory charges in fiscal year 2020 was a result of technology shifts and changing customer plans which lowered the sales outlook for certain legacy products. Going forward, we do not expect inventory charges to continue at the recent levels. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
IBW	$403	$867	$(464)	$802	$1,389	$(587)
ISM	619	558	61	1,320	1,127	193
CNS	427	418	9	883	759	124
Consolidated research and development expense	$1,449	$1,843	$(394)	$3,005	$3,275	$(270)
Research and development expenses decreased by $0.4 million and $0.3 million in the three and six months ended September 30, 2019, respectively, compared to the same periods in the prior year. The decreases were due to additional expenses for new product developments in fiscal year 2019 within the IBW segment that were not repeated in fiscal year 2020. The Company expects the research and development expenses to decrease further as a result of the October 2019 restructuring.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated sales and marketing expense	$2,259	$1,876	$383	$4,591	$4,013	$578
Sales and marketing expense increased $0.4 million and $0.6 million in the three and six months ended September 30, 2019, compared to same periods in the prior fiscal year. These increases were largely attributable to increased salary and consulting expense associated with sales and marketing activities across all three business segments. The Company expects the sales and marketing expenses to decrease as a result of the October 2019 restructuring.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated general and administrative expense	$1,249	$1,400	$(151)	$2,613	$2,934	$(321)
Consolidated general and administrative expense decreased $0.2 million and $0.3 million in the three and six months ended September 30, 2019, compared to the same periods in the prior fiscal year. These decreases were largely attributable to a lower expense structure as a part of the Company's prior cost reduction efforts. The Company expects the general and administrative expense to further decrease as a result of the October 2019 restructuring.
Intangible amortization
Acquisition-related amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated intangible amortization	$308	$832	$(524)	$616	$1,822	$(1,206)

Amortization in the three and six months ended September 30, 2019, and September 30, 2018, were non-cash expenses related to intangible assets established through prior acquisitions. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decrease of $0.5 million and $1.2 million in three and six months ended September 30, 2019, compared to the same periods in the prior fiscal year, resulted primarily from product and customer-related intangibles from the IBW segment becoming fully impaired during the fourth quarter of fiscal 2019. All fiscal year 2020 amortization in the table above relates to the ISM segment.

Product Licensing Rights

On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). Under the terms of the Agreement, the Company agreed to pay an up-front payment of $1.0 million in connection with the execution of the agreement. The Company will pay an additional $1.0 million upon the achievement of a certain milestone, as well as royalties on future sales. The newly acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations during the three and six months ended September 30, 2019.

The Agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable. Westell had not recorded this liability and related product licensing rights on the Condensed Consolidated Balance Sheet as of September 30, 2019 as recognition is contingent upon the future development of the product.

Other income, net

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated other income (expense)	$125	$165	$(40)	$289	$284	$5

Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The decrease during the three months ended September 30, 2019, compared to the prior fiscal year, was primarily due to decreased cash balances offset in part by increased interest rates on investments.
Income tax expense
As of September 30, 2019, and March 31, 2019, the Company has $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via tax refunds.
The Company recorded $0 and $7,000 of income tax expense in the three and six months ended September 30, 2019, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $10,000 of income tax expense in the three and six months ended September 30, 2018, using an effective income tax rate of (0.53)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Net income (loss)
Net loss was $3.6 million and $5.7 million in the three and six months ended September 30, 2019, respectively. Net loss was $1.7 million and $1.8 million in the three and six months ended September 30, 2018, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At September 30, 2019, the Company had $21.7 million in cash and cash equivalents consisting of bank deposits, prime money market funds, and additional money market funds that invest only in government securities.
Cash Flows

The significant changes in cash flows were as follows:

	Six months ended September 30,
(in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$(1,544)	$1,488
Investing activities	(2,009)	2,626
Financing activities	(189)	(605)
Effect of exchange rate on changes on cash	1	(1)
Net increase (decrease) in cash and cash equivalents	$(3,741)	$3,508
Net cash used by operating activities was $1.5 million in the six months ended September 30, 2019, compared to $1.5 million provided in the same period of the prior year. The change resulted primarily from the increased net loss in the current period adjusted for non-cash items and an increase in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities was $2.0 million in the six months ended September 30, 2019, compared to $2.6 million provided in the same period of the prior year. The change was primarily due to the conversion of all short-term investments into cash equivalents during fiscal year 2019. Also, during the quarter ended September 30, 2019, the Company invested in a new product licensing rights intangible asset, which is fully reflected in investing activities, and made a partial payment. The remaining $1.0 million that is due is recorded in Accounts Payable as of September 30, 2019. The license agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable.
Net cash used by financing activities was $0.2 million in the six months ended September 30, 2019, compared to $0.6 million used in the same period of the prior year. The decreased use of cash was due primarily from the decreased purchases of treasury stock.
As of September 30, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. Also, as of September 30, 2019, the Company had a $2.2 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, other than as described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which it is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of its defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties executed a settlement agreement in which some indemnity rights are reserved, and under which payment is due by December 15, 2019. As of September 30, 2019, and March 31, 2019, the combined settlement was unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore any future expense would be presented as discontinued operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 2019	3,755	$1.8300	—	$680,957
August 2019	3,500	1.4600	—	680,957
September 2019	2,366	1.4300	—	680,957
Total	9,621	$1.5970	—	$680,957

(a)
In the three months ended September 30, 2019, the Company repurchased 9,621 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.60 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of September 30, 2019.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Offer letter for Timothy Duitsman, dated August 18, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2019)

Exhibit 10.2	General Release Agreement with Alfred S. (Stephen) John, dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 22, 2019)

Exhibit 10.3	Severance Agreement for Jeniffer Jaynes, dated February 12, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2019)

Exhibit 10.4
Westell Technologies, Inc. 2019 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, filed on July 26, 2019)

Exhibit 10.5	Form of Restricted Stock Unit Award Agreement for award granted to Jeniffer Jaynes on August 26, 2019

Exhibit 10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Timothy Duitsman on September 1, 2019

Exhibit 10.7	Form of Non-Qualified Stock Option Award under the 2019 Omnibus Incentive Compensation Plan

Exhibit 10.8	Form of Non-Employee Director Restricted Stock Award under the 2019 Omnibus Incentive Compensation Plan

Exhibit 10.9	Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Compensation Plan

Exhibit 10.10	Form of Performance Share Award under the 2015 Omnibus Incentive Compensation Plan

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 14, 2019	By:	/s/ Timothy L. Duitsman
Timothy L. Duitsman
Chief Executive Officer

		By:	/s/ Jeniffer L. Jaynes
Jeniffer L. Jaynes
Interim Chief Financial Officer