Form 10-Q
period 2019-12-31
WESTELL TECHNOLOGIES INC
filed 2020-02-07
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 24, 2020:
Class A Common Stock, $0.01 Par Value – 12,222,806 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,990	$25,457
Accounts receivable (net of allowance of $100 at December 31, 2019, and March 31, 2019)	4,933	6,865
Inventories	7,622	9,801
Prepaid expenses and other current assets	1,703	1,706
Total current assets	36,248	43,829
Land, property and equipment, gross	8,146	8,109
Less accumulated depreciation and amortization	(7,073)	(6,811)
Land, property and equipment, net	1,073	1,298
Intangible assets, net	4,141	3,278
Right-of-use assets on operating leases, net	810	—
Other non-current assets	257	492
Total assets	$42,529	$48,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,821	$2,313
Accrued expenses	3,422	3,567
Deferred revenue	1,314	1,217
Total current liabilities	7,557	7,097
Deferred revenue non-current	268	444
Other non-current liabilities	379	176
Total liabilities	8,204	7,717
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,222,806 and 11,909,979 shares at December 31, 2019, and March 31, 2019, respectively	122	119
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at December 31, 2019, and March 31, 2019	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,453	418,859
Treasury stock at cost – 5,214,597 and 5,122,414 shares at December 31, 2019, and March 31, 2019, respectively	(37,325)	(37,135)
Accumulated deficit	(347,960)	(340,698)
Total stockholders’ equity	34,325	41,180
Total liabilities and stockholders’ equity	$42,529	$48,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue	$7,159	$10,722	$23,730	$33,865
Cost of revenue	4,379	6,132	16,125	19,147
Gross profit	2,780	4,590	7,605	14,718
Operating expenses
Research and development	1,222	1,736	4,227	5,011
Sales and marketing	1,556	1,999	6,147	6,012
General and administrative	1,093	1,738	3,706	4,672
Intangible amortization	308	830	924	2,652
Restructuring	234	—	234	—
Total operating expenses	4,413	6,303	15,238	18,347
Operating profit (loss)	(1,633)	(1,713)	(7,633)	(3,629)
Other income, net	109	158	398	442
Income (loss) before income taxes	(1,524)	(1,555)	(7,235)	(3,187)
Income tax benefit (expense)	(20)	(1)	(27)	(11)
Net income (loss) from continuing operations	(1,544)	(1,556)	(7,262)	(3,198)
Discontinued Operations:
Income from discontinued operations, net of tax (1)	—	—	—	(138)
Net income (loss) (2)	$(1,544)	$(1,556)	$(7,262)	$(3,336)
Net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.10)	$(0.10)	$(0.47)	$(0.21)
Basic net income (loss) from discontinued operations	—	—	—	(0.01)
Basic	$(0.10)	$(0.10)	$(0.47)	$(0.21)	(3)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.10)	$(0.10)	$(0.47)	$(0.21)
Diluted net income (loss) from discontinued operations	—	—	—	(0.01)
Diluted	$(0.10)	$(0.10)	$(0.47)	$(0.21)	(3)
Weighted-average number of common shares outstanding:
Basic	15,575	15,524	15,514	15,576
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (4)	—	—	—	—
Diluted	15,575	15,524	15,514	15,576

_______

(1) See Note 1 for additional information regarding discontinued operations.
(2) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(3) Per share amounts may not sum to totals due to rounding.
(4) The Company had 1.0 million and 0.9 million shares represented by common stock equivalents for the three and nine months ended December 31, 2019, respectively, and 1.1 million and 1.0 million for the three and nine months ended December 31, 2018, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	121	35	419,100	(37,307)	(342,855)	39,094
Net income (loss)	—	—	—	—	(3,561)	(3,561)
Common stock issued	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	201	—	—	201
Balance, September 30, 2019	122	35	419,301	(37,323)	(346,416)	35,719
Net income (loss)	—	—	—	—	(1,544)	(1,544)
Common stock issued	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	152	—	—	152
Balance, December 31, 2019	$122	$35	$419,453	$(37,325)	$(347,960)	$34,325

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
Cumulative effect adjustment ASC 606 adoption	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(39)	(39)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(404)	—	(405)
Stock-based compensation	—	—	291	—	—	291
Balance, June 30, 2018	122	35	417,980	(36,311)	(329,355)	52,471
Net income (loss)	—	—	—	—	(1,741)	(1,741)
Common stock issued	1	—	(1)	—	—	—
Purchase of treasury stock	(1)	—	—	(199)	—	(200)
Stock-based compensation	—	—	295	—	—	295
Balance, September 30, 2018	122	35	418,274	(36,510)	(331,096)	50,825
Net income (loss)	—	—	—	—	(1,556)	(1,556)
Common stock issued	—	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	(431)	—	(433)
Stock-based compensation	—	—	303	—	—	303
Balance, December 31, 2018	$120	$35	$418,577	$(36,941)	$(332,652)	$49,139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2019		2018
Cash flows from operating activities:
Net income (loss)	$(7,262)		$(3,336)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,426		3,092
Stock-based compensation	597		889
Loss (gain) on sale of fixed assets	(11)		1
Restructuring	234		—
Exchange rate loss (gain)	(2)		3
Changes in assets and liabilities:
Accounts receivable	1,934		1,892
Inventories	2,179		(941)
Prepaid expenses and other current assets	3		(353)
Other assets	(575)		11
Deferred revenue	(79)		(1,114)	(1)
Accounts payable and accrued expenses	332		494
Net cash provided by (used in) operating activities	(1,224)		638
Cash flows from investing activities:
Maturities of other short-term investments	—		2,779
Proceeds from sale of fixed assets	11		—
Purchase of product licensing rights	(1,950)	(2)	—
Purchases of property and equipment	(113)		(273)
Net cash provided by (used in) investing activities	(2,052)		2,506
Cash flows from financing activities:
Purchases of treasury stock	(191)		(1,038)
Net cash provided by (used in) financing activities	(191)		(1,038)
Gain (loss) of exchange rate changes on cash	—		(4)
Net increase (decrease) in cash and cash equivalents	(3,467)		2,102
Cash and cash equivalents, beginning of period	25,457		24,963
Cash and cash equivalents, end of period	$21,990		$27,065
_______
(1) Includes the cumulative effect adjustment of the ASC 606 adoption.
(2) During the quarter ended September 30, 2019, the Company made a $950,000 payment for the purchase of product licensing rights. The remaining $1.0 million that is due is recorded in Accounts Payable as of December 31, 2019. The corresponding asset is recorded in intangible assets.

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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2019, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020.
Discontinued Operations

During the quarter ended September 30, 2018, the Company recorded indemnification expense related to probable loss contingencies associated with a major customer contract related to a business which was previously sold and therefore is presented as discontinued operations. On July 24, 2019, the Company signed a settlement agreement related to this matter. The $0.3 million settlement, which was fully covered by the accrual on March 31, 2019, was paid in the quarter ended December 31, 2019. The Condensed Consolidated Statements of Cash Flows include discontinued operations. See Note 11 and Note 15 for additional information.
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
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (ASU 2017-13), which provides additional implementation guidance on ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as right-of-use assets, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for leases with terms greater than one year. The liability is equal to the present value of lease payments while the right-of-use asset is based on the liability, subject to adjustment, such as prepaid lease payments.

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

The Company adopted the lease standard on April 1, 2019, using the modified retrospective method. Under this method, the new guidance applied to existing and new leases on the date of initial application while comparative prior periods are reported in accordance with the Topic 840 guidance effective prior to April 1, 2019, and requiring no retrospective adjustments. Upon adoption, total assets and liabilities increased due to recording the right-of-use assets of $1.3 million and lease liabilities of $1.2 million. Refer to Note 2 for additional disclosures around leases.

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
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (ASU 2019-12). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 may have on the Company's Condensed Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808) (ASU 2018-18). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-18 may have on the Company's Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 will replace the current incurred loss approach with a new expected credit loss impairment model for trade receivables, loans, and other financial instruments. Under the new model, the estimate of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of ASU 2016-13 on the Company's Condensed Consolidated Financial Statements.
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

Future minimum lease payments as of December 31, 2019, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2020 (1)	$184
2021	420
2022	67
2023	69
2024	70
Thereafter	66
Total lease payments	876
Less: imputed interest	(46)
Total operating lease liabilities	$830
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
As of December 31, 2019, the weighted-average remaining lease term was 2.5 years and the weighted-average discount rate was 4.3%.

The Company is currently evaluating renewal and replacement lease options for the corporate headquarters in Aurora, IL which expires on September 30, 2020.

During the second quarter of fiscal year 2019, as a cost savings effort, the Company executed a new 63 month lease for the Dublin, OH design service center rather than executing the two year option to extend the existing lease as previously assumed. The new lease commenced on December 1, 2019 and has a reduced footprint which is more suitable to our current operation. The new lease includes a renewal option to extend the initial lease term for an additional three years. The lease also includes a termination option effective the last day of the 39th month of the lease term. The cost to terminate under this option would be approximately $70,000. At this time, the Company does not expect to terminate the lease at the end of the 39th month of the lease term and so the cost to terminate is not included in the ROU asset and lease liability balance.

Our leases in Dublin and Manchester include variable lease payments that are not included in the lease liability balances as they are based on the expenses which can vary during the term of each lease. All rent payments in the Aurora lease are fixed and as such are included in the lease liability balance.

Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Three months ended December 31, 2019	Nine months ended December 31, 2019
Operating lease expense	$202	$610
Variable lease expense (1)	25	88
Total lease expense (2)	$227	$698
_______
(1) Variable lease expense is related to our leased real estate in Ohio and New Hampshire and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the nine months ended December 31, 2019, cash paid for operating leases included in the measurement of lease liabilities was $0.5 million. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the classification of ROU assets and lease liabilities as of December 31, 2019:

(in thousands)	December 31, 2019	Balance Sheet Classification
Assets:
ROU assets	$810	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	566	Accrued expenses
Non-current operating lease liabilities	264	Other non-current liabilities
Total lease liabilities	$830
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

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(In thousands)	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue:
Products	$5,842	$9,400	$19,974	$30,230
Software	92	408	272	982
Services	1,225	914	3,484	2,653
Total revenue	$7,159	$10,722	$23,730	$33,865

The following is the expected future revenue recognition timing of deferred revenue as of December 31, 2019:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	$1,314	$145	$123

During the nine months ended December 31, 2019, and December 31, 2018, the Company recognized $1.1 million and $1.6 million of revenue, respectively, related to contract liabilities at the beginning of the periods.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million and $0.2 million at December 31, 2019, and March 31, 2019, respectively.
Note 4. Restructuring Charges

In the three and nine months ended December 31, 2019, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments. The Company did not record any restructuring expense in the nine months ended December 31, 2018.

Total liability for restructuring charges and their utilization for the three and nine months ended December 31, 2019, are summarized as follows:

	Three months ended December 31, 2019			Nine months ended December 31, 2019
(in thousands)	Employee related	Other costs	Total	Employee related	Other costs	Total
Liability at beginning of period	$—	$—	$—	$—	$—	$—
Charged	234	—	234	234	—	234
Paid	(227)	—	(227)	(227)	—	(227)
Liability at end of period	$7	$—	$7	$7	$—	$7
Note 5. Interim Segment Information
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

Segment information for the three and nine months ended December 31, 2019, and 2018, is set forth below:

	Three months ended December 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,466	$2,456	$2,237	$7,159
Cost of revenue	1,657	991	1,731	4,379
Gross profit	809	1,465	506	2,780
Gross margin	32.8%	59.6%	22.6%	38.8%
Research and development	470	505	247	1,222
Segment profit	$339	$960	$259	1,558
Operating expenses:
Sales and marketing				1,556
General and administrative				1,093
Intangible amortization				308
Restructuring				234
Operating profit (loss)				(1,633)
Other income, net				109
Income tax benefit (expense)				(20)
Net income (loss) from continuing operations				$(1,544)

	Three months ended December 31, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,794	$5,116	$2,812	$10,722
Cost of revenue	1,725	2,217	2,190	6,132
Gross profit	1,069	2,899	622	4,590
Gross margin	38.3%	56.7%	22.1%	42.8%
Research and development	682	570	484	1,736
Segment profit	$387	$2,329	$138	2,854
Operating expenses:
Sales and marketing				1,999
General and administrative				1,738
Intangible amortization				830
Operating profit (loss)				(1,713)
Other income, net				158
Income tax benefit (expense)				(1)
Net income (loss) from continuing operations				$(1,556)

	Nine months ended December 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$8,007	$8,197	$7,526	$23,730
Cost of revenue	5,813	4,111	6,201	16,125
Gross profit	2,194	4,086	1,325	7,605
Gross margin	27.4%	49.8%	17.6%	32.0%
Research and development	1,272	1,825	1,130	4,227
Segment profit	$922	$2,261	$195	3,378
Operating expenses:
Sales and marketing				6,147
General and administrative				3,706
Intangible amortization				924
Restructuring				234
Operating profit (loss)				(7,633)
Other income, net				398
Income tax benefit (expense)				(27)
Net income (loss) from continuing operations				$(7,262)

	Nine months ended December 31, 2018
(in thousands)	IBW	ISM	CNS	Total
Revenue	$9,997	$13,506	$10,362	$33,865
Cost of revenue	5,574	6,237	7,336	19,147
Gross profit	4,423	7,269	3,026	14,718
Gross margin	44.2%	53.8%	29.2%	43.5%
Research and development	2,071	1,697	1,243	5,011
Segment profit (loss)	$2,352	$5,572	$1,783	9,707
Operating expenses:
Sales and marketing				6,012
General and administrative				4,672
Intangible amortization				2,652
Operating profit (loss)				(3,629)
Other income, net				442
Income tax benefit (expense)				(11)
Net income (loss) from continuing operations				$(3,198)

Segment asset information is not reported to or used by the CODM.
Note 6. Inventories
Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. The components of net inventories are as follows:

(in thousands)	December 31, 2019	March 31, 2019
Raw materials	$2,263	$3,445
Finished goods	5,359	6,356
Total inventories	$7,622	$9,801

The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The Company recorded provision for excess and obsolete inventory with a charge of $2.0 million in the nine months ended December 31, 2019. The charges for the provision for excess and obsolete inventory for the three months ended December 31, 2019, and three and nine months ended December 31, 2018, were negligible. These costs are presented in Cost of revenue on the Condensed Consolidated Statements of Operations. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
Note 7. Stock-Based Compensation

The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaced the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the 2015 Plan). The 2019 Plan includes a total of 1,000,000 shares of Class A Common Stock (Shares) plus the number of Shares reserved for issuance under the 2015 Plan that have not been granted or reserved for issuance under an outstanding award that may be issued under the 2019 Omnibus Plan. If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2019 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and nine months ended December 31, 2019, and 2018:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$152	$303	$597	$889
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$152	$303	$597	$889
Stock Options
Stock option activity for the nine months ended December 31, 2019, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2019	293,478	$4.28	4.4	$—
Granted	150,000	1.35
Exercised	—	—
Forfeited	(66,667)	3.14
Expired	(145,624)	5.39
Outstanding on December 31, 2019	231,187	$2.01	5.4	$—

_______

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	63,334	$2.86
Granted	128,584	1.39
Vested	(63,334)	2.86
Forfeited	—	—
Non-vested as of December 31, 2019	128,584	$1.39
RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	665,127	$3.03
Granted	301,037	1.73
Vested	(271,426)	3.10
Forfeited	(239,879)	2.69
Non-vested as of December 31, 2019	454,859	$2.31
PSUs

PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2020. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019 (at target)	5,000	$3.14
Granted, at target	216,144	1.89
Vested	(5,000)	3.14
Forfeited	(127,498)	2.07
Non-vested as of December 31, 2019 (at target)	88,646	$1.63
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $72,000 and $74,000 as of December 31, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $58,000 and $56,000 as of December 31, 2019, and March 31, 2019, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2019	2018	2019	2018
Total product warranty reserve at the beginning of the period	$130	$285	$130	$300
Warranty expense to cost of revenue	17	12	51	44
Utilization	(17)	(22)	(51)	(69)
Total product warranty reserve at the end of the period	$130	$275	$130	$275
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of December 31, 2019, and March 31, 2019, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended December 31, 2019, and 2018, was $0.3 million and $0.5 million, respectively. The Company's revenue from sales to AKA for the nine months ended December 31, 2019, and 2018, was $1.0 million and $1.6 million, respectively. Accounts receivable from AKA was $0.2 million and $0.3 million as of December 31, 2019, and March 31, 2019, respectively. AKA deferred revenue, which primarily relates to maintenance contracts, was $0.6 million and $0.8 million as of December 31, 2019, and March 31, 2019, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of December 31, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. As of December 31, 2019, and March 31, 2019, respectively, the Company has $348,000 and $697,000 tax receivables associated with a prior AMT credit carryforward. The Company expects to recover the entire amount by 2022 via tax refunds. The decrease in the tax receivable represents a tax refund received during the third quarter.
The Company recorded $20,000 and $27,000 of income tax expense in the three and nine months ended December 31, 2019, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $1,000 and $11,000 of income tax expense in the three and nine months ended December 31, 2018, respectively, using an effective rate of (0.32)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Note 11. Commitments and Contingencies
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

In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which it is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of its defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties executed a settlement agreement in which some indemnity rights are reserved. The Company paid the settlement amount in the quarter ended December 31, 2019. As of March 31, 2019, the combined settlement was unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore the related expense is presented as discontinued operations.

Leases
The Company currently occupies office space under operating leases, with various expiration dates through February 2025. The terms the Company’s office leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. For further details, refer to Note 2. Leases.
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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$21,644	$21,644	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$25,645	$25,645	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.
Note 13. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the 2017 authorization). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the 2011 authorization). There were no shares repurchased under the 2017 authorization during the nine months ended December 31, 2019. During the nine months ended December 31, 2018, 337,653 shares were repurchased under the 2017 authorization, at a weighted average purchase price of $2.51 per share. As of December 31, 2019, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the nine months ended December 31, 2019 and December 31, 2018, the Company repurchased 92,183 and 59,053 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $2.07 and $3.24 per share, respectively.
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

There was no intangible asset impairment during the nine months ended December 31, 2019, or the nine months ended December 31, 2018.
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). Under the terms of the Agreement, the Company made an up-front payment of $1.0 million during the quarter ended September 30, 2019, in connection with the execution of the agreement. The Company will pay an additional $1.0 million, which is presented in Accounts Payable on the Condensed Consolidated Balance Sheet as of December 31, 2019, upon the achievement of a certain milestone, as well as royalties on future sales. In addition to the product licensing rights, the initial $1.0 million up-front payment includes training. The newly acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2019.
The Agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable. Westell had not recorded this liability and related product licensing rights on the Condensed Consolidated Balance Sheet as of December 31, 2019 as recognition is contingent upon the future development of the product.

Acquisition-related Intangible Assets
During the quarter ended September 30, 2019, the Company determined there were indications of impairment on the ISM intangible assets primarily due to a significant decline in revenue. The decrease in revenue in the three months ended September 30, 2019, primarily was due to decreased sales of remote units driven by a slowdown in demand from two existing customers. The Company performed the recoverability test described above and concluded the carrying amount was recoverable. The Company concluded it was not necessary to perform a recoverability test during the quarter ended December 31, 2019.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	December 31, 2019	March 31, 2019
Accrued compensation	$499	$656
Accrued contractual obligation	1,445	1,445
Current operating lease liability	566	—
Other accrued expenses	912	1,466	(1)
Total accrued expenses	$3,422	$3,567	(1)
_______
(1) Includes a $0.3 million accrual for loss contingencies related to discontinued operations. See Note 11.

Note 16. Land, Property, and Equipment

Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the nine months ended December 31, 2019, or December 31, 2018.
The components of fixed assets are as follows:

(in thousands)	December 31, 2019	March 31, 2019
Land	$672	$672
Machinery and equipment	1,367	1,372
Office, computer and research equipment	5,319	5,267
Leasehold improvements	788	798
Land, property and equipment, gross	8,146	8,109
Less accumulated depreciation and amortization	(7,073)	(6,811)
Land, property and equipment, net	$1,073	$1,298

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
Other Matters
The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the "2019 Plan") was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaced the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the "2015 Plan"). The 2019 Plan includes a total of 1,000,000 shares of Class A Common Stock ("Shares") plus the number of Shares reserved for issuance under the 2015 Plan that have not been granted or reserved for issuance under an outstanding award that may be issued under the 2019 Omnibus Plan. If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any Shares subject to such award shall again be available for the grant of an award under the 2019 Plan. Shares subject to an award shall not again be made available for issuance under the Plan if such Shares are: (a) Shares delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) Shares delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in Shares shall not be counted against the foregoing Share limit.
On October 18, 2019, the Company approved a plan to restructure its business, including a reduction of headcount that spanned locations, functions, and segments. The restructuring was substantially completed on October 18, 2019. The restructuring is part of a plan to reduce ongoing expenses and focus the business on three areas for new product growth: in-building wireless, fiber deployment, and remote monitoring. The Company incurred charges totaling $0.2 million for the estimated cash payments related to employee separation benefits. Substantially all of the cash payments related to this matter were completed by December 31,

2019. The Company is still on track for expected efficiencies and annual cost savings in excess of $1.7 million as a result of the restructuring.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2019, and 2018, by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
IBW	$2,466	$2,794	$(328)	$8,007	$9,997	$(1,990)
ISM	2,456	5,116	(2,660)	8,197	13,506	(5,309)
CNS	2,237	2,812	(575)	7,526	10,362	(2,836)
Consolidated revenue	$7,159	$10,722	$(3,563)	$23,730	$33,865	$(10,135)
IBW revenue was $2.5 million and $8.0 million in the three and nine months ended December 31, 2019, respectively, compared to $2.8 million and $10.0 million in the same respective periods in the prior year. The decrease in revenue in both periods ended December 31, 2019, was primarily due to lower sales of repeaters and DAS conditioners, partly offset by increased ancillary and public safety product revenues. Sales of DAS conditioners have decreased due to network architecture shifts to alternative, non-DAS solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner. We expect the commercial repeater market to decline further as customers continue to shift to other forms of commercial in-building coverage, such as small cells. We also expect the market for public safety repeaters to continue to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.
ISM revenue was $2.5 million and $8.2 million in the three and nine months ended December 31, 2019, respectively, compared to $5.1 million and $13.5 million in the same respective periods in the prior year. The decrease in revenue in the three and nine months ended December 31, 2019, primarily was due to decreased sales of remote units and lower software revenue. The decreased sales of remote units was driven by a slowdown in demand from two existing customers for additional remote site monitoring. The lower software revenue was due to large orders for Optima licenses from two existing customers in the quarter ended June 30, 2018. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
CNS revenue was $2.2 million and $7.5 million in the three and nine months ended December 31, 2019, respectively, compared to $2.8 million and $10.4 million in the same respective periods in the prior year. The decrease in revenue in both periods ended December 31, 2019, was due to lower sales across each of the legacy product lines offset by a small increase in sales from our new fiber access product line which was introduced during last fiscal year. We expect fiber access revenue to grow as we develop a wider range of product offerings in the market. We expect sales of integrated cabinets, which are heavily project-based, to remain uneven, while sales of power distribution products and copper/fiber connectivity panels are expected to remain steady. We expect T1 NIUs and TMA revenue to continue to decrease over time as these products are old technology in declining use.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2019	2018	Change	2019	2018	Change
IBW	32.8%	38.3%	(5.5)%	27.4%	44.2%	(16.8)%
ISM	59.6%	56.7%	2.9%	49.8%	53.8%	(4.0)%
CNS	22.6%	22.1%	0.5%	17.6%	29.2%	(11.6)%
Consolidated gross margin	38.8%	42.8%	(4.0)%	32.0%	43.5%	(11.5)%

The consolidated gross margin decreased in the three and nine months ended December 31, 2019, compared to the same periods in the prior year. The decrease in the three month period was primarily due to product mix, as sales came from lower margin products along with lower revenue against fixed costs. The decrease in the nine month period was primarily due to higher costs associated with excess and obsolete inventory and the lower revenue against fixed costs. The Company recorded provision for excess and obsolete inventory with a charge of $2.0 million in the nine months ended December 31, 2019. The charges for the provision for excess and obsolete inventory for the three months ended December 31, 2019, and three and nine months ended December 31, 2018, were negligible. The increase in inventory charges in fiscal year 2020 was a result of technology shifts and changing customer plans which lowered the sales outlook for certain legacy products. Going forward, we do not expect excess and obsolete inventory charges to continue at the recent levels. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
IBW	$470	$682	$(212)	$1,272	$2,071	$(799)
ISM	505	570	(65)	1,825	1,697	128
CNS	247	484	(237)	1,130	1,243	(113)
Consolidated research and development expense	$1,222	$1,736	$(514)	$4,227	$5,011	$(784)
Research and development expenses decreased by $0.5 million and $0.8 million in the three and nine months ended December 31, 2019, respectively, compared to the same periods in the prior year. The decreases were due primarily to additional expenses for new product developments in fiscal year 2019 within the IBW segment that were not repeated in fiscal year 2020. The decreases can also be attributed to decreased salary and compensation expenses in the fiscal 2020 periods.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated sales and marketing expense	$1,556	$1,999	$(443)	$6,147	$6,012	$135
Sales and marketing expense decreased $0.4 million and increased $0.1 million in the three and nine months ended December 31, 2019, respectively, compared to same periods in the prior fiscal year. The decrease in the three month period was due primarily to a decrease in salary and compensation expenses. The increase in the nine month period was due to increased consulting and professional services that occurred earlier in fiscal 2020.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated general and administrative expense	$1,093	$1,738	$(645)	$3,706	$4,672	$(966)
Consolidated general and administrative expense decreased $0.6 million and $1.0 million in the three and nine months ended December 31, 2019, respectively, compared to the same periods in the prior fiscal year. These decreases were largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts.
Intangible amortization
Acquisition-related amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated intangible amortization	$308	$830	$(522)	$924	$2,652	$(1,728)

Amortization in the three and nine months ended December 31, 2019, and December 31, 2018, were non-cash expenses related to intangible assets established through prior acquisitions. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decrease of $0.5 million and $1.7 million in three and nine months ended December 31, 2019, compared to the same periods in the prior fiscal year, resulted primarily from product and customer-related intangibles from the IBW segment becoming fully impaired during the fourth quarter of fiscal 2019. All fiscal year 2020 amortization in the table above relates to the ISM segment.

Product Licensing Rights

On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). Under the terms of the Agreement, the Company agreed to pay an up-front payment of $1.0 million during the quarter ended September 30, 2019, in connection with the execution of the agreement. The Company will pay an additional $1.0 million upon the achievement of a certain milestone, as well as royalties on future sales. The newly acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2019.

The Agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable. Westell had not recorded this liability and related product licensing rights on the Condensed Consolidated Balance Sheet as of December 31, 2019 as recognition is contingent upon the future development of the product.

Other income, net

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Consolidated other income (expense)	$109	$158	$(49)	$398	$442	$(44)

Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The decrease during the three and nine months ended December 31, 2019, compared to the prior fiscal year, was primarily due to decreased cash balances offset in part by increased interest rates on investments.
Income tax expense
As of December 31, 2019, and March 31, 2019, respectively, the Company has $348,000 and $697,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company expects to recover the entire amount by 2022 via tax refunds.
The Company recorded $20,000 and $27,000 of income tax expense in the three and nine months ended December 31, 2019, using an effective income tax rate of (0.10)% plus discrete items. The Company recorded $1,000 and $11,000 of income tax expense in the three and nine months ended December 31, 2018, respectively, using an effective income tax rate of (0.32)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net loss was $1.5 million and $7.3 million in the three and nine months ended December 31, 2019, respectively. Net loss was $1.6 million and $3.3 million in the three and nine months ended December 31, 2018, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
At December 31, 2019, the Company had $22.0 million in cash and cash equivalents consisting of bank deposits, prime money market funds, and additional money market funds that invest only in government securities.

Cash Flows

The significant changes in cash flows were as follows:

	Nine months ended December 31,
(in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$(1,224)	$638
Investing activities	(2,052)	2,506
Financing activities	(191)	(1,038)
Effect of exchange rate on changes on cash	—	(4)
Net increase (decrease) in cash and cash equivalents	$(3,467)	$2,102
Net cash used by operating activities was $1.2 million in the nine months ended December 31, 2019, compared to $0.6 million provided in the same period of the prior year. The change resulted primarily from the increased net loss in the current period adjusted for non-cash items and an increase in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities was $2.1 million in the nine months ended December 31, 2019, compared to $2.5 million provided in the same period of the prior year. The change was primarily due to the conversion of all short-term investments into cash equivalents during fiscal year 2019. Also, during the quarter ended September 30, 2019, the Company invested in a new product licensing rights intangible asset, which is fully reflected in investing activities, and made a partial payment. The remaining $1.0 million payment that is due is recorded in Accounts Payable as of December 31, 2019. The license agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable.
Net cash used by financing activities was $0.2 million in the nine months ended December 31, 2019, compared to $1.0 million used in the same period of the prior year. The decreased use of cash was due from decreased purchases of treasury stock.
As of December 31, 2019, the Company had net deferred tax assets of approximately $39.0 million before a valuation allowance of $39.0 million. Also, as of December 31, 2019, the Company had a $2.2 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, other than as described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which it is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. For the summary judgment case, the customer provided an initial allocation of its defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million. The parties executed a settlement agreement in which some indemnity rights are reserved. The Company paid the settlement amount in the quarter ended December 31, 2019. As of March 31, 2019, the combined settlement was unpaid and accrued on the Condensed Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore the related expense is presented as discontinued operations.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2019, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2019, except as follow:

Our business is subject to the risks of international operations.

We are dependent on our independent offshore manufacturing partners in Asia to manufacture, assemble and test our products. Although there typically is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue and/or incur contractual penalties. Our reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics, such as the coronavirus, or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our CMs are generally expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.We aim to derive an increased portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, such as economic, political, and other risks and uncertainties, including, but not limited to, regional or country specific economic downturns, changes in tariffs and tax laws, fluctuations in currency exchange rates, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability, significant natural disasters and other events or factors impacting local infrastructure. Requirements for international expansion may increase our operating expenses or working capital needs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 2019	—	$—	—	$680,957
November 2019	—	—	—	680,957
December 2019	1,626	0.8750	—	680,957
Total	1,626	$0.8750	—	$680,957

(a)
In the three months ended December 31, 2019, the Company repurchased 1,626 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, restricted stock units and performance-based restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $0.88 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of December 31, 2019.

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

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 7, 2020	By:	/s/ Timothy L. Duitsman
Timothy L. Duitsman
Chief Executive Officer

		By:	/s/ Jeniffer L. Jaynes
Jeniffer L. Jaynes
Interim Chief Financial Officer