Form 10-K
period 2020-03-31
WESTELL TECHNOLOGIES INC
filed 2020-06-18
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2019 (based upon an estimate that 85% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the NASDAQ Global Select Market on that date) was approximately $14 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 18, 2020, 12,324,775 shares of the registrant’s Class A Common Stock were outstanding and 3,484,287 shares of the registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Stockholders’ Meeting are incorporated by reference into Part III hereof.

WESTELL TECHNOLOGIES, INC.
2020 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel, the effects and consequences of the COVID-19 pandemic or other pandemics, and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2020, under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, EdgeLinkTM, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
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
Segment Reporting
The Company has three reportable operating segments: In-Building Wireless (“IBW”), Intelligent Site Management (“ISM”), and Communications Network Solutions (“CNS”).
IBW Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For cellular service, solutions include distributed antenna system (“DAS”) conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
ISM Segment
ISM segment solutions include a suite of remote units, which provide machine-to-machine (“M2M”) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
CNS Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, and T1 network interface units (“NIUs”).

Industry Trends and Market Solutions
In-Building Wireless (“IBW”)
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
In addition to the increased use of mobile devices indoors, demand is also increasing for in-building wireless coverage for the public safety sector. First responders, such as firefighters, police and other law enforcement officers, and emergency medical service (“EMS”) personnel, are also in need of more modern high-bandwidth mobile communication capabilities beyond the traditional two-way land mobile radios (“LMRs”). Local municipalities with jurisdiction to define in-building public safety coverage are increasingly requiring public safety mobile communication coverage in buildings. Additionally, at the federal level, the First Responder Network Authority (“FirstNet”) radio spectrum was awarded to AT&T to build-out the first nationwide broadband public safety network, which can carry high-speed data, location information, images, etc.
Our IBW solutions include:
•DAS Conditioners (Cellular Market) - These units attenuate the high-powered radio frequency (“RF”) source from base transceiver system (“BTS”) to lower-powered RF required for the DAS. We offer both passive and active DAS conditioners, both of which can accommodate the majority of North American wireless service provider's frequency bands, with numerous port configuration options. Our active DAS conditioner, the Universal DAS Interface Unit (“UDIT”), is also a remotely manageable, high density, space saving unit with additional advanced features like spectrum analysis and tone generators to help test and analyze RF signal measurement data.
•Repeaters (Cellular Market) - These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal to noise performance necessary to optimize wireless service seamlessly throughout a building or structure.
•Repeaters (Public Safety Market) - These products perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements.
•Battery Backup Units (Public Safety Market) - The NFPA requires up to twenty-four hours of battery backup for public safety equipment, such as repeaters. These units include full battery backup along with remote failure alarms.
•Passive RF System Components and Antennas (Cellular and Public Safety Markets) - We offer a variety of passive system components (couplers, duplexers, splitters, filters, and tappers) for use in both cellular and public safety in-building wireless systems. We also offer a broad line of donor and coverage antennas to support in-building wireless communications.
Intelligent Site Management (“ISM”)
Communication service providers and neutral host operators need to maintain healthy site infrastructure and monitor remote unmanned locations at reduced operating expense, including automating/centralizing routine and preventative maintenance, consolidating alarm collection and reporting, and performing remote diagnostics and dispatch. Additionally, it is expected that the growing need for network densification to manage higher capacity and faster speeds at the edge of communication networks will increase the importance of remote monitoring and network operators will continue to deploy greater intelligence to support visibility and control of edge infrastructure.
Our ISM solutions utilize M2M communication, edge processing, cloud software, and intelligent software which enable operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:

•	Power management - AC and DC power availability and consumption monitoring, battery and fuel monitoring, generator management, hybrid power management and control, and rectifier monitoring.

•	Communications management - microwave, DAS, and small cell management.

•
Environmental management - heating, ventilation, and air conditioning (“HVAC”) monitoring/energy monitoring/control, environmental monitoring, aircraft warning light (“AWL”) management, and streetlamp and small cell pole management.

•	Security management - access management, asset tampering reporting, and surveillance management.

Our ISM solution features the Westell Remote and EdgeLink suite of products, along with Enterprise Optima and Cloud-based VantEdge management systems, which offer a complete view and understanding of site assets remotely (i.e., without a site visit).  This enables the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before outages affecting service occur.
Our solutions reduce network operating expenses; improve network performance and increase quality, reliability, and availability of customer network assets.
Communication Network Solutions (“CNS”)
Building a communications network that can sustain harsh environmental conditions, while providing the required reliability to keep customers happy, can be a challenge, especially while trying to minimize costs. Whether it is an industrial, utility, transportation, or telecommunications network, the connections between devices must effectively, efficiently, and safely carry and process signals throughout the infrastructure (cables, racks, enclosures, power distribution, etc.) while providing remote management capabilities.
Our CNS segment provides a comprehensive range of solutions to connect nearly any outdoor building or facility, including:
•Integrated Cabinets - Includes outdoor cabinets for sheltering and protecting equipment and maintaining proper operating temperature, small enclosures for protecting equipment, and a “one-stop shop” for complete turnkey solutions of customer-specified equipment integrated and installed in the Company’s cabinets.
•Power Distribution Panels - Includes temperature-hardened fuse panels and breaker panels for installation in equipment racks to connect up to bulk power circuits and distribute power to other equipment via individual power feeds.
•Copper/Fiber Network Connectivity Products - A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.
•T1 NIUs - Includes network interface devices with performance monitoring features, line repeaters, and protection panels.
In fiscal year 2020, CNS launched a set of fiber access solutions to address the growing customer needs for higher capacity broadband services and future 5G networks. Service providers and network operators are looking for solutions that efficiently extend fiber to the edge at lower deployment costs. Our fiber access solutions include a suite of specialized modular cassettes, cassette trays and collapsible reeling systems for deployment in central office, outside plant, and customer premise environments.
The Company is also working with customers on rural broadband deployments. These remote locations require temperature-controlled outdoor cabinets and, copper and fiber cable management, and may include remote site monitoring. Westell develops custom weatherproof cabinets for the customer, integrates the components inside the cabinets, and fully tests the assemblies before they ship.
Customers
The Company's principal customers include communications service providers, systems integrators, neutral host operators, and distributors. Service providers include wireless and wireline carriers, cable or multiple systems operators (MSOs), and Internet service providers (“ISPs”).
Customers outside North America (U.S. and Canada), which are primarily located in Australia, Latin America (including Mexico), and South Africa, represented an aggregate total of approximately $2.8 million and $4.1 million of the Company’s revenues in fiscal years 2020 and 2019, respectively, which represents approximately 9.5% and 9.3% of the Company's total revenues in such years.
Sales and Customer Support
We sell our products and solutions through our field sales organization, distributors, and partners. Customer contracts are primarily pricing agreements that detail the commercial terms and conditions, which may include technical specifications, for sales of our products and solutions. These agreements typically do not obligate the customer to a specific volume of purchases over time. The agreements may require the Company to accept returns of products within certain time limits, or indemnify customers against certain liabilities arising out of the use of the Company's products and solutions. If these claims or returns are significant, there could be a material adverse effect on the Company's business and results of operations.
Often, customers require approval of vendor offerings before they deploy products and solutions in their networks. Evaluation can take as little as a few months for products, but often longer for new products, solutions, and technologies. Accordingly, the Company is continually submitting successive generations of its current products and solutions, as well as new offerings, to its customers for approval.

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
Supply Chain
With the exception of power distribution panels, which are manufactured in-house, we outsource manufacturing to both domestic and international contract manufacturers (“CMs”). Some products, such as integrated cabinets, remotes, copper/fiber connectivity, fiber access, and public safety products, undergo final top-level assembly and/or testing at our Aurora, Illinois facility. Within the IBW segment, UDIT and cellular repeaters are fully outsourced, including final top-level assembly and testing, at our largest CM located in Tilton, New Hampshire. Beginning in the fourth quarter of fiscal year 2020, we expanded the number of products that will be assembled by the CM located in Tilton, New Hampshire. These additional products include: full outsource assembly and testing of some IBW segment licensed public safety products as well as assembly of the remote sub-assemblies for the ISM segment, with final assembly and testing of ISM remotes completed by the Company in-house. In fiscal year 2020, our spending at our largest CM by dollar value was $2.5 million.
Reliance on third-party CMs involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, we have direct supplier relationships and contracts for these items, and we may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or delayed or lost business.
A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our own facilities and at the CMs. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new products and solutions that meet market demands and customer needs is a critical component for success. We therefore expect to continue to devote resources to research and development (“R&D”). In fiscal years 2020 and 2019, the Company's R&D expenses were approximately $5.3 million and $6.8 million, respectively. The decrease was due primarily to additional expenses for new product development within the IBW segment in fiscal year 2019 that did not repeat in fiscal year 2020. The decrease was also attributable to a lower expense structure resulting from the Company's overall cost reduction efforts, including the restructuring in the quarter ended December 31, 2019.
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
Our quality systems and product development processes are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. Many current critical processes required for managing the full product life cycle are already in place. Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of products and performance, are routinely reviewed and corrective actions are taken where applicable. We successfully maintain ISO and the TL9000 certifications through annual audits in support of critical customer product offerings. Product realization is accomplished as required in the ISO 9001:2008 and TL9000 standards. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to ensure the best product offerings possible to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s product selection process.
The Company’s products are subject to industry-wide standardization organizations, including Telcordia, the National Fire Protection Association, the Internet Engineering Task Force, the American National Standards Institute (“ANSI”) in the U.S. and the International Telecommunications Union (“ITU”).

Competition
We operate in an intensely competitive marketplace and have no reason to believe that this competitive environment will ease in the future.  Our customers base their purchasing decisions on multiple factors including features, quality, performance, price, total cost of ownership, reliability, responsiveness, incumbency, financial stability, reputation, and customer service.  While competitors vary by market, some of our primary competitors include ADRF, Amphenol, Asentria, Bird Technologies, C Squared, Charles Industries, Clearfield, Cobham, Comba, CommScope, Corning, DPS Telecom, Emerson, Errigal, Galooli, Inala, Invendis, ISCO, JMA, Kaelus, Microlab, Purcell, RF Industries, SOLiD, Telect, and Trimm.  Some of these competitors compete with us across several of our products and solutions, while many are a competitor to a specific product or solution.
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
Employees
As of May 1, 2020, the Company had one part-time employee and 101 full-time employees for a total of 102 employees.
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
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $350.8 million as of March 31, 2020.
We expect to continue to evaluate new product and growth opportunities. As a result, we will continue to invest in research and development and sales and marketing, which could adversely affect our short-term operating results. We cannot provide any certainty that we will be profitable in the future.
Our business operations and financial condition may be materially and adversely affected by the COVID-19 outbreak.
In March 2020, the World Health Organization declared the spread of a new strain of coronavirus (“COVID-19”) a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, federal, state and local authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. As a result, we have and may continue to experience reduced hands-on product demonstrations, face-to-face customer meetings and the inability to attend industry tradeshows. All of these disruptions may negatively impact our ability to generate new business. Restricted travel to customer worksites, which is required for our ISM products, may have an adverse impact on our business. Government regulations or economic impacts due to COVID-19 may also reduce or delay construction projects, for many of our products, such as IBW products, that are installed during new construction and major renovations.
We have and may continue to experience delays in receiving necessary parts and supplies from our vendors. We may have to source parts from alternate suppliers with higher costs or expediting fees that cannot be passed along to the end customers. Our headquarters is located in Aurora, Illinois, statistically one of the leading states of infection by COVID-19, and our manufacturing facility could be shut down if there is a significant spread of illness in the plant.
On April 14, 2020, the Company received $1.6 million pursuant to a loan from JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Association (the “SBA”). Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The Company will carefully monitor qualifying expenses and other requirements in an effort to properly maximize loan forgiveness, but the Company can provide no assurance that the PPP loan will be forgiven in whole or in part.
At this time, we cannot foresee whether the outbreak of COVID-19 will be effectively contained. If the outbreak of COVID- 19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected by a general reduction in global economic activity. There is significant uncertainty around sales, supply chain availability, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our customers, contract manufacturers and other supply chain partners. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business, financial condition and results of operations.
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
We have and may continue to depend on U.S. telecommunication service providers for the majority of our revenues. The telecommunications companies and our other customers typically are significantly larger than we are and are able to exert a high degree of influence over us. Customers may often be permitted to reschedule orders without penalty. Even if demand for our products is high, many telecommunication service providers have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business and operating results.
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
The requirement that service providers obtain FCC, UL, or state regulatory approval for most new telecommunications and broadband services prior to their implementation has in the past delayed the approval process. Such delays in the future could have a material adverse effect on our business and operating results. While we have been successful in the past in obtaining product approvals from our customers, there is no guarantee that such approvals, or that ensuing sales of such products, will continue to occur.
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
Due to the rapid pace of technological change and volatile customer demand, our products may become obsolete and could cause us to incur charges for excess and obsolete inventory, which would materially harm our business.
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
Competitors may succeed in establishing more technologically advanced products and services, or products with more favorable pricing or may otherwise gain an advantage over our products, which would result in lost business that would adversely impact our profitability.
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
We are dependent on sole or limited source suppliers and independent contract manufacturers and the loss or disruptions of these products and services would harm our business.
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
We are dependent on independent contract manufacturers. During fiscal year 2017, the Company increased reliance on a single contract manufacturer to fully outsource final assembly and test operations for its IBW products. In fiscal year 2020, we expanded the number of products that will be assembled by that CM. These additional products include: full outsource assembly and testing of the IBW segment licensed public safety products as well as assembly of the ISM segment's remote sub-assemblies. Any disruption in assembly, test or shipment services, delays in manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstances that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these contract manufacturers and result in their insolvency or their inability to meet their commitments to us. These factors could result in reduced revenues and could negatively impact our financial condition and results of operations.
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
We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A valuation allowance was recorded against all deferred tax assets in the fourth quarter of fiscal year 2013. The Company remains in a full valuation allowance position as of March 31, 2020. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.
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
Events or circumstances could arise that may create a need to record an impairment charge related to our long-lived assets that could adversely impact our reported financial results.
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
Our business systems collect, maintain, transmit or store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, ransomware attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems that we or our third-party service providers otherwise maintain.
We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks and techniques used to obtain unauthorized access to or sabotage systems that change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.
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
Our Class A Common Stock is currently listed on the NASDAQ Capital Market under the symbol “WSTL.” NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Under these rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On March 27, 2020, we received a notification (the “Notice”) from the Listing Qualifications Department of The NASDAQ Stock Market that the bid price for the Company’s Class A Common Stock has closed below the minimum $1.00 per share for 30 consecutive trading days in conflict with the NASDAQ rules for continued listing. At the time, NASDAQ gave the Company 180 calendar days, or until September 23, 2020, to regain compliance. Subsequently, due to extraordinary market conditions resulting from the COVID-19 pandemic, NASDAQ has determined to toll the compliance periods for bid price through June 30, 2020. Starting on July 1, 2020, we will receive the balance of our ending compliance period in effect at the start of the tolling period to regain compliance. As a result, we have until December 7, 2020, to regain compliance. The Company may regain compliance with the rule if at any time before December 7, 2020, the bid price of the Company’s Class A Common Stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.
Previously, on July 1, 2016, we were notified by the Listing Qualifications Staff that our Class A Common Stock was not in compliance with the minimum bid price requirement set forth in NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our Class A Common Stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We regained compliance with the Bid Price Requirement as a result of a one-for-four reverse stock split we effected on June 7, 2017, until we received the subsequent notice on March 27, 2020.
If the closing bid price of our Class A Common Stock continues to fail to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet all other applicable NASDAQ requirements, NASDAQ may make a determination to delist our Class A common stock. We may also choose to voluntarily delist. Any such delisting could adversely affect the market liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease. A delisting could adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, customers, suppliers or employees.
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
As of May 18, 2020, as trustees of a voting trust dated February 23, 1994, (the “Voting Trust”) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 49.3% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 53.5% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination calendar year	Segment
Aurora, IL	Corporate headquarters, office, distribution and manufacturing	83,000	2025
Dublin, OH	Design center	5,798	2025	ISM
Manchester, NH	IBW office	2,287	2022	IBW
The Company executed a three-year lease beginning in October 2017 for approximately 83,000 square feet for our Aurora, Illinois headquarters facility. Subsequent to the end of fiscal year 2020, the Company executed a 62-month lease extension.
During fiscal year 2020, the Company executed a 63-month lease beginning in December 2019 for approximately 5,800 square feet for the ISM design center in Ohio.
During fiscal year 2019, the Company executed a two-year lease beginning in September 2018 for approximately 2,300 square feet for our Manchester, New Hampshire IBW office space. Subsequent to the end of fiscal year 2020, the Company executed a two year lease extension.
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
The Company’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “WSTL”.
As of May 18, 2020, there were approximately 553 holders of record of the outstanding shares of Class A Common Stock and five holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2020, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
January 2020	—	$0.0000	—	$680,957
February 2020	856	$1.0334	—	$680,957
March 2020	—	$0.0000	—	$680,957
Total	856	$1.0334	—

(a)
In the quarter ended March 31, 2020, the Company repurchased 856 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units. These repurchases, which are not included in the authorized share repurchase program, had a weighted-average purchase price of $1.03 per share.

(b)
In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company could repurchase up to an additional aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of March 31, 2020.

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
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. This outbreak continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and complete shut-downs. The Company is considered an “essential business” due to the industries and customers we serve, including critical telecommunications infrastructure. Accordingly, we have followed CDC recommendations and have continued operations with enhanced safety precautions throughout the pandemic.
To support the health and well-being of our workforce, customers, partners and communities, all of our employees who do not have critical in-person functions have been working remotely to lower the number of people working on-site at any given time. For those employees working in our facilities, we have instituted mediation measures including increased distancing of workstations, more frequent cleanings, face mask requirements, restricting access to our premises, and other safety precautions. We expect to continue our mediation efforts for the foreseeable future.
Towards the end of the fiscal fourth quarter of fiscal 2020, we began to experience the adverse impact of such disruptions on our financial results. There is significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the first quarter of fiscal year 2021 and going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our customers, contract manufacturers and other supply chain partners.
We are continuing to monitor developments related to the pandemic on our own operations as well as on our suppliers, contract manufacturers and customers. We intend to adapt to the changing environment while acting to ensure the health and safety of our employees.
On April 14, 2020, the Company received $1.6 million pursuant to a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. The Company intends to use the funds from this loan only for the purposes included in the PPP, including payroll, employee benefits, rent and utilities (See Liquidity and Capital Resources).
Segments
The Company has three reportable operating segments: In-Building Wireless (“IBW”), Intelligent Site Management (“ISM”), and Communications Network Solutions (“CNS”).
IBW Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For cellular service, solutions include distributed antenna system (“DAS”) conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
ISM Segment
ISM segment solutions include a suite of remote units, which provide machine-to-machine (“M2M”) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).

CNS Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, and T1 network interface units (“NIUs”).
Customers
The Company’s customer base for its products includes communication service providers, systems integrators, neutral host operators, and distributors. Communication service providers include wireless and wireline service providers, multiple systems operators (“MSOs”), and Internet service providers (“ISPs”). Due to stringent customer quality specifications and the regulated environment in which customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. Prices for the Company's products vary based upon volume, customer specifications, and other criteria, and they are subject to change for a variety of reasons, including cost and competitive factors.
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
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
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

Intangible Assets
Intangible assets with determinable lives are amortized over the useful lives of the assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. On an ongoing basis, intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.
Income Taxes
The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (“NOL”) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense.
Revenue Recognition and Deferred Revenue
The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration that the Company expects to be entitled to receive in exchange for these products and services.
The majority of the Company’s revenue is recorded at a point in time from the sale of tangible products. Revenue is recorded when control of the products passes to the customer, dependent upon the terms of the underlying contract. For right-to-use software, revenue is recognized at the point in time the customer has the right to use and can substantially benefit from use of the software. Products regularly include warranties that include bug fixes and minor updates so that the products continue to function as promised in a dynamic environment, and phone support. These standard warranties are assurance type warranties that do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations. Instead, the Company accrues the expected cost of warranty. Extended warranties are sold separately with a post-contract support (“PCS”) agreement. PCS revenue is recognized over time during the support period. Revenue from installation services is recognized when the services have been completed or transferred as this is when the customer has obtained control.
The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative stand-alone selling price (“RSP”) of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.
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
Results of Operations
Fiscal Years Ended March 31, 2020 and 2019

Revenue by segment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
IBW	$10,021	$12,474	$(2,453)
ISM	10,101	17,263	(7,162)
CNS	9,834	13,833	(3,999)
Consolidated revenue	$29,956	$43,570	$(13,614)
IBW segment revenue decreased $2.5 million in fiscal year 2020 when compared to fiscal year 2019, primarily due to lower sales of DAS conditioners and cellular repeaters, partly offset by increased ancillary (passive RF system components and antennas) and public safety product revenues.
Lower sales of DAS conditioners, which includes our Universal DAS Interface Tray (“UDIT”) active conditioner, were the largest contributor to the year-over-year decline. Sales of DAS conditioners have decreased due to network architecture shifts to alternative, non-DAS solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner.
While still a reliable and proven solution for amplifying cellular coverage inside a building, lower sales of cellular repeaters are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect the cellular repeater market to decline further as customers continue to shift to other forms of commercial in-building coverage, such as small cells.
Sales increased for our public safety products, which include Class A Repeaters, Class B Repeaters and battery backup units. In fiscal year 2019, the Company identified a partner to bring a new suite of public safety products to market. In fiscal year 2020, the Company executed a licensing agreement to build these products with an existing contract manufacturer. These public safety repeaters perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements. We expect the market for public safety products to continue to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.
Ancillary products (passive RF system components and antennas) sales showed a modest increase in revenue in fiscal year 2020, compared to the prior fiscal year. Future ancillary product revenue could potentially increase with the increase in public safety revenue, but may follow the same flat-to-down trend as DAS conditioners and cellular repeaters.
Many IBW products are installed during new constructions and major renovations. Restricted travel to customer worksites or government regulations and economic impacts due to COVID-19 may reduce or delay construction projects impacting the amount and timing of revenue.
ISM segment revenue decreased $7.2 million in fiscal year 2020 when compared to fiscal year 2019. The year-over-year decrease was primarily due to decreased sales of remote units and lower software revenue, offset in part by increased support and deployment (i.e., installation) service revenue. The decreased sales of remote units and software revenue was driven by a slowdown in demand from two existing customers for additional remote site monitoring. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
COVID-19 related travel restrictions are expected to reduce deployment revenue while government and customer restrictions remain in place. Although it is uncertain, we may see an increased demand for our ISM remote monitoring equipment and software given the current market conditions, as they may prevent the need for or improve the efficiency of truck rolls to customer sites.
CNS segment revenue decreased $4.0 million in fiscal year 2020 when compared to fiscal year 2019. The decrease was due to lower sales across each of the legacy product lines offset by a small increase in sales from our new fiber access product line which was introduced during fiscal year 2019. We expect fiber access revenue to grow as we develop a wider range of product offerings in the market. Sales of integrated cabinets, which are heavily project-based, are likely to remain uneven, while we expect sales of power distribution products and copper/fiber connectivity panels to remain steady in fiscal year 2021. We expect revenue from T1 NIUs and TMAs, which are older technology with declining use, to continue to decrease over time.
COVID-19 restrictions on travel, quarantines and shelter-in-place orders by local authorities could increase demand for our CNS integrated cabinets used in rural broadband, which is expected to expand to support a larger number of people working remotely. Offsetting this, customers could feel pressure to delay capital spending to preserve cash.

Gross profit and gross margin	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
IBW	$2,613	$5,202	$(2,589)
	26.1%	41.7%	(15.6)%
ISM	$5,236	$9,040	$(3,804)
	51.8%	52.4%	(0.6)%
CNS	$1,798	$4,122	$(2,324)
	18.3%	29.8%	(11.5)%
Consolidated gross profit	$9,647	$18,364	$(8,717)
Consolidated gross margin	32.2%	42.1%	(9.9)%
In fiscal year 2020, consolidated gross margin decreased 9.9% compared to fiscal year 2019. The primary factors that caused year-over-year changes within each segment are as follows:

•	IBW segment gross margin decreased, by 15.6%, due primarily to higher excess and obsolete inventory costs along with higher costs related to the introduction of new products.

•	ISM segment gross margin decreased slightly, by 0.6%, due primarily to higher excess and obsolete inventory offset in part by a more favorable mix.

•	CNS segment gross margin decreased, by 11.5%, due primarily to higher excess and obsolete inventory costs, less favorable product mix and lower revenue against fixed costs.

Other factors contributed broadly to impact gross margins. Increased tariffs on products and components imported from China have caused cost increases over fiscal year 2019 costs. In the later part of the fourth quarter of fiscal year 2020, we also began to experience delivery delays, shortages and increased transportation costs due to the global impact of COVID-19. Supply shortages have required us to purchase parts from higher cost suppliers that may not be able to be passed along our customers. We expect these trends to continue well into fiscal year 2021.

Research and development (“R&D”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
IBW	$1,757	$2,755	$(998)
ISM	2,237	2,390	(153)
CNS	1,352	1,645	(293)
Consolidated R&D expense	$5,346	$6,790	$(1,444)
Percentage of Revenue	18%	16%
In fiscal year 2020, R&D expense decreased $1.4 million compared to fiscal year 2019. The decrease was due primarily to additional expenses for new product development within the IBW segment in fiscal year 2019 that did not repeat in fiscal year 2020. The decrease was also attributable to a lower expense structure resulting from the Company's overall cost reduction efforts, including the restructuring in the quarter ended December 31, 2019, and from generally lower salary and compensation expenses in fiscal year 2020.

Sales and marketing (“S&M”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated S&M expense	$7,592	$8,342	$(750)
Percentage of Revenue	25%	19%
In fiscal year 2020, sales and marketing expense decreased by $0.8 million, compared to fiscal year 2019. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts.

General and administrative (“G&A”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated G&A expense	$4,757	$6,699	$(1,942)
Percentage of Revenue	16%	15%
In fiscal year 2020, general and administrative expense decreased by $1.9 million, compared to fiscal year 2019. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019, and the Company's overall cost reduction efforts.

Intangibles amortization

Acquisition-related amortization	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated intangibles amortization	$1,233	$3,435	$(2,202)
Amortization amounts in the fiscal years 2020 and 2019, were non-cash expenses related to intangible assets established through prior acquisitions. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decrease of $2.2 million in fiscal year 2020, compared to the prior fiscal year, resulted primarily from product and customer-related intangibles from the IBW segment becoming fully impaired during the fourth quarter of fiscal 2019. All fiscal year 2020 amortization in the table above relates to the ISM segment.
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement (the “Agreement”) with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment. Under the terms of the Agreement, the Company made an up-front payment of $1.0 million, in connection with the execution of the Agreement and was required to pay an additional $1.0 million upon the achievement of certain milestones, as well as royalties on future sales. As of March 31, 2020, $0.3 million for the last milestone was unpaid and is presented in Accounts Payable on the Consolidated Balance Sheet. The newly acquired product licensing rights are being amortized straight-line over the term of the Agreement. The amortization related to this intangible asset was $0.3 million during fiscal year 2020 and is presented in Cost of revenue on the Consolidated Statements of Operations.

Restructuring	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated restructuring expense	$234	$—	$234
In fiscal year 2020, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments. There were no restructuring expenses recorded in fiscal year 2019.

Long-lived assets impairment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated long-lived assets impairment	1,007	4,722	$(3,715)

During the quarter ended March 31, 2020, the Company incurred an impairment charge of $1.0 million in connection with our product license, acquired under the Agreement, to produce and sell specific Public Safety products. This non-cash impairment of an intangible asset was triggered by the uncertainties caused by demand disruptions in part due to site access limitations and delayed project planning and approvals due to COVID-19. The potential deferral of revenues within a fixed license period created an impaired value. Although the asset was impaired, we remain excited about our ability to grow in this space and are fully committed to pursuing these Public Safety opportunities, which we believe have significant long-term potential for Westell.
In fiscal year 2019, due to declining IBW revenues and cash flow from its then current portfolio of products, the Company recognized a $4.7 million impairment charge on intangible assets associated with the IBW segment.

Other income (expense)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	2020 vs. 2019
Consolidated other income (expense)	456	626	$(170)
Other income (expense), net was income of $0.5 million and $0.6 million for fiscal years 2020 and 2019, respectively. Other income (expense), net contains interest income earned on cash and cash equivalents plus foreign currency gains and losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The decrease during fiscal year 2020, compared to the prior fiscal year, was primarily due to decreased cash balances offset in part by increased interest rates on investments. As interest rates have declined, we expect the interest income component of other income to decrease.
Income tax (expense) benefit
Income tax expense in fiscal years 2020 and 2019 was $36,000 and $39,000, respectively. The expense resulted from foreign tax and state tax based on gross margin. In fiscal years 2020 and 2019, the Company continued to maintain a full valuation allowance on deferred tax assets.
As of March 31, 2020 and 2019, respectively, the Company has $348,000 and $697,000 of federal alternative minimum tax (“AMT”) credit carryforward, which is recorded as a tax receivable within Prepaid and other non-current assets and within Other non-current assets on the Consolidated Balance Sheets. The lower tax receivable at March 31, 2020, resulted from a tax refund received during the third quarter of fiscal year 2020. The Company expects to recover the entire remaining amount in fiscal year 2021 via tax refunds.
Net income (loss)
Net loss was $10.1 million and $11.4 million in fiscal years 2020 and 2019, respectively. The change was due to the cumulative effects of the variances identified above.
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
Liquidity and Capital Resources
Overview
Due to significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders, our ability to sustain our operations as the COVID-19 pandemic evolves, we are proactively managing costs and working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through director fee reductions, elimination of non-essential travel, and reduced discretionary spending. At March 31, 2020 and 2019, the Company had $20.9 million and $25.5 million in cash and cash equivalents, respectively. To preserve cash and liquidity, we are delaying non-essential capital expenditures and will delay usage of funds authorized under our stock repurchase program.
On April 14, 2020, the Company received $1.6 million pursuant to a loan from JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Association (the “SBA”). The loan has an interest rate of 0.98% and a term of 24 months from the April 8, 2020 application date. No payments are due for the first 6 months, although interest accrues. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The Company will carefully monitor qualifying expenses and other requirements in an effort to properly maximize loan forgiveness, but the Company can provide no assurance that the PPP loan will be forgiven in whole or in part. The Company may prepay the loan at any time with no prepayment penalties. The Company continues to monitor government economic stabilization efforts and expects to participate in certain legislative provisions, such as deferring payroll tax payments.
We expect our existing cash balance and proceeds from the PPP loan will be sufficient to meet our liquidity needs for the next twelve months.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The significant changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(2,272)	$(760)
Investing activities	(2,124)	2,489
Financing activities	(192)	(1,233)
Effect of exchange rate on changes on cash	—	(2)
Net increase (decrease) in cash and cash equivalents	$(4,588)	$494
The Company’s operating activities used cash of $2.3 million and $0.8 million in fiscal years 2020 and 2019, respectively. The change resulted primarily from the increased net loss in the current period adjusted for non-cash items, offset in part by a decrease in cash used by working capital when compared to the prior year.
The Company’s investing activities used cash of $2.1 million in fiscal year 2020 and generated cash of $2.5 million in fiscal year 2019. The change was primarily due to the conversion of all short-term investments into cash equivalents during fiscal year 2019. During fiscal year 2020, the Company invested in new product licensing rights, an intangible asset, which is fully reflected in investing activities. The Company made a partial payment in connection with that investment, and the remaining $0.3 million payment that is due is recorded in Accounts Payable as of March 31, 2020. The license agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable.

The Company’s financing activities used cash of $0.2 million and $1.2 million in fiscal years 2020 and 2019, respectively. The decreased use of cash was due to decreased purchases of treasury stock.
As of March 31, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. Also, as of March 31, 2020, the Company had a $1.8 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
Off-Balance Sheet Arrangements
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (“AKA”). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firms are set forth on pages 32—57 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 58 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020 under the captions “Election of Directors,” “Corporate Governance – Board Committees,” and “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.
(b) Executive Officers of the Company
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020 under the caption “Corporate Governance—Executive Officers,” which information is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020 under the captions “Ownership of the Capital Stock of the Company,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020 under the caption “Certain Relationships and Related Party Transactions,” and “Corporate Governance – Director Independence,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the sections entitled “Fees to the Company’s Auditors” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in September 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2020 and 2019, and for each of the two fiscal years in the period ended March 31, 2020, together with the reports of the Independent Registered Public Accounting Firms, are set forth on page 32 through 57 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2020 and 2019, as applicable:
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

4.1	Description of Capital Stock.

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

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

10.3
Promissory Note, dated April 8, 2020, by and among Westell, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020).

*10.4	Offer Letter for Alfred S. John, date May 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2018)

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

*10.8	Offer letter for Timothy Duitsman, dated August 18, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2019).

*10.9(a)	General Release Agreement with Alfred S. (Stephen) John, dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 22, 2019).

*10.10	Severance Agreement for Jeniffer Jaynes, dated February 12, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2019).

*10.11
Form of Stock Option Award Agreement for award granted to Alfred S. John on May 21, 2018 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2018).

*10.12
Westell Technologies, Inc. 2019 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, filed on July 26, 2019).

*10.13
Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

*10.14
Form of Restricted Stock Unit Award Agreement for award granted to Jeniffer Jaynes on August 26, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.15	Summary of Director Compensation.

*10.16
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Timothy Duitsman on September 1, 2019 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.17
Form of Non-Qualified Stock Option Award under the 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.18
Form of Non-Employee Director Restricted Stock Award under the 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 2019).

*10.19
Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Compensation Plan (incorporated by herein reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

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

*10.25
Form of Performance Share Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

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

*10.29
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

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2020.

WESTELL TECHNOLOGIES, INC.

By	/s/ Timothy L. Duitsman
Timothy L. Duitsman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 18, 2020.

Signature	Title

/s/ Timothy L. Duitsman	President, Chief Executive Officer, and Director (Principal Executive Officer)
Timothy L. Duitsman

/s/ Jeniffer L. Jaynes	Interim Chief Financial Officer, Vice President, Corporate Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)
Jeniffer L. Jaynes

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Scott C. Chandler	Director
Scott C. Chandler

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Cary B. Wood	Director
Cary B. Wood

/s/ Mark A. Zorko	Director
Mark A. Zorko

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Westell Technologies, Inc. and subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016

Chicago, Illinois
June 18, 2020

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,869	$25,457
Accounts receivable (net of allowance of $100 at both March 31, 2020 and 2019)	4,047	6,865
Inventories	6,807	9,801
Prepaid expenses and other current assets	1,298	1,706
Total current assets	33,021	43,829
Non-current assets:
Land, property and equipment, gross	7,987	8,109
Less accumulated depreciation and amortization	(6,911)	(6,811)
Land, property and equipment, net	1,076	1,298
Intangible assets, net	2,728	3,278
Right-of-use assets on operating leases, net	628	—
Other non-current assets	73	492
Total assets	$37,526	$48,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,065	$2,313
Accrued expenses	3,136	3,567
Deferred revenue	1,099	1,217
Total current liabilities	5,300	7,097
Deferred revenue non-current	221	444
Other non-current liabilities	344	176
Total liabilities	5,865	7,717
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,224,450 and 11,909,979 shares at March 31, 2020 and 2019, respectively	122	119
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at both March 31, 2020 and 2019	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,630	418,859
Treasury stock at cost – 5,215,453 and 5,122,414 shares at March 31, 2020 and 2019, respectively	(37,326)	(37,135)
Accumulated deficit	(350,800)	(340,698)
Total stockholders’ equity	31,661	41,180
Total liabilities and stockholders’ equity	$37,526	$48,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2020	2019
Revenue	$29,956	$43,570
Cost of revenue	20,309	25,206
Gross profit	9,647	18,364
Operating expenses
Research and development	5,346	6,790
Sales and marketing	7,592	8,342
General and administrative	4,757	6,699
Intangibles amortization	1,233	3,435
Restructuring	234	—
Long-lived assets impairment	1,007	4,722
Total operating expenses	20,169	29,988
Operating income (loss)	(10,522)	(11,624)
Other income (expense), net	456	626
Income (loss) before income taxes	(10,066)	(10,998)
Income tax (expense) benefit	(36)	(39)
Net income (loss) from continuing operations	(10,102)	(11,037)
Discontinued operations (Note 1):
Income (loss) from discontinued operations, net of tax benefit (expense) of $0 and $0 for fiscal years 2020 and 2019, respectively	—	(345)
Net income (loss)(1)	$(10,102)	$(11,382)

Basic net income (loss) per share:
Basic net income (loss) from continuing operations	$(0.65)	$(0.71)
Basic net income (loss) from discontinued operations	—	(0.02)
Basic net income (loss) per share	$(0.65)	$(0.73)
Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$(0.65)	$(0.71)
Diluted net income (loss) from discontinued operations	—	(0.02)
Diluted net income (loss) per share	$(0.65)	$(0.73)
Weighted-average number of shares outstanding:
Basic	15,530	15,517
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(2)	—	—
Diluted	15,530	15,517

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company has 0.9 million and 1.0 million shares represented by common stock equivalents for the twelve months ended March 31, 2020 and 2019, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2018	$121	$35	$417,691	$(35,907)	$(329,645)	$52,295
606 Adoption adjustment to retained earnings (1)	—	—	—	—	329	329
Net income (loss)	—	—	—	—	(11,382)	(11,382)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(5)	—	—	(1,228)	—	(1,233)
Stock-based compensation	—	—	1,171	—	—	1,171
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(10,102)	(10,102)
Common stock issued	4	—	(3)	—	—	1
Purchase of treasury stock	(1)	—	—	(191)	—	(192)
Stock-based compensation	—	—	774	—	—	774
Balance, March 31, 2020	$122	$35	$419,630	$(37,326)	$(350,800)	$31,661

(1) Includes the cumulative effect adjustment of the ASC 606 adoption. See Note 2.

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(10,102)	$(11,382)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,900	4,026
Long-lived assets impairment	1,007	4,722
Stock-based compensation	774	1,171
Exchange rate loss (gain)	12	2
Loss (gain) on sale of fixed assets	(11)	2
Restructuring	234	—
Changes in assets and liabilities:
Accounts receivable	2,807	2,007
Inventories	2,994	(579)
Prepaid expenses and other current assets	408	(890)
Other assets	(209)	279
Deferred revenue	(341)	(646)
Accounts payable and accrued expenses	(1,745)	528
Net cash provided by (used in) operating activities	(2,272)	(760)
Cash flows from investing activities:
Maturities of other short-term investments	—	2,779
Purchase of product licensing rights	(1,950)	—
Purchases of property and equipment	(185)	(290)
Proceeds from sale of assets	11	—
Net cash provided by (used in) investing activities	(2,124)	2,489
Cash flows from financing activities:
Purchases of treasury stock	(192)	(1,233)
Net cash provided by (used in) financing activities	(192)	(1,233)
Gain (loss) of exchange rate changes on cash	—	(2)
Net increase (decrease) in cash and cash equivalents	(4,588)	494
Cash and cash equivalents, beginning of period	25,457	24,963
Cash and cash equivalents, end of period	$20,869	$25,457
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$(335)	$15

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
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of a new strain of coronavirus (“COVID-19”) a pandemic. This outbreak continues to spread throughout the U.S. and around the world. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation while creating significant disruption and volatility of financial markets. The COVID-19 pandemic may impact the Company’s sales, supply chain availability and sourcing costs, our workforce and operations, as well as, that for our customers, contract manufacturers and other supply chain partners.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.
Discontinued Operations
During the fiscal year ended March 31, 2019, the Company recorded an expense of $0.3 million for loss contingencies associated with two indemnity claims related to a significant customer contract. Both of these claims relate to a business which was previously sold and therefore the expense related to these claims is presented as discontinued operations. The Consolidated Statements of Cash Flows include discontinued operations. See Note 7 for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative stand-alone selling prices, stock-based compensation, and intangible assets fair value, depreciation, income taxes, and contingencies, among other things. The Company bases its estimate on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates.
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
Inventories and Inventory Valuation
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in Cost of revenue in the accompanying Consolidated Statements of Operations. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Prices anticipated for future inventory demand are compared to current and committed inventory values.
The components of inventories are as follows:

	March 31,
(in thousands)	2020	2019
Raw materials	$2,188	$3,445
Finished goods	4,619	6,356
Total inventories	$6,807	$9,801

The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The Company recorded provision for excess and obsolete inventory with a charge of $2.0 million and $0.6 million in fiscal year 2020 and 2019, respectively. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets generally consist of prepaid maintenance agreements and prepaid insurance, which are amortized as expense generally over the term of the underlying contract. It also includes the current portion of tax receivables associated with a prior AMT credit carryforward. See Note 5 for additional information on the AMT credit carryforward.
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
Depreciation and amortization expense was $0.4 million and $0.6 million for fiscal years 2020 and 2019, respectively. In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with a prior acquisition and sold 4 acres in April 2015 for $264,000. The Company still owns 12 acres of land. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2020 and 2019.

The components of fixed assets are as follows:

	March 31,
(in thousands)	2020	2019
Land	$672	$672
Machinery and equipment	1,415	1,372
Office, computer and research equipment	5,112	5,267
Leasehold improvements	788	798
Land, property and equipment, gross	$7,987	$8,109
Less accumulated depreciation and amortization	(6,911)	(6,811)
Land, property and equipment, net	$1,076	$1,298
Intangible Assets
Intangible assets with determinable lives are amortized over the useful lives of the assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. On an ongoing basis, intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.
See Note 6, Intangible Assets for further discussion of intangible assets impairment evaluations.
Accrued Expenses
The components of accrued expenses are as follows:

	March 31,
(in thousands)	2020	2019
Accrued compensation	$596	$656
Accrued contractual obligation	1,445	1,445
Current operating lease liability	339	—
Other accrued expenses	756	1,466
Total accrued expenses	$3,136	$3,567
Revenue Recognition and Deferred Revenue
The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration that the Company expects to be entitled to receive in exchange for these products and services.
The majority of the Company’s revenue is recorded at a point in time from the sale of tangible products. Revenue is recorded when control of the products passes to the customer, dependent upon the terms of the underlying contract. For right-to-use software, revenue is recognized at the point in time the customer has the right to use and can substantially benefit from use of the software. Products regularly include warranties that include bug fixes and minor updates so that the products continue to function as promised in a dynamic environment, and phone support. These standard warranties are assurance type warranties that do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations. Instead, the Company accrues the expected cost of warranty. Extended warranties are sold separately with a post-contract support (“PCS”) agreement. PCS revenue is recognized over time during the support period. Revenue from installation services is recognized when the services have been completed or transferred as this is when the customer has obtained control.
The Company has contracts with multiple performance obligations. When the sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer. In most cases, the Company allocates the consideration to each performance obligation based on the relative stand-alone selling price (“RSP”)

of the distinct performance obligation. In circumstances where RSP is not observable, the Company allocates the consideration for the performance obligations by utilizing the residual approach.
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
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of March 31, 2020 and 2019, there were no deferred contract costs.
Financing
The Company forgoes adjusting contract consideration for the effects of any financing component if payments for goods and services are expected to be received one year or less from when control of the goods or services has transferred to the customer. Payment terms vary by customer. Generally, the time between invoicing and when payment is due is not significant. Occasionally, the Company requires customers to make a payment before delivery of the products or services to the customer.
Sales Taxes
The Company records revenue net of sales taxes.
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
See Note 10 for further discussion of the Company’s stock-based compensation plans.
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 13 for further discussion of the Company’s fair value measurements.

Foreign Currency
The Company’s primary foreign currency exposure is subject to fluctuations in exchange rates for the U.S. dollar versus the Australian and Canadian dollars and the related effects on receivables and payables denominated in those currencies. The Company records transaction gains (losses) for fluctuations on foreign currency rates on accounts receivable, accounts payable, and cash as a component of other income (expense), net on the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (NOL) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense. See Note 5 for further discussion of the Company’s income taxes.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (“ASU 2017-13”), which provides additional implementation guidance on ASU 2016-02. ASU 2016-02 requires lessees to recognize leases on the balance sheet as right-of-use assets, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for leases with terms greater than one year. The liability is equal to the present value of lease payments while the right-of-use asset is based on the liability, subject to adjustment, such as prepaid lease payments.

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

The Company adopted the lease standard on April 1, 2019, using the modified retrospective method. Under this method, the new guidance applied to existing and new leases on the date of initial application while comparative prior periods are reported in accordance with the Topic 840 guidance effective prior to April 1, 2019, and requiring no retrospective adjustments. Upon adoption, total assets and liabilities increased due to recording the right-of-use assets of $1.3 million and lease liabilities of $1.2 million. Refer to Note 3, Leases for additional disclosures around leases.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. The Company adopted ASU 2018-09 effective April 1, 2019. The amendments had no impact to the Company's Consolidated Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact ASU 2020-01 may have on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 may have on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements established in Topic 820 have been removed, some have been modified and new disclosure requirements were added. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the requirements of ASU 2018-13 and has determined that this ASU will not have any impact on the Company’s Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2018-15”). The main objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the requirements of ASU 2018-15 and has determined that this ASU will not have any impact on the Company’s Consolidated Financial Statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808) (“ASU 2018-18”). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the requirements of ASU 2018-18 and has determined that this ASU will not have any impact on the Company’s Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 will replace the current incurred loss approach with a new expected credit loss impairment model for trade receivables, loans, and other financial instruments. Under the new model, the estimate of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of ASU 2016-13 on the Company's Consolidated Financial Statements.
Note 3. Leases
The Company adopted ASC 842 effective April 1, 2019, which resulted in an increase to total assets of $1.3 million to record the right-of-use (“ROU”) assets for operating leases of facilities and an increase in total liabilities of $1.2 million to record the associated lease liabilities. The difference between operating lease liabilities and ROU assets recognized is primarily due to prepaid rent and deferred rent accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition. The adoption did not have any impact on the Company's Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.
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
The Company elected the package of practical expedients, which among other things, allows the Company to carry forward historical lease classifications. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company also made the accounting policy election to account for each separate lease component and non-lease component associated with that lease component as a single lease component, thus causing all fixed payments to be capitalized. The Company determines at inception whether an arrangement is a lease.
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
Total rent expense for all facilities was $0.9 million for both fiscal years 2020 and 2019.
The following table presents future minimum lease payments as of March 31, 2020 and for comparison purposes as of March 31, 2019, prior to the adoption of ASC 842, future minimum lease payments under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Leases
2021	$355
2022	67
2023	69
2024	70
2025	67
Thereafter	—
Total lease payments	628
Less: imputed interest	(39)
Total operating lease liabilities as of March 31, 2020	$589

Fiscal Year	Operating Leases
2020	$705
2021	357
2022	—
2023	—
2024	—
Thereafter	—
Total operating lease payments as of March 31, 2019	$1,062
As of March 31, 2020, the weighted-average remaining lease term was 2.8 years and the weighted-average discount rate was 4.3%.
As of March 31, 2020, the Company was evaluating renewal and replacement lease options for the corporate headquarters in Aurora, IL which would have expired on September 30, 2020. Subsequent to its fiscal year end, the Company entered into a contract amendment to extend the lease through November 30, 2025. The amendment includes a renewal option to extend for an additional five years.
Subsequent to March 31, 2020, the Company entered into a contract amendment to extend the lease in Manchester through August 31, 2022. The amendment includes a renewal option to extend for an additional two years.
During the second quarter of fiscal year 2020, as a cost savings effort, the Company executed a 63 month lease for the new Dublin, OH design service center rather than execute the two year extension option to the existing lease as previously assumed. The new lease commenced on December 1, 2019 and has a reduced footprint which is more suitable to our current operation. The new lease includes a renewal option to extend the initial lease term for an additional three years. The lease also includes a termination option effective the last day of the 39th month of the lease term. The cost to terminate under this option would be approximately $70,000. At this time, the Company does not expect to terminate the lease at the end of the 39th month of the lease term and so the cost to terminate is not included in the ROU asset and lease liability balance.

Our leases in Dublin and Manchester include variable lease payments that are not included in the lease liability balances as they are based on the expenses which can vary during the term of each lease. All rent payments in the Aurora lease are fixed and as such are included in the lease liability balance.
Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Twelve months ended March 31, 2020
Operating lease expense	$800
Variable lease expense (1)	97
Total lease expense (2)	$897
_______
(1) Variable lease expense is related to our leased real estate in Ohio and New Hampshire and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the fiscal year ended March 31, 2020, cash paid for operating leases included in the measurement of lease liabilities was $0.8 million. All of these payments are presented in Operating activities cash flows on the Consolidated Statements of Cash Flows.

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2020:

(in thousands)	March 31, 2020	Balance Sheet Classification
Assets:
ROU assets	628	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	339	Accrued expenses
Non-current operating lease liabilities	250	Other non-current liabilities
Total lease liabilities	$589
Note 4. Revenue Recognition and Deferred Revenue
The Company adopted ASC 606 on April 1, 2018, using the modified retrospective approach to all non-completed contracts as of the date of adoption. As a result of the adoption, the Company recognized a cumulative effect of initially applying ASC 606 as a credit of $0.3 million to the beginning balance of retained earnings. This adjustment to retained earnings was a result of accelerated revenue recognition for right-to-use licenses previously accounted for under the software revenue recognition guidance and for which vendor specific objective evidence (“VSOE”) had not been established. The Company records revenue based on a five-step model in accordance with ASC 606. The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration that the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of revenue
The following table disaggregates our revenue by major source:

(In thousands)	Twelve months ended March 31,
	2020	2019
Revenue:
Products	$25,100	$38,700
Software	282	1,008
Services	4,574	3,862
Total revenue	$29,956	$43,570

The following is the expected future revenue recognition timing of deferred revenue as of March 31, 2020:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	$1,099	$122	$99
During the fiscal years ended March 31, 2020, and 2019, the Company recognized $1.2 million and $1.7 million of revenue, respectively, related to contract liabilities included in deferred revenue at the beginning of the periods.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Consolidated Balance Sheets.  The gross product return asset was $0.1 million and $0.2 million at March 31, 2020, and 2019, respectively.
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
The income tax expense (benefit) from continuing operations are summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2020	2019
Federal:
Current	$(1)	$—
Deferred	—	(1)
	(1)	(1)
State:
Current	19	20
Deferred	—	3
	19	23
Foreign:
Current	18	17
Deferred	—	—
	18	17
Total	$36	$39
The statutory federal income tax rate is reconciled to the Company's effective income tax rates below:

	Fiscal Year Ended March 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Meals and entertainment	(0.2)	(0.2)
State income tax, net of federal tax effect	1.0	(6.4)
Valuation allowance	(20.6)	(14.5)
Foreign tax credit	(0.2)	(0.2)
Equity compensation	(1.8)	(0.1)
Other	0.4	—
Effective income tax rate	(0.4)%	(0.4)%

Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2020	2019
Deferred income tax assets:
Allowance for doubtful accounts	$26	$26
Foreign tax credit carryforward	810	810
Depreciation	165	173
Deferred revenue	339	425
Accrued compensation	214	412
Inventory reserves	817	757
Accrued warranty	41	33
Net operating loss carryforward	37,033	35,024
Intangibles and goodwill	705	272
Other	691	839
Gross deferred tax assets	40,841	38,771
Valuation allowance	(40,841)	(38,771)
Net deferred income tax assets	—	—
Deferred income tax liabilities:
Intangibles and goodwill	—	—
Net deferred income tax liabilities	$—	$—

In fiscal years 2020 and 2019, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance increased by $2.1 million in fiscal year 2020. As of March 31, 2020 and 2019, respectively, the Company has $348,000 and $697,000 tax receivables associated with a prior AMT credit carryforward. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“H.R. 748”) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act accelerated the timeframe for refunds of AMT credits. The Company expects to recover the entire remaining amount in fiscal year 2021 via tax refunds. There is no other material impact to the Company related to the CARES Act. The decrease in the tax receivable represents a tax refund received during the third quarter of fiscal year 2020. The Company recorded an income tax expense from continuing operations of $36,000 and $39,000 in fiscal years 2020 and 2019, respectively.
The Company has, on a tax-effected basis, approximately $0.8 million in tax credit carryforwards and $28.8 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2021. The federal net operating loss carryforwards begin to expire in fiscal year 2022. State tax credit carryforwards and net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $0.1 million and $8.2 million, respectively. The remaining state tax credit carryforwards and state net operating loss carry forwards begin to expire in fiscal year 2021. In fiscal year 2020, $0.4 million of state net operating loss carryforwards expired.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2019 and 2020 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2018	$2,962
Additions based on positions related to fiscal year 2019	—
Reductions as a result of expirations of applicable statutes of limitations	(780)
Unrecognized tax benefits at March 31, 2019	2,182
Additions based on positions related to fiscal year 2020	—
Reductions as a result of expirations of applicable statutes of limitations	(377)
Unrecognized tax benefits at March 31, 2020	$1,805
If the unrecognized tax benefit balances at March 31, 2020 and 2019, were recognized, it would affect the effective tax rate.

The Company recognized interest and penalties of $2,600 and $2,500 as a component of income tax expense in fiscal year 2020 and 2019, respectively. As of March 31, 2020 and 2019, accrued interest and penalties were $20,400 and $17,800, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2016	-	2019
U.S. States	2015	-	2019
Foreign	2015	-	2019
Since net operating loss carryovers are subject to audit based on the year in which they are utilized, all of the Company’s net operating losses generated in the past are open to adjustment by the Internal Revenue Service or state tax authorities (some states have shorter carryover periods).
Note 6. Intangible Assets:
The Company has recorded intangible assets, such as trademark, developed technology, non-compete agreements, backlog, customer relationships, and licensing agreements, and accounts for these in accordance with ASC 350.
Intangible assets include finite-lived customer relationships, trade names, developed technology, licensing agreements and other intangibles. Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement (the “Agreement”) with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment. Under the terms of the Agreement, the Company made an up-front payment of $1.0 million, in connection with the execution of the Agreement and was required to pay an additional $1.0 million, upon the achievement of a certain milestones, as well as royalties on future sales. As of March 31, 2020, $0.3 million for the last milestone was unpaid and is presented in Accounts Payable on the Consolidated Balance Sheet. This milestone was completed during May 2020. In addition to the product licensing rights, the initial $1.0 million up-front payment includes training. The newly acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset was $0.3 million during fiscal year 2020 and is presented in Cost of revenue on the Consolidated Statements of Operations.
The Agreement also contains possible future product licensing rights for a product that is still being developed. Once development is complete, and the licensed know-how is transferred to our contract manufacturer, a third payment of $250,000 would be payable. Westell had not recorded this liability and related product licensing rights on the Consolidated Balance Sheet as of March 31, 2020 as recognition is contingent upon the future development of the product.
During the quarter ended March 31, 2020, the Company determined there were indications of impairment on the product licensing rights as during the quarter demand slowed for public safety products in part due to site access limitations and delayed project planning/approval as a result of COVID-19. The Company performed the recoverability test described above and concluded the carrying amount was not recoverable. The potential deferral of revenues within a fixed license period created an impaired value. The Company recorded a $1.0 million impairment loss to record the excess of the asset’s carrying amount over its fair value, which is presented on the Statements of Operations as Long-lived assets impairment.

Acquisition-related Intangible Assets
As of March 31, 2019, the ISM reporting unit was the only remaining reporting unit that has unamortized acquisition-related intangible assets. There was no intangible asset impairment during fiscal year 2020 for the ISM reporting unit for acquisition-related intangible assets.
During the quarter ended September 30, 2019, the Company determined there were indications of impairment on the ISM intangible assets primarily due to a significant decline in revenue. The decrease in revenue in the three months ended September 30, 2019, primarily was due to decreased sales of remote units driven by a slowdown in demand from two existing customers. The Company performed the recoverability test described above and concluded the carrying amount was recoverable. The Company concluded it was not necessary to perform a recoverability test during the quarter ended December 31, 2019. During the quarter ended March 31, 2020, the Company determined there were indications of impairment on the ISM intangible assets as late in the quarter travel to customer worksites, which is required for many of our ISM products, became restricted due to COVID-19. The Company performed the recoverability test described above and concluded the carrying amount was recoverable.
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
The Company performed an evaluation to test IBW and ISM intangible assets for recoverability and concluded there was no impairment during the fiscal year ended March 31, 2019, for the ISM reporting unit. During the fourth quarter of fiscal year 2019, IBW revenue declined more than previously forecasted and additional issues arose with respect to new products. As a result, the IBW reporting unit did not pass the recoverability test; therefore, the Company completed the third step of the evaluation, which compares the implied fair value of the intangible assets as determined using the multiple-period excess earnings method and the distributor model, with the carrying value to determine the amount of the impairment loss. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. As a result of that impairment evaluation, the Company concluded that the customer list acquired from a previous acquisition for its IBW products was impaired and recorded an impairment charge of $4.7 million during the quarter ended March 31, 2019, to reduce the value of the asset to zero. The impairment loss is presented on the Consolidated Statements of Operations as Long-lived assets impairment.
Originally, the finite-lived intangibles are being amortized over periods of 2 to 10 years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations for acquisition-related intangible assets was $1.2 million and $3.4 million in fiscal years 2020 and 2019.
Acquisition-related and Product Licensing Rights
The following table presents details of the Company’s intangibles from historical acquisitions and the Agreement:

	March 31, 2020			March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(21,872)	1,388	23,260	(21,196)	2,064
Licensing agreement	1,950	(1,267)	683	—	—	—
Product technology	45,195	(44,538)	657	45,195	(44,148)	1,047
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,473)	—	1,473	(1,306)	167
Total finite-lived intangible assets, net	$73,918	$(71,190)	$2,728	$71,968	$(68,690)	$3,278
The following is the expected future amortization by fiscal year:

(in thousands)	2021	2022	2023	2024	2025	Thereafter
Intangible amortization expense	$1,061	$923	$535	$157	$52	$—

Note 7. Commitments and Contingencies:
Obligations
The Company has operating leases for three facilities. See Note 3 Leases.
A reserve for a net loss on firm purchase commitments of $46,000 and $167,000 is recorded on the balance sheet as Accrued expenses as of March 31, 2020 and 2019, respectively.
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
In the ordinary course of operations the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made.  A significant customer was a defendant in two patent infringement claims and is asserting possible indemnity rights under contracts with the Company.  The customer has settled one matter, and initially won summary judgment for all claims in the other, but on appeal the decision was reversed. The customer has informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs.  For the summary judgment case, the customer provided an initial allocation of their defense costs. During the fourth quarter of fiscal 2019, the Company obtained additional information to evaluate the facts for both cases and has agreed in principle to a combined settlement in the amount of $0.3 million, but had not agreed on the timing of payment. During fiscal year 2020, the parties executed a settlement agreement in which some indemnity rights are reserved. The Company paid the settlement amount in the quarter ended December 31, 2019. As of March 31, 2019, the combined settlement was unpaid and accrued on the Consolidated Balance Sheets presented in Accrued expenses. Both of these claims relate to a business which was previously sold and therefore the related expense is presented as discontinued operations in fiscal year 2019.
Note 8. Product Warranties:
The Company’s products carry a limited warranty ranging from one to seven years for the product within the CNS segment, typically one year for products within the ISM segment and from one to five years for the products within the IBW segment. The specific terms and conditions of those warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $120,000 and $74,000 as of March 31, 2020 and 2019, respectively, and are presented on the Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $40,000 and $56,000 as of March 31, 2020 and 2019, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities. In fiscal year 2019, the warranty reserve decreased primarily due to improved quality and reduced repair costs.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2020	2019
Total product warranty reserve, beginning of period	$130	$300
Warranty expense	111	(98)
Utilization	(81)	(72)
Total product warranty reserve, end of period	$160	$130
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
Share Repurchase Programs
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the “2017 authorization”). The 2017 authorization also includes the remaining $0.1 million from the August 2011 authorization. There were 426,283 shares repurchased under the 2017 authorization during the fiscal year ended March 31, 2019 at a weighted average purchase price of $2.43 per share. There were no shares repurchased under the 2017 authorization during the fiscal year ended March 31, 2020. There was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization as of March 31, 2020.
In fiscal years 2020 and 2019, the Company repurchased from employees 93,039 shares and 62,260 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $2.06 and $3.18, respectively.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 18, 2020, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 49.3% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs. Penny, Foskett and McDonough, as trustees of the Voting Trust and other trusts, control 53.5% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2020, a total of 3,484,287 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2019 and 2020:

	Common Shares Outstanding
(in thousands)	Class A	Class B	Treasury Shares
Total shares outstanding, March 31, 2018	12,146	3,484	(4,634)
Purchases of Treasury Stock	(489)	—	(489)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	253	—	—
Total shares outstanding, March 31, 2019	11,910	3,484	(5,123)
Purchases of Treasury Stock	(92)	—	(92)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	407	—	—
Total shares outstanding, March 31, 2020	12,224	3,484	(5,215)
In April 2020, the Compensation Committee granted 0.3 million restricted stock units (“RSUs”) and approximately 0.2 million performance-based restricted stock units (“PSUs”) to executives and other employees pursuant to the Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (see Note 10).
Note 10. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”) was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaced the Westell Technologies, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”). If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2019 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are:

(a) delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the share limit. There are a total of 1,520,134 shares available for issuance under the 2019 Plan as of March 31, 2020. The stock options, restricted stock awards, and RSU awards granted under the 2019 Plan typically vest in equal annual installments over 3 years for employees and 1 year for non-employee directors. PSUs earned generally vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares of stock for awards under the 2019 Plan.
Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2020	2019
Cost (benefit) of revenue	$69	$47
Sales and marketing	227	369
Research and development	120	174
General and administrative	358	581
Stock-based compensation	774	1,171
Income tax benefit	—	—
Total stock-based compensation, after taxes	$774	$1,171
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
The Company recorded expense of $0.1 million in both the fiscal years ended March 31, 2020 and 2019 related to stock options. There were no options exercised in fiscal years 2020 and 2019.
Option activity for the fiscal year ended March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2019	293,478	$4.28
Granted	150,000	$1.35
Exercised	—	$—
Forfeited	(66,667)	$3.14
Expired	(154,999)	$5.39
Outstanding on March 31, 2020	221,812	$1.87	5.4	$0
Exercisable on March 31, 2020	71,812	$2.96	3.3	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2020, there was $0.1 million of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2020	2019
Input assumptions:
Expected volatility	57%	61%
Risk-free interest rate	1.4%	2.8%
Expected life	4 years	4 years
Expected dividend yield	0%	0%
Output weighted-average grant date fair value	$0.62	$1.44
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2020 and 2019, non-employee directors received grants of 128,584 and 63,334 shares with a weighted-average grant date fair value of $1.39 and $2.86, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	63,334	$2.86
Granted	128,584	$1.39
Vested	(63,334)	$2.86
Forfeited	—	$0.00
Non-vested as of March 31, 2020	128,584	$1.39
The Company recorded $0.2 million of expense in both the fiscal years ended March 31, 2020 and 2019, related to restricted stock. As of March 31, 2020, there was $0.1 million of pre-tax unrecognized compensation expense, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.5 years. The total intrinsic fair value of shares vested was $0.1 million and $0.2 million during the fiscal years ended March 31, 2020 and 2019, respectively.
Restricted Stock Units (“RSUs”)
In fiscal years 2020 and 2019, there were 301,037 and 412,500 shares with a weighted-average grant date fair value of $1.73 and $3.08, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.
The Company recorded stock-based compensation expense of $0.6 million and $0.9 million for RSUs in fiscal years 2020 and 2019, respectively. As of March 31, 2020, there was approximately $0.5 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic fair value of RSUs vested was $0.6 million during both fiscal years 2020 and 2019.
The following table sets forth the RSUs activity for the fiscal year ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	665,127	$3.03
Granted	301,037	$1.73
Vested	(273,926)	$3.09
Forfeited	(251,130)	$2.67
Non-vested as of March 31, 2020	441,108	$2.31
Performance-based RSUs (“PSUs”)
During fiscal year 2020, a total of 216,144 PSUs were granted. PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2020, but have a continued employment provision and will vest one year from the grant date. During fiscal year 2019, a total of 50,000 PSUs were granted. Those PSUs were earned based upon achievement of performance goals tied to growing revenue and non-GAAP profitability targets for the first, second, third, and fourth quarters of fiscal year 2019 and toward the annual fiscal year 2019 objective. 5,000 PSUs vested in fiscal 2020 that were earned based upon the fiscal year 2019 first quarter, PSUs for all remaining fiscal year 2019 periods were forfeited prior to vesting. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The Company recorded stock-based compensation expense of $0 and $14,000 for PSUs in fiscal years 2020 and 2019, respectively. The total intrinsic fair value of PSUs vested during fiscal years 2020 and 2019 was $9,000 and $0, respectively.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2019	5,000	$3.14
Granted	216,144	$1.89
Vested	(5,000)	$3.14
Forfeited	(211,144)	$1.90
Non-vested as of March 31, 2020	5,000	$1.38
Note 11. Segment and Related Information:
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (“CODM”) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM evaluates segment profit on gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s three reportable segments are as follows:
In-Building Wireless (“IBW”) Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor cellular network. For cellular service, solutions include distributed antenna system (“DAS”) conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
Intelligent Site Management (“ISM”) Segment
ISM segment solutions include a suite of remote units, which provide machine-to-machine (“M2M”) communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company’s Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (“CNS)” Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, and T1 network interface units (“NIUs”).

Segment information for the fiscal years ended March 31, 2020 and 2019, is set forth below:

	Fiscal Year Ended March 31, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$10,021	$10,101	$9,834	$29,956
Cost of revenue	7,408	4,865	8,036	20,309
Gross profit	2,613	5,236	1,798	9,647
Gross margin	26.1%	51.8%	18.3%	32.2%
Research and development	1,757	2,237	1,352	5,346
Segment profit	$856	$2,999	$446	4,301
Operating expenses:
Sales and marketing				7,592
General and administrative				4,757
Intangible amortization				1,233
Restructuring				234
Long-lived assets impairment				1,007
Operating income (loss) from continuing operations				(10,522)
Other income (expense), net				456
Income tax (expense) benefit				(36)
Net income (loss) from continuing operations				$(10,102)

	Fiscal Year Ended March 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$12,474	$17,263	$13,833	$43,570
Cost of revenue	7,272	8,223	9,711	25,206
Gross profit	5,202	9,040	4,122	18,364
Gross margin	41.7%	52.4%	29.8%	42.1%
Research and development	2,755	2,390	1,645	6,790
Segment profit	$2,447	$6,650	$2,477	11,574
Operating expenses:
Sales and marketing				8,342
General and administrative				6,699
Intangible amortization				3,435
Restructuring				—
Long-lived assets impairment				4,722
Operating income (loss) from continuing operations				(11,624)
Other income (expense), net				626
Income tax (expense) benefit				(39)
Net income (loss) from continuing operations				$(11,037)
Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2020 and 2019. More than 90% of the Company's long-lived assets are located in the United States.

Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets that represent more than 10% of the total revenue. Sales to major customers and successor companies that exceed 10% of total revenue are as follows:

	Fiscal Year Ended March 31,
	2020	2019
Verizon	9.9%	23.1%
AT&T	7.3%	11.4%
Verizon and AT&T are customers of all reporting segments.
Major companies operating in telecommunications markets comprise a significant portion of the Company’s trade receivables. Receivables from major customers that exceed 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2020	2019
Verizon	12.5%	27.5%
AT&T	10.8%	8.0%
Note 12. Restructuring Charges:

In fiscal year 2020, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments. There were no restructuring expenses recorded in fiscal year 2019.
Total fiscal year 2020 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2019	$—	$—	$—
Charged	234	—	234
Payments	(234)	—	(234)
Liability at March 31, 2020	$—	$—	$—
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,690	$20,690	$—	$—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$25,645	$25,645	$—	$—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial assets.

Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2020, assets measured at fair value on a nonrecurring basis consisted of long-lived assets for our IBW and ISM reporting units. See Note 6, Intangible Assets for further discussion of intangible assets impairment evaluations.
Note 14. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (“AKA”). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC Topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2020 and 2019, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within Other assets.
The Company's revenue to AKA for fiscal years 2020 and 2019 was $1.3 million and $1.9 million, respectively. Accounts receivable from AKA is $0.2 million and $0.3 million and deferred revenue relating to maintenance contracts is $0.5 million and $0.8 million as of March 31, 2020 and 2019, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 15. Benefit Plans:
The Company sponsors a 401(k) benefit plan (the “Westell Plan”), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. In October 2016, the Company established a maximum employer match of $500 per calendar year. Matching contribution expense was $0.1 million in both fiscal years 2020 and 2019.

Note 16. Subsequent Events:
PPP Loan
On April 14, 2020 the Company received $1.6 million pursuant to a loan from JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Association (the “SBA”). The loan has an interest rate of 0.98% and a term of 24 months from the April 8, 2020 application date. No payments are due for the first 6 months, although interest accrues. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. All or a portion of the loan may be forgiven by the SBA and lender upon application by the Company. The Company can provide no assurance that the loan will be forgiven in whole or in part. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the loan at any time with no prepayment penalties.
Operating Leases
Subsequent to year end, the Company entered into lease amendments for its Aurora, Illinois and Manchester, NH locations. See Note 3, Leases.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2020
Accounts receivable allowances	$100	$52		$(52)	(1)	$100
Reserve for excess and obsolete inventory and net realizable value	2,781	2,032		(1,844)	(2)	2,969
Deferred tax assets valuation allowance	38,771	2,070	(3)	—		40,841
Reserve for returns	247	225		(269)		203
2019
Accounts receivable allowances	$95	$85		$(80)	(1)	$100
Reserve for excess and obsolete inventory and net realizable value	3,562	564		(1,345)	(2)	2,781
Deferred tax assets valuation allowance	37,103	1,668	(3)	—		38,771
Reserve for returns	51	341		(145)		247

(1)	Accounts written off, including early pay discounts, net of recoveries.

(2)	Inventory loss charged against inventory reserves.

(3)	Change in valuation allowance due to assessment of realizability of deferred tax assets.