Form 10-K/A
WESTELL TECHNOLOGIES INC
filed 2020-07-29
CIK 1002135

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Westell Technologies, Inc.’s (the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020 (the “Original Filing”), is being filed to include information in Part III, Items 10 through 14, because the definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of the 2020 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Item 5 is also amended to correct the number of record holders of Class B Common Stock.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 5 and Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include in the exhibits filed with the Original Filing the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “WSTL”.
As of May 18, 2020, there were approximately 553 holders of record of the outstanding shares of Class A Common Stock and four holders of record of Class B Common Stock.
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

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
All of the directors have been elected for terms expiring at the next annual meeting of stockholders. Our directors are as follows:

Name	Age	Principal Occupation and Other Information

Kirk R. Brannock	62
Kirk R. Brannock has served as Chairman of Westell's Board of Directors since September 2017. He served as Interim President and Chief Executive Officer at Westell from November 2017 through May 2018 after serving in that capacity from October 2016 through July 2017. Previously Mr. Brannock served as a member of Westell’s Board of Directors from February 2011 to September 2014. He retired in 2010 from his position as Senior Vice President -Ethernet Deployment at AT&T, a leading provider of voice, video, data and broadband delivery services, after a career spanning more than 30 years. Previously Mr. Brannock served in leadership positions at AT&T, Ameritech and SBC, including Senior Vice President - AT&T National Installation & Maintenance and President - SBC/Ameritech Midwest Network Services. Mr. Brannock holds a Bachelor of Arts in Business Administration from Michigan State University and is currently a Board Member and Board President for a Marriott International $42 million Cooperative. Mr. Brannock's extensive knowledge of Westell operations and the telecommunications industry along with his other board experience qualify him to serve as the Chairman of the Board.

Scott C. Chandler	59
Scott C. Chandler has served as a Director of the Company since September 2018. Mr. Chandler is the Managing Partner of Franklin Court Partners, LLC, a consulting firm that provides management and financial consulting services, a position he has held since 2002. From 1998 to 2001, Mr. Chandler was Chief Financial Officer and then Senior Vice President for Rhythms Netconnections Inc. (former NASDAQ: RTHM). Mr. Chandler was a member of the senior management team that led this international provider of DSL networking and services prior to the sale of a majority of its assets to MCI Worldcom, now Verizon. From 1996 to 1998, Mr. Chandler served as President and Chief Executive Officer of C-COR Incorporated (former NASDAQ: CCBL), a publicly-traded corporation that, prior to its acquisition in 2007, was a leading supplier of broadband telecommunications equipment. He earned an MBA from the Wharton School of Business at the University of Pennsylvania and a BA from Whitworth University. Mr. Chandler currently serves as a member of the board of directors of PetroShare Corp. (OTCMKTS: PRHR) and several privately-held and non-profit entities and has in the past served as a member of several public company boards, such as Cimetrix Incorporated (OTCMKTS: CMXX), Tollgrade Communications Inc. (NASDAQ: TLGD), and Paradyne Networks Inc. (NASDAQ: PDYN). Mr. Chandler's experience in the cable and telecom industries, his extensive management and financial experience along with his prior board experience qualify him to serve as a member of the Audit, Compensation, and Corporate Governance and Nominating Committees.

Timothy L. Duitsman	58
Timothy L. Duitsman was named as President and CEO in September 2019 after being appointed to the Westell Board of Directors in June 2019. Previously, Mr. Duitsman served as the Senior Vice President of Product Development at Klein Tools, a manufacturer of hand tools, where he was responsible for product development launches, a position he held since 2012. Mr. Duitsman initially joined Klein Tool in 2009 as the Vice President of Engineering. Prior to Klein Tools, Mr. Duitsman served as Vice President of Research and Development at Intermatic, from 2004 to 2008, where he increased sales of new industrial products. Previously, Mr. Duitsman served in various engineering and leadership roles at Westell. Mr. Duitsman earned an MBA from Northwestern University Kellogg School of Management, as well as MS and BS degrees in Mechanical Engineering from the University of Illinois at Chicago and the University of Illinois at Champaign-Urbana, respectively. Mr. Duitsman's technical and leadership experience qualify him to serve on the Board of Directors.

Robert W. Foskett(1)	43
Robert W. Foskett has served as a Director of the Company since September 2009. Mr. Foskett is the Managing Partner and Investment Committee Member of Table Mountain Capital LLC, a private investment company, a position he has served since 2006.  Prior to joining Table Mountain Capital LLC, he served from 2002 to 2006 as a Research Director at L.H. Investments, a private investment company. Mr. Foskett holds an MBA from the University of Denver, Daniels College of Business. Mr. Foskett’s investment experience and education qualify him to serve on the Board of Directors and as a member of the Corporate Governance and Nominating Committee.

Robert C. Penny III(1)	67
Robert C. Penny III has served as a Director of the Company since September 1998. He is the owner of Eastwood Land & Cattle, a private business. Mr. Penny’s years of service as a board member and his knowledge of the Company’s business and technology qualify him to serve as a member of the Board of Directors and as the Chair of the Corporate Governance and Nominating Committee.

Cary B. Wood	53
Cary B. Wood has served as a Director of the Company since March 2017. In December 2019, Mr. Wood rejoined Grede Holdings LLC, a privately held manufacturer of innovative metal components for the automotive, industrial and commercial marketplaces, as Chief Executive Officer and as a Member of its Board of Directors, where he previously held leadership positions between August 2004 and November 2008, including as interim CEO of its predecessor company, Citation Corporation.  He currently serves as the Chairman of the Board of Directors of Duravent Corporation, a privately held venting systems firm, since January 2017. From June 2017 until January 2019, Mr. Wood was President and Chief Executive Officer of Angelica Corporation, a leading provider in the healthcare and medical textile processing and related services. Mr. Wood serves as the Lead Independent Director, Chairman of the Compensation Committee and as a member of the Audit Committee of the Board of Directors of Broadwind Energy (NASDAQ: BWEN), a precision manufacturer of structures, equipment and components for clean energy technology and other specialized applications, since May 2016. Mr. Wood served as Chairman of the Operating Committee and as a member of the Nominating and Corporate Governance Committee of the Board of Directors of Vishay Precision Group, Inc. (NYSE: VPG), an internationally-recognized designer, manufacturer and marketer of resistive foil technology, sensors, and sensor-based systems to niche, industrial applications, from March 2016 to May 2018. Mr. Wood served as President, Chief Executive Officer, and as a member of the Board of Directors of Sparton Corporation (NYSE: SPA), a global manufacturer of complex and regulated electronic services as well as engineering products in the medical, avionics, industrial and defense sectors, from November 2008 until February 2016. Mr. Wood received a Bachelor of Science in Technology from Purdue University, a Master of Science in Industrial Operations from the School of Management at Lawrence Technological University, and an MBA in Finance from Loyola University-Chicago. Mr. Wood’s executive experience and his service on public company boards qualify him to serve on the Board of Directors, as a Chair of the Compensation Committee, and as a member of the Audit Committee.

Mark A. Zorko	68
Mark A. Zorko has served as Director of the Company since January 2017. Mr. Zorko is a principal with executive management and business support services firm Brentwood Advisory Group. In January 2016, Mr. Zorko founded Brentwood 401k, LLC, to provide 401(k) plan advisory services to middle market firms. Mr. Zorko previously chaired the Nominating and Corporate Governance Committee and from 2009 to 2019 served on both the Audit and Compensation Committees of Perma-Pipe International Holdings, Inc. (NASDAQ:PPIH) (formerly MFRI [NASDAQ: MFRI]), a firm in the piping solutions industry. He was the interim Chief Financial Officer at radiation science and services firm Landauer Inc. (NYSE: LDR) from June 2014 until April 2015. Mr. Zorko served as the CFO of Steel Excel, Inc. (NASDAQ: SXCL), a public energy industry firm, from August 2011 until May 2013. He also served as the President and CEO of SXCL's subsidiary Wells Services Ltd. (WSL), a $30-million Steel Excel business, in 2012 and CFO of DGT Holdings (DGTC), a medical imaging firm, from 2006 through 2012. SXCL, WSL and DGTC are all affiliated with Steel Partners Holding, L.P., a publicly traded diversified global holding company. Mr. Zorko was on the Audit Committee for Opportunity International, a microfinance bank, and was on the Finance Committee for the Alexian Brothers Health System. He received an MBA in IT from the University of Minnesota and a Bachelor of Science in Accounting from The Ohio State University.  After completing his MBA, Mr. Zorko began his career as a CPA at Arthur Andersen, and worked his way up via the controllership ranks at Honeywell and Zenith Data Systems in the United States and Europe. He is a Certified Public Accountant and a NACD Board Leadership Fellow and recently earned the NACD’s CERT Certificate in Cybersecurity Oversight. Mr. Zorko's executive experience and his service on public company boards qualify him to serve on the Board of Directors, as the Chair of the Audit Committee, and as a member of the Compensation Committee.

(1)	Mr. Robert W. Foskett is the nephew of Mr. Robert C. Penny III.

EXECUTIVE OFFICERS
The following sets forth certain information with respect to our current executive officers.

Name	Age	Position
Timothy L. Duitsman	58	President and Chief Executive Officer
Jeniffer L. Jaynes	48	Interim Chief Financial Officer, Vice President, Corporate Controller and Secretary
Jesse Swartwood	46	Senior Vice President, Worldwide Sales

Timothy L. Duitsman – Timothy L. Duitsman is a Member of the Board in addition to his role as President and Chief Executive Officer. His biographical information is included above.

Jeniffer L. Jaynes – Jeniffer L. Jaynes has served as the Company’s interim Chief Financial Officer since August 24, 2019. Prior to assuming the role of the CFO, she served as the Vice President and Corporate Controller since July 1, 2018, and will continue to serve in these capacities. She previously served as the Company’s Assistant Vice President of Financial Reporting from 2016 until 2018, and as Director of SEC Reporting from 2007 to 2016. Ms. Jaynes initially joined the Company in 1996 and held various accounting positions with the Company through 2000. Prior to rejoining the Company in 2007, Ms. Jaynes served as the Director of SEC Reporting at Infinity Property and Casualty Corporation (NASDAQ: IPCC), and as the Manager of Financial Reporting at Pemco Aviation Group, Inc. (subsequently known as Alabama Aircraft Industries, Inc. (NASDAQ: AAII)). Ms. Jaynes is a Certified Public Accountant and began her career as an auditor with Arthur Andersen LLP.

Jesse Swartwood - Jesse Swartwood joined Westell in 2005, in connection with the acquisition of HyperEdge, a manufacturer of network service access products, as Regional Sales Vice President with responsibility for the AT&T account and assumed the role of Senior Vice President, Worldwide Sales, in September 2016, and became an executive officer effective January 1, 2017. During his tenure at Westell, Mr. Swartwood served in a number of roles including Vice President, North American Sales. From 1996 to 2005, Mr. Swartwood held various positions with increasing responsibility including Director and Vice President of Sales at HyperEdge, a manufacturer of network service access products which was acquired by Westell. Mr. Swartwood earned a Bachelor of Arts in Telecom Management from DeVry University and a Bachelor of Arts in Economics and Management and a Bachelor of Arts in Sociology from Beloit College.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based on a review of forms filed with the SEC and on written representations from reporting persons, we believe that during fiscal year 2020, all such persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act.
CODE OF BUSINESS CONDUCT
We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to all of our directors, officers (including the principal executive officer, the principal financial officer, principal accounting officer and any person performing similar functions) and employees. A copy of this Code of Business Conduct is available on our website and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting it on our website (www.westell.com) within four business days after the respective dates of any amendments to, or waivers from, our Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. Copies of the Code of Business Conduct will be provided free of charge upon a written request directed to the Secretary of the Company at the address of the principal executive offices.
BOARD COMMITTEES
During fiscal year 2020, the Board of Directors had a standing Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

The members of the committees since the beginning of fiscal year 2020 are identified in the following table:

Director	Audit	Compensation	Corporate Governance and Nominating
Kirk R. Brannock			(1)
Scott C. Chandler	Member	Member	Member
Timothy L. Duitsman		(2)
Robert W. Foskett			Member
Robert C. Penny III			Chair
Cary B. Wood	Member	Chair
Mark A. Zorko	Chair	Member

(1)
Effective September 11, 2018, Mr. Brannock was appointed as a Member of the Corporate Governance and Nominating Committee. Effective September 12, 2019 Mr. Brannock resigned from the Corporate Governance and Nominating Committee.

(2)
Effective June 18, 2019, Mr. Duitsman was appointed as a Member of the Compensation Committee. Concurrent with this appointment as CEO on September 1, 2019, Mr. Duitsman was no longer deemed an independent director and therefore resigned as a member of the Compensation Committee.

The Board of Directors held nine meetings during fiscal year 2020. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors and of meetings of Board committees on which he served in fiscal year 2020. Following the regularly scheduled Board meeting sessions, the non-employee independent directors routinely conduct separate executive sessions. The Board is authorized to directly engage outside consultants and legal counsel to assist and advise them, as needed.
The Audit Committee
The Audit Committee met nine times in fiscal year 2020. The Audit Committee is a separately designated committee of the Board, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has direct responsibility for appointing, compensating, retaining and overseeing the work of any independent auditors. The Committee also is responsible for reviewing the plan and scope of the annual audit, reviewing our audit functions and systems of control, reviewing and pre-approving audit and permissible non-audit services, reporting to the full Board of Directors regarding all of the foregoing and carrying out the other responsibilities set forth in its charter. The Board of Directors has determined that Messrs. Chandler, Wood and Zorko are each an “audit committee financial expert,” as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act. The Board of Directors has determined that each current member of the Audit Committee is independent as defined in the NASDAQ listing standards. The Audit Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.
The Compensation Committee
The Compensation Committee met six times in fiscal year 2020. In carrying out the Company’s compensation activities, the Compensation Committee is responsible for, among other things, evaluating and setting the compensation for our CEO. Company management is responsible for recommending to the committee the amount of compensation of our other executive officers. On an annual basis, the Compensation Committee approves executive compensation by evaluating base salary, benefits, annual incentive compensation (the “Incentive Plan”) and long-term equity-based incentives. The Compensation Committee reviews recommendations regarding other executive officers and has the authority to approve or revise such recommendations.  The CEO and other members of management do not participate in deliberations relating to their own compensation.  Under its charter, the Compensation Committee may form and delegate authority to subcommittees as it deems appropriate. For fiscal year 2020, the Compensation Committee reviewed and approved all elements of the compensation packages for each of the Company’s executive officers.
The Compensation Committee has the authority under its charter to hire and pay a fee to consultants and other advisors. As described below in this proxy statement, the services of an independent compensation consultant were used to assist the Compensation Committee in evaluating the Company’s compensation structure and levels and in establishing the Company’s compensation goals and objectives for fiscal year 2020. The Compensation Committee also reviews director compensation with its compensation consultant and has the responsibility for recommending to the Board the level and form of compensation and benefits for directors. The Board of Directors has determined that each of the members, while serving on the Compensation Committee during fiscal year 2020, was independent as defined in the NASDAQ listing standards. The Compensation Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.

The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee, which met two times in fiscal year 2020, is responsible for developing the criteria and qualifications for membership on the Board, reviewing and making recommendations to the Board as to whether existing directors should stand for re-election, considering, screening and recommending candidates to fill new or open positions on the Board, recommending Director nominees for approval by the Board and the stockholders, recommending Director nominees for each of the Board’s committees, reviewing candidates recommended by stockholders, and conducting appropriate inquiries into the backgrounds and qualifications of possible candidates. The Corporate Governance and Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating director candidates. The Corporate Governance and Nominating Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.
Director Nominations
The Corporate Governance and Nominating Committee considers many factors when considering candidates for the Board of Directors and strives for the Board to be comprised of Directors who have a variety of complementary experiences and backgrounds and who represent the broad interests of stockholders as a whole.
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
Stockholders who wish to suggest qualified candidates should write to the Secretary, Westell Technologies, Inc., 750 North Commons Drive, Aurora, Illinois 60504, specifying the name of any candidates and stating in detail the qualifications of such persons for consideration by the Corporate Governance and Nominating Committee. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of the stockholders must comply with our bylaws regarding stockholder proposals and nominations. See “Proposals of Stockholders” contained herein.
Attendance at Annual Stockholder Meetings
The Company expects all Board members to attend the annual meeting of stockholders, but from time to time, other commitments may prevent a Director from attending the meeting. Six (6) directors serving at that time attended the most recent annual meeting of stockholders, which was held on September 17, 2019. Robert C. Penny III was unable to attend due to a medical need which had been addressed.

ITEM 11.    EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation earned by each of our NEOs for each of the fiscal years listed.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)	Total ($)
Timothy L. Duitsman President and CEO	2020	175,000	(3)	—	211,300	(4)	92,828	—		7,856	486,984
Alfred S. John Former President and CEO	2020	137,308	(5)	—	236,998		—	—		29,859	404,165
	2019	294,231	(6)	—	314,000		144,319	—		21,489	774,039
Jeniffer L. Jaynes Interim CFO, Vice President, Corporate Controller and Secretary	2020	253,962	(7)	—	52,800		—	—		500	307,262
Thomas P. Minichiello Former Senior Vice President, CFO, Treasurer and Secretary	2020	121,154	(8)	—	—		—	—		500	121,654
	2019	300,000		—	38,640		—	11,800	(9)	500	350,940
Jesse Swartwood Senior Vice President, Worldwide Sales	2020	225,000		—	94,275		—	—		500	319,775
	2019	216,346		—	80,500		—	7,260	(9)	500	304,606

(1)
Represents the fair value of the award on the grant date, computed in accordance with ASC 718. A discussion of the assumptions used in calculation of these values may be found in footnote 10 to our audited financial statements of the Company’s 2020 Annual Report on Form 10-K filed with the SEC on June 18, 2020. For awards containing a performance-based vesting condition, the value reported in the table above reflects the grant date probable outcome of the performance condition, which assumes earning 100% of the targeted amount. In fiscal year 2019, Mr. John earned 5,000 shares or 10% of the targeted amount. In fiscal year 2020, no performance-based awards were earned.

(2)
All other compensation consists of Company 401(k) match, and in fiscal year 2019 for Mr. John $20,489 for relocation and temporary housing and in fiscal year 2020 for Mr. John $10,000 for temporary housing and $19,359 for severance which included a lease buy-out. In fiscal year 2020, includes $6,856 of Board fees for Mr. Duitsman, which he received prior to being appointed as the Company’s President and CEO on September 1, 2019.

(3)	Represents Mr. Duitsman’s salary ($300,000 per annum) from his hire date of September 1, 2019 through March 31, 2020.

(4)	Includes $4,300 for a restricted stock award for services as a Director during the period from June 2019 until his appointment as President and CEO on September 1, 2019.

(5)	Represents Mr. John’s salary ($340,000 per annum) from April 1, 2019, through August 23, 2019, his termination date.

(6)	Represents Mr. John’s salary ($340,000 per annum) from his hire date of May 21, 2018, through March 31, 2019.

(7)	Represents Ms. Jaynes’ salary for fiscal year 2020, which temporarily increased to $300,000 in connection with her appointment as Interim Chief Financial Officer effective August 24, 2019.

(8)	Represents Mr. Minichiello’s salary ($300,000 per annum) from April 1, 2019, through August 23, 2019, his termination date.

(9)
The bonus plan is a performance-based plan that provides for cash-based awards tied to the achievement of our quarterly and annual financial objectives. For fiscal 2019, the cash bonus payouts were based on revenue and non-GAAP operating profit results as compared to plan targets. The actual amount paid was 6.6% of the NEO’s target bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The table below includes certain information with respect to outstanding equity awards held by each of the NEOs as of March 31, 2020. Messrs. John and Minichiello did not own any outstanding equity awards as of March 31, 2020.
.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Timothy L. Duitsman	—	150,000	(2)	1.35	09/01/2026
						100,000	(3)	78,000
						2,500	(4)	1,950
Jeniffer L. Jaynes	1,250	—		4.70	09/18/2022
	1,250	—		4.64	04/01/2023
						3,334	(5)	2,601
						7,667	(6)	5,980
						15,000	(7)	11,700
						15,000	(8)	11,700
Jesse Swartwood	3,750	—		4.70	09/18/2022
	37,500	—		2.16	09/06/2023
						6,667	(5)	5,200
						16,667	(6)	13,000
						15,000	(7)	11,700

(1)	The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of March 31, 2020.

(2)	Non-qualified stock option award vests in equal annual installments of 33% per year commencing on September 1, 2020.

(3)	Restricted stock unit award vests in equal annual installments of 33% per year commencing on September 1, 2020.

(4)	Restricted stock award vests 100% on June 18, 2020.

(5)	Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 1, 2018.

(6)	Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 2, 2019.

(7)	Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 2, 2020.

(8)	Restricted stock unit award vests 100% on August 26, 2020.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following tables summarize the estimated value of potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements assuming the triggering event or events indicated occurred on March 31, 2020.
Timothy L. Duitsman
President and CEO
The following table shows the potential payments to Mr. Duitsman upon termination or in connection with a change in control assuming a March 31, 2020 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	300,000	—	—	300,000
Health Benefits	—	—	—	—
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	79,950	—	—	—
Total	379,950	—	—	300,000

(1)
The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020, less the strike price of the option.

(2)	The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020.

Under the terms of the Offer Letter, if the Company terminates Mr. Duitsman's employment within one year of a change in control, or at any time without cause, he will be entitled to receive as severance one year's base salary.
Mr. Duitsman is subject to a non-competition covenant during the term of his employment and for an additional two year period following termination of his employment with the Company. Mr. Duitsman is subject to a non-solicitation covenant with respect to the Company's employees for two year following termination of his employment whether or not he is entitled to severance pay. Mr. Duitsman's agreement also contains a customary confidentiality covenant.
In the event of termination without cause following a change of control, unvested outstanding equity awards as of the date of termination will become immediately vested, pursuant to their express terms.
Jeniffer L. Jaynes
Interim CFO, Vice President, Corporate Controller and Secretary
The following table shows the potential payments to Ms. Jaynes upon termination or in connection with a change in control assuming a March 31, 2020 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	300,000	—	300,000	300,000
Health Benefits	11,170	—	11,170	11,170
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	31,981	—	—	—
Total	343,151	—	311,170	311,170

(1)
The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020, less the strike price of the option.

(2)	The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020.
Under the terms of Ms. Jaynes’ employment agreement, if we terminate Ms. Jaynes’ employment without cause or if Ms. Jaynes resigns for good reason, she will be entitled to receive as severance one year’s base salary, and continued health benefits at employee rates for one year.
Ms. Jaynes is subject to a non-competition covenant during the term of her employment and for an additional one year period if, following termination of her employment with the Company, she is entitled to receive severance or if the Company elects to pay her severance even if she would not otherwise be entitled to such payments. Ms. Jaynes is subject to a non-solicitation covenant with respect to the Company’s employees for one year following termination of her employment whether or not she is entitled to severance pay.
In the event of termination without cause or for good reason following a change of control, unvested outstanding equity awards as of the date of termination will become immediately vested, pursuant to their express terms.
Jesse Swartwood
Senior Vice President, Worldwide Sales
The following table shows the potential payments to Mr. Swartwood upon termination or in connection with a change in control assuming a March 31, 2020 triggering event.

	Termination without Cause following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	112,500	—	—	112,500
Health Benefits	8,245	—	—	8,245
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	29,901	—	—	—
Total	150,646	—	—	120,745

(1)
The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020, less the strike price of the option.

(2)	The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2020.
Under the terms of Mr. Swartwood’s severance agreement, if we terminate Mr. Swartwood’s employment without cause, he will be entitled to receive as severance six months base salary and continued health benefits at employee rates for six months.

Mr. Swartwood is subject to a non-competition covenant during the term of his employment and for an additional one year period if, following termination of his employment with the Company, he is entitled to receive severance or if the Company elects to pay him severance even if he would not otherwise be entitled to such payments. Mr. Swartwood is subject to a non-solicitation covenant with respect to the Company’s employees for one year following termination of his employment whether or not he is entitled to severance pay.
In the event of termination without cause following a change of control, unvested outstanding equity awards as of the date of termination will become immediately vested, pursuant to their express terms.
Alfred S. John
Former President and CEO
Mr. John did not have an employment agreement. In the event of termination without cause or for good reason following a change in control of the Company, unvested equity awards held by Mr. John would have become immediately vested.
On August 21, 2019, Mr. John entered into a general release agreement with the Company. Mr. John received two weeks of base salary as severance and a lease buy-out. Mr. John left the company effective August 23, 2019, which resulted in a cash payment of $19,359. Upon termination, he forfeited all unvested equity awards.
Thomas P. Minichiello
Former Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Mr. Minichiello did not have an employment agreement with us at the time he terminated employment on August 23, 2019, as his prior employment agreement expired on July 5, 2019. On August 23, 2019, Mr. Minichiello terminated employment with us. Mr. Minichiello forfeited all unvested equity awards upon termination.

RISK MANAGEMENT
Westell management, the Compensation Committee and the Board of Directors view compensation practices as an important element of Enterprise Risk Management.  It is our intention to create incentive structures that reward longer-term, sustainable growth on a profitable basis and that do not encourage inappropriate risk trade-offs and behaviors.  Additionally, we view compensation as an important element in mitigating risks of losing key executives and employees and the concomitant loss of talent and skill required to operate the business.

DIRECTOR COMPENSATION
Effective April 1, 2020, the annual retainer for all non-employee directors is $20,000, an approximately 26% decrease from the previous annual retainer of $27,000. Effective July 1, 2019, the annual retainer for all non-employee directors was reduced to $27,000, a 25% decrease from the previous annual retainer of $36,000. Annual retainers for committee chairpersons are as follows: Chairman of the Board (if non-employee)-$20,000; Chair of the Audit Committee-$10,000; and Chair of the Compensation Committee-$10,000. Annual retainers for the members of committees are as follows: Member of the Audit Committee-$5,000; and Member of the Compensation Committee-$5,000. There is no separate compensation for meeting attendance. In addition, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Directors who are employees of the Company do not receive additional compensation for service as directors. In addition, non-employee directors are eligible to receive awards under the 2019 Omnibus Incentive Compensation Plan. On a director’s initial appointment date, non-employee directors are each granted 2,500 restricted shares with an annual grant thereafter based on a target grant date value of $29,000 to be granted upon election to the Board of Directors at the Annual Meeting of Stockholders, with the award vesting on the first anniversary date of the grant.
If the proposed reverse/forward stock split that was announced by the Company on July 10, 2020 is consummated, the Board is considering foregoing the stock awards and moving to a cash retainer and foregoing additional payments to Committee members and/or payments to chairs of Committees or the Board.

Director Summary Compensation Table
The following table details the total compensation for non-employee directors for fiscal year 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Timothy L. Duitsman (1)	—	—	—
Kirk R. Brannock (4)	49,250	28,999	78,249
Scott C. Chandler(4)	39,250	28,999	68,249
Robert W. Foskett(4)	29,250	28,999	58,249
Robert C. Penny III(4)	29,250	28,999	58,249
Cary B. Wood(4)	44,250	28,999	73,249
Mark A Zorko(4)	44,250	28,999	73,249

(1)
Mr. Duitsman, a Director and our President and CEO, is not included in this table as compensation received by Mr. Duitsman is shown in the Summary Compensation Table. Since becoming an employee of the Company, on September 1, 2019, Mr. Duitsman has received no additional compensation for his service as director. Mr. Duitsman’s equity holdings as of March 31, 2020 are presented in the Outstanding Equity Awards at Fiscal Year-End table.

(2)
The values reflect the aggregate grant date fair value as determined under ASC 718. Assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for fiscal year 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2020.

(3)	The equity portion of the annual grant to directors vests annually on the date of grant over a one-year period.

(4)	As of March 31, 2020, each director had 21,014 shares of unvested restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Directors and Executive Officers
The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2020, of (i) each director and nominee for director, (ii) the current and former executive officers named in the “Summary Compensation Table” contained in this proxy statement (the “named executive officers” or “NEOs”) and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Name	Number of Class A Shares(1)(2)(3)		Number of Class B Shares (3)		Percent of Class A Common Stock(4)	Percent of Class B Common Stock(4)	Percent of Total Voting Power(4)
Kirk R. Brannock	200,354	(5)	—		1.6%	—	*
Scott C. Chandler	38,653		—		*	—	*
Timothy L. Duitsman	52,500		—		*	—	*
Robert W. Foskett	64,634		3,484,287	(6) (7)	*	100.0%	53.3%
Robert C. Penny III	55,884		3,237,878	(7)	*	92.9%	49.5%
Cary B. Wood	45,884		—		*	—	*
Mark A. Zorko	45,884		—		*	—	*
Jeniffer L. Jaynes	32,750		—		*	—	*
Jesse Swartwood	99,429		—		*	—	*
All Current Directors and Executive Officers as a group (9 Persons)	635,972		3,484,287		5.2%	100.0%	55.5%
Former Executive Officers
Alfred S. John	15,513		—		*	—	*
Thomas P. Minichiello	139,049	(8)	—		1.1%	—	*
_________________
* Less than 1%.

(1)
Includes options to purchase shares that are exercisable within 60 days of June 30, 2020, as follows: Ms. Jaynes: 2.500 shares; Mr. Swartwood: 41,250 shares; and all current directors and executive officers as a group: 43,750 shares.

(2)
Includes unvested restricted stock awards where the holder has voting rights but not dispositive rights as follows: Mr. Brannock: 21,014 shares; Mr. Chandler: 21,014 shares; Mr. Foskett: 21,014 shares; Mr. Penny: 21,014 shares; Mr. Wood: 21,014 shares; Mr. Zorko: 21,014 shares; and all current directors and executive officers as a group: 126,084 shares.

(3)
Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis. Holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have four votes per share.

(4)	Percentage of beneficial ownership and voting power is based on 12,329,880 shares of Class A Common Stock and 3,484,287 shares of Class B Common Stock outstanding as of June 30, 2020.

(5)	169,201 shares are held by Revocable Trust.

(6)
Includes 246,409 shares held in trust for the benefit of Mr. Penny’s children for which Mr. Foskett is trustee and has sole voting and dispositive power. Mr. Foskett disclaims beneficial ownership of these shares.

(7)
Includes 3,237,878 shares of Class B Common Stock held in the Voting Trust Agreement dated February 23, 1994, as amended (the “Voting Trust”), among Robert C. Penny III and certain members of the Penny family. Mr. Penny, Mr. Foskett, and Mr. Patrick J. McDonough, Jr. are co-trustees and have joint voting and dispositive power over all shares in the Voting Trust. Messrs. Penny, Foskett and McDonough each disclaim beneficial ownership with respect to all shares held in the Voting Trust in which they do not have a pecuniary interest. For additional information on the Voting Trust, see the Schedule 13D/A filed with the SEC on May 5, 2015. The Voting Trust contains 953,208 shares held for the benefit of Mr. Penny and 120,656 shares held for the benefit of Mr. Foskett. The address for Messrs. Penny, Foskett and McDonough is Robert W. Foskett, 1035 Pearl St. #400, Boulder, Colorado 80302.

(8)	5,000 shares are held by IRA.

Certain Stockholders
The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock, other than Messrs. Penny, Foskett and McDonough whose information is set forth above. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Name and Address of Beneficial Owner	Number of Class A Shares(2)	Number of Class B Shares(2)	Percent of Class A Common Stock	Percent of Class B Common Stock	Percent of Total Voting Power(3)
Renaissance Technologies LLC (1) 800 Third Avenue New York, NY 10022	906,770	—	7.4%	—	3.5%
David C. Hoeft 555 California Street, 40th Floor San Francisco, CA 94104	959,033	—	7.8%	—	3.7%
Silk Investment Advisors 24 Hearthstone Drive Medfield, MA 02052	761,787	—	6.2%	—	2.9%

(1)
In its capacity as an investment manager, the beneficial owner may be deemed to beneficially own the shares of Class A Common Stock listed in the table. The shares listed in the table are held by the beneficial owner for its own account or for the account of its clients.

(2)
Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis. Holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have four votes per share.

(3)	Percentage of beneficial ownership and voting power is based on 12,329,880 shares of Class A Common Stock and 3,484,287 shares of Class B Common Stock outstanding as of June 30, 2020.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of March 31, 2020, with respect to shares of our Class A Common Stock that may be issued under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders (3)	667,920	1.87	1,520,134
Equity compensation plans not approved by security holders	—	—	—
Total	667,920	1.87	1,520,134

(1)	Includes outstanding options, RSUs and PSUs.

(2)	Represents weighted-average exercise price of outstanding options.

(3)	All amounts in this row relate to the 2019 Omnibus Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

DIRECTOR INDEPENDENCE

In general, the Board determines whether a board member is independent by following the corporate governance rules of the NASDAQ Capital Stock Market (“NASDAQ”) and the applicable rules of the SEC. Our Board of Directors has determined that each of Messrs. Chandler, Foskett, Penny, Wood and Zorko are “independent” under the NASDAQ and SEC rules. The Board of Directors no longer considers Mr. Brannock to be independent based upon the NASDAQ interpretation which precludes a director from being independent after serving as interim CEO for more than one (1) year. However, the Board of Directors concludes that this relationship has not interfered with Mr. Brannock’s exercise of independent judgment in carrying out his responsibilities as a director, and is helpful. In making independence determinations, the Board also considered the registration rights with respect to the shares of common stock held in the Voting Trust that we have granted to Robert C. Penny III, Robert W. Foskett, and Patrick J. McDonough, Jr., as Trustees of the Voting Trust. Mr. Duitsman is not currently considered to be independent due to his service as the Company’s President and CEO; however, he was determined to be independent from June 2019 when he joined the Board until his appointment as the Company’s President and CEO in September 2019.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES TO THE COMPANY’S AUDITORS
Set forth below is a summary of certain fees paid to our independent auditors, Grant Thornton LLP, for services for the fiscal years 2020 and 2019, respectively.

Fee Category	Fiscal 2020	Fiscal 2019
Audit Fees	$346,655	$434,500
Audit-Related Fees	3,500	21,450
Tax Fees	—	—
All Other Fees	—	—
Total	$350,155	$455,950
Audit Fees
Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.
Audit-Related Fees
Audit-related fees consist of fees billed for professional services for physical inventories, diligence consulting and consultation on accounting matters.
Approval of Services Provided by Independent Registered Public Accounting Firm
The Audit Committee has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Committee will annually pre-approve services in specified accounting areas. The Committee also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.
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

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2020).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

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

*10.15	Summary of Director Compensation (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2020).

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

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report of Form 10-K for the year ended March 31, 2020).

23.1
Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on From 10-K for the year ended March 31, 2020).

31.1
Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2020).

31.1(a)	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2020).

31.2(a)	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2020).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2020.

WESTELL TECHNOLOGIES, INC.

By: /s/ Timothy L. Duitsman
Timothy L. Duitsman
President and Chief Executive Officer