Form 10-Q
period 2020-06-30
WESTELL TECHNOLOGIES INC
filed 2020-08-14
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 24, 2020:
Class A Common Stock, $0.01 Par Value – 12,331,407 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the ability to complete the proposed reverse/forward split transaction and/or the ability to realize its expected benefits, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel, the effects and consequences of the COVID-19 pandemic or other pandemics, and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2020, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks
The following terms used in this filing are our trademarks: ClearLink®, EdgeLinkTM, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,917	$20,869
Accounts receivable (net of allowance of $100 at June 30, 2020, and March 31, 2020)	4,899	4,047
Inventories	7,354	6,807
Prepaid expenses and other current assets	916	1,298
Total current assets	35,086	33,021
Land, property and equipment, gross	8,010	7,987
Less accumulated depreciation and amortization	(6,982)	(6,911)
Land, property and equipment, net	1,028	1,076
Intangible assets, net	2,463	2,728
Right-of-use assets on operating leases, net	2,771	628
Other non-current assets	114	73
Total assets	$41,462	$37,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,247	$1,065
Accrued expenses	3,028	3,136
Deferred revenue	955	1,099
Note Payable, SBA PPP loan - current	723	—
Total current liabilities	6,953	5,300
Note Payable, SBA PPP loan - non-current	917	—
Deferred revenue non-current	185	221
Lease liabilities non-current	2,226	250
Other non-current liabilities	225	94
Total liabilities	10,506	5,865
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,329,880 and 12,224,450 shares at June 30, 2020, and March 31, 2020, respectively	123	122
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at June 30 2020, and March 31, 2020	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,790	419,630
Treasury stock at cost – 5,270,620 and 5,215,453 shares at June 30, 2020, and March 31, 2020, respectively	(37,367)	(37,326)
Accumulated deficit	(351,625)	(350,800)
Total stockholders’ equity	30,956	31,661
Total liabilities and stockholders’ equity	$41,462	$37,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2020	2019
Revenue	$7,350	$9,002
Cost of revenue	4,508	5,756
Gross profit	2,842	3,246
Operating expenses
Research and development	945	1,556
Sales and marketing	1,376	2,332
General and administrative	1,210	1,364
Intangible amortization	226	308
Total operating expenses	3,757	5,560
Operating profit (loss)	(915)	(2,314)
Other income, net	30	164
Income (loss) before income taxes	(885)	(2,150)
Income tax benefit (expense)	60	(7)
Net income (loss) (1)	$(825)	$(2,157)
Net income (loss) per share:
Basic	$(0.05)	$(0.14)
Diluted net income (loss) per share:
Diluted	$(0.05)	$(0.14)
Weighted-average number of common shares outstanding:
Basic	15,665	15,455
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (2)	—	—
Diluted	15,665	15,455
_______

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company had 0.9 million and 1.0 million shares represented by common stock equivalents for the three months ended June 30, 2020 and June 30, 2019, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2020	$122	$35	$419,630	$(37,326)	$(350,800)	$31,661
Net income (loss)	—	—	—	—	(825)	(825)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(41)	—	(42)
Stock-based compensation	—	—	162	—	—	162
Balance, June 30, 2020	123	35	419,790	(37,367)	(351,625)	30,956

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	121	35	419,100	(37,307)	(342,855)	39,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(825)	$(2,157)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	336	451
Stock-based compensation	162	244
Exchange rate loss (gain)	(9)	(3)
Changes in assets and liabilities:
Accounts receivable	(843)	1,059
Inventories	(547)	(142)
Prepaid expenses and other current assets	382	33
Other assets	(2,184)	(1,103)
Deferred revenue	(180)	(318)
Accounts payable and accrued expenses	3,184	740
Net cash provided by (used in) operating activities	(524)	(1,196)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(14)
Net cash provided by (used in) investing activities	(23)	(14)
Cash flows from financing activities:
Proceeds from note payable to bank, SBA PPP loan	1,637	—
Purchases of treasury stock	(42)	(173)
Net cash provided by (used in) financing activities	1,595	(173)
Gain (loss) of exchange rate changes on cash	—	3
Net increase (decrease) in cash and cash equivalents	1,048	(1,380)
Cash and cash equivalents, beginning of period	20,869	25,457
Cash and cash equivalents, end of period	$21,917	$24,077

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
COVID-19 Impact

In March 2020, the World Health Organization declared the spread of a new strain of coronavirus (“COVID-19”) a pandemic. This outbreak continues to spread throughout the U.S. and around the world. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation while creating significant disruption and volatility of financial markets. The COVID-19 pandemic has impacted and may continue to impact the Company’s sales, supply chain availability and sourcing costs, our workforce and operations, as well as, that for our customers, contract manufacturers and other supply chain partners.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at June 30, 2020, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021.
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
Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. The reclassifications had no impact on total assets, total liabilities, total stockholders’ equity or net income (loss) as previously reported.
Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes
(“ASU 2019-12”). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2019-12 effective April 1, 2020, with no immediate impact to the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements established in Topic 820 have been removed, some have been modified and new disclosure requirements were added. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted 2018-13 effective April 1, 2020, with no immediate impact to the Company’s Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2018-15”). The main objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-15 effective April 1, 2020, with no immediate impact to the Company’s Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808) (“ASU 2018-18”). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 effective April 1, 2020, with no immediate impact to the Company's Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 will replace the current incurred loss approach with a new expected credit loss impairment model for trade receivables, loans, and other financial instruments. Under the new model, the estimate of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of ASU 2016-13 on the Company's Condensed Consolidated Financial Statements.
Note 2. Leases

The Company accounts for leases under ASC 842. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. The Company also made the accounting policy election to account for each separate lease component and non-lease component associated with that lease component as a single lease component, thus causing all fixed payments to be capitalized. The Company determines lease terms based on whether or not it is reasonably certain to exercise the lease extensions. The Company determines at inception whether an arrangement is a lease.

Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the net present value of remaining fixed lease payments over the lease term. Lease terms used to calculate the present value of the lease payments include any options to extend, renew, or terminate the lease, when it is reasonably certain that these options will be exercised. ROU assets also include any advance lease payments made and exclude any lease incentives. As the implicit interest rate for our leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease arrangements with non-lease components that are not in-substance fixed and considered variable, which were not included in the carrying balances of the ROU asset and lease liability. The Company does not have any finance leases. No leases require residual value guarantees.

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

Future minimum lease payments as of June 30, 2020, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2021 (1)	$335
2022	577
2023	577
2024	582
2025	593
Thereafter	268
Total lease payments	2,932
Less: imputed interest	(331)
Total operating lease liabilities	$2,601
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
As of June 30, 2020, the weighted-average remaining lease term was 5.3 years and the weighted-average discount rate was 4.5%.

During the first quarter of fiscal year 2021, the Company executed a lease extension for the Manchester, New Hampshire facility with the lease term extended to August 31, 2022 with an option to further extend the lease for one additional term of two years (the “NH extension”). The Company also executed a lease extension for the Aurora, IL facility in the quarter ended June 30, 2020 that extended the lease to November 30, 2025 with an option to extend the lease for one additional term of five years (the “IL extension”). The IL extension required a deposit, which is expected to be applied to the final two lease payments and is included in the calculation of the total lease liability. Prior to the extension, additional rent payments covering the Company’s portion of operating expenses and taxes were fixed and included in the lease liability balance. The amendment to extend the lease changed these fixed additional rent payments to variable payments with adjustments made based on actual operating expenses and taxes and, as such, would no longer be included in the lease liability balances beginning October 1, 2020.

During the second quarter of fiscal year 2020, as a cost savings effort, the Company executed a new 63 month lease for the Dublin, OH design service center rather than executing the two year option to extend the existing lease as previously assumed. The new lease commenced on December 1, 2019 and has a reduced footprint which is more suitable to our current operation. The new lease includes a renewal option to extend the initial lease term for an additional three years. The lease also includes a termination option effective the last day of the 39th month of the lease term. The cost to terminate under this option would be approximately $70,000. At this time, the Company does not expect to terminate the lease at the end of the 39th month of the lease term and so the cost to terminate is not included in the ROU asset and lease liability balance.
Our building leases include variable lease payments that are not included in the lease liability balances as they are based on the expenses which can vary during the term of each lease. At this time, the Company is not reasonably certain to exercise any of the options for further lease extensions so they are not included in the ROU asset and lease liability balance.
Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019
Operating lease expense	$148	$204
Variable lease expense (1)	22	40
Total lease expense (2)	$170	$244
_______
(1) Variable lease expense is related to our leased real estate and primarily includes labor and operational costs as well as taxes and insurance.

(2) Short-term lease expense is immaterial.
For the three months ended June 30, 2020 and June 30, 2019, cash paid for operating leases included in the measurement of lease liabilities was $0.3 million and $0.1 million, respectively. The increase in the three months ended June 30, 2020 is primarily due to the deposit from the IL extension. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2020 and March 31, 2020:

(in thousands)	June 30, 2020	March 31, 2020	Balance Sheet Classification
Assets:
ROU assets	$2,771	$628	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	375	339	Accrued expenses
Non-current operating lease liabilities	2,226	250	Lease liabilities non-current
Total lease liabilities	$2,601	$589
Note 3. Revenue Recognition and Deferred Revenue

The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606"). The Company's revenue is derived from the sale of products, software, and services identified in contracts. A contract exists when both parties have an approved agreement that creates enforceable rights and obligations, identifies performance obligations and payment terms and has commercial substance. The Company records revenue from these contracts when control of the products or services transfer to the customer. The amount of revenue to be recognized is based upon the consideration, including the impact of any variable consideration, that the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of revenue

The following table disaggregates our revenue by major source:

(in thousands)	Three months ended June 30,
	2020	2019
Revenue:
Products	$6,198	$7,815
Software	17	19
Services	1,135	1,168
Total revenue	$7,350	$9,002

The following is the expected future revenue recognition timing of deferred revenue as of June 30, 2020:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$955	$109	$76

During each of the three months ended June 30, 2020, and June 30, 2019, the Company recognized $0.4 million of revenue related to contract liabilities at the beginning of the periods.

The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million at both June 30, 2020, and March 31, 2020.
Note 4. Long-term Debt and Note Payable to Bank

The Company has a Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”). On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The interest rate is fixed at 0.98% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  The Company intends to adhere to the requirement and apply for loan forgiveness. If the loan is not forgiven, the Company will pay principal and interest payments of approximately $92,000 every month, beginning seven months from the effective date of the PPP Loan.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable 2 years from the effective date of the PPP Loan.  The current portion and non-current portions of the PPP Loan is $0.7 million and $0.9 million respectively.  The Company had no other debt as of June 30, 2020 or March 31, 2020.
Note 5. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (“CODM") for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM continues to define segment profit as gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2020, and as updated in this filing.
The Company’s three reportable segments are as follows:
In-Building Wireless (“IBW") Segment
The IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor wireless network. For cellular service, solutions include distributed antenna system (“DAS") conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
Intelligent Site Management (“ISM") Segment
ISM segment solutions include a suite of remote units, which provide machine-to-machine (“M2M") communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company's Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (“CNS") Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use.  The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity panels, and T1 network interface units (“NIUs").

Segment information for the three months ended June 30, 2020, and 2019, is set forth below:

	Three months ended June 30, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,949	$2,047	$2,354	$7,350
Cost of revenue	1,749	892	1,867	4,508
Gross profit	1,200	1,155	487	2,842
Gross margin	40.7%	56.4%	20.7%	38.7%
Research and development	349	382	214	945
Segment profit	$851	$773	$273	1,897
Operating expenses:
Sales and marketing				1,376
General and administrative				1,210
Intangible amortization				226
Operating profit (loss)				(915)
Other income, net				30
Income tax benefit (expense)				60
Net income (loss)				$(825)

	Three months ended June 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,923	$3,095	$2,984	$9,002
Cost of revenue	1,951	1,516	2,289	5,756
Gross profit	972	1,579	695	3,246
Gross margin	33.3%	51.0%	23.3%	36.1%
Research and development	399	701	456	1,556
Segment profit	$573	$878	$239	1,690
Operating expenses:
Sales and marketing				2,332
General and administrative				1,364
Intangible amortization				308
Operating profit (loss)				(2,314)
Other income, net				164
Income tax benefit (expense)				(7)
Net income (loss)				$(2,157)

Segment asset information is not reported to or used by the CODM.
Note 6. Inventories
Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. The components of net inventories are as follows:

(in thousands)	June 30, 2020	March 31, 2020
Raw materials	$2,369	$2,188
Work-in-process	—	—
Finished goods	4,985	4,619
Total inventories	$7,354	$6,807

The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The Company recorded provision for excess and obsolete inventory with a charge of $0.6 million in the three months ended June 30, 2019. The charges for the provision for excess and obsolete inventory for the three months ended June 30, 2020, were negligible. These costs are presented in Cost of revenue on the Condensed Consolidated Statements of Operations. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
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
The stock options, restricted stock awards, and restricted stock units (“RSUs”) awarded under the 2019 Plan generally vest in equal annual installments over 3 years for employees and 1 year for non-employee directors. Performance stock units (“PSUs”) earned vest over the performance period. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares for stock awards under the 2019 Plan.
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three months ended June 30, 2020, and 2019:

	Three months ended June 30,
(in thousands)	2020	2019
Stock-based compensation expense	$162	$244
Income tax benefit	—	—
Total stock-based compensation expense, after taxes	$162	$244
Stock Options
Stock option activity for the three months ended June 30, 2020, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2020	221,812	$1.87	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding on June 30, 2020	221,812	$1.87	5.1	$—

_______

(1)
The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the three months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	128,584	$1.39
Granted	—	—
Vested	(2,500)	1.72
Forfeited	—	—
Non-vested as of June 30, 2020	126,084	$1.38
RSUs
The following table sets forth the RSU activity for the three months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	441,108	$2.31
Granted	271,140	0.78
Vested	(160,597)	2.87
Forfeited	—	—
Non-vested as of June 30, 2020	551,651	$1.39
PSUs

PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2021. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the three months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020 (at target)	5,000	$1.38
Granted, at target	229,303	0.78
Vested	—	—
Forfeited	(5,000)	1.38
Non-vested as of June 30, 2020 (at target)	229,303	$0.78
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $88,000 and $120,000 as of June 30, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $42,000 and $40,000 as of June 30, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended June 30,
(in thousands)	2020	2019
Total product warranty reserve at the beginning of the period	$160	$130
Warranty expense to cost of revenue	32	12
Utilization	(62)	(12)
Total product warranty reserve at the end of the period	$130	$130
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of both June 30, 2020, and March 31, 2020, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for the three months ended June 30, 2020, and 2019, was $0.3 million and $0.4 million, respectively. Accounts receivable from AKA was $0.2 million as of both June 30, 2020, and March 31, 2020. AKA deferred revenue, which primarily relates to maintenance contracts, was $0.4 million and $0.5 million as of June 30, 2020, and March 31, 2020, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of June 30, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. As of March 31, 2020, the Company had $348,000 of tax receivables associated with a prior AMT credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.
The Company recorded $60,000 of income tax benefit in the three months ended June 30, 2020, using an effective income tax rate of (0.18)% plus discrete items. The Company recorded $7,000 of income tax expense in the three months ended June 30, 2019, using an effective rate of (0.30)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Note 11. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2020, and March 31, 2020, the Company has not recorded any contingent liability attributable to existing litigation.

Lease Obligations
The Company currently occupies office space under operating leases, with various expiration dates through November 2025. The Company’s office leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. For further details, refer to Note 2. Leases.
Note 12. Fair Value Measurements
Fair value is defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of June 30, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$21,891	$21,891	—	—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,690	$20,690	—	—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial instruments.

Note 13. Share Repurchases
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the “2017 authorization”). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the “2011 authorization”). There were no shares repurchased under the 2017 authorization during the three months ended June 30, 2020 or June 30, 2019. As of June 30, 2020, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the three months ended June 30, 2020 and June 30, 2019, the Company repurchased 55,167 and 80,936 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $0.76 and $2.15 per share, respectively.
Note 14. Intangible Assets

Intangible assets include customer relationships, trade names, developed technology, product licensing rights, and other intangibles. Intangible assets with determinable lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

There was no intangible asset impairment during the three months ended June 30, 2020, or the three months ended June 30, 2019.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	June 30, 2020	March 31, 2020
Accrued compensation	$586	$596
Accrued contractual obligation	1,445	1,445
Current operating lease liability	375	339
Other accrued expenses	622	756
Total accrued expenses	$3,028	$3,136

Note 16. Land, Property, and Equipment

Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the three months ended June 30, 2020, or June 30, 2019.
The components of fixed assets are as follows:

(in thousands)	June 30, 2020	March 31, 2020
Land	$672	$672
Machinery and equipment	1,421	1,415
Office, computer and research equipment	5,129	5,112
Leasehold improvements	788	788
Land, property and equipment, gross	8,010	7,987
Less accumulated depreciation and amortization	(6,982)	(6,911)
Land, property and equipment, net	$1,028	$1,076

Note 17. Subsequent Event
On July 10, 2020, the Company announced that a Special Committee of independent directors has recommended, and its Board of Directors has approved, a plan for a proposed transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of Class A Common Stock and Class B Common Stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market. It is expected that this transaction would be effectuated late in the third quarter or early in the fourth quarter of calendar year 2020, subject to stockholders approving the proposed transaction at the Annual Meeting of Stockholders.
The Company is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company’s resources on enhancing long-term stockholder value.
Information concerning the proposed transaction is set forth in the definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020. Stockholders are urged to read the definitive proxy statement carefully.

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
Westell Technologies, Inc., (the “Company”) is a leading provider of high-performance network infrastructure solutions focused on innovation and differentiation at the edge of communication networks where end users connect. The Company’s portfolio of products and solutions enable service providers and network operators to improve performance and reduce operating expenses. With millions of products successfully deployed worldwide, Westell is a trusted partner for transforming networks into high performance, reliable systems.
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. During the first quarter of fiscal year 2021, this outbreak grew and continues to spread throughout the U.S. and around the world. As a result, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantines, shelter-in-place orders, business restrictions and shut-downs. The Company is considered an “essential business” due to the industries and customers we serve, including critical telecommunications infrastructure. Accordingly, we have followed CDC recommendations and have continued operations with enhanced safety precautions throughout the pandemic.
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
The impact of COVID-19 continues to evolve. There is significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our customers, contract manufacturers and other supply chain partners.
We are continuing to monitor developments related to the pandemic on our own operations as well as on our suppliers, contract manufacturers and customers. We intend to adapt to the evolving environment while acting to ensure the health and safety of our employees.
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

Segments
The Company’s three reportable segments are as follows:
In-Building Wireless (“IBW") Segment
The IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing "macro" outdoor wireless network. For cellular service, solutions include distributed antenna system (“DAS") conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
Intelligent Site Management (“ISM") Segment
ISM segment solutions include a suite of remote units, which provide machine-to-machine (“M2M") communications that enable operators to remotely monitor, manage, and control physical site infrastructure and support systems. Remote units can be and often are combined with the Company's Optima management software system. ISM also offers support services (i.e., maintenance agreements) and deployment services (i.e., installation).
Communications Network Solutions (“CNS") Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use.  The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity panels, and T1 network interface units (“NIUs").
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
Other Matters
On July 10, 2020, the Company announced that a Special Committee of independent directors has recommended, and its Board of Directors has approved, a plan for a proposed transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of Class A Common Stock and Class B Common Stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market. It is expected that this transaction would be effectuated late in the third quarter or early in the fourth quarter of calendar year 2020, subject to stockholders approving the proposed transaction at the Annual Meeting of Stockholders.
The Company is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company’s resources on enhancing long-term stockholder value.
We believe that the total cash requirement of the proposed reverse/forward split transaction to the Company will be approximately $8.1 million. This amount includes approximately $300,000 of legal, accounting and financial advisory fees and other costs to effect the Transaction. The actual amounts paid for costs and the cash out of fractional shares will likely vary. The total amount could be larger or smaller depending on, among other things, the number of fractional shares that will be outstanding after the Transaction as a result of purchases, sales and other transfers of our Class A Common Stock and Class B Common Stock of the Company by our stockholders.

Information concerning the proposed transaction is set forth in the definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020. Stockholders are urged to read the definitive proxy statement carefully.
Results of Operations
Below is a table that compares revenue for the three months ended June 30, 2020, and 2019, by segment.
Revenue

	Three months ended June 30,
(in thousands)	2020	2019	Change
IBW	$2,949	$2,923	$26
ISM	2,047	3,095	(1,048)
CNS	2,354	2,984	(630)
Consolidated revenue	$7,350	$9,002	$(1,652)
IBW
IBW revenue was relatively flat at $2.9 million in both the three months ended June 30, 2020 and June 30, 2019.
The following is a more detailed analysis of the IBW product revenue in the three months ended June 30, 2020, compared to the same respective period in the prior year and anticipated trends:

•
The Company recognized its first revenue of approximately $0.2 million from the new Crossfire Cellular DAS product line. The Crossfire system is a digital transport system extending cellular signals throughout buildings where existing cellular coverage is poor. Due to the project-based nature for this revenue, it is difficult to make a determination on future trends, but we anticipate the new Crossfire product line is a growth opportunity.

•
Sales of DAS conditioners, which includes our Universal DAS Interface Tray (“UDIT”) active conditioner, were up over the prior year quarter due to expansion of previously installed systems. During fiscal year 2020, sales of DAS conditioners decreased due to network architecture shifts to alternative, non-DAS solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner.

•
Sales of cellular repeaters were down approximately $0.2 million. While still a reliable and proven solution for amplifying cellular coverage inside a building, lower sales of cellular repeaters are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect the cellular repeater market to decline as customers continue to shift to other forms of commercial in-building coverage, such as small cells.

•
Despite the slowdown in installations due to COVID-19 during the quarter, sales increased modestly for our public safety products, which include Class A Repeaters, Class B Repeaters and battery backup units, compared to the same period in the prior year. These public safety repeaters perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements. We expect the market for public safety products to continue to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.

•
Ancillary products (passive RF system components and antennas) sales showed a modest decrease. Future ancillary product revenue could potentially increase with the increase in public safety revenue, but may follow the same flat-to-down trend as DAS conditioners and cellular repeaters.

Many IBW products are installed during new construction projects and major renovations. Restricted travel to customer worksites or government regulations and economic impacts due to COVID-19 may reduce or delay construction projects impacting the amount and timing of revenue.
ISM
ISM revenue was $2.0 million in the three months ended June 30, 2020, compared to $3.1 million in the same respective period in the prior year. The decrease in revenue in the three months ended June 30, 2020, primarily was due to decreased sales of remote units. The decreased sales of remote units was driven by a slowdown in demand from two existing customers for additional remote site monitoring. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
COVID-19 related travel restrictions are expected to impact timing of new installations while government and customer restrictions remain in place. Although it is uncertain, we may see an increased demand for our ISM remote monitoring equipment and software given the current market conditions, as they may prevent the need for or improve the efficiency of truck rolls to customer sites.
CNS
CNS revenue was $2.4 million in the three months ended June 30, 2020, compared to $3.0 million in the same respective period in the prior year. The decrease in revenue in the period ended June 30, 2020, was due to lower sales across each of the product lines offset by a small increase in sales from integrated cabinets.
Sales of integrated cabinets, which are heavily project-based, are likely to remain uneven, but we expect them to increase near term. We expect sales of power distribution products and copper/fiber connectivity panels to remain steady, while we expect revenue from T1 NIUs and TMAs, which are older technology with declining use, to continue to decrease over time.
COVID-19 restrictions on travel, quarantines and shelter-in-place orders by local authorities could increase demand for our CNS integrated cabinets used in rural broadband, which is expected to expand to support a larger number of people working remotely. However, customers could feel pressure to delay capital spending to preserve cash.
Gross Margin

	Three months ended June 30,
	2020	2019	Change
IBW	40.7%	33.3%	7.4%
ISM	56.4%	51.0%	5.4%
CNS	20.7%	23.3%	(2.6)%
Consolidated gross margin	38.7%	36.1%	2.6%
The consolidated gross margin increased by 2.6% in the three months ended June 30, 2020, compared to the same period in the prior year. The increase was primarily due to lower costs associated with excess and obsolete inventory. The Company recorded provision for excess and obsolete inventory with a charge of $0.6 million in the three months ended June 30, 2019. The charges for the provision for excess and obsolete inventory for the three months ended June 30, 2020, were negligible.
The primary factors that caused the period-over-period changes within each segment are as follows:

•	IBW segment gross margin increased, by 7.4%, due primarily to lower excess and obsolete inventory costs along with a more favorable product mix.

•	ISM segment gross margin increased, by 5.4%, due primarily to lower excess and obsolete inventory costs along with a more favorable mix.

•
CNS segment gross margin decreased, by 2.6%, due primarily to increased product costs due to alternative source suppliers to meet customer demands given the COVID-19 supply chain disruptions and lower revenue against fixed costs, partially offset by lower excess and obsolete inventory costs.

Research and Development

	Three months ended June 30,
(in thousands)	2020	2019	Change
IBW	$349	$399	$(50)
ISM	382	701	(319)
CNS	214	456	(242)
Consolidated research and development expense	$945	$1,556	$(611)
Research and development expenses decreased by $0.6 million in the three months ended June 30, 2020, compared to the same period in the prior year. The decrease was primarily attributable to a lower expense structure resulting from the Company's overall cost reduction efforts, including the restructuring in the quarter ended December 31, 2019 and by lower R&D expense due to a temporary salary reduction during the quarter in response to COVID-19.

Sales and Marketing

	Three months ended June 30,
(in thousands)	2020	2019	Change
Consolidated sales and marketing expense	$1,376	$2,332	$(956)
Sales and marketing expense decreased $1.0 million in the three months ended June 30, 2020, compared to same period in the prior fiscal year. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts, including a temporary salary reduction during the quarter in response to COVID-19.
General and Administrative

	Three months ended June 30,
(in thousands)	2020	2019	Change
Consolidated general and administrative expense	$1,210	$1,364	$(154)
Consolidated general and administrative expense decreased $0.2 million in the three months ended June 30, 2020, compared to the same period in the prior fiscal year. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts, including a temporary salary reduction during the quarter in response to COVID-19.
Intangible amortization
Acquisition-related amortization

	Three months ended June 30,
(in thousands)	2020	2019	Change
Consolidated intangible amortization	$226	$308	$(82)
Amortization in the three months ended June 30, 2020, and June 30, 2019, were non-cash expenses related to ISM intangible assets established through a prior acquisition. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decrease of $0.1 million in three months ended June 30, 2020, compared to the same period in the prior fiscal year, resulted primarily from trademark intangibles becoming fully amortized during the fourth quarter of fiscal 2020.
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). The acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations and during the three months ended June 30, 2020 was approximately $39,000.
Other income, net

	Three months ended June 30,
(in thousands)	2020	2019	Change
Consolidated other income (expense)	$30	$164	$(134)
Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The decrease during the three months ended June 30, 2020, compared to the prior fiscal year, was primarily due to decreased cash balances and lower interest rates on investments.
Income tax expense
As of March 31, 2020, the Company had $348,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.

The Company recorded $60,000 of income tax benefit in the three months ended June 30, 2020, using an effective income tax rate of (0.18)% plus discrete items. The Company recorded $7,000 of income tax expense in the three months ended June 30, 2019, using an effective income tax rate of (0.30)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net loss was $0.8 million and $2.2 million in the three months ended June 30, 2020 and 2019, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
Due to significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders, our ability to sustain our operations as the COVID-19 pandemic evolves, we are proactively managing costs and working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through director fee reductions, elimination of non-essential travel, and reduced discretionary spending. At June 30, 2020, the Company had $21.9 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities.
To preserve cash and liquidity, we are delaying non-essential capital expenditures and will delay usage of funds authorized under our stock repurchase program. On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The interest rate is fixed at 0.98% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  If the loan is not forgiven, the Company will pay principal and interest payments of approximately $92,000 every month, beginning seven months from the April 8, 2020 effective date of the PPP Loan.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan.  The current portion and non-current portions of the PPP Loan is $0.7 million and $0.9 million respectively.  The Company continues to monitor government economic stabilization efforts and is participating in the payroll tax deferral program. As discussed above, the total cash requirements of the proposed forward/reverse split transaction to the Company are expected to be approximately $8.1 million. We expect our existing cash balance and proceeds from the PPP loan will be sufficient to meet our liquidity needs for the next twelve months.
Cash Flows
The significant changes in cash flows were as follows:

	Three months ended June 30,
(in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(524)	$(1,196)
Investing activities	(23)	(14)
Financing activities	1,595	(173)
Effect of exchange rate on changes on cash	—	3
Net increase (decrease) in cash and cash equivalents	$1,048	$(1,380)
Net cash used by operating activities was $0.5 million in the three months ended June 30, 2020, compared to $1.2 million used in the same period of the prior year. The change resulted primarily from the decreased net loss in the current period adjusted for non-cash items offset in part by an increase in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities in the three months ended June 30, 2020 and 2019, was to purchase property and equipment.
Net cash provided by financing activities was $1.6 million in the three months ended June 30, 2020, compared to $0.2 million used in the same period of the prior year. The change resulted primarily from the proceeds from the PPP loan when compared to the same period in the prior year.

As of June 30, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. Also, as of June 30, 2020, the Company had a $1.8 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Critical Accounting Policies
A complete description of the Company’s significant accounting policies is discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There have been no material changes in the Company's critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended March 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of operations the Company is routinely audited and subject to inquiries by governmental and regulatory agencies or receives claims that could have an unfavorable outcome. Although it is not possible to predict with certainty the outcome of these or other unresolved legal actions or the range of possible loss, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated operations or financial condition.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Part 1 – Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2020, for information about risk factors. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2020, except as follow:

Subject to stockholder approval, our board of directors has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of our Class A Common Stock and terminate the registration of the Class A Common Stock under the Exchange Act.

On July 10, 2020, we announced a proposed reverse/forward stock split transaction.  If the proposed reverse/forward stock split is effected, we intend to terminate the registration of our Class A Common Stock under the Exchange Act.  Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors.  In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws.  Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in our common stock with the SEC.  In addition, our executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, following the effective time of the reverse/forward stock split, the Company plans to delist the Class A Common Stock from the Nasdaq Stock Market. Any trading in our Class A Common Stock after the deregistration and delisting would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of common stock more difficult, which may cause the value of our common stock to decrease.

Information concerning the proposed transaction is set forth in the definitive proxy statement for the Company’s 2020 annual meeting of stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020.  Stockholders are urged to read the definitive proxy statement carefully.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
April 2020	52,606	$0.7626	—	$680,957
May 2020	—	—	—	680,957
June 2020	2,561	0.7798	—	680,957
Total	55,167	$0.7634	—	$680,957

(a)
In the three months ended June 30, 2020, the Company repurchased 55,167 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $0.76 per share.

(b)
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of June 30, 2020.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Timothy Duitsman on April 1, 2020.

Exhibit 10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Jesse Swartwood on April 1, 2020.

Exhibit 10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Jeniffer Jaynes on April 1, 2020.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	August 14, 2020	By:	/s/ Timothy L. Duitsman
Timothy L. Duitsman
Chief Executive Officer

		By:	/s/ Jeniffer L. Jaynes
Jeniffer L. Jaynes
Interim Chief Financial Officer