Form 10-Q
period 2020-09-30
WESTELL TECHNOLOGIES INC
filed 2020-11-06
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2020:
Class A Common Stock, $0.01 Par Value – 7,523,715 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (“U.S.”) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel, the effects and consequences of the COVID-19 pandemic or other pandemics, and other risks more fully described in the Company's Form 10-K for the fiscal year ended March 31, 2020, under Item 1A - Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

Trademarks
The following terms used in this filing are our trademarks: ClearLink®, EdgeLinkTM, Kentrox®, Optima Management System®, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,459	$20,869
Accounts receivable (net of allowance of $100 at September 30, 2020, and March 31, 2020)	4,511	4,047
Inventories	7,559	6,807
Prepaid expenses and other current assets	765	1,298
Total current assets	34,294	33,021
Land, property and equipment, gross	7,694	7,987
Less accumulated depreciation and amortization	(6,687)	(6,911)
Land, property and equipment, net	1,007	1,076
Intangible assets, net	2,198	2,728
Right-of-use assets on operating leases, net	2,650	628
Other non-current assets	111	73
Total assets	$40,260	$37,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,214	$1,065
Accrued expenses	3,052	3,136
Deferred revenue	529	1,099
Note Payable, SBA PPP loan - current	1,001	—
Total current liabilities	6,796	5,300
Note Payable, SBA PPP loan - non-current	643	—
Deferred revenue non-current	155	221
Lease liabilities non-current	2,108	250
Other non-current liabilities	350	94
Total liabilities	10,052	5,865
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 12,408,495 and 12,224,450 shares at September 30, 2020, and March 31, 2020, respectively	124	122
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at September 30, 2020, and March 31, 2020	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	419,937	419,630
Treasury stock at cost – 5,280,196 and 5,215,453 shares at September 30, 2020, and March 31, 2020, respectively	(37,378)	(37,326)
Accumulated deficit	(352,510)	(350,800)
Total stockholders’ equity	30,208	31,661
Total liabilities and stockholders’ equity	$40,260	$37,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue	$8,320	$7,569	$15,670	$16,571
Cost of revenue	5,529	5,990	10,037	11,746
Gross profit	2,791	1,579	5,633	4,825
Operating expenses
Research and development	914	1,449	1,859	3,005
Sales and marketing	1,448	2,259	2,824	4,591
General and administrative	1,102	1,249	2,312	2,613
Intangible amortization	225	308	451	616
Total operating expenses	3,689	5,265	7,446	10,825
Operating profit (loss)	(898)	(3,686)	(1,813)	(6,000)
Other income, net	15	125	45	289
Income (loss) before income taxes	(883)	(3,561)	(1,768)	(5,711)
Income tax benefit (expense)	(2)	—	58	(7)
Net income (loss) (1)	$(885)	$(3,561)	$(1,710)	$(5,718)
Net income (loss) per share:
Basic	$(0.06)	$(0.23)	$(0.11)	$(0.37)
Diluted net income (loss) per share:
Diluted	$(0.06)	$(0.23)	$(0.11)	$(0.37)
Weighted-average number of common shares outstanding:
Basic	15,726	15,512	15,695	15,483
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (2)	—	—	—	—
Diluted	15,726	15,512	15,695	15,483
_______

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company had 0.9 million shares represented by common stock equivalents for the three and six months ended September 30, 2020 and September 30, 2019, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2020	$122	$35	$419,630	$(37,326)	$(350,800)	$31,661
Net income (loss)	—	—	—	—	(825)	(825)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(41)	—	(42)
Stock-based compensation	—	—	162	—	—	162
Balance, June 30, 2020	123	35	419,790	(37,367)	(351,625)	30,956
Net income (loss)	—	—	—	—	(885)	(885)
Common stock issued	1	—	(1)	—	—	—
Purchase of treasury stock	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	148	—	—	148
Balance, September 30, 2020	$124	$35	$419,937	$(37,378)	$(352,510)	$30,208

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	121	35	419,100	(37,307)	(342,855)	39,094
Net income (loss)	—	—	—	—	(3,561)	(3,561)
Common stock issued	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	201	—	—	201
Balance, September 30, 2019	$122	$35	$419,301	$(37,323)	$(346,416)	$35,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,710)	$(5,718)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	672	942
Stock-based compensation	310	445
Loss (gain) on sale of fixed assets	—	(11)
Exchange rate loss (gain)	(12)	3
Changes in assets and liabilities:
Accounts receivable	(452)	1,829
Inventories	(752)	1,483
Prepaid expenses and other current assets	533	(122)
Other assets	(2,060)	(638)
Deferred revenue	(636)	(707)
Accounts payable and accrued expenses	3,186	950
Net cash provided by (used in) operating activities	(921)	(1,544)
Cash flows from investing activities:
Purchase of product licensing rights	—	(1,950)
Purchases of property and equipment	(73)	(59)
Net cash provided by (used in) investing activities	(73)	(2,009)
Cash flows from financing activities:
Proceeds from note payable to bank, SBA PPP loan	1,637	—
Purchases of treasury stock	(53)	(189)
Net cash provided by (used in) financing activities	1,584	(189)
Gain (loss) of exchange rate changes on cash	—	1
Net increase (decrease) in cash and cash equivalents	590	(3,741)
Cash and cash equivalents, beginning of period	20,869	25,457
Cash and cash equivalents, end of period	$21,459	$21,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Reverse/Forward Stock Split
The Company’s Board of Directors approved a proposal to amend the Company’s certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020, therefore all share numbers, except on the cover, and stock prices reflected in this filing are on a pre-split basis and do not reflect the effects of the Transaction. See Note 17, Subsequent Events, for additional information.
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
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at September 30, 2020, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021.
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

Future minimum lease payments as of September 30, 2020, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2021 (1)	$197
2022	577
2023	577
2024	582
2025	593
Thereafter	268
Total lease payments	2,794
Less: imputed interest	(302)
Total operating lease liabilities	$2,492
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
As of September 30, 2020, the weighted-average remaining lease term was 5.0 years and the weighted-average discount rate was 4.5%.
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
Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$150	$204	$298	$408
Variable lease expense (1)	17	23	39	63
Total lease expense (2)	$167	$227	$337	$471
_______
(1) Variable lease expense is related to our leased real estate and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the three and six months ended September 30, 2020, cash paid for operating leases included in the measurement of lease liabilities was $0.2 million and $0.5 million, respectively, compared to $0.3 million and $0.4 million for the three and six months ended September 30, 2019, respectively. The increase in cash paid for operating leases in the six months ended

September 30, 2020 is primarily due to the deposit from the IL extension. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows. In addition, the Company obtained approximately $2.3 million of ROU assets in exchange for related operating lease liabilities during the six months ending September 30, 2020.

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2020 and March 31, 2020:

(in thousands)	September 30, 2020	March 31, 2020	Balance Sheet Classification
Assets:
ROU assets	$2,650	$628	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	384	339	Accrued expenses
Non-current operating lease liabilities	2,108	250	Lease liabilities non-current
Total lease liabilities	$2,492	$589
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

Disaggregation of revenue
The following table disaggregates our revenue by major source:

(in thousands)	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$6,961	$6,317	$13,159	$14,132
Software	147	161	164	180
Services	1,212	1,091	2,347	2,259
Total revenue	$8,320	$7,569	$15,670	$16,571

Deferred Revenue
The following is the expected future revenue recognition timing of deferred revenue as of September 30, 2020:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$529	$100	$55

During each of the six months ended September 30, 2020, and September 30, 2019, the Company recognized $0.8 million of revenue related to contract liabilities at the beginning of the periods.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million at both September 30, 2020, and March 31, 2020. The product returns liability was $0.1 million and $0.2 million at September 30, 2020 and March 31, 2020, respectively.

Note 4. Long-term Debt and Note Payable to Bank
The Company has a Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”). On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The interest rate is fixed at 0.98% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  The Company intends to adhere to the requirements and apply for loan forgiveness once JPMorgan Chase Bank begins accepting the applications. If the loan is not forgiven, the Company will pay principal and interest payments of approximately $92,000 every month, beginning seven months from the effective date of the PPP Loan, but not before submitting the forgiveness application.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable 2 years from the effective date of the PPP Loan.  The current portion and non-current portions of the PPP Loan is $1,001,000 and $643,000 respectively, based on the original terms of the loan. The Company had no other debt as of September 30, 2020 or March 31, 2020.
Note 5. Interim Segment Information
Segment information is presented in accordance with a “management approach", which designates the internal reporting used by the chief operating decision-maker (“CODM") for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM defines segment profit as gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for year ended March 31, 2020, and as updated in this filing.
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

Segment information for the three and six months ended September 30, 2020, and 2019, is set forth below:

	Three months ended September 30, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$3,021	$1,908	$3,391	$8,320
Cost of revenue	1,987	883	2,659	5,529
Gross profit	1,034	1,025	732	2,791
Gross margin	34.2%	53.7%	21.6%	33.5%
Research and development	315	404	195	914
Segment profit	$719	$621	$537	1,877
Operating expenses:
Sales and marketing				1,448

General and administrative				1,102
Intangible amortization				225
Operating profit (loss)				(898)
Other income, net				15
Income tax benefit (expense)				(2)
Net income (loss)				$(885)

	Three months ended September 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,618	$2,646	$2,305	$7,569
Cost of revenue	2,205	1,604	2,181	5,990
Gross profit	413	1,042	124	1,579
Gross margin	15.8%	39.4%	5.4%	20.9%
Research and development	403	619	427	1,449
Segment profit (loss)	$10	$423	$(303)	130
Operating expenses:
Sales and marketing				2,259
General and administrative				1,249
Intangible amortization				308
Operating profit (loss)				(3,686)
Other income, net				125
Income tax benefit (expense)				—
Net income (loss)				$(3,561)

	Six months ended September 30, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$5,970	$3,955	$5,745	$15,670
Cost of revenue	3,736	1,775	4,526	10,037
Gross profit	2,234	2,180	1,219	5,633
Gross margin	37.4%	55.1%	21.2%	35.9%
Research and development	664	786	409	1,859
Segment profit	$1,570	$1,394	$810	3,774
Operating expenses:
Sales and marketing				2,824
General and administrative				2,312
Intangible amortization				451
Operating profit (loss)				(1,813)
Other income, net				45
Income tax benefit (expense)				58
Net income (loss)				$(1,710)

	Six months ended September 30, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$5,541	$5,741	$5,289	$16,571
Cost of revenue	4,156	3,120	4,470	11,746
Gross profit	1,385	2,621	819	4,825
Gross margin	25.0%	45.7%	15.5%	29.1%
Research and development	802	1,320	883	3,005
Segment profit (loss)	$583	$1,301	$(64)	1,820
Operating expenses:
Sales and marketing				4,591
General and administrative				2,613
Intangible amortization				616
Operating profit (loss)				(6,000)
Other income, net				289
Income tax benefit (expense)				(7)
Net income (loss)				$(5,718)

Segment asset information is not reported to or used by the CODM.
Note 6. Inventories
Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. The components of net inventories are as follows:

(in thousands)	September 30, 2020	March 31, 2020
Raw materials	$2,416	$2,188
Finished goods	5,143	4,619
Total inventories	$7,559	$6,807

The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The charges for the provision for excess and obsolete inventory for the three and six months ended September 30, 2020, were negligible. The Company recorded provisions for excess and obsolete inventory with charges of $1.3 million and $2.0 million, respectively, in the three and six months ended September 30, 2019. These costs are presented in Cost of revenue on the Condensed Consolidated Statements of Operations. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and six months ended September 30, 2020, and 2019:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$148	$201	$310	$445
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$148	$201	$310	$445
Stock Options
Stock option activity for the six months ended September 30, 2020, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2020	221,812	$1.87	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding on September 30, 2020	221,812	$1.87	4.8	$—

_______
(1)The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the six months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	128,584	$1.39
Granted	24,192	1.24
Vested	(128,584)	1.39
Forfeited	—	—
Non-vested as of September 30, 2020	24,192	$1.24
RSUs
The following table sets forth the RSU activity for the six months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	441,108	$2.31
Granted	271,140	0.78
Vested	(224,596)	2.51
Forfeited	(2,000)	3.22
Non-vested as of September 30, 2020	485,652	$1.36
PSUs
PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2021. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the six months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020 (at target)	5,000	$1.38
Granted, at target	229,303	0.78
Vested	—	—
Forfeited	(5,000)	1.38
Non-vested as of September 30, 2020 (at target)	229,303	$0.78
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment, and one to seven years for products within the CNS segment. The specific terms and conditions of those warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $88,000 and $120,000 as of September 30, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $42,000 and $40,000 as of September 30, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2020	2019	2020	2019
Total product warranty reserve at the beginning of the period	$130	$130	$160	$130
Warranty expense to cost of revenue	47	22	79	34
Utilization	(47)	(22)	(109)	(34)
Total product warranty reserve at the end of the period	$130	$130	$130	$130
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of both September 30, 2020, and March 31, 2020, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets.
The Company's revenue from sales to AKA for both the three months ended September 30, 2020, and 2019, was $0.3 million. The Company's revenue from sales to AKA for the six months ended September 30, 2020, and 2019, was $0.6 million and $0.7 million, respectively. Accounts receivable from AKA was $0.2 million as of both September 30, 2020, and March 31, 2020. AKA deferred revenue, which primarily relates to maintenance contracts, was $0.3 million and $0.5 million as of September 30, 2020, and March 31, 2020, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of September 30, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. See Note 17, Subsequent Events, for additional information. As of March 31, 2020, the Company had $348,000 of tax receivables associated with a prior AMT credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.
The Company recorded $2,000 of income tax expense and $58,000 of income tax benefit in the three and six months ended September 30, 2020, using an effective income tax rate of (0.19)% plus discrete items. The Company recorded $0 and $7,000 of income tax expense in the three and six months ended September 30, 2019, using an effective rate of (0.10)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Note 11. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2020, and March 31, 2020, the Company has not recorded any contingent liability attributable to existing litigation.
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
Note 12. Fair Value Measurements
Fair value is defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 – Quoted prices in active markets for identical assets and liabilities.
•Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of September 30, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$11,440	$11,440	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,690	$20,690	—	—	Cash and cash equivalents

The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial instruments. The decrease in the money market funds balance as of September 30, 2020, was primarily due to the transfer of funds to a cash deposit account in preparation for the reverse-forward split Transaction. See Note 17, Subsequent Events.

Note 13. Share Repurchases
Reverse/Forward Stock Split
The Company’s Board of Directors approved a proposal to amend the Company’s certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020, therefore all share numbers, except on the cover, and stock prices reflected in this filing are on a pre-split basis and do not reflect the effects of the Transaction. See Note 17, Subsequent Events, for additional information.
Share Repurchase Programs
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the “2017 authorization”). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the “2011 authorization”). There were no shares repurchased under the 2017 authorization during the six months ended September 30, 2020 or September 30, 2019. As of September 30, 2020, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the six months ended September 30, 2020 and September 30, 2019, the Company repurchased 64,743 and 90,557 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $0.81 and $2.09 per share, respectively.
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
During the quarter ended September 30, 2020, the Company determined there were indications of impairment on the intangible assets primarily due to the duration of the COVID-19, which have delayed construction projects impacting the amount and timing of revenue. The Company performed the recoverability test described above and concluded the carrying amounts were recoverable. There was no intangible asset impairment during the six months ended September 30, 2020, or the six months ended September 30, 2019.
The Company amortizes intangible assets with finite lives using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset, with an initial range from 2 to 10 years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

(in thousands)	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Cost of Revenue	40	65	79	65
Operating expenses	225	308	451	616
Total	$265	$373	$530	$681

The summary of other intangible assets, net is as follows:

	September 30, 2020			March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(22,150)	1,110	23,260	(21,872)	1,388
Licensing agreement	1,950	(1,346)	604	1,950	(1,267)	683
Product technology	45,195	(44,711)	484	45,195	(44,538)	657
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,473)	—	1,473	(1,473)	—
Total finite-lived intangible, assets, net	$73,918	$(71,720)	$2,198	$73,918	$(71,190)	$2,728

The following is the expected future amortization by fiscal year:

(in thousands)	2021 (1)	2022	2023	2024	2025	Thereafter
Intangible amortization expense	$531	$923	$535	$157	$52	$—
(1) Represents the future intangible amortization expense expected to be made over the remaining balance of the fiscal year.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	September 30, 2020	March 31, 2020
Accrued compensation	$731	$596
Accrued contractual obligation	1,445	1,445
Current operating lease liability	384	339
Other accrued expenses	492	756
Total accrued expenses	$3,052	$3,136

Note 16. Land, Property, and Equipment
Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the six months ended September 30, 2020, or September 30, 2019.
The components of fixed assets are as follows:

(in thousands)	September 30, 2020	March 31, 2020
Land	$672	$672
Machinery and equipment	1,430	1,415
Office, computer and research equipment	4,804	5,112
Leasehold improvements	788	788
Land, property and equipment, gross	7,694	7,987
Less accumulated depreciation and amortization	(6,687)	(6,911)
Land, property and equipment, net	$1,007	$1,076

Note 17. Subsequent Events
On September 29, 2020, the Company filed amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020, therefore all share numbers, except on the cover page, and stock prices reflected in this filing are on a pre-split basis and do not reflect the effects of the Transaction. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
The Company is currently evaluating whether our previously generated federal net operating losses and federal tax credits would be limited under Sections 382 and 383 of the Internal Revenue Code (“Section 382”). The limitations under Section 382 apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has significant tax assets, in the form of carryforwards of net operating losses and tax credits, which are fully reserved. These assets nonetheless represent potential value to the Company by virtue of their ability to reduce income taxes payable. The Company’s ability to utilize such assets may be limited by transactions such as the Transaction, particularly if ownership changes trigger certain provisions of Section 382.
On October 9, 2020, in conjunction with the process of terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market the Company filed a Form 25 with the SEC. On October 21, 2020, the Financial Industry Regulatory Authority (“FINRA”) notified the Company the Class A Common Stock may be quoted and traded in the market for unlisted securities (the "over-the-counter-market or "OTC").
Information concerning the Transaction is set forth in the definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020. Stockholders are urged to read the definitive proxy statement carefully.

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
On April 14, 2020, the Company received $1.6 million pursuant to a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. The Company used all of the funds from this loan only for the purposes included in the PPP (See Liquidity and Capital Resources).
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

Customers
The Company’s customer base includes communications service providers, systems integrators, neutral-host operators, and distributors. Service providers include wireless and wireline carriers, cable or multiple systems operators (“MSOs”), and Internet service providers (“ISPs”). Due to stringent customer quality specifications and regulated environments in which many customers operate, the Company must undergo lengthy approval and procurement processes prior to selling most of its products. Accordingly, the Company must make significant up-front investments in product and market development prior to actual commencement of sales of new products. The prices for the Company's products vary based upon volume, customer specifications, and other criteria, and are subject to change for a variety of reasons, including cost and competitive factors.
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
Other Matters
At the Annual Meeting of Stockholders held on September 29, 2020, the stockholders approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of Class A Common Stock and Class B Common Stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market. This transaction was effectuated on October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.

The Company is currently evaluating whether our previously generated federal net operating losses and federal tax credits would be limited under Sections 382 and 383 of the Internal Revenue Code (“Section 382”). The limitations under Section 382 apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has significant tax assets, in the form of carryforwards of net operating losses and tax credits, which are fully reserved. These assets nonetheless represent potential value to the Company by virtue of their ability to reduce income taxes payable. The Company’s ability to utilize such assets may be limited by transactions such as the Transaction, particularly if ownership changes trigger certain provisions of Section 382.
On October 9, 2020, in conjunction with the process of terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market the Company filed a Form 25 with the SEC. On October 21, 2020, the Financial Industry Regulatory Authority (“FINRA”) notified the Company the Class A Common Stock may be quoted and traded in the market for unlisted securities (the "over-the-counter-market” or “OTC”). Westell Class A Common Stock is currently trading on the Pink Open Markets under the symbol “WSTL”.
Information concerning the transaction is set forth in the definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020. Stockholders are urged to read the definitive proxy statement carefully.
Results of Operations
Below is a table that compares revenue for the three and six months ended September 30, 2020, and 2019, by segment.
Revenue

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
IBW	$3,021	$2,618	$403	$5,970	$5,541	$429
ISM	1,908	2,646	(738)	3,955	5,741	(1,786)
CNS	3,391	2,305	1,086	5,745	5,289	456
Consolidated revenue	$8,320	$7,569	$751	$15,670	$16,571	$(901)
IBW
IBW revenue increased by approximately $0.4 million in both the three and six months ended September 30, 2020, compared to the same respective periods in the prior year.
The following is a more detailed analysis of the IBW product revenue in the three and six months ended September 30, 2020, compared to the same respective periods in the prior year and anticipated trends:
•The Company recognized its first revenue of approximately $0.4 million and $0.6 million from the new Crossfire Cellular DAS product line in the three and six months ended September 30, 2020, respectively. The Crossfire system is a digital transport system extending cellular signals throughout buildings where existing cellular coverage is poor. Due to the project-based nature for this revenue, it is difficult to make a determination on future trends, but we anticipate the new Crossfire product line is a growth opportunity.
•Sales of DAS conditioners, which includes our Universal DAS Interface Tray (“UDIT”) active conditioner, were up over the prior year quarter due to expansion of previously installed systems. During fiscal year 2020, sales of DAS conditioners decreased due to network architecture shifts to alternative solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner.
•Sales of cellular repeaters were down approximately $0.1 million in the six months ended September 30, 2020. While still a reliable and proven solution for amplifying cellular coverage inside a building, lower sales of cellular repeaters are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect the cellular repeater market to decline as customers continue to shift to other forms of commercial in-building coverage, such as small cells.
•Despite the slowdown of installations due to COVID-19 during the six months ended September 30, 2020, sales increased modestly for our public safety products, which include Class A Repeaters, Class B Repeaters and battery backup units, compared to the same periods in the prior year. These public safety repeaters perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection

Association (“NFPA”) regulatory requirements. We expect the market for public safety products to continue to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.
•Ancillary products (passive RF system components and antennas) sales showed a modest decrease. Future ancillary product revenue could potentially increase with the increase in public safety revenue, but may follow the same flat-to-down trend as DAS conditioners and cellular repeaters.

Many IBW products are installed during new construction projects and major renovations. Restricted travel to customer worksites or government regulations and economic impacts due to COVID-19 may reduce or delay construction projects impacting the amount and timing of IBW product revenue.
ISM
ISM revenue was $1.9 million and $4.0 million in the three and six months ended September 30, 2020, compared to $2.6 million and $5.7 million in the same respective periods in the prior year. The decreases in revenue in both periods ended September 30, 2020, primarily were due to decreased sales of remote units. The decreased sales of remote units was driven by a slowdown in demand from two existing customers for additional remote site monitoring. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
COVID-19 related travel restrictions are expected to continue to impact timing of new installations while government and customer restrictions remain in place. Although it is uncertain, we may see an increased demand for our ISM remote monitoring equipment and software given the current market conditions, as they may prevent the need for or improve the efficiency of truck rolls to customer sites.
CNS
CNS revenue was $3.4 million and $5.7 million in the three and six months ended September 30, 2020, respectively, compared to $2.3 million and $5.3 million in the same respective periods in the prior year. The increases in revenue for both periods ended September 30, 2020, were primarily due to increased sales from integrated cabinets.
Sales of integrated cabinets, which are heavily project-based, are likely to remain uneven, but we expect them to increase near term due to increased demands for rural broadband. We expect sales of power distribution products and copper/fiber connectivity panels to remain steady, while we expect revenue from T1 NIUs and TMAs, which are older technology with declining use, to continue to decrease over time.
COVID-19 restrictions on travel, quarantines and shelter-in-place orders by local authorities could increase demand for our CNS integrated cabinets used in rural broadband, which is expected to expand to support a larger number of people working remotely. However, customers could also feel pressure to delay their capital spending to preserve cash.
Gross Margin

	Three months ended September 30,			Six months ended September 30,
	2020	2019	Change	2020	2019	Change
IBW	34.2%	15.8%	18.4%	37.4%	25.0%	12.4%
ISM	53.7%	39.4%	14.3%	55.1%	45.7%	9.4%
CNS	21.6%	5.4%	16.2%	21.2%	15.5%	5.7%
Consolidated gross margin	33.5%	20.9%	12.6%	35.9%	29.1%	6.8%
The consolidated gross margin increased by 12.6% and 6.8% in the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year. The increases were primarily due to lower costs associated with excess and obsolete inventory. The Company recorded provisions for excess and obsolete inventory with charges of $1.3 million and $2.0 million, respectively, in the three and six months ended September 30, 2019. The charges for the provision for excess and obsolete inventory for the three and six months ended September 30, 2020, were negligible.
The primary factors that caused the period-over-period changes within each segment are as follows:

•IBW segment gross margin increased, by 18.4% and 12.4%, due primarily to lower excess and obsolete inventory costs along with a more favorable product mix.
•ISM segment gross margin increased, by 14.3% and 9.4%, due primarily to lower excess and obsolete inventory costs along with a more favorable mix.

•CNS segment gross margin increased, by 16.2% and 5.7%, due primarily to lower excess and obsolete inventory costs, partially offset by increased product costs due to alternative source suppliers to meet customer demands given the COVID-19 supply chain disruptions and lower revenue against fixed costs.
Research and Development

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
IBW	$315	$403	$(88)	$664	$802	$(138)
ISM	404	619	(215)	786	1,320	(534)
CNS	195	427	(232)	409	883	(474)
Consolidated research and development expense	$914	$1,449	$(535)	$1,859	$3,005	$(1,146)
Research and development expenses decreased by $0.5 million and $1.1 million in the three and six months ended September 30, 2020, compared to the same respective periods in the prior year. The decreases in both periods ended September 30, 2020, were primarily attributable to a lower expense structure resulting from the Company's overall cost reduction efforts across all three reporting segments, including the restructuring in the quarter ended December 31, 2019 and in the six month period by lower R&D expense due to a temporary salary reduction during the first quarter in response to COVID-19.
Sales and Marketing

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated sales and marketing expense	$1,448	$2,259	$(811)	$2,824	$4,591	$(1,767)
Sales and marketing expense decreased $0.8 million and $1.8 million in the three and six months ended September 30, 2020, compared to same respective periods in the prior fiscal year. The decreases in both periods ended September 30, 2020, were largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts. The decrease in the six months ended September 30, 2020, also included a temporary salary reduction during the first quarter in response to COVID-19.
General and Administrative

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated general and administrative expense	$1,102	$1,249	$(147)	$2,312	$2,613	$(301)
Consolidated general and administrative expense decreased $0.1 million and $0.3 million in the three and six months ended September 30, 2020, compared to the same respective periods in the prior fiscal year. The decreases were largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts. The decrease in the six months ended September 30, 2020 also included a temporary salary reduction during the quarter ended June 30, 2020, in response to COVID-19.
Intangible amortization
Acquisition-related amortization

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated intangible amortization	$225	$308	$(83)	$451	$616	$(165)
Amortization in the three and six months ended September 30, 2020, and September 30, 2019, were non-cash expenses related to ISM intangible assets established through a prior acquisition. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decreases in the three and six months ended September 30, 2020, compared to the same respective periods in the prior fiscal year, resulted primarily from trademark intangibles becoming fully amortized during the fourth quarter of fiscal 2020.

Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). The acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations and during the three and six months ended September 30, 2020 was approximately $40,000 and $79,000, respectively.
Other income, net

	Three months ended September 30,			Six months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated other income (expense)	$15	$125	$(110)	$45	$289	$(244)
Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The decreases during the three and six months ended September 30, 2020, compared to the respective periods in the prior fiscal year, were primarily due to decreased cash balances and lower interest rates on investments.
Income tax expense
As of March 31, 2020, the Company had $348,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.
The Company recorded $2,000 and $58,000 of income tax benefit in the three and six months ended September 30, 2020, using an effective income tax rate of (0.19)% plus discrete items. The Company recorded $0 and $7,000 of income tax expense in the three and six months ended September 30, 2019, using an effective income tax rate of (0.10)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Net income (loss)
Net loss was $0.9 million and $1.7 million in the three and six months ended September 30, 2020, compared to the a net loss of $3.6 million and $5.7 million in the three and six months ended September 30, 2019, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
Due to significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders, our ability to sustain our operations as the COVID-19 pandemic evolves, we are proactively managing costs and working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through director fee reductions, elimination of non-essential travel, and reduced discretionary spending. At September 30, 2020, the Company had $21.5 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities.
To preserve cash and liquidity, we are delaying non-essential capital expenditures and will delay usage of funds authorized under our stock repurchase program. On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The interest rate is fixed at 0.98% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  If the loan is not forgiven, the Company will pay principal and interest payments of approximately $92,000 every month, beginning seven months from the April 8, 2020 effective date of the PPP Loan, but not before submitting the forgiveness application..  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan.  The current portion and non-current portions of the PPP Loan is $1.0 million and $0.6 million respectively.  The Company continues to monitor government economic stabilization efforts and is participating in the payroll tax deferral program. As discussed above, on October 1, 2020, the Company effected the stockholder approved reverse/forward split transaction. As a result of that transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share. We expect our existing cash balance and proceeds from the PPP loan will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows
The significant changes in cash flows were as follows:

	Six months ended September 30,
(in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(921)	$(1,544)
Investing activities	(73)	(2,009)
Financing activities	1,584	(189)
Effect of exchange rate on changes on cash	—	1
Net increase (decrease) in cash and cash equivalents	$590	$(3,741)
Net cash used by operating activities was $0.9 million in the six months ended September 30, 2020, compared to $1.5 million used in the same period of the prior year. The change resulted primarily from the decreased net loss in the current period adjusted for non-cash items offset in part by an increase in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities in the six months ended September 30, 2020, was to purchase property and equipment. During the quarter ended September 30, 2019, in addition to the purchase of property and equipment, the Company invested in a product licensing rights intangible asset for the IBW segment, which is fully reflected in investing activities.
Net cash provided by financing activities was $1.6 million in the six months ended September 30, 2020, compared to $0.2 million used in the same period of the prior year. The change resulted primarily from the proceeds from the PPP loan when compared to the same period in the prior year.
As of September 30, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. Also, as of September 30, 2020, the Company had a $1.8 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company has delisted the Class A Common Stock from the Nasdaq Stock Market and intends to become a non-reporting company.
In October 2020, we filed a Form 25 and Form 15 with the SEC to deregister and delist our Class A Common Stock. As a result, our Class A Common Stock is no longer listed on the Nasdaq Capital Market and trading in our Class A Common Stock will only occur in privately negotiated sales and potentially on the OTC Pink Open Markets, if one or more brokers continues to choose to make a market for our Class A Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. Because of the limited liquidity for our Class A Common Stock, the planned termination of our obligation to publicly disclose financial and other information, and the planned deregistration of our Class A Common Stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the value of their Class A Common Stock.
We intend to continue to prepare audited annual financial statements and periodic unaudited financial statements and plan to make available to our stockholders audited annual financial statements through March 31, 2021 and may choose to do so thereafter after first considering the expenses. Nonetheless, stockholders will have significantly less information about the Company and our business, operations, and financial performance than they have currently. We do intend to continue to hold stockholder meetings as required under Delaware law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings.
Following the completion of the deregistration process, we will no longer be subject to the provisions of the Sarbanes-Oxley Act or the liability provisions of the Exchange Act. Our executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders will no longer be subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock are no longer required to report their beneficial ownership under the Exchange Act. Additionally, we will not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use stock to acquire other companies.
Additionally, our public reporting obligations could again be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act.

While our Class A Common Stock is traded on the OTC Pink Open Markets, its price is characterized by significant price volatility.
While our Class A Common Stock is traded on the OTC Pink Open Markets, its trading price is characterized by significant volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies traded on the major markets for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Class A Common Stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our Class A Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Class A Common Stock will be at any time, including as to whether our Class A Common Stock will sustain its current market price, or as to what effect that the sale of shares or the availability of Class A Common Stock for sale at any time will have on the prevailing market price, or if our Class A Common Stock will continue to be traded on the OTC Pink Open Markets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
July 2020	3,755	$1.1172	—	$680,957
August 2020	4,340	1.0750	—	680,957
September 2020	1,481	1.1000	—	680,957
Total	9,576	$1.0954	—	$680,957

(a)In the three months ended September 30, 2020, the Company repurchased 9,576 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $1.10 per share.
(b)In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of September 30, 2020.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated September 29, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 29, 2020).

Exhibit 3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated September 29, 2020 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 29, 2020).

Exhibit 10.1	Agreement to Terminate the Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2020).

Exhibit 10.2	Summary of Director Compensation.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	November 6, 2020	By:	/s/ Timothy L. Duitsman
Timothy L. Duitsman
Chief Executive Officer

		By:	/s/ Jeniffer L. Jaynes
Jeniffer L. Jaynes
Chief Financial Officer