Form 10-Q
period 2020-12-31
WESTELL TECHNOLOGIES INC
filed 2021-02-12
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 29, 2021:
Class A Common Stock, $0.01 Par Value – 7,521,271 shares Class B Common Stock, $0.01 Par Value – 3,484,287 shares

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

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(unaudited)
	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,756	$20,869
Accounts receivable (net of allowance of $100 at December 31, 2020, and March 31, 2020)	4,923	4,047
Inventories	5,742	6,807
Prepaid expenses and other current assets	961	1,298
Total current assets	26,382	33,021
Land, property and equipment, gross	7,694	7,987
Less accumulated depreciation and amortization	(6,736)	(6,911)
Land, property and equipment, net	958	1,076
Intangible assets, net	1,933	2,728
Right-of-use assets on operating leases, net	2,573	628
Other non-current assets	79	73
Total assets	$31,925	$37,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,379	$1,065
Accrued expenses	3,220	3,136
Deferred revenue	1,089	1,099
Note Payable, SBA PPP loan - current	1,138	—
Total current liabilities	6,826	5,300
Note Payable, SBA PPP loan - non-current	510	—
Deferred revenue non-current	129	221
Lease liabilities non-current	2,023	250
Other non-current liabilities	293	94
Total liabilities	9,781	5,865
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 7,521,271 and 12,224,450 shares at December 31, 2020, and March 31, 2020, respectively	75	122
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at December 31, 2020, and March 31, 2020	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	420,037	419,630
Treasury stock at cost – 10,169,753 and 5,215,453 shares at December 31, 2020, and March 31, 2020, respectively	(44,559)	(37,326)
Accumulated deficit	(353,444)	(350,800)
Total stockholders’ equity	22,144	31,661
Total liabilities and stockholders’ equity	$31,925	$37,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue	$7,649	$7,159	$23,319	$23,730
Cost of revenue	5,443	4,379	15,480	16,125
Gross profit	2,206	2,780	7,839	7,605
Operating expenses
Research and development	1,006	1,222	2,865	4,227
Sales and marketing	1,200	1,556	4,024	6,147
General and administrative	863	1,093	3,175	3,706
Intangible amortization	226	308	677	924
Restructuring	—	234	—	234
Total operating expenses	3,295	4,413	10,741	15,238
Operating profit (loss)	(1,089)	(1,633)	(2,902)	(7,633)
Other income, net	178	109	223	398
Income (loss) before income taxes	(911)	(1,524)	(2,679)	(7,235)
Income tax benefit (expense)	(23)	(20)	35	(27)
Net income (loss) (1)	$(934)	$(1,544)	$(2,644)	$(7,262)
Net income (loss) per share:
Basic	$(0.09)	$(0.10)	$(0.19)	$(0.47)
Diluted net income (loss) per share:
Diluted	$(0.09)	$(0.10)	$(0.19)	$(0.47)
Weighted-average number of common shares outstanding:
Basic	10,984	15,575	14,125	15,514
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options (2)	—	—	—	—
Diluted	10,984	15,575	14,125	15,514
_______

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company had 0.7 million shares and 0.8 million shares, represented by common stock equivalents for the three and nine months ended December 31, 2020, and 1.0 million shares and 0.9 million shares for the three and nine months ended December 31, 2019, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2020	$122	$35	$419,630	$(37,326)	$(350,800)	$31,661
Net income (loss)	—	—	—	—	(825)	(825)
Common stock issued	2	—	(2)	—	—	—
Purchase of treasury stock	(1)	—	—	(41)	—	(42)
Stock-based compensation	—	—	162	—	—	162
Balance, June 30, 2020	123	35	419,790	(37,367)	(351,625)	30,956
Net income (loss)	—	—	—	—	(885)	(885)
Common stock issued	1	—	(1)	—	—	—
Purchase of treasury stock	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	148	—	—	148
Balance, September 30, 2020	124	35	419,937	(37,378)	(352,510)	30,208
Net income (loss)	—	—	—	—	(934)	(934)
Common stock issued	—	—	—	—	—	—
Purchase of treasury stock	(49)	—	—	(7,181)	—	(7,230)
Stock-based compensation	—	—	100	—	—	100
Balance, December 31, 2020	$75	$35	$420,037	$(44,559)	$(353,444)	$22,144

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(2,157)	(2,157)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(1)	—	—	(172)	—	(173)
Stock-based compensation	—	—	244	—	—	244
Balance, June 30, 2019	121	35	419,100	(37,307)	(342,855)	39,094
Net income (loss)	—	—	—	—	(3,561)	(3,561)
Common stock issued	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	201	—	—	201
Balance, September 30, 2019	122	35	419,301	(37,323)	(346,416)	35,719
Net income (loss)	—	—	—	—	(1,544)	(1,544)
Common stock issued	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	152	—	—	152
Balance, December 31, 2019	$122	$35	$419,453	$(37,325)	$(347,960)	$34,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,644)	$(7,262)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	986	1,426
Stock-based compensation	410	597
Loss (gain) on sale of fixed assets	—	(11)
Restructuring	—	234
Exchange rate loss (gain)	(18)	(2)
Changes in assets and liabilities:
Accounts receivable	(858)	1,934
Inventories	1,065	2,179
Prepaid expenses and other current assets	337	3
Other assets	(1,951)	(575)
Deferred revenue	(102)	(79)
Accounts payable and accrued expenses	2,381	332
Net cash provided by (used in) operating activities	(394)	(1,224)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	11
Purchase of product licensing rights	—	(1,950)
Purchases of property and equipment	(73)	(113)
Net cash provided by (used in) investing activities	(73)	(2,052)
Cash flows from financing activities:
Proceeds from note payable to bank, SBA PPP loan	1,637	—
Purchases of treasury stock	(7,283)	(191)
Net cash provided by (used in) financing activities	(5,646)	(191)
Net increase (decrease) in cash and cash equivalents	(6,113)	(3,467)
Cash and cash equivalents, beginning of period	20,869	25,457
Cash and cash equivalents, end of period	$14,756	$21,990

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Reverse/Forward Stock Split
On September 29, 2020, the Company filed amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
On October 9, 2020, in conjunction with the process of terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market, the Company filed a Form 25 with the SEC. On October 21, 2020, the Financial Industry Regulatory Authority (“FINRA”) notified the Company that the Class A Common Stock may be quoted and traded in the market for unlisted securities (the "over-the-counter-market or "OTC").
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
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of a new strain of coronavirus (“COVID-19”) a pandemic. This outbreak continues to spread throughout the U.S. and around the world. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation, while creating significant disruption and volatility of financial markets. The COVID-19 pandemic has impacted and may continue to impact the Company’s sales, supply chain availability and sourcing costs, our workforce and operations, as well as that for our customers, contract manufacturers and other supply chain partners.
Basis of Presentation and Reporting
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements have been prepared using generally accepted accounting principles (GAAP) in the United States for interim financial reporting, and is consistent with the instructions of Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position and the results of operations, comprehensive income (loss) and cash flows at December 31, 2020, and for all periods presented. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021.

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

Future minimum lease payments as of December 31, 2020, consisted of the following (in thousands):

Fiscal Year	Operating Leases
2021 (1)	$97
2022	587
2023	587
2024	593
2025	604
Thereafter	276
Total lease payments	2,744
Less: imputed interest	(281)
Total operating lease liabilities	$2,463
_______
(1) Represents the future minimum operating lease payments expected to be made over the remaining balance of the fiscal year.
As of December 31, 2020, the weighted-average remaining lease term was 4.8 years and the weighted-average discount rate was 4.5%.
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

Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Condensed Consolidated Statements of Operations. The components of lease expense are as follows:

	Three months ended December 31,		Nine months ended December 31
(in thousands)	2020	2019	2020	2019
Operating lease expense	$150	$202	$448	$610
Variable lease expense (1)	64	25	103	88
Total lease expense (2)	$214	$227	$551	$698
_______
(1) Variable lease expense is related to our leased real estate and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For the three and nine months ended December 31, 2020, cash paid for operating leases included in the measurement of lease liabilities was $0.2 million and $0.6 million, respectively, compared to $0.1 million and $0.5 million for the three and nine months ended December 31, 2019, respectively. The increase in cash paid for operating leases in the nine months ended December 31, 2020 is primarily due to the deposit from the IL extension. All of these payments are presented in Operating activities cash flows on the Condensed Consolidated Statements of Cash Flows. In addition, the Company obtained approximately $2.4 million of ROU assets in exchange for related operating lease liabilities during the nine months ending December 31, 2020.

The following table summarizes the classification of ROU assets and lease liabilities as of December 31, 2020 and March 31, 2020:

(in thousands)	December 31, 2020	March 31, 2020	Balance Sheet Classification
Assets:
ROU assets	$2,573	$628	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	440	339	Accrued expenses
Non-current operating lease liabilities	2,023	250	Lease liabilities non-current
Total lease liabilities	$2,463	$589
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

Disaggregation of revenue
The following table disaggregates our revenue by major source:

(in thousands)	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue:
Products	$6,227	$5,842	$19,386	$19,974
Software	15	92	179	272
Services	1,407	1,225	3,754	3,484
Total revenue	$7,649	$7,159	$23,319	$23,730

Deferred Revenue
The following is the expected future revenue recognition timing of deferred revenue as of December 31, 2020:

(in thousands)	< 1 year	1-2 years	> 2 years
Deferred Revenue	$1,089	$90	$39

During the nine months ended December 31, 2020, and December 31, 2019, the Company recognized $1.0 million and $1.1 million, respectively, of revenue related to contract liabilities at the beginning of the periods.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.  The gross product return asset was $0.1 million at both December 31, 2020, and March 31, 2020. The product returns liability was $0.2 million at both December 31, 2020 and March 31, 2020.
Note 4. Long-term Debt and Note Payable to Bank
The Company has a Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”). On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. (“JPM”) in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The interest rate is fixed at 0.98% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  The Company believes that it has used 100% of the PPP Loan proceeds to fund allowable expenses permitted by the PPP loan, but no assurance can be given that the Company will obtain forgiveness of the PPP Loan, in whole or in part. The Company applied for loan forgiveness with JPM on December 21, 2020, and is awaiting a determination from the SBA. If all or a portion of a loan is ultimately forgiven, the Company plans to record income from the extinguishment of its loan obligation when it is legally released from the PPP Loan in accordance with ASC 405-20-40-1. Based on original terms of the loan, if the loan is not forgiven, the Company will pay principal and interest payments of approximately $92,000 every month, beginning seven months from the effective date of the PPP Loan, but not before the SBA forgiveness determination.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable 2 years from the effective date of the PPP Loan.  The current portion and non-current portions of the PPP Loan is $1,138,000 and $510,000 respectively, based on the original terms of the loan. The Company had no other debt as of December 31, 2020 or March 31, 2020. On January 22, 2021, the Company applied for a second draw PPP loan (the “PPP2”) pursuant to the Consolidated Appropriations Act, 2021 (the “CAA”) that was signed into law in December 2020, but the Company can provide no assurance that the Company will obtain the PPP2.
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

Segment information for the three and nine months ended December 31, 2020, and 2019, is set forth below:

	Three months ended December 31, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$1,648	$2,677	$3,324	$7,649
Cost of revenue	1,564	1,242	2,637	5,443
Gross profit	84	1,435	687	2,206
Gross margin	5.1%	53.6%	20.7%	28.8%
Research and development	404	409	193	1,006
Segment profit	$(320)	$1,026	$494	1,200
Operating expenses:
Sales and marketing				1,200
General and administrative				863
Intangible amortization				226
Operating profit (loss)				(1,089)
Other income, net				178
Income tax benefit (expense)				(23)
Net income (loss)				$(934)

	Three months ended December 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$2,466	$2,456	$2,237	$7,159
Cost of revenue	1,657	991	1,731	4,379
Gross profit	809	1,465	506	2,780
Gross margin	32.8%	59.6%	22.6%	38.8%
Research and development	470	505	247	1,222
Segment profit (loss)	$339	$960	$259	1,558
Operating expenses:
Sales and marketing				1,556
General and administrative				1,093
Intangible amortization				308
Restructuring				234
Operating profit (loss)				(1,633)
Other income, net				109
Income tax benefit (expense)				(20)
Net income (loss)				$(1,544)

	Nine months ended December 31, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$7,618	$6,632	$9,069	$23,319
Cost of revenue	5,300	3,017	7,163	15,480
Gross profit	2,318	3,615	1,906	7,839
Gross margin	30.4%	54.5%	21.0%	33.6%
Research and development	1,068	1,195	602	2,865
Segment profit	$1,250	$2,420	$1,304	4,974
Operating expenses:
Sales and marketing				4,024
General and administrative				3,175
Intangible amortization				677
Operating profit (loss)				(2,902)
Other income, net				223
Income tax benefit (expense)				35
Net income (loss)				$(2,644)

	Nine months ended December 31, 2019
(in thousands)	IBW	ISM	CNS	Total
Revenue	$8,007	$8,197	$7,526	$23,730
Cost of revenue	5,813	4,111	6,201	16,125
Gross profit	2,194	4,086	1,325	7,605
Gross margin	27.4%	49.8%	17.6%	32.0%
Research and development	1,272	1,825	1,130	4,227
Segment profit (loss)	$922	$2,261	$195	3,378
Operating expenses:
Sales and marketing				6,147
General and administrative				3,706
Intangible amortization				924
Restructuring				234
Operating profit (loss)				(7,633)
Other income, net				398
Income tax benefit (expense)				(27)
Net income (loss)				$(7,262)

Segment asset information is not reported to or used by the CODM.
Note 6. Inventories
Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. The components of net inventories are as follows:

(in thousands)	December 31, 2020	March 31, 2020
Raw materials	$1,841	$2,188
Finished goods	3,901	4,619
Total inventories	$5,742	$6,807

The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The charges for the provision for excess and obsolete inventory for the three months ended December 31, 2020 and December 31, 2019, were both negligible. The Company recorded provisions for excess and obsolete inventory with charges of $0.3 million and $2.0 million in the nine months ended December 31, 2020, and December 31, 2019, respectively. These costs are presented in Cost of revenue on the Condensed Consolidated Statements of Operations. The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, or other factors.
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
The following table is a summary of total stock-based compensation expense resulting from stock options, restricted stock, RSUs and PSUs, during the three and nine months ended December 31, 2020, and 2019:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$100	$152	$410	$597
Income tax benefit	—	—	—	—
Total stock-based compensation expense, after taxes	$100	$152	$410	$597
Stock Options
Stock option activity for the nine months ended December 31, 2020, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on March 31, 2020	221,812	$1.87	5.4	$—
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	4.73
Expired	—	—
Outstanding on December 31, 2020	216,812	$1.80	4.7	$—
 _______
(1)The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the respective reporting date.

Restricted Stock
The following table sets forth restricted stock activity for the nine months ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	128,584	$1.39
Granted	24,192	1.24
Vested	(128,584)	1.39
Forfeited	(4,032)	1.24
Non-vested as of December 31, 2020	20,160	$1.24
RSUs
The following table sets forth the RSU activity for the nine months ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	441,108	$2.31
Granted	271,140	0.78
Vested	(226,929)	2.51
Forfeited	(40,000)	1.17
Non-vested as of December 31, 2020	445,319	$1.38
PSUs
PSUs will be earned primarily based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for fiscal year 2021. Upon vesting, the PSUs convert into shares of Class A Common Stock of the Company on a one-for-one basis.
The following table sets forth the PSU activity for the nine months ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020 (at target)	5,000	$1.38
Granted, at target	229,303	0.78
Vested	—	—
Forfeited	(5,000)	1.38
Non-vested as of December 31, 2020 (at target)	229,303	$0.78
Note 8. Product Warranties
The Company’s products carry a limited warranty ranging from one to five years for the products within the IBW segment, typically one year for products within the ISM segment, and one to seven years for products within the CNS segment. The specific terms and conditions of these warranties vary depending upon the customer and the products sold. Factors that affect the estimate of the Company’s warranty reserve include: the number of units shipped, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve are $88,000 and $120,000 as of December 31, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Accrued expenses. The non-current portions of the warranty reserves are $42,000 and $40,000 as of December 31, 2020, and March 31, 2020, respectively, and are presented on the Condensed Consolidated Balance Sheets in Other non-current liabilities.

The following table presents the changes in the Company’s product warranty reserve:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2020	2019	2020	2019
Total product warranty reserve at the beginning of the period	$130	$130	$160	$130
Warranty expense to cost of revenue	11	17	90	51
Utilization	(11)	(17)	(120)	(51)
Total product warranty reserve at the end of the period	$130	$130	$130	$130
Note 9. Variable Interest Entity and Guarantee
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (AKA). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC 810, Consolidations, and concluded that AKA is a variable interest entity (VIE) and the Company has a variable interest in the VIE. The Company has concluded that it is not the primary beneficiary of AKA and, therefore, consolidation is not required. The carrying amount of the Company's investment in AKA was approximately $0.1 million as of both December 31, 2020, and March 31, 2020, which is presented on the Condensed Consolidated Balance Sheets within Other non-current assets. In the quarter ended December 31, 2020, the Company received a cash dividend payment of $36,000 from AKA.
The Company's revenue from sales to AKA for both the three months ended December 31, 2020, and 2019, was $0.3 million. The Company's revenue from sales to AKA for the nine months ended December 31, 2020, and 2019, was $0.9 million and $1.0 million, respectively. Accounts receivable from AKA was $0.2 million as of both December 31, 2020, and March 31, 2020. AKA deferred revenue, which primarily relates to maintenance contracts, was $0.3 million and $0.5 million as of December 31, 2020, and March 31, 2020, respectively. The Company also has provided an unlimited guarantee for the performance of the other 50% owner in AKA, which primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
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
As of December 31, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million. The Company’s ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company is currently conducting Section 382 analysis to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under these rules, the Company would generally be subject to an annual limitation on the use of pre-ownership change NOL carryforwards and certain other losses and/or credits. In addition, certain future transactions regarding the Company's equity, including the cumulative effects of small transactions as well as transactions beyond the Company’s control, could cause an ownership change and therefore a potential limitation on the annual utilization of the deferred tax assets.
As of March 31, 2020, the Company had $348,000 of tax receivables associated with a prior AMT credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.
The Company recorded $23,000 of income tax expense and $35,000 of income tax benefit in the three and nine months ended December 31, 2020, using an effective income tax rate of (0.30)% plus discrete items. The Company recorded $20,000 and $27,000 of income tax expense in the three and nine months ended December 31, 2019, using an effective rate of (0.10)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.
Note 11. Commitments and Contingencies
Litigation and Contingency Reserves
The Company and its subsidiaries are involved in various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that may be incorporated in the Company’s products, which are being handled and defended in the ordinary course of business. These matters are in various stages of investigation and litigation, and they are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered, or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and it records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2020, and March 31, 2020, the Company has not recorded any contingent liability attributable to existing litigation.
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
The Company’s money market funds are measured using Level 1 inputs.
The following table presents available-for-sale securities measured at fair value on a recurring basis as of December 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$11,441	$11,441	—	—	Cash and cash equivalents

The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,690	$20,690	—	—	Cash and cash equivalents

The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial instruments. The decrease in the money market funds balance as of December 31, 2020, was primarily due to the transfer of funds to a cash deposit account for payments related to the reverse-forward split Transaction. See Note 13, Share Repurchases.
Note 13. Share Repurchases
Reverse/Forward Stock Split
On September 29, 2020, the Company filed amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
Share Repurchase Programs
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the “2017 authorization”). The 2017 authorization is in addition to the $0.1 million that was remaining from the August 2011 $20.0 million authorization (the “2011 authorization”). There were no shares repurchased under the 2017 authorization during the nine months ended December 31, 2020 or December 31, 2019. As of December 31, 2020, there was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization.
Additionally, in the nine months ended December 31, 2020 and December 31, 2019, the Company repurchased 65,488 and 92,183 shares of Class A Common Stock, respectively, from certain employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock, RSUs and PSUs. These repurchases were not included in the authorized share repurchase programs and had a weighted-average purchase price of $0.81 and $2.07 per share, respectively.
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
During the quarter ended September 30, 2020, the Company determined there were indications of impairment on the intangible assets primarily due to the duration of the COVID-19, which have delayed construction projects impacting the amount and timing of revenue. The Company performed the recoverability test described above and concluded the carrying amounts were recoverable. The Company concluded it was not necessary to perform a recoverability test during the quarter ended December 31, 2020. There was no intangible asset impairment during the nine months ended December 31, 2020, or the nine months ended December 31, 2019.
The Company amortizes intangible assets with finite lives using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset, with an initial range from 2 to 10 years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

(in thousands)	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Cost of revenue	39	98	118	163
Operating expenses	226	308	677	924
Total	$265	$406	$795	$1,087
The summary of other intangible assets, net, is as follows:

	December 31, 2020			March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(22,289)	971	23,260	(21,872)	1,388
Licensing agreement	1,950	(1,385)	565	1,950	(1,267)	683
Product technology	45,195	(44,798)	397	45,195	(44,538)	657
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,473)	—	1,473	(1,473)	—
Total finite-lived intangible, assets, net	$73,918	$(71,985)	$1,933	$73,918	$(71,190)	$2,728

The following is the expected future amortization by fiscal year:

(in thousands)	2021 (1)	2022	2023	2024	2025	Thereafter
Intangible amortization expense	$266	$923	$535	$157	$52	$—
(1) Represents the future intangible amortization expense expected to be made over the remaining balance of the fiscal year.
Note 15. Accrued Expenses
The components of accrued expenses are as follows:

(in thousands)	December 31, 2020	March 31, 2020
Accrued compensation	$858	$596
Accrued contractual obligation	1,445	1,445
Current operating lease liability	440	339
Other accrued expenses	477	756
Total accrued expenses	$3,220	$3,136

Note 16. Land, Property, and Equipment
Long-lived assets consist of land, property and equipment. Long-lived assets that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. There was no long-lived asset impairment during the nine months ended December 31, 2020, or December 31, 2019.
The components of fixed assets are as follows:

(in thousands)	December 31, 2020	March 31, 2020
Land	$672	$672
Machinery and equipment	1,430	1,415
Office, computer and research equipment	4,804	5,112
Leasehold improvements	788	788
Land, property and equipment, gross	7,694	7,987
Less accumulated depreciation and amortization	(6,736)	(6,911)
Land, property and equipment, net	$958	$1,076

Note 17. Restructuring Charges

In the three and nine months ended December 31, 2019, the Company recorded a restructuring expense of $234,000 related to employee termination costs that spanned all three segments. The Company did not record any restructuring expense in the three and nine months ended December 31, 2020.

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
On April 14, 2020, the Company received $1.6 million pursuant to a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. The Company used all of the funds from this loan only for the purposes included in the PPP, but no assurance can be given that the Company will obtain forgiveness of the PPP Loan, in whole or in part. The Company applied for loan forgiveness on December 21, 2020, and is awaiting a determination from the SBA. On January 22, 2021, the Company applied for a second draw PPP loan (the “PPP2”) pursuant to the Consolidated Appropriations Act, 2021 (the “CAA”) that was signed into law in December 2020, but the Company can provide no assurance that the Company will obtain the PPP2. (See Liquidity and Capital Resources).
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
The Company’s ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company is currently conducting Section 382 analysis to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under these rules, the Company would generally be subject to an annual limitation on the use of pre-ownership change NOL carryforwards and certain other losses and/or credits. In addition, certain future transactions regarding the Company's equity, including the cumulative effects of small transactions as well as transactions beyond the Company’s control, could cause an ownership change and therefore a potential limitation on the annual utilization of the deferred tax assets.
On October 9, 2020, in conjunction with the process of terminating the Company’s public company reporting obligations and delisting the Company’s Class A Common Stock from the NASDAQ Capital Market, the Company filed a Form 25 with the SEC. On October 21, 2020, the Financial Industry Regulatory Authority (“FINRA”) notified the Company the Class A Common Stock may be quoted and traded in the market for unlisted securities (the "over-the-counter-market” or “OTC”). Westell Class A Common Stock is currently trading on the Pink Open Markets under the symbol “WSTL”.
Information concerning the transaction is set forth in the definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders, which was filed with the SEC on Schedule 14A on August 11, 2020. Stockholders are urged to read the definitive proxy statement carefully.
Results of Operations
Below is a table that compares revenue for the three and nine months ended December 31, 2020, and 2019, by segment.
Revenue

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
IBW	$1,648	$2,466	$(818)	$7,618	$8,007	$(389)
ISM	2,677	2,456	221	6,632	8,197	(1,565)
CNS	3,324	2,237	1,087	9,069	7,526	1,543
Consolidated revenue	$7,649	$7,159	$490	$23,319	$23,730	$(411)
IBW
IBW revenue decreased by approximately $0.8 million and $0.4 million in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior year.
The following is a more detailed analysis of the IBW product revenue in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior year and anticipated trends:
•The Company recognized revenue of approximately $0.1 million and $0.7 million from the new Crossfire Cellular DAS product line in the three and nine months ended December 31, 2020, respectively. The Crossfire system is a digital transport system extending cellular signals throughout buildings where existing cellular coverage is poor. Due to the project-based nature for this revenue, it is difficult to make a determination on future trends, but we anticipate the new Crossfire product line is a growth opportunity.
•Sales of DAS conditioners, which includes our Universal DAS Interface Tray (“UDIT”) active conditioner, were down $0.3 million in the three and nine months ended December 31, 2020, compared to the same periods in the prior year. During fiscal year 2020, sales of DAS conditioners decreased compared to prior years due to network architecture shifts to alternative solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner.
•Sales of cellular repeaters were down approximately $0.3 million and $0.4 million in the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year. While still a reliable and proven solution for amplifying cellular coverage inside a building, lower sales of cellular repeaters are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect the cellular repeater market to decline as customers continue to shift to other forms of commercial in-building coverage, such as small cells.
•Despite the slowdown of installations due to COVID-19 during the nine months ended December 31, 2020, sales are relatively flat for our public safety products, which include Class A Repeaters, Class B Repeaters and battery backup units, compared to the same periods in the prior year. These public safety repeaters perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements. We expect the market for public safety products to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel.
•Ancillary products (passive RF system components and antennas) sales decreased by $0.2 million and $0.5 million in the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year. Future ancillary product revenue could potentially increase with the increase in public safety revenue, but may follow the same flat-to-down trend as DAS conditioners and cellular repeaters.

Many IBW products are installed during new construction projects and major renovations. Restricted travel to customer worksites or government regulations and economic impacts due to COVID-19 may reduce or delay construction projects impacting the amount and timing of IBW product revenue.
ISM
ISM revenue was $2.7 million and $6.6 million in the three and nine months ended December 31, 2020, compared to $2.5 million and $8.2 million in the same respective periods in the prior year. The changes in revenue in both periods ended December 31, 2020, were primarily driven by demand for sales of remote units. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
COVID-19 related travel restrictions are expected to continue to impact timing of new installations while government and customer restrictions remain in place. Although it is uncertain, we may see an increased demand for our ISM remote monitoring equipment and software given the current market conditions, customers may choose to accurately monitor remote locations so they dispatch the correct repair personnel, especially in areas where there are limited personnel, local travel restrictions, and a need to limit face-to-face interactions.
CNS
CNS revenue was $3.3 million and $9.1 million in the three and nine months ended December 31, 2020, respectively, compared to $2.2 million and $7.5 million in the same respective periods in the prior year. The increases in revenue for both periods ended December 31, 2020, were primarily due to increased sales from integrated cabinets.
Sales of integrated cabinets, which are heavily project-based, are likely to remain uneven, but we expect them to decrease near term due to the completion of a recent rural broadband project. We expect sales of power distribution products and copper/fiber connectivity panels to remain steady, while we expect revenue from T1 NIUs and TMAs, which are older technology with declining use, to continue to decrease over time.
COVID-19 restrictions on travel, quarantines and shelter-in-place orders by local authorities could increase demand for our CNS integrated cabinets used in rural broadband, which is expected to expand to support a larger number of people working remotely. However, customers could also feel pressure to delay their capital spending to preserve cash.
Gross Margin

	Three months ended December 31,			Nine months ended December 31,
	2020	2019	Change	2020	2019	Change
IBW	5.1%	32.8%	(27.7)%	30.4%	27.4%	3.0%
ISM	53.6%	59.6%	(6.0)%	54.5%	49.8%	4.7%
CNS	20.7%	22.6%	(1.9)%	21.0%	17.6%	3.4%
Consolidated gross margin	28.8%	38.8%	(10.0)%	33.6%	32.0%	1.6%
The consolidated gross margin decreased by 10.0% in the three months ended December 31, 2020, compared to the same periods in the prior year. The decrease was primarily due to a less favorable revenue mix between segments, higher costs associated with excess and obsolete inventory. The primary factors that caused the period-over-period decreases within each segment are as follows:

•IBW segment gross margin decreased by 27.7%, due primarily to fixed costs spread over lower revenue, along with higher excess and obsolete and other inventory related costs, and a less favorable product mix with lower sales of UDIT and ancillary products.
•ISM segment gross margin decreased by 6.0%, due primarily to higher excess and obsolete inventory costs along with a less favorable mix.
•CNS segment gross margin decreased by 1.9%, due primarily to increased product costs from alternative source suppliers to meet customer demands given the COVID-19 supply chain disruptions.
The consolidated gross margin increased by 1.6% in the nine months ended December 31, 2020, compared to the same period in the prior year. The increase was primarily due to lower costs associated with excess and obsolete inventory, offset in part by a less favorable revenue mix between segments. The Company recorded provisions for excess and obsolete inventory with charges of $0.3 million and $2.0 million, respectively, in the nine months ended December 31, 2020 and December 31, 2019, respectively. The primary factors that caused the period-over-period increases within each segment are as follows:
•IBW segment gross margin increased by 3.0%, due primarily to lower excess and obsolete inventory costs offset in part by a less favorable product mix, and increased freight-related costs.
•ISM segment gross margin increased by 4.7%, due primarily to lower excess and obsolete inventory costs, offset in part by lower revenue against fixed costs.
•CNS segment gross margin increased by 3.4%, due primarily to lower excess and obsolete inventory costs, partially offset by increased product costs from alternative source suppliers to meet customer demands given the COVID-19 supply chain disruptions.
Research and Development

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
IBW	$404	$470	$(66)	$1,068	$1,272	$(204)
ISM	409	505	(96)	1,195	1,825	(630)
CNS	193	247	(54)	602	1,130	(528)
Consolidated research and development expense	$1,006	$1,222	$(216)	$2,865	$4,227	$(1,362)
Research and development expenses decreased by $0.2 million and $1.4 million in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior year. The decreases in both periods ended December 31, 2020, were primarily attributable to a lower expense structure resulting from the Company's overall cost reduction efforts across all three reporting segments, including the restructuring in the quarter ended December 31, 2019 and in the nine month period by lower R&D expense due to a temporary salary reduction during the first quarter in response to COVID-19.
Sales and Marketing

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated sales and marketing expense	$1,200	$1,556	$(356)	$4,024	$6,147	$(2,123)
Sales and marketing expense decreased $0.4 million and $2.1 million in the three and nine months ended December 31, 2020, compared to same respective periods in the prior fiscal year. The decreases in both periods ended December 31, 2020, were largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts. The decreases also reflect lower travel and entertainment expenses primarily due to COVID-19 restricted travel. The decrease in the nine months ended December 31, 2020, also included a temporary salary reduction during the first quarter in response to COVID-19.
General and Administrative

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated general and administrative expense	$863	$1,093	$(230)	$3,175	$3,706	$(531)
Consolidated general and administrative expense decreased $0.2 million and $0.5 million in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior fiscal year. The decreases were largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019 and the Company's overall cost reduction efforts. The decrease in the nine months ended December 31, 2020 also included a temporary salary reduction during the quarter ended June 30, 2020, in response to COVID-19.
Intangible amortization
Acquisition-related amortization

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated intangible amortization	$226	$308	$(82)	$677	$924	$(247)
Amortization in the three and nine months ended December 31, 2020, and December 31, 2019, were non-cash expenses related to ISM intangible assets established through a prior acquisition. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisitions. The decreases in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior fiscal year, resulted primarily from trademark intangibles becoming fully amortized during the fourth quarter of fiscal 2020.
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment (the "Agreement"). The acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset is presented in Cost of revenue on the Condensed Consolidated Statements of Operations and during the three and nine months ended December 31, 2020 was approximately $39,000 and $118,000, compared to $98,000 and $163,000 during the three and nine months ended December 31, 2019, respectively. The decreases in the three and nine months ended December 31, 2020, compared to the same respective periods in the prior fiscal year, resulted primarily from a non-cash impairment charge during the fourth quarter of fiscal 2020.
Restructuring Charges

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Restructuring charges	$—	$234	$(234)	$—	$234	$(234)
In the three and nine months ended December 31, 2019, the Company recorded a restructuring expense of $234,000 related to employee termination costs that spanned all three segments. The Company did not record any restructuring expense in the nine months ended December 31, 2020.
Other income, net

	Three months ended December 31,			Nine months ended December 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Consolidated other income (expense)	$178	$109	$69	$223	$398	$(175)
Other income, net contains (a) interest income earned on cash and cash equivalents and (b) foreign currency gains/losses related primarily to receivables and cash denominated in Australian and Canadian currencies. The three and nine months ended December 31, 2020, also include a $158,000 gain on the sale of IPV4 addresses. The three and nine months ended December 31, 2020, compared to the respective periods in the prior fiscal year, were negatively impacted by decreased cash balances and lower interest rates on investments.
Income tax expense
As of March 31, 2020, the Company had $348,000 of federal alternative minimum tax ("AMT") credit carryforward. The Company recovered the entire amount of the receivable in the quarter ended June 30, 2020 via a tax refund.
The Company recorded $23,000 of income tax expense and $35,000 of income tax benefit in the three and nine months ended December 31, 2020, using an effective income tax rate of (0.30)% plus discrete items. The Company recorded $20,000 and $27,000 of income tax expense in the three and nine months ended December 31, 2019, using an effective income tax rate of (0.10)% plus discrete items. The effective income tax rate in both periods is impacted by the intraperiod allocation as a result of income or loss from continuing operations, and states which base tax on gross margin and not pretax income.

Net income (loss)
Net loss was $0.9 million and $2.6 million in the three and nine months ended December 31, 2020, compared to the net loss of $1.5 million and $7.3 million in the three and nine months ended December 31, 2019, respectively. The changes were a result of the cumulative effects of the variances identified above.
Liquidity and Capital Resources
Overview
Due to significant uncertainty around the U.S. and global economy, future customer demand, supply chain availability, increased airfreight costs, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders, our ability to sustain our operations as the COVID-19 pandemic evolves, we are proactively managing costs and working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through director fee reductions, elimination of non-essential travel, and reduced discretionary spending. At December 31, 2020, the Company had $14.8 million in cash and cash equivalents consisting of bank deposits and money market funds that invest only in government securities.
To preserve cash and liquidity, we are delaying non-essential capital expenditures and will delay usage of funds authorized under our stock repurchase program. On April 14, 2020, the Company obtained an unsecured PPP Loan through JPMorgan Chase Bank, N.A. in the amount of $1,637,522.  The loan was made through the SBA as part of the Paycheck Protection Program under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The Company believes that it has used 100% of the PPP Loan proceeds to fund allowable expenses permitted by the PPP loan, but no assurance can be given that the Company will obtain forgiveness of the PPP Loan, in whole or in part. The Company applied for loan forgiveness with JPM on December 21, 2020, and is awaiting a determination from the SBA.  The Company also participated in the payroll tax deferral program permitted by the CARES Act. The Company continues to monitor government economic stabilization efforts, including the Consolidated Appropriations Act, 2021 (the “CAA”) that was signed into law in December 2020. Among the many provisions of the CAA, expenses related to the receipt of PPP loans that were previously determined to be non-deductible by the Internal Revenue Service (“IRS”) may now be deducted for federal income tax purposes.
As discussed above, on October 1, 2020, the Company effected the stockholder approved reverse/forward split transaction. As a result of that transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share. We expect our existing cash balance will be sufficient to meet our liquidity needs for the next twelve months.
Cash Flows
The significant changes in cash flows were as follows:

	Nine months ended December 31,
(in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(394)	$(1,224)
Investing activities	(73)	(2,052)
Financing activities	(5,646)	(191)
Net increase (decrease) in cash and cash equivalents	$(6,113)	$(3,467)

Net cash used by operating activities was $0.4 million in the nine months ended December 31, 2020, compared to $1.2 million used in the same period of the prior year. The change resulted primarily from the decreased net loss in the current period adjusted for non-cash items offset in part by an increase in cash used by working capital when compared to the same period in the prior year.
Net cash used by investing activities in the nine months ended December 31, 2020, was to purchase property and equipment. During the quarter ended September 30, 2019, in addition to the purchase of property and equipment, the Company invested in a product licensing rights intangible asset for the IBW segment, which is fully reflected in investing activities.
Net cash used by financing activities was $5.6 million in the nine months ended December 31, 2020, compared to $0.2 million used in the same period of the prior year. The change resulted primarily from the Transaction in the quarter ended December 31, 2020 where the Company paid $7.2 million to repurchase 4.9 million shares of Class A Common stock as part of the Transaction, offset in part by the proceeds from the PPP loan when compared to the same period in the prior year.
As of December 31, 2020, the Company had net deferred tax assets of approximately $40.8 million before a valuation allowance of $40.8 million, which are subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”)

and its related tax regulations. Also, as of December 31, 2020, the Company had a $1.8 million tax contingency reserve related to uncertain tax positions, which is offset against deferred tax assets. The federal net operating loss carryforward begins to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In October 2020, we filed a Form 25 and Form 15 with the SEC to deregister and delist our Class A Common Stock. As a result, our Class A Common Stock is no longer listed on the Nasdaq Capital Market and trading in our Class A Common Stock will only occur in privately negotiated sales and potentially on the OTC Pink Open Markets, if one or more brokers continues to choose to make a market for our Class A Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. Because of the limited liquidity for our Class A Common Stock, the planned termination of our obligation to publicly disclose financial and other information, and the deregistration of our Class A Common Stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the value of their Class A Common Stock.
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
On April 14, 2020, the Company received $1.6 million pursuant to a loan from JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Association (the “SBA”). Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. On January 22, 2021, the Company applied for a second draw PPP loan (the “PPP2”) pursuant to the Consolidated Appropriations Act, 2021 that was signed into law in December 2020, but the Company can provide no assurance that the Company will obtain the PPP2. The Company will carefully monitor qualifying expenses and other requirements in an effort to properly maximize loan forgiveness, but the Company can provide no assurance that the PPP loan (or the PPP2 loan, to the extent it is obtained) will be forgiven in whole or in part.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (b)
October 2020	—	$—	—	$680,957
November 2020	—	—	—	680,957
December 2020	745	0.7900	—	680,957
Total	745	$0.7900	—	$680,957

(a)In the three months ended December 31, 2020, the Company repurchased 745 shares from employees that were surrendered to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock and restricted stock units. These repurchases were not included in the authorized share repurchase program and had a weighted-average purchase price of $0.79 per share. Also, on September 29, 2020, the Company filed amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by an 1,000-for-1 forward stock split (the “Transaction”). The stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid

$7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share (the 4.9 millions shares are not reported in the table above).
(b)In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock in addition to the $0.1 million remaining from the August 2011 authorization. The August 2011 authorization was exhausted during the first quarter of fiscal year 2018 and there was approximately $0.7 million remaining under the May 2017 authorization as of December 31, 2020.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Compensation Plan for grants subsequent to October 1, 2020.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Quarterly Report on Form 10-Q for the period ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTELL TECHNOLOGIES, INC.
(Registrant)

DATE:	February 12, 2021	By:	/s/ Timothy L. Duitsman
Timothy L. Duitsman
Chief Executive Officer

		By:	/s/ Jeniffer L. Jaynes
Jeniffer L. Jaynes
Chief Financial Officer