Form 10-K
period 2021-03-31
WESTELL TECHNOLOGIES INC
filed 2021-05-21
CIK 1002135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The estimated aggregate market value of voting and non-voting Class A Common Stock held by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission) as of September 30, 2020 (based upon an estimate that 88% of the shares are so owned by non-affiliates and upon the average of the high and low prices for the Class A Common Stock on the Nasdaq Global Select Market (the Class A Common Stock was subsequently removed from listing on Nasdaq) on that date) was approximately $14 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.
As of May 14, 2021, 7,635,998 shares of the registrant’s Class A Common Stock were outstanding and 3,484,287 shares of the registrant’s Class B Common Stock (which automatically converts on a one-for-one basis into shares of Class A Common Stock upon a transfer of such stock except transfers to certain permitted transferees) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
On October 20, 2020, Westell Technologies, Inc. (the “Company”) filed a certification and notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on Form 15 with the Securities and Exchange Commission (the “Commission”). The Company is filing this Annual Report on Form 10-K with the Commission to comply with its remaining reporting obligations under Section 15(d) of the Exchange Act. As of the fiscal year ended March 31, 2021, the Company had less than 300 shareholders under the applicable counting rules. Accordingly, pursuant to Section 15(d) of the Exchange Act, upon the filing of this Annual Report on Form 10-K, the Company’s reporting obligations are suspended.

WESTELL TECHNOLOGIES, INC.
2021 ANNUAL REPORT ON FORM 10-K CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein that are not historical facts or that contain the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “should,” or derivatives thereof and other words of similar meaning are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, customer spending patterns, need for financing and capital, economic weakness in the United States (U.S.) economy and telecommunications market, the effect of international economic conditions and trade, legal, social and economic risks (such as import, licensing and trade restrictions), the impact of competitive products or technologies, competitive pricing pressures, customer product selection decisions, product cost increases, component supply shortages, new product development, excess and obsolete inventory, commercialization and technological delays or difficulties (including delays or difficulties in developing, producing, testing and selling new products and technologies), the ability to successfully consolidate and rationalize operations, the ability to successfully identify, acquire and integrate acquisitions, effects of the Company’s accounting policies, retention of key personnel, the effects and consequences of the ongoing COVID-19 pandemic or other outbreaks of infectious diseases, and other risks more fully described in this Form 10-K for the fiscal year ended March 31, 2021, including under Item 1A—Risk Factors. The Company undertakes no obligation to publicly update these forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.
Trademarks
The following terms used in this filing are our trademarks: ClearLink®, EdgeLinkTM, Kentrox®, Optima Management System®, ProtectLinkTM, UDIT®, WESTELL TECHNOLOGIES®, and Westell®. All other trademarks appearing in this filing are the property of their holders.
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
Reverse/Forward Stock Split and Deregistration/Delisting of Class A Common Stock
On September 29, 2020, the Company filed amendments to its amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by a 1,000-for-1 forward stock split (the “Transaction”). The Company's stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
In October 2020, the Company filed a Form 25 and Form 15 with the SEC to delist and deregister our Class A Common Stock. As a result, our Class A Common Stock is no longer listed on the Nasdaq Capital Market and trading in our Class A Common Stock will only occur in privately negotiated sales and on the OTC Pink Open Market, if one or more brokers continues to choose to make a market for our Class A Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading.
The Company’s reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were automatically suspended for the fiscal year that began on April 1, 2021, because the Company had fewer than 300 security holders of record. As a result, this Form 10-K will be the last report filed by the Company with the Securities and Exchange Commission (the “SEC”) unless circumstances change in the future (e.g., an increase in stockholders above the applicable threshold) and reporting obligations are re-activated.

Segment Reporting
The Company has three reportable operating segments: In-Building Wireless (“IBW”), Intelligent Site Management (“ISM”), and Communications Network Solutions (“CNS”).
IBW Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing “macro” outdoor cellular network. For cellular service, solutions include indoor distributed antenna systems (“DAS”), DAS conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
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
CNS Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, fiber access products and T1 network interface units (“NIUs”).
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
In addition to the increased use of mobile devices indoors, demand is also increasing for in-building wireless coverage for the public safety sector. First responders, such as firefighters, police and other law enforcement officers, and emergency medical service (“EMS”) personnel, are also in need of more modern high-bandwidth mobile communication capabilities beyond the traditional two-way land mobile radios (“LMRs”). Local municipalities with jurisdiction to define in-building public safety coverage are increasingly requiring public safety mobile communication coverage in buildings. Additionally, at the federal level, the First Responder Network Authority (“FirstNet”) radio spectrum was awarded to AT&T to build-out the first nationwide broadband public safety network, which can carry, among other things, high-speed data, location information and images.
Our IBW solutions include:
•Repeaters (Public Safety Market) – These products perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements. Westell recently launched two new UL2524 compliant public safety products; an Enhanced Class B repeater in July 2020 and ProtectLink Class A/B repeater in April 2021.
•Battery Backup Units (Public Safety Market) – The NFPA requires up to twenty-four hours of battery backup for public safety equipment, such as repeaters. These units include full battery backup along with remote failure alarms.
•Indoor Digital DAS Systems (Cellular Market) – This full featured DAS system supports fiber, coax or CAT 5/6 transport to the antenna with complementary fiber expansion units and carrier point of interconnect signal conditioning solutions. The system can scale from a handful of remotes to high density venues utilizing optical expansion units from 600 MHz to 3.8GHz supporting indoor and outdoor SISO and MIMO remotes. The system also includes a Network Management System (“NMS”) to configure and manage the system. Remotes are available to accommodate up to 8 concurrent bands including Wi-Fi as well as high power remotes accommodating up to 20 Watts of output power with passively cooling for indoor or outdoor environments.

•Passive RF System Components and Antennas (Cellular and Public Safety Markets) – We offer a variety of passive system components (couplers, duplexers, splitters, filters, and tappers) for use in both cellular and public safety in-building wireless systems. We also offer a broad line of donor and coverage antennas to support in-building wireless communications.
•DAS Conditioners (Cellular Market) – These units attenuate the high-powered radio frequency (“RF”) source from base transceiver system (“BTS”) to lower-powered RF required for the DAS. We offer both passive and active DAS conditioners, both of which can accommodate the majority of North American wireless service providers' frequency bands, with numerous port configuration options. Our active DAS conditioner, the Universal DAS Interface Unit (“UDIT”), is also a remotely manageable, high density, space saving unit with additional advanced features like spectrum analysis and tone generators to help test and analyze RF signal measurement data.
•Repeaters (Cellular Market) – These units provide a means to amplify and appropriately filter the RF signal from a cell site, providing the additional power and improved signal-to-noise performance necessary to optimize wireless service seamlessly throughout a building or structure.
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
Our ISM solutions utilize M2M communication, edge processing, cloud software, and intelligent software which enable operators to remotely monitor, manage, and control critical infrastructure and ensure the continued health and success of the network. The four important areas of focus include:
•Power management – AC and DC power availability and consumption monitoring, battery and fuel monitoring, generator management, hybrid power management and control, and rectifier monitoring.
•Communications management – microwave, DAS, and small cell management.
•Environmental management – heating, ventilation, and air conditioning (“HVAC”) monitoring/energy monitoring/control, environmental monitoring, aircraft warning light (“AWL”) management, and streetlamp and small cell pole management.
•Security management – access management, asset tampering reporting, and surveillance management.
Our ISM solution features the Westell Remote and EdgeLink suite of products, along with Enterprise Optima and Cloud-based VantEdge management systems, which offer a complete view and understanding of site assets remotely (i.e., without a site visit).  This functionality can enable the ability to more cost-effectively monitor, troubleshoot, and correct problems with network infrastructure before outages affecting service occur.
Our solutions can reduce network operating expenses, improve network performance and increase quality, reliability, and availability of customer network assets.
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
Our CNS segment provides a comprehensive range of solutions to connect outdoor buildings or facilities, including:
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
•Fiber Access Products - A set of fiber access solutions to address the growing customer needs for higher capacity broadband services and future 5G networks at the edge. The fiber access solutions include a suite of specialized modular cassettes, cassette trays and collapsible reeling systems for deployment in central office, outside plant, and customer premise environments.
•Copper/Fiber Network Connectivity Products - A flexible portfolio of standard relay rack mount panels and wall mount enclosures for Ethernet, fiber, or coax cables to facilitate easy and simple splicing, terminations, or handoffs.
•T1 NIUs - Includes network interface devices with performance monitoring features and protection panels.
The Company is also working with customers on rural broadband deployments. These remote locations require temperature-controlled outdoor cabinets and copper and fiber cable management, and may include remote site monitoring. Westell develops custom weatherproof cabinets for the customer, integrates the components inside the cabinets, and fully tests the assemblies before they ship.
Customers
The Company's principal customers include communications service providers, systems integrators, neutral host operators, and distributors. Service providers include wireless and wireline carriers, cable or multiple systems operators (MSOs), and Internet service providers (“ISPs”).
Customers outside North America (U.S. and Canada), which are primarily located in Australia, Latin America (including Mexico), and South Africa, represented an aggregate total of approximately $3.1 million or 10.3% and $2.8 million or 9.5% of the Company’s total revenues in fiscal years 2021 and 2020, respectively.
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
Supply Chain
Westell uses a balanced combination of both in-house manufacturing and assembly processes as well as utilizes relationships with our established contract manufacturing partners (CMs), both domestically and internationally. Many of our products, such as power panels, integrated cabinets, remotes, copper/fiber connectivity, fiber access, indoor digital DAS systems and public safety products, undergo subassembly manufacturing as well as final top-level assembly and/or testing at our Aurora, Illinois facility. We continually review our products and in-house process capabilities and, where appropriate, may expand the use with our CM partners. Within the IBW segment, UDIT and cellular repeaters are fully outsourced, including final top-level assembly and testing, at our largest CM located in Tilton, New Hampshire. Within the ISM segment, the remote sub-assemblies are assembled and tested by the CM located in Tilton, New Hampshire, with final assembly completed by the Company in house. In fiscal year 2021, our spending at our largest CM by dollar value was $3.2 million.
Reliance on third-party CMs involves risks. Standard commercial components available from multiple suppliers are procured by the CMs. In some cases, where there are single-sourced components and technology needed, we have direct supplier relationships and contracts for these items, and we may maintain inventory for these items at the CMs locations. Critical components, technology shortages, or business interruptions at our CMs could cause delays that may result in expediting costs or delayed or lost business. When our CMs encounter sourcing constraints or challenges due to component availability or extended lead-times, Westell offers our product and sourcing expertise to help resolve these issues.

A substantial portion of the Company's shipments in any fiscal period can relate to orders received in that period. Further, a significant percentage of orders may require delivery within forty-eight hours. To meet this demand, we maintain inventory at our own facilities and at the CMs. Because of rapid technological changes, we face recurring risks that our inventory may become obsolete. With the current and ongoing global shortages of many electronic components, as well as high demand for steel and aluminum products, Westell is faced with having to carry additional inventory as well as consider air freight as compared to sea freight from our partners in Asia to supply products in order to meet our customers' demands. The default method of transportation remains sea freight, but situations many arise that require other modes of transportation. Electronic components and raw material shortages may cause price increases. Manufacturing labor is also becoming more difficult to recruit which could lead to increased wages. Due to existing contracts and timing, Westell may not be able to pass along all these cost increases to customers.
In February 2021, a small fire at a subcontractor destroyed inventory that was being used to produce some of Westell’s products. Insurance policies are expected, but not guaranteed, to cover the replacement value of the assets that incurred losses or damages, less a $50,000 deductible. The loss of the inventory caused delays in delivering products and a decision to accelerate engineering efforts to develop a new replacement product.
Research and Development
We believe our ability to maintain technological capabilities through enhancements of existing offerings and development of new products and solutions that meet market demands and customer needs is a critical component for success. We therefore expect to continue to devote resources to research and development (“R&D”). In fiscal years 2021 and 2020, the Company's R&D expenses were approximately $4.0 million and $5.3 million, respectively. The decrease was primarily attributable to a lower expense structure resulting from the Company's overall cost reduction efforts, including the restructuring in the quarter ended December 31, 2019.
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
Our quality systems and product development processes are registered to ISO9001:2008 International Quality System Standard and TL9000, which is the Telecommunication Industry's sector-specific version of the ISO9001:2008. Many current critical processes required for managing the full product life cycle are already in place. Analysis of process and product performance, as well as monitoring of customer satisfaction and perception of products and performance, are routinely reviewed and corrective actions are taken where applicable. We successfully maintain ISO and the TL9000 certifications through annual audits in support of critical customer product offerings.  Product realization is accomplished as required in the ISO 9001:2008 and TL9000 standards. Critical quality assurance processes such as calibration, control of nonconforming material, supplier evaluation and monitoring, and configuration management are all in place and audited routinely to ensure the best product offerings to the customer. We believe product quality and reliability are critical and distinguishing factors in a customer’s product selection process.
The Company’s products are subject to industry-wide standardization organizations, including Telcordia, the National Fire Protection Association, the Internet Engineering Task Force, the American National Standards Institute (“ANSI”) in the U.S. and the International Telecommunications Union (“ITU”).
Competition
We operate in an intensely competitive marketplace and have no reason to believe that this competitive environment will ease in the future.  Our customers base their purchasing decisions on multiple factors including features, quality, performance, price, total cost of ownership, reliability, responsiveness, incumbency, financial stability, reputation, and customer service.  While competitors vary by market, some of our primary competitors include ADRF, Amphenol, Asentria, Bird Technologies, C Squared, Charles Industries, Clearfield, Cobham, Comba, CommScope, Corning, DPS Telecom, Emerson, Errigal, Galooli, Honeywell/Fiplex, Inala, Invendis, ISCO, JMA, Kaelus, Microlab, Purcell, RF Industries, SOLiD, Telect, and Trimm.  Some of these competitors compete with us across several of our products and solutions, while many are a competitor to a specific product or solution.
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
Employees
As of May 1, 2021, the Company had one part-time employee and 95 full-time employees for a total of 96 employees.
Available Information
The SEC maintains an internet site, www.sec.gov, through which you may access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the Company makes these reports available free of charge on the Company’s website at www.westell.com. The Company maintains a corporate governance page on the Company’s website. This page includes, among other items, the Code of Business Conduct, the Audit Committee Charter, the Compensation Committee Charter, and the Corporate Governance and Nominating Committee Charter.
As noted above, the Company’s duty to file reports with the SEC was automatically suspended beginning with the fiscal year that commenced on April 1, 2021, and, as a result, this Form 10-K will be the last Company financial document filed with the SEC unless circumstances change and reporting obligations are re-activated. In the future, the Company intends to file quarterly, unaudited results on the OTC Market website beginning with quarter ending June 30, 2021, but could reassess in the future.
Westell Technologies, Inc. (Pink: WSTL) trades on the OTC Pink Open Market and the Westell financial information can be found at www.otcmarkets.com/stock/WSTL/financials.

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
Risks Related to Our Business and Operations
We have incurred losses in the past and may incur losses in the future.
We have incurred losses in recent fiscal years and historically in fiscal years through 2002. The Company had an accumulated deficit of $353.5 million as of March 31, 2021.
We expect to continue to evaluate new product and growth opportunities. As a result, we will continue to invest in research and development as well as sales and marketing, which could adversely affect our short-term operating results as we pursue potential growth opportunities. We cannot provide any certainty that these efforts will be successful or that we will be profitable in the future.
Our business operations and financial condition have been adversely impacted, and may continue to be materially and adversely affected, by the ongoing COVID-19 pandemic, and other outbreaks of infectious diseases may have a similar impact.
The COVID-19 pandemic has adversely affected our operations. The pandemic continues to limit hands-on product demonstrations and face-to-face customer meetings, and has also limited the Company's ability to attend industry tradeshows. All of these disruptions have negatively impacted our ability to generate new business. Limited or restricted travel to customer worksites, which is required for our IBW and ISM products, may continue to have an adverse impact on our business. Government regulations or economic impacts due to COVID-19 have and may continue to reduce or delay construction projects, for many of our products, such as IBW products, that are installed during new construction and major renovations.
We have experienced, and may continue to experience, delays in receiving necessary parts and supplies from our vendors due to the impact of the pandemic. We have sourced, and may have to continue to source, parts from alternate suppliers with higher costs or expediting fees that cannot be passed along to the end customers. Our manufacturing facility or a facility at one of our contract manufacturers could be shut down if there is a significant spread of illness in the plant.
On April 14, 2020, the Company received $1.6 million pursuant to a loan from JPMorgan Chase Bank, N.A. ("JPM") under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Association (the “SBA”). Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. On March 16, 2021, JPM notified the Company that 100% of the initial PPP loan was forgiven as authorized by the SBA. On March 22, 2021, the Company received an additional $1.6 million second draw PPP loan ( the "PPP2") pursuant to a loan from St. Charles Bank & Trust Company, N.A. (“Wintrust”) under the Consolidated Appropriation Act, 2021 that was signed into law in December 2020. The Company will carefully monitor qualifying expenses and other requirements in an effort to properly maximize loan forgiveness, but the Company can provide no assurance that the PPP2 will be forgiven in whole or in part.
If the COVID-19 pandemic is not effectively and timely controlled, especially as new variants continue to evolve, our business operations and financial condition may continue to be materially and adversely affected. There is significant uncertainty around sales, supply chain availability, cash collections, costs related to our mediation efforts and other pandemic-related expenses. These uncertainties include the duration and severity of the pandemic and current, as well as future, containment measures, and how our compliance with these measures will impact our day-to-day operations as well as that of our customers, contract manufacturers and other supply chain partners. Any of these factors, as well as other factors beyond our control, could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business, financial condition and results of operations.
We have in the past and may in the future experience significant delays or other complications in the design, manufacture, launch, and production ramp of new products, which could harm our business, prospects, reputation, financial condition, and operating results.
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
The decision to curtail the development of new products or other complications in the development, manufacture, launch, and production ramp of any future product have in the past and could in the future materially damage our business, prospects, reputation, financial condition, and operating results.
We depend on a limited number of customers who are able to exert a high degree of influence over us and loss of or a significant reduction of spending by a major customer would adversely impact our business.
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
We have completed acquisitions in the past and expect to continue to review potential acquisitions, and we may acquire or make investments in businesses, products or technologies in the future. Any existing or substantial future acquisitions or investments would present a number of risks that could harm our business including:
•business integration issues;
•disruption to our ongoing or acquired business;
•difficulty realizing the intended benefits of the transaction;
•impairment of assets related to acquired goodwill and intangibles; and
•key employee retention.
Future acquisitions or investments could also result in use of significant cash balances, potential dilutive issuances of equity securities or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations.
We have long-term customer pricing contracts but few long-term contracts or arrangements with our suppliers, including temporary labor, which could adversely affect our ability, with certainty or economically, to purchase components and technologies used in our products or to economically manufacture products.
Although we have long-term customer pricing contracts, we have few long-term contracts or arrangements with our suppliers. Due to supply and demand of component parts for our products, we have seen a trend of price increases and longer lead-times. We are increasingly having to consider air freight as compared to sea freight from our partners in Asia in order to supply products to meet customer demand, causing increased costs. We may not be able to obtain products or components at competitive prices, in sufficient quantities or under other commercially reasonable terms. Due to supply and demand of labor to produce and install our products, we have seen a trend of labor rate increases. Because of our long-term customer pricing contracts, we may be unable to pass any significant increase in product costs on to our customers, which could have an adverse impact on our financial condition and results of operations.

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
We face significant inventory risk.
We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking products we assemble and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. With the current global shortages of many electronic components, as well as high demand for steel and aluminum products, we are faced with having to carry additional inventory. Transportation disruptions due to container shortages and back-ups at ports create additional pressure to increase safety-stock inventory levels. In addition, when we begin marketing a new product, it may be difficult to determine appropriate product or component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-times and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and we may be unable to sell products in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
We are dependent on our independent offshore manufacturing partners in Asia to manufacture, assemble and test our products. Although there typically is no unique capability with these suppliers, any failure or business disruption by these suppliers to meet delivery commitments would cause us to delay shipments and potentially lose revenue and/or incur contractual penalties. Our reliance on third-party subcontractors for assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, civil unrest or by pandemics or other outbreaks of infectious diseases, such as the ongoing COVID-19 pandemic, or other disasters in countries in which our subcontractors or their subcontractors are located. Contracts with our CMs are generally expressed in U.S. dollars, but volatility in foreign currency rates could increase our costs.
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
We are dependent on independent contract manufacturers. In February 2021, a small fire at a subcontractor destroyed inventory that was being used to produce some of Westell’s products. Insurance policies are expected, but not guaranteed, to cover the replacement value of the assets that incurred losses or damages, less a $50,000 deductible. The loss of the inventory caused delays in delivering products and a decision to accelerate engineering efforts to develop a new replacement product. During fiscal year 2017, the Company increased reliance on a single contract manufacturer to fully outsource final assembly and test operations for its IBW products. In fiscal year 2020, we expanded the number of products that will be assembled by that CM. These additional products include: full outsource assembly and testing of the IBW segment licensed public safety products as well as assembly of the ISM segment's remote sub-assemblies. Any disruption in assembly, test or shipment services, delays in manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstances that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these contract manufacturers and result in their insolvency or their inability to meet their commitments to us. These factors could result in reduced revenues and could negatively impact our financial condition and results of operations.

If we are not able to effectively manage human capital resources, including retaining and hiring additional key personnel, we will not be able to successfully compete, develop and sell products and services.
Because of our need to continually compete for customer business, our success is dependent on our ability to effectively management human capital resources, including attracting and retaining qualified technical, marketing, sales and management personnel. To remain competitive, we must maintain top management talent, employees who are involved in product development and testing and employees who have developed strong customer relationships. Due to the high demand for these types of employees, it may be difficult to retain existing key employees and attract new key employees. In addition, we do not have non-compete contracts with most of our employees. Our inability to attract and retain key employees could harm our ability to successfully sell existing products, develop new products, and implement our business goals.
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
We have significant deferred tax assets, primarily in the form of net operating losses, which are generally available to offset future taxable income. If we fail to generate sufficient future taxable income, net operating losses would expire prior to utilization. A valuation allowance was recorded against all deferred tax assets in the fourth quarter of fiscal year 2013. The Company remains in a full valuation allowance position as of March 31, 2021. A change in ownership, as defined by Section 382 of the Internal Revenue Code, could reduce the availability of those tax assets. Additional federal or state tax code changes could further limit our use of deferred tax assets and harm our business and our investors.
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
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. A disruption or failure of these systems or operations because of relocation, the failure to successfully upgrade our systems, a disaster, or other business continuity event could cause data corruption, missing data or data lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster or other event would be effective or occur in an efficient manner. Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses, which could lead to the loss of business, adversely impact our financial results, lead to litigation and/or cause us to incur significant costs to resolve the issue.
Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could adversely affect our business and financial results as well as damage our reputation.
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
We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks and techniques used to obtain unauthorized access to or sabotage systems that change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. These risks may be heightened by having a portion of our workforce working remotely due to the pandemic. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results as well as damage our reputation.
Risks Related to Litigation and Related Matters
We may be subject to litigation that could be costly to defend and could impact our profitability.
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
Risks Related to Our Common Stock
The Company has delisted the Class A Common Stock from the Nasdaq Stock Market and SEC reporting requirements were automatically suspended beginning with the fiscal year that commended on April 1, 2021.
In October 2020, we filed a Form 25 and Form 15 with the SEC to delist and deregister our Class A Common Stock. As a result, our Class A Common Stock is no longer listed on the Nasdaq Capital Market and trading in our Class A Common Stock will only occur in privately negotiated sales and on the OTC Pink Open Market, if one or more brokers continues to choose to make a market for our Class A Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. Because of the limited liquidity for our Class A Common Stock, the planned termination of our obligation to publicly disclose financial and other information on the SEC website, and the deregistration of our Class A Common Stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the value of their Class A Common Stock.
We intend to continue to prepare audited annual financial statements and periodic unaudited financial statements on the OTC Market website beginning with quarter ending June 30, 2021, but could reassess in the future. Nonetheless, stockholders will have significantly less information about the Company and our business, operations, and financial performance than they have currently. We intend to continue to hold stockholder meetings as required under Delaware law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings.
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
We could be the subject of future investigation by governmental authorities that could adversely affect our financial condition, results of operations and the price of our common stock.
In the event that an investigation by governmental authorities leads to significant legal expense or to action against the Company or its directors and officers, our financial condition, results of operations and the price of our common stock may be adversely impacted.
While our Class A Common Stock is traded on the OTC Pink Open Market, its price is characterized by significant price volatility.
Our stock price has demonstrated and may continue to demonstrate volatility as valuations, trading volumes and prices vary significantly. Such volatility may result in a material decline in the market price of our securities, and may have little relationship to our financial results or prospects.

While our Class A Common Stock is traded on the OTC Pink Open Market, its trading price is characterized by significant volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies traded on the major markets for the indefinite future.
The volatility in our share price is attributable to a number of factors. First, as noted above, our Class A Common Stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our Class A Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Class A Common Stock will be at any time, including as to whether our Class A Common Stock will sustain its current market price, or as to what effect that the sale of shares or the availability of Class A Common Stock for sale at any time will have on the prevailing market price, or if our Class A Common Stock will continue to be traded on the OTC Pink Open Market.
Our principal stockholders can exercise significant influence that could discourage transactions involving a change of control and may affect your ability to receive a premium for Class A Common Stock that you purchase.
As of May 14, 2021, as trustees of a voting trust dated February 23, 1994, (the “Voting Trust”) containing common stock held for the benefit of the Penny family, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr. have the exclusive power to vote over 60.0% of the votes entitled to be cast by the holders of our common stock. In addition, members of the Penny family who are beneficiaries under this Voting Trust are parties to a stock transfer restriction agreement which prohibits the beneficiaries from transferring any Class B Common Stock or their beneficial interests in the Voting Trust without first offering such Class B Common Stock to the other Penny family members. Certain Penny family members also own or are beneficiaries of trusts that own shares outside of the Voting Trust. As trustees of the Voting Trust and other trusts, Messrs. Penny, Foskett and McDonough, Jr. control 65.2% of the stock vote. Consequently, we are effectively under the control of Messrs. Penny, Foskett and McDonough, Jr., as trustees, who can effectively control the election of all of the directors and determine the outcome of most corporate transactions or other matters submitted to the stockholders for approval. Such control may have the effect of discouraging transactions involving an actual or potential change of control, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company leases the following real property:

Location	Purpose	Square footage	Termination calendar year	Segment
Aurora, IL	Corporate headquarters, office, distribution and manufacturing	83,000	2025
Dublin, OH	Design center	5,798	2025	ISM
Manchester, NH	IBW office	2,287	2022	IBW
During fiscal year 2021, the Company executed a 62- month lease extension for approximately 83,000 square feet for our Aurora, Illinois headquarters facility. The Aurora lease expires November 30, 2025.
During fiscal year 2020, the Company executed a 63-month lease for approximately 5,800 square feet for the ISM design center in Ohio. The Dublin lease expires on February 28, 2025.
During fiscal year 2021, the Company executed a two-year lease extension for approximately 2,300 square feet for our Manchester, New Hampshire IBW office space. The Manchester lease expires August 31, 2022.
On April 1, 2013, as a result of the Kentrox acquisition, the Company acquired a sixteen acre parcel of land in Dublin, Ohio. The Company sold four acres in April 2015 and is marketing the remaining twelve acres for sale.

ITEM 3.	LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to the Company’s business and its previously owned operations. In the ordinary course of our business, we are routinely reviewed and/or audited and subject to inquiries by governmental and regulatory agencies. Although it is not possible to predict with certainty the outcome of these or other unresolved legal actions or the range of possible loss, management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.
In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made. A significant customer is a defendant in an ongoing patent infringement claim and is asserting possible indemnity rights under contracts with the Company. The customer initially won summary judgment for all claims, which was subsequently reversed on appeal. After the reversal, the customer filed another motion for summary judgment for non-infringement on all claims, which was recently granted by the District Court. Prior to issuance of the most recent summary judgment order, the customer informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. We have a release as to all defense costs incurred prior to June 2019. At this time, the Company does not have a specific estimate regarding the potential range of the related costs, or a lower limit of the range, with any degree of certainty for the claim, and therefore, we can only disclose the recent notice of intent to seek costs. The Company is seeking additional information to fully evaluate the facts in order to determine potential exposure, which will vary depending upon, among other things, the Company's contribution ratio, whether the plaintiff in the underlying case appeals the summary judgment order, and the resolution of that appeal. This claim relates to a business that was previously sold and therefore any future expense would be presented as discontinued operations in the financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is traded on the OTC Pink Open Market under the symbol “WSTL”.
As of May 1, 2021, there were approximately 78 holders of record of the outstanding shares of Class A Common Stock and four holders of record of Class B Common Stock.
During the fiscal year ended March 31, 2021, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
Dividends
The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchase activity for its Class A Common Stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Programs (a)
January 2021	—	$0.0000	—	$680,957
February 2021	—	$0.0000	—	$680,957
March 2021	—	$0.0000	—	$680,957
Total	—	$0.0000	—

(a)In May 2017, the Board of Directors authorized a new share repurchase program whereby the Company could repurchase up to an additional aggregate of $2.0 million of its outstanding Class A Common Stock. As indicated above, there was approximately $0.7 million remaining under the May 2017 authorization as of March 31, 2021.

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
As noted above, the Company’s reporting obligations with the SEC were suspended beginning with the fiscal year that commenced on April 1, 2021; therefore, this Form 10-K will be the last Company financial document filed with the SEC unless circumstances change and reporting obligations are re-activated. The Company intends to file future quarterly, unaudited results on the OTC Market website beginning with quarter ending June 30, 2021, but could reassess in the future. Westell Technologies, Inc. (Pink: WSTL) trades on the OTC Pink Open Market and the Westell financial information can be found at: www.otcmarkets.com/stock/WSTL/financials.
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
Reverse/Forward Stock Split and Deregistration/Delisting of Class A Common Stock
On September 29, 2020, the Company filed amendments to its amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by a 1,000-for-1 forward stock split (the “Transaction”). The Company's stockholders approved the Transaction at the Annual Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
In October 2020, the Company filed a Form 25 and Form 15 with the SEC to delist and deregister our Class A Common Stock. As a result, our Class A Common Stock is no longer listed on the Nasdaq Capital Market and trading in our Class A Common Stock will only occur in privately negotiated sales and on the OTC Pink Open Market, if one or more brokers continues to choose to make a market for our Class A Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading.
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic. COVID-19 continues to mutate throughout the U.S. and around the world. As a result, throughout fiscal year 2021 and into fiscal year 2022, authorities continue to implement numerous measures to try to contain the virus, including restrictions on travel, quarantine recommendations, and various business restrictions. The Company is considered an “essential business” due to the industries and customers we serve, including critical telecommunications infrastructure. Accordingly, we have followed recommendations of the Centers for Disease Control (the “CDC”) and have continued operations with enhanced safety precautions throughout the pandemic.
To support the health and well-being of our workforce, customers, partners and communities, all of our employees who do not have critical in-person functions have been working remotely to lower the number of people working on-site at any given time. For those employees working in our facilities, we have instituted mediation measures including increased distancing of workstations, more frequent cleanings, face mask requirements, restricting access to our premises, and other safety precautions. We continue to monitor and follow CDC and State COVID-19 guidelines and will revise our mediation efforts and protocols based on those guidelines.
We have experienced and may continue to experience the adverse impact of the pandemic on our financial results. There remains significant uncertainty with respect to future customer demand, supply chain availability, and transportation costs going forward. These uncertainties depend on the duration of the pandemic and containment measures as well as how our compliance with these measures will impact our operations as well as those of our customers, contract manufacturers and other supply chain partners.
We are continuing to monitor developments related to the pandemic on our own operations as well as on our suppliers, contract manufacturers and customers. We intend to adapt to the changing environment while acting to ensure the health and safety of our employees.

On April 14, 2020, the Company received $1.6 million pursuant to a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. On March 16, 2021, JPM notified the Company that the SBA provided forgiveness for the full amount of the PPP Loan, plus all related accrued interest. The gain associated with the forgiveness is presented on the Statements of Operations as Gain on forgiveness of first draw PPP loan.
On March 15, 2021, the Company obtained an unsecured second draw PPP loan through St. Charles Bank & Trust Company, N.A. (“Wintrust”) in the amount of $1.6 million (the ”PPP2 Loan”). The PPP2 Loan was made through the SBA pursuant to the Consolidated Appropriations Act, 2021 (the “CAA”) that was signed into law in December 2020.  All or a portion of this loan may be forgiven if certain requirements are met.  The Company intends to adhere to the requirement and apply for loan forgiveness, but no assurance can be given that the Company will obtain forgiveness of the PPP2 Loan, in whole or in part.
Segments
The Company has three reportable operating segments: In-Building Wireless (“IBW”), Intelligent Site Management (“ISM”), and Communications Network Solutions (“CNS”).
    IBW Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing “macro” outdoor cellular network. For cellular service, solutions include indoor distributed antenna systems (“DAS”), DAS conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
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
    CNS Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, fiber access products and T1 network interface units (“NIUs”).
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

Critical Accounting Policies and Estimates
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
The Company records revenue net of taxes.
Results of Operations
Fiscal Years Ended March 31, 2021 and 2020

Revenue by segment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
IBW	$9,683	$10,021	$(338)
ISM	9,352	10,101	(749)
CNS	10,912	9,834	1,078
Consolidated revenue	$29,947	$29,956	$(9)
IBW
IBW segment revenue decreased $0.3 million in fiscal year 2021 when compared to fiscal year 2020.
The following is a more detailed analysis of the IBW product revenue in fiscal year 2021, compared to the prior year and anticipated trends:
• The Company recognized revenue of approximately $0.9 million from the new Crossfire Cellular DAS product line that was introduced in fiscal year 2021. The Company has a $2.0 million Crossfire product backlog that is expected to ship in the second or third quarter of fiscal year 2022. The Crossfire system is a digital transport system extending cellular signals throughout buildings where existing cellular coverage is poor. Due to the project-based nature of this revenue, it is difficult to make a determination on future trends, but we anticipate the new Crossfire product line is a growth opportunity.

• Sales of DAS conditioners, which include our Universal DAS Interface Tray (“UDIT”) active conditioner, were down approximately $0.3 million in fiscal year 2021, compared to the prior year. During fiscal year 2020, sales of DAS conditioners also decreased compared to prior years due to network architecture shifts to alternative solutions in large venues such as stadiums and arenas, as well as integration of RF signal power attenuation (the primary function of conditioners) into larger network elements. Going forward, we do not anticipate sales of conditioners to rebound to previous levels, but we do expect on-going demand where customers may add capacity to the existing embedded base of large-venue DAS networks, as well as in smaller in-building DAS deployments that require a stand-alone conditioner.

• Sales of cellular repeaters were down approximately $0.4 million in fiscal year 2021, compared to the prior year. While still a reliable and proven solution for amplifying cellular coverage inside a building, lower sales of cellular repeaters are reflective of the continuing downward-demand trend as our larger customers have had a stronger preference for small cells to provide in-building cellular coverage. We expect the cellular repeater market to decline as customers continue to shift to other forms of commercial in-building coverage, such as small cells.

• Despite the slowdown of installations due to COVID-19 during fiscal year 2021, sales were relatively flat for our public safety products, which include Class A Repeaters, Class B Repeaters and battery backup units, compared to the prior year. These public safety repeaters perform similarly to cellular repeaters and extend public safety radio signals inside buildings where existing radio coverage does not reach. The products are dedicated only to public safety frequency bands and meet the strict National Fire Protection Association (“NFPA”) regulatory requirements. We expect the market for public safety products to grow as more local municipalities pass and enforce ordinances that require in-building wireless communication coverage for first responders and emergency personnel. The Company recently launched two new UL2524 compliant public safety products: an Enhanced Class B repeater in July 2020 and ProtectLink Class A/B repeater in April 2021.

• Ancillary products (passive RF system components and antennas) sales decreased by $0.6 million in fiscal year 2021, compared to the prior year. Future ancillary product revenue could potentially increase with the increase in public safety revenue, but may follow the same flat-to-down trend as DAS conditioners and cellular repeaters.

Many IBW products are installed during new construction projects and major renovations. Restricted travel to customer worksites or government regulations and economic impacts due to COVID-19 have and may continue to reduce or delay construction projects impacting the amount and timing of IBW product revenue.

ISM
ISM segment revenue decreased by $0.7 million in fiscal year 2021, compared to the prior year. The decrease was primarily driven by demand for sales of remote units, offset in part by small increases in deployment and support revenue. The RMM-300, a new monitoring product, was launched in March 2021. The RMM-300 includes 40 input/output ports and a built-in processor core with an Ethernet port to backhaul alarms to a Network Operating Center (“NOC”). A Tier 1 carrier started purchasing the product in March 2021 and is installing the product as they upgrade their 3G cellular sites. Due to the project-based nature of our ISM business, it is difficult to make a determination on future trends.
COVID-19-related travel restrictions are expected to continue to impact timing of new installations while government and customer restrictions remain in place. Although it is uncertain, we may see increased demand for our ISM remote monitoring equipment and software given the current market conditions and, customers may choose to accurately monitor remote locations so they dispatch the correct repair personnel, especially in areas where there are limited personnel, local travel restrictions, and a need to limit face-to-face interactions; however, we cannot provide any assurances.

CNS
CNS segment revenue increased $1.1 million in fiscal year 2021, compared to fiscal year 2020. The increase was primarily due to increased sales from integrated cabinets.
Sales of integrated cabinets, which are heavily project-based, are likely to remain uneven. While we expect sales of power distribution products and copper/fiber connectivity panels to remain steady, we anticipate revenue from T1 NIUs and TMAs, which are older technology with declining use, to continue to decrease over time.
COVID-19 restrictions on travel could increase demand for our CNS integrated cabinets used in rural broadband, which is expected to expand to support a larger number of people working remotely. However, customers could also feel pressure to delay their capital spending to preserve cash.

Gross profit and gross margin	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
IBW	$2,524	$2,613	$(89)
	26.1%	26.1%	—%
ISM	$5,244	$5,236	$8
	56.1%	51.8%	4.3%
CNS	$2,304	$1,798	$506
	21.1%	18.3%	2.8%
Consolidated gross profit	$10,072	$9,647	$425
Consolidated gross margin	33.6%	32.2%	1.4%
In fiscal year 2021, consolidated gross margin increased 1.4% compared to fiscal year 2020.
The primary factors that caused year-over-year changes within each segment are as follows:
•IBW segment gross margin remained steady primarily due to a shift to lower margin from public safety products and increased freight and tariff costs, offset by lower excess and obsolete costs. The fiscal year 2021 provision for excess and obsolete inventory included approximately $0.3 million related to the decision to discontinue future production of products under the license agreement. See Long-lived assets impairment below.
•ISM segment gross margin increased, by 4.3%, due primarily to lower excess and obsolete inventory, offset in part by lower revenue against fixed costs.
•CNS segment gross margin increased, by 2.8%, due primarily to lower excess and obsolete inventory costs.
Other factors contributed broadly to impact gross margins. Increased tariffs on products and components imported from China have caused cost increases over fiscal year 2020 costs. In fiscal year 2021, we experienced delivery delays, shortages and increased transportation costs due to the global impact of COVID-19. Supply shortages have required us to purchase parts from suppliers at higher costs that were not passed along to our customers. We expect these trends to continue well into fiscal year 2022.

Research and development (“R&D”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
IBW	$1,596	$1,757	$(161)
ISM	1,623	2,237	(614)
CNS	813	1,352	(539)
Consolidated R&D expense	$4,032	$5,346	$(1,314)
Percentage of revenue	13%	18%
In fiscal year 2021, R&D expense decreased $1.3 million compared to fiscal year 2020. The decrease was primarily attributable to a lower expense structure resulting from the Company's overall cost reduction efforts across all three reporting segments, including the restructuring in the quarter ended December 31, 2019 and included a temporary salary reduction during the first quarter of fiscal year 2021 in response to COVID-19. The IBW segment recently launched two new UL2524 compliant public safety products: an Enhanced Class B repeater in July 2020, and ProtectLink Class A/B repeater in April 2021.

Sales and marketing (“S&M”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated S&M expense	$5,207	$7,592	$(2,385)
Percentage of revenue	17%	25%
In fiscal year 2021, sales and marketing expense decreased by $2.4 million, compared to fiscal year 2020. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019, and the Company's overall cost reduction efforts. The decrease also reflects lower travel and entertainment expenses primarily due to COVID-19 restricted travel and included a temporary salary reduction during the first quarter of fiscal year 2021 in response to COVID-19.

General and administrative (“G&A”)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated G&A expense	$4,086	$4,757	$(671)
Percentage of revenue	14%	16%
In fiscal year 2021, general and administrative expense decreased by $0.7 million, compared to fiscal year 2020. The decrease was largely attributable to a lower expense structure from the restructuring in the quarter ended December 31, 2019, and the Company's overall cost reduction efforts. Fiscal year 2021 includes approximately $0.3 million of non-recurring transactions costs related to the reverse/forward stock split, offset in part by a temporary salary reduction during the first quarter of fiscal year 2021 in response to COVID-19.

Intangibles amortization

Acquisition-related amortization	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated intangibles amortization	$903	$1,233	$(330)
Amortization amounts in the fiscal years 2021 and 2020, were non-cash expenses related to ISM intangible assets established through prior acquisition. These intangible assets consist of product technology, customer relationships, and trade names derived from the acquisition. The decrease of $0.3 million in fiscal year 2021, compared to the prior fiscal year, resulted primarily from trademark intangibles becoming fully amortized in the fourth quarter of fiscal year 2020.
Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement (the “Agreement”) with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment. Under the terms of the Agreement, the Company made an up-front payment of $1.0 million, in connection with the execution of the Agreement and was required to pay an additional $1.0 million upon the achievement of certain milestones, as well as royalties on future sales. As of March 31, 2020, $0.3 million for the last milestone was unpaid and is presented in Accounts Payable on the Consolidated Balance Sheet. The product licensing rights are being amortized straight-line over the term of the Agreement. The amortization related to this intangible asset was $0.2 million and $0.3 million during fiscal years 2021 and 2020, respectively, and is presented in Cost of revenue on the Consolidated Statements of Operations. In February 2021, a small fire at a subcontractor destroyed inventory that was being used to produce some of Westell’s products. Insurance policies are expected, but not guaranteed, to cover the replacement value of the assets that incurred losses or damages, less a $50,000 deductible. The loss of the inventory caused delays in delivering products and a decision to accelerate engineering efforts to develop a new replacement product. See Long-lived assets impairment below.

Restructuring	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated restructuring expense	$—	$234	$(234)
There were no restructuring expenses recorded in fiscal year 2021. In fiscal year 2020, the Company recorded a restructuring expense of $0.2 million related to employee termination costs that spanned all three segments.

Long-lived assets impairment	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated long-lived assets impairment	525	1,007	$(482)
In February 2021, as previously mentioned, a small fire at a subcontractor destroyed inventory that was being used to produce product under the IBW license agreement. Due to long lead times, increased costs and new minimum order quantities on replacement components, the Company made a decision to accelerate engineering efforts to develop a new replacement product and abandon the production of product under the license agreement. As a result, during the quarter ended March 31, 2021, the Company recorded a non-cash impairment loss of $0.5 million to fully impair the product licensing right intangible asset.
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
Gain on forgiveness of first draw PPP loan
On April 14, 2020, the Company obtained an unsecured first draw Paycheck Protection Program (“PPP”) loan through JPMorgan Chase Bank, N.A. (“JPM”) in the amount of $1.6 million (the ”PPP Loan”). The PPP Loan was made through the United States Small Business Administration (the “SBA”) as part of the PPP under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  On March 16, 2021, JPM notified the Company that the SBA provided forgiveness for the full amount of the PPP Loan, plus all related accrued interest. The gain associated with the forgiveness is presented on the Statements of Operations as Gain on forgiveness of first draw PPP loan.

Other income (expense)	Fiscal Year Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	2021 vs. 2020
Consolidated other income (expense)	288	456	$(168)
Other income (expense), net was income of $0.3 million and $0.5 million for fiscal years 2021 and 2020, respectively. Other income (expense), net contains interest income earned on cash and cash equivalents plus foreign currency gains and losses related primarily to receivables and investments denominated in Australian and Canadian currencies. The fiscal year 2021 also includes a $0.2 million gain on the sale of IPV4 addresses. The decrease during fiscal year 2021, compared to the prior fiscal year, was primarily due to decreased cash balances and lower interest rates on investments.
Income tax (expense) benefit
Income tax benefit in fiscal year 2021 was $22,000 and income tax expense in fiscal year 2020 was $36,000. Income tax expense resulted from foreign tax and state tax based on gross margin and in fiscal year 2021 the reversal of a previously identified uncertain tax position following the closing of an audit. In fiscal years 2021 and 2020, the Company continued to maintain a full valuation allowance on deferred tax assets.
As of March 31, 2020, the Company has a $0.3 million tax receivable associated with prior federal alternative minimum tax (“AMT”) credit carryforward, which is recorded as a tax receivable within Prepaid and other non-current assets on the Consolidated Balance Sheets. On March 27, 2020, the CARES Act was signed into law. Among the changes to the U.S. federal income tax rules, the CARES Act accelerated the timeframe for refunds of AMT credits. The Company recovered the entire amount in fiscal year 2021 via tax refunds. Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit. For the fiscal year 2021, the Company has deferred $0.4 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022. The Company records a deferred tax asset for the payroll tax liability that is not deductible in fiscal year 2021 for income tax purposes. Also under the CARES Act, the PPP was established to provide loans to eligible businesses. Under the terms of the PPP, certain amounts of the loan may be forgiven if used for qualifying expenses, as described in the CARES Act. For fiscal year 2021, the Company is excluding $1.6 million of income related to the loan forgiveness from taxable income.
Net income (loss)
Net loss was $2.7 million and $10.1 million in fiscal years 2021 and 2020, respectively. The change was due to the cumulative effects of the variances identified above.
Quarterly Results of Operations
The Company has experienced, and may continue to experience, fluctuations in quarterly results of operations. Such fluctuations in quarterly results may correspond to substantial fluctuations in the market price of the Class A Common Stock. Some factors, which have had an influence on and may continue to influence the Company’s results of operations in a particular quarter include, but are not limited to, the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, write-offs for excess or obsolete inventory, impairments, changes in the Company’s operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supplies, regulatory changes, capital spending, delays of payments by customers, working capital deficits and general economic conditions, as well as the ongoing COVID-19 pandemic.

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
Liquidity and Capital Resources
Overview
Due to significant uncertainty around future customer demand, supply chain availability, transportation costs, and our ability to sustain our operations as the COVID-19 pandemic continues, we are proactively managing costs and working capital in order to protect our financial position and maintain our workforce. Effective April 1, 2020, we reduced operating expenses through director fee reductions, elimination of non-essential travel, and reduced discretionary spending. At March 31, 2021 and 2020, the Company had $16.9 million and $20.9 million in cash and cash equivalents, respectively.
To preserve cash and liquidity, we are delaying non-essential capital expenditures and will delay usage of funds authorized under our stock repurchase program. On April 14, 2020, the Company obtained an unsecured first draw PPP loan through JPMorgan Chase Bank, N.A. (“JPM”) in the amount of $1.6 million. The PPP Loan was made through the SBA as part of the PPP under the CARES Act.  On March 16, 2021, JPM notified the Company that the SBA provided forgiveness for the full amount of the PPP Loan, plus all related accrued interest. On March 22, 2021, the Company received funds pursuant to an unsecured second draw PPP loan through St. Charles Bank & Trust Company, N.A. (“Wintrust”) in the amount of $1.6 million. The PPP2 Loan is presented on the Consolidated Balance Sheets as Note Payable- non-current. The PPP2 Loan was made through the SBA pursuant to the CAA that was signed into law in December 2020.  The PPP2 Loan has a five-year term, bears interest at a rate of 1.00% per annum, and may be prepaid at any time without incurring any prepayment charges. All or a portion of this loan may be forgiven if certain requirements are met.  The Company intends to adhere to the requirement and apply for loan forgiveness, but no assurance can be given that the Company will obtain forgiveness of the PPP2 Loan, in whole or in part.
Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit. For the fiscal year ended March 31, 2021, the Company has deferred $0.4 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022. The Company continues to monitor government economic stabilization efforts and is awaiting further IRS clarification to determine eligibility for the calendar year 2021 employee retention credit (”ERC”).
We expect our existing cash balance will be sufficient to meet our liquidity needs for the next twelve months.
Cash Flows
The Consolidated Statements of Cash Flows include discontinued operations.
The significant changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$95	$(2,272)
Investing activities	(72)	(2,124)
Financing activities	(4,008)	(192)
Net increase (decrease) in cash and cash equivalents	$(3,985)	$(4,588)
The Company’s operating activities generated cash of $0.1 million and used cash of $2.3 million in fiscal years 2021 and 2020, respectively. The change resulted primarily from the decreased net loss in the current period adjusted for non-cash items, offset in part by a decrease in cash generated by working capital when compared to the prior year.
The Company’s investing activities used cash of $0.1 million and $2.1 million in fiscal years 2021 and 2020, respectively. The decreased usage was primarily due to the fiscal year 2020 $2.0 million investment in IBW product licensing rights.
The Company’s financing activities used cash of $4.0 million and $0.2 million in fiscal years 2021 and 2020, respectively. The increased use of cash was primarily from the Transaction in the quarter ended December 31, 2020 where the Company paid $7.2 million to repurchase 4.9 million shares of Class A Common stock as part of the Transaction, offset in part by the $3.3 million in proceeds from the PPP and PPP2 loans.

As of March 31, 2021, the Company had net deferred tax assets of approximately $40.6 million before a valuation allowance of $40.6 million. The Company’s ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company completed the Section 382 analysis for fiscal year 2021 and has concluded there were no ownership changes during the fiscal year 2021 that triggered a Section 382 limitation. If it is determined that an ownership change has occurred under these rules, the Company would generally be subject to an annual limitation on the use of pre-ownership change NOL carryforwards and certain other losses and/or credits. In addition, certain future transactions regarding the Company's equity, including the cumulative effects of small transactions as well as transactions beyond the Company’s control, could cause an ownership change and therefore a potential limitation on the annual utilization of the deferred tax assets. Also, as of March 31, 2021, the Company had a $0.8 million tax contingency reserve related to uncertain tax positions. Federal net operating loss carryforwards begin to expire in fiscal year 2022. Realization of deferred tax assets associated with the Company’s future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration, among other factors. The Company weighed positive and negative evidence to assess the need for a valuation allowance against deferred tax assets and whether a tax benefit should be recorded when taxable losses are incurred. The existence of a valuation allowance does not limit the availability of tax assets to reduce taxes payable when taxable income arises. Management periodically evaluates the recoverability of the deferred tax assets and may adjust the valuation allowance against deferred tax assets accordingly.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firms are set forth on pages 46—71 of this report and are incorporated by reference in this Item 8. The Consolidated Financial Statement schedule listed under Item 15(a)(2), is set forth on page 72 of this report and is incorporated by referenced in this Item 8 and should be read in conjunction with the financial statements.
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
Management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

Name	Age	Principal Occupation and Other Information
Kirk R. Brannock	63	Kirk R. Brannock has served as Chairman of Westell's Board of Directors since September 2017. He served as Interim President and Chief Executive Officer at Westell from November 2017 through May 2018 after serving in that capacity from October 2016 through July 2017. Previously Mr. Brannock served as a member of Westell’s Board of Directors from February 2011 to September 2014. He retired in 2010 from his position as Senior Vice President -Ethernet Deployment at AT&T, a leading provider of voice, video, data and broadband delivery services, after a career spanning more than 30 years. Previously Mr. Brannock served in leadership positions at AT&T, Ameritech and SBC, including Senior Vice President - AT&T National Installation & Maintenance and President - SBC/Ameritech Midwest Network Services. Mr. Brannock holds a Bachelor of Arts in Business Administration from Michigan State University and is currently a Board Member and Board President for a Marriott International $42 million Cooperative. Mr. Brannock's extensive knowledge of Westell operations and the telecommunications industry along with his other board experience qualify him to serve as the Chairman of the Board.

Timothy L. Duitsman	59	Timothy L. Duitsman was named as President and CEO in September 2019 after being appointed to the Westell Board of Directors in June 2019. Previously, Mr. Duitsman served as the Senior Vice President of Product Development at Klein Tools, a manufacturer of hand tools, where he was responsible for product development launches, a position he held since 2012. Mr. Duitsman initially joined Klein Tools in 2009 as the Vice President of Engineering. Prior to Klein Tools, Mr. Duitsman served as Vice President of Research and Development at Intermatic, from 2004 to 2008, where he increased sales of new industrial products. Previously, Mr. Duitsman served in various engineering and leadership roles at Westell. Mr. Duitsman earned an MBA from Northwestern University Kellogg School of Management, as well as MS and BS degrees in Mechanical Engineering from the University of Illinois at Chicago and the University of Illinois at Champaign-Urbana, respectively. Mr. Duitsman's technical and leadership experience qualify him to serve on the Board of Directors.

Robert W. Foskett(1)	44	Robert W. Foskett has served as a Director of the Company since September 2009. Mr. Foskett is the Managing Partner and Investment Committee Member of Table Mountain Capital LLC, a private investment company, a position he has served since 2006. Prior to joining Table Mountain Capital LLC, he served from 2002 to 2006 as a Research Director at L.H. Investments, a private investment company. Mr. Foskett holds an MBA from the University of Denver, Daniels College of Business. Mr. Foskett’s investment experience and education qualify him to serve on the Board of Directors and as a member of the Corporate Governance and Nominating Committee.

Robert C. Penny III(1)	67	Robert C. Penny III has served as a Director of the Company since September 1998. He is the owner of Eastwood Land & Cattle, a private business. Mr. Penny’s years of service as a board member and his knowledge of the Company’s business and technology qualify him to serve as a member of the Board of Directors and as the Chair of the Corporate Governance and Nominating Committee.

Cary B. Wood	54	Cary B. Wood has served as a Director of the Company since March 2017. In December 2019, Mr. Wood rejoined Grede Holdings LLC, a privately held manufacturer of innovative metal components for the automotive, industrial and commercial marketplaces, as Chief Executive Officer and as a Member of its Board of Directors, where he previously held leadership positions between August 2004 and November 2008, including as interim CEO of its predecessor company, Citation Corporation. He currently serves as the Chairman of the Board of Directors of Duravent Corporation, a privately held venting systems firm, since January 2017. From June 2017 until January 2019, Mr. Wood was President and Chief Executive Officer of Angelica Corporation, a leading provider in the healthcare and medical textile processing and related services. Mr. Wood serves as the Lead Independent Director, Chairman of the Compensation Committee and as a member of the Audit Committee of the Board of Directors of Broadwind Energy (Nasdaq: BWEN), a precision manufacturer of structures, equipment and components for clean energy technology and other specialized applications, since May 2016. Mr. Wood served as Chairman of the Operating Committee and as a member of the Nominating and Corporate Governance Committee of the Board of Directors of Vishay Precision Group, Inc. (NYSE: VPG), an internationally-recognized designer, manufacturer and marketer of resistive foil technology, sensors, and sensor-based systems to niche, industrial applications, from March 2016 to May 2018. Mr. Wood served as President, Chief Executive Officer, and as a member of the Board of Directors of Sparton Corporation (NYSE: SPA), a global manufacturer of complex and regulated electronic services as well as engineering products in the medical, avionics, industrial and defense sectors, from November 2008 until February 2016. Mr. Wood received a Bachelor of Science in Technology from Purdue University, a Master of Science in Industrial Operations from the School of Management at Lawrence Technological University, and an MBA in Finance from Loyola University-Chicago. Mr. Wood’s executive experience and his service on public company boards qualify him to serve on the Board of Directors, as a Chair of the Compensation Committee, and as a member of the Audit Committee.

Mark A. Zorko	69	Mark A. Zorko has served as Director of the Company since January 2017. Mr. Zorko is a principal with executive management and business support services firm Brentwood Advisory Group. In January 2016, Mr. Zorko founded Brentwood 401k, LLC, to provide 401(k) plan advisory services to middle market firms. Mr. Zorko previously chaired the Nominating and Corporate Governance Committee and from 2009 to 2019 served on both the Audit and Compensation Committees of Perma-Pipe International Holdings, Inc. (Nasdaq:PPIH) (formerly MFRI [Nasdaq: MFRI]), a firm in the piping solutions industry. He was the interim Chief Financial Officer at radiation science and services firm Landauer Inc. (NYSE: LDR) from June 2014 until April 2015. Mr. Zorko served as the CFO of Steel Excel, Inc. (Nasdaq: SXCL), a public energy industry firm, from August 2011 until May 2013. He also served as the President and CEO of SXCL's subsidiary Wells Services Ltd. (WSL), a $30-million Steel Excel business, in 2012 and CFO of DGT Holdings (DGTC), a medical imaging firm, from 2006 through 2012. SXCL, WSL and DGTC are all affiliated with Steel Partners Holding, L.P., a publicly traded diversified global holding company. Mr. Zorko was on the Audit Committee for Opportunity International, a microfinance bank, and was on the Finance Committee for the Alexian Brothers Health System. He received an MBA in IT from the University of Minnesota and a Bachelor of Science in Accounting from The Ohio State University. After completing his MBA, Mr. Zorko began his career as a CPA at Arthur Andersen, and worked his way up via the controllership ranks at Honeywell and Zenith Data Systems in the United States and Europe. He is a Certified Public Accountant and a NACD Board Leadership Fellow and recently earned the NACD’s CERT Certificate in Cybersecurity Oversight. Mr. Zorko's executive experience and his service on public company boards qualify him to serve on the Board of Directors, as the Chair of the Audit Committee, and as a member of the Compensation Committee.
(1) Mr. Robert W. Foskett is the nephew of Mr. Robert C. Penny III
Information about Our Executive Officers
The following sets forth certain information with respect to our current executive officers.

Name	Age	Position
Timothy L. Duitsman	59	President and Chief Executive Officer
Jeniffer L. Jaynes	49	Chief Financial Officer, Treasurer and Secretary
Jesse Swartwood	47	Senior Vice President, Worldwide Sales

Timothy L. Duitsman – Timothy L. Duitsman is a Member of the Board in addition to his role as President and Chief Executive Officer. His biographical information is included above.
Jeniffer L. Jaynes – Jeniffer L. Jaynes has served as the Company’s Chief Financial Officer, Treasurer and Secretary since November 2020. Prior to assuming the role of the CFO, she served as interim CFO since August 2019 and the Vice President and Corporate Controller since July 2018. She previously served as the Company’s Assistant Vice President of Financial Reporting from 2016 until 2018, and as Director of SEC Reporting from 2007 to 2016. Ms. Jaynes initially joined the Company in 1996 and held various accounting positions with the Company through 2000. Prior to rejoining the Company in 2007, Ms. Jaynes served as the Director of SEC Reporting at Infinity Property and Casualty Corporation (Nasdaq: IPCC), and as the Manager of Financial Reporting at Pemco Aviation Group, Inc. (subsequently known as Alabama Aircraft Industries, Inc. (Nasdaq: AAII)). Ms. Jaynes is a Certified Public Accountant and began her career as an auditor with Arthur Andersen LLP.
Jesse Swartwood - Jesse Swartwood joined Westell in 2005, in connection with the acquisition of HyperEdge, a manufacturer of network service access products, as Regional Sales Vice President with responsibility for the AT&T account and assumed the role of Senior Vice President, Worldwide Sales, in September 2016, and became an executive officer effective January 2017. During his tenure at Westell, Mr. Swartwood served in a number of roles including Vice President, North American Sales. From 1996 to 2005, Mr. Swartwood held various positions with increasing responsibility including Director and Vice President of Sales at HyperEdge, a manufacturer of network service access products which was acquired by Westell. Mr. Swartwood earned a Bachelor of Arts in Telecom Management from DeVry University and a Bachelor of Arts in Economics and Management and a Bachelor of Arts in Sociology from Beloit College.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based on a review of forms filed with the SEC and on written representations from reporting persons, we believe that during fiscal year 2021, all such persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act.
Code of Business Conduct
We have adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct applies to all of our directors, officers (including the principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions) and employees. This Code of Business Conduct is publicly available in the corporate governance section on our website at www.westell.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on its website any amendments to, or waivers from, its Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. Copies of the Code of Business Conduct will be provided free of charge upon written request directed to the Secretary of the Company at the address of the principal executive offices.

Board Committees
During fiscal year 2021, the Board of Directors had a standing Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. During fiscal year 2021, the Board of Directors established a Special Committee to assist with the consideration and evaluation of whether a transaction of the type contemplated by the Transaction was in the best interests of our stockholders, including our unaffiliated stockholders, and, if so, to develop the specific terms of such transaction for recommendation to the Board of Directors. Mr. Zorko served as the committee’s chair, and Messrs. Wood and Chandler were the other members of the committee. The Special Committee for the Transaction ceased to exist after their report was issued in August 2020.
The members of the standing committees since the beginning of fiscal year 2021 are identified in the following table:

Director	Audit	Compensation	Corporate Governance and Nominating
Scott C. Chandler	(1)	(1)	(1)
Robert W. Foskett			Member
Robert C. Penny III			Chair
Cary B. Wood	Member	Chair
Mark A. Zorko	Chair	Member
(1) Mr. Chandler was a member of the Audit, Compensation and Corporate Governance and Nominating committees until his resignation from the Board of Directors effective December 11, 2020.
The Board of Directors held eight meetings during fiscal year 2021. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors and of meetings of Board committees on which he served in fiscal year 2021. Following the regularly scheduled Board meeting sessions, the non-employee independent directors routinely conduct separate executive sessions. The Board is authorized to directly engage outside consultants and legal counsel to assist and advise them, as needed.
The Audit Committee
The Audit Committee met seven times in fiscal year 2021. The Audit Committee is a separately designated committee of the Board, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has direct responsibility for appointing, compensating, retaining and overseeing the work of any independent auditors. The Committee also is responsible for reviewing the plan and scope of the annual audit, reviewing our audit functions and systems of control, reviewing and pre-approving audit and permissible non-audit services, reporting to the full Board of Directors regarding all of the foregoing and carrying out the other responsibilities set forth in its charter. The Board of Directors has determined that Messrs, Wood and Zorko are each an “audit committee financial expert,” as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act. The Board of Directors has determined that each current member of the Audit Committee, while serving on the Audit Committee during fiscal year 2021, is independent as defined in the Nasdaq listing standards. The Audit Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.
The Compensation Committee
The Compensation Committee met five times in fiscal year 2021. In carrying out the Company’s compensation activities, the Compensation Committee is responsible for, among other things, evaluating and setting the compensation for our CEO. Company management is responsible for recommending to the committee the amount of compensation of our other executive officers. On an annual basis, the Compensation Committee approves executive compensation by evaluating base salary, benefits, annual incentive compensation (the “Incentive Plan”) and long-term equity-based incentives. The Compensation Committee reviews recommendations regarding other executive officers and has the authority to approve or revise such recommendations. The CEO and other members of management do not participate in deliberations relating to their own compensation. Under its charter, the Compensation Committee may form and delegate authority to subcommittees as it deems appropriate. For fiscal year 2021, the Compensation Committee reviewed and approved all elements of the compensation packages for each of the Company’s executive officers.
The Compensation Committee has the authority under its charter to hire and pay a fee to consultants and other advisors. As described below in this proxy statement, the services of an independent compensation consultant were used to assist the Compensation Committee in evaluating the Company’s compensation structure and levels and in establishing the Company’s compensation goals and objectives for fiscal year 2021. The Compensation Committee also reviews director compensation with its compensation consultant and has the responsibility for recommending to the Board the level and form of compensation and benefits for directors. The Board of Directors has determined that each of the members, while serving on the Compensation Committee during fiscal year 2021, was independent as defined in the Nasdaq listing standards. The

Compensation Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.
The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee, which met one time in fiscal year 2021, is responsible for developing the criteria and qualifications for membership on the Board, reviewing and making recommendations to the Board as to whether existing directors should stand for re-election, considering, screening and recommending candidates to fill new or open positions on the Board, recommending Director nominees for approval by the Board and the stockholders, recommending Director nominees for each of the Board’s committees, reviewing candidates recommended by stockholders, and conducting appropriate inquiries into the backgrounds and qualifications of possible candidates. The Corporate Governance and Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating director candidates. The Corporate Governance and Nominating Committee charter is available in the corporate governance section under Investors on our website at www.westell.com.
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

In considering candidates for the Board of Directors, the Corporate Governance and Nominating Committee considers the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met by a recommended nominee. However, the Corporate Governance and Nominating Committee believes that members of the Board of Directors should have high ethical and moral standards, experience and expertise that are relevant to the business, knowledge or interest in our business’ industries and technologies, and sufficient time to devote to Board matters. In addition, the Corporate Governance and Nominating Committee considers independence and whether any candidate has potential conflicts of interest or special interests that could impair his or her ability to effectively represent the interests of all stockholders. In the case of Directors being considered for renomination, the Corporate Governance and Nominating Committee will also take into account the Director’s history of attendance at meetings of the Board of Directors or its committees, the Director’s tenure as a member of the Board of Directors, and the Director’s preparation for and contribution to such meetings. In the case of potential nominees, the Corporate Governance and Nominating Committee also considers the individual committee needs and may evaluate candidates in light of requirements and qualifications applicable to each committee, stock exchange and other applicable requirements.

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

Attendance at Annual Stockholder Meetings
The Company expects all Board members to attend the annual meeting of stockholders, but from time to time, other commitments may prevent a Director from attending the meeting. All seven directors serving at that time attended the most recent annual meeting of stockholders, which was held on September 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
The table below summarizes the total compensation earned by each of our named executive Officers ("NEOs") for each of the fiscal years listed.
SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Timothy L. Duitsman	2021	291,924	(4)	1,000	169,999		—	—	500	463,423
President and CEO	2020	175,000	(5)	—	211,300	(6)	92,828	—	7,856	486,984
Jeniffer L. Jaynes	2021	269,007	(4)(7)	1,000	67,099		—	—	500	337,606
CFO, Treasurer and Secretary	2020	253,962	(8)	—	52,800		—	—	500	307,262
Jesse Swartwood	2021	218,943	(4)	1,000	85,395		—	—	500	305,838
Senior Vice President, Worldwide Sales	2020	225,000		—	94,275		—	—	500	319,775
(1) In recognition of the significant efforts of personnel during the pandemic, the Compensation Committee approved a $1,000 bonus for each employee, including the executive officers.
(2) Represents the fair value of the award on the grant date, computed in accordance with ASC 718. A discussion of the assumptions used in calculation of these values may be found in Note 11. For awards containing a performance-based vesting condition, the value reported in the table above reflects the grant date probable outcome of the performance condition, which assumes earning 100% of the targeted amount. In fiscal year 2021, no performance-based awards (“PSUs”) were earned and the fair value of the cancelled PSUs included in the Stock Awards and Total columns were as follows: Mr. Duitsman $89,999, Ms. Jaynes $27,899 and Mr. Swartwood $61,875. In fiscal year 2020, no performance-based awards were earned and the fair value of the cancelled PSUs included in the Stock Awards and Total columns were as follows: Mr. Duitsman $69,000,and Mr. Swartwood $61,875. Ms. Jaynes was not awarded any PSUs in fiscal year 2020.
(3) All other compensation consists of the Company 401(k) match. Fiscal year 2020, includes $6,856 of Board fees for Mr. Duitsman, which he received prior to being appointed as the Company’s President and CEO on September 1, 2019.
(4) In the first quarter of fiscal year 2021, the base salary of each NEO was temporarily reduced by 20% for a seven week period in response to the impact of the COVID-19 pandemic.
(5) Represents Mr. Duitsman’s salary ($300,000 per annum) from his hire date of September 1, 2019 through March 31, 2020.
(6) Includes $4,300 for a restricted stock award for services as a Director during the period from June 2019 until his appointment as President and CEO on September 1, 2019.
(7) Concurrent with Ms. Jaynes appointment of CFO in November 2020 her salary was adjusted to $245,000 per annum.
(8) Represents Ms. Jaynes’ salary for fiscal year 2020, which temporarily increased to $300,000 per annum in connection with her appointment as Interim Chief Financial Officer effective August 24, 2019.

While we are including all officer compensation in this Form 10-K, as a result of the suspension of our SEC reporting requirements beginning with the fiscal year that commenced on April 1, 2021, going forward the Company plans to only disclose director compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below includes certain information with respect to outstanding equity awards held by each of the NEOs as of March 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Timothy L. Duitsman	50,000	100,000	(2)	1.35	09/01/2026
						66,667	(3)	52,000
						102,040	(4)	79,591
Jeniffer L. Jaynes	1,250	—		4.70	09/15/2022
	1,250	—		4.64	04/01/2023
						3,834	(5)	2,991
						10,000	(6)	7,800
						50,000	(4)	39,000
Jesse Swartwood	3,750	—		4.70	09/18/2022
	37,500	—		2.16	09/06/2023
						8,334	(5)	6,501
						10,000	(6)	7,800
						30,000	(4)	23,400
(1) The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock on the OTC Pink Open Market as of March 31, 2021.
(2) Non-qualified stock option award vests in equal annual installments of 33% per year commencing on September 1, 2020.
(3) Restricted stock unit award vests in equal annual installments of 33% per year commencing on September 1, 2020.
(4) Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 1, 2021.
(5) Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 2, 2019.
(6) Restricted stock unit award vests in equal annual installments of 33% per year commencing on April 1, 2020.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables summarize the estimated value of potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements assuming the triggering event or events indicated occurred on March 31, 2021.

Timothy L. Duitsman
President and CEO
The following table shows the potential payments to Mr. Duitsman upon termination or in connection with a change in control assuming a March 31, 2021 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	300,000	—	—	300,000
Health Benefits	—	—	—	—
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	131,591	—	—	—
Total	431,591	—	—	300,000
(1) The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021, less the strike price of the option.
(2) The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021.

Under the terms of the Offer Letter, if the Company terminates Mr. Duitsman's employment within one year of a change in control, or at any time without cause, he will be entitled to receive as severance one year's base salary.
Mr. Duitsman is subject to a non-competition covenant during the term of his employment and for an additional two year period following termination of his employment with the Company. Mr. Duitsman is subject to a non-solicitation covenant with respect to the Company's employees for two years following termination of his employment whether or not he is entitled to severance pay. Mr. Duitsman's agreement also contains a customary confidentiality covenant.
In the event of termination without cause following a change of control, unvested outstanding equity awards as of the date of termination will become immediately vested, pursuant to their express terms.

Jeniffer L. Jaynes
CFO, Treasurer and Secretary
The following table shows the potential payments to Ms. Jaynes upon termination or in connection with a change in control assuming a March 31, 2021 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	245,000	—	245,000	245,000
Health Benefits	10,547	—	10,547	10,547
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	49,791	—	—	—
Total	305,338	—	255,547	255,547
(1) The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021, less the strike price of the option.
(2) The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021.

Under the terms of Ms. Jaynes’ severance agreement, if we terminate Ms. Jaynes’ employment without cause or if Ms. Jaynes resigns for good reason, she will be entitled to receive as severance one year’s base salary, and continued health benefits at employee rates for one year.
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

Jesse Swartwood
Senior Vice President, Worldwide Sales
The following table shows the potential payments to Mr. Swartwood upon termination or in connection with a change in control assuming a March 31, 2021 triggering event.

	Termination without Cause or for Good Reason following a change in control ($)	Change in Control without Termination ($)	Termination for Good Reason ($)	Termination without Cause ($)
Cash Compensation	112,500	—	—	112,500
Health Benefits	8,232	—	—	8,232
Stock Option Vesting Acceleration (1)	—	—	—	—
Stock Award Vesting Acceleration (2)	37,701	—	—	—
Total	158,433	—	—	120,732
(1) The market value is calculated by multiplying the number of options that have not vested by the difference between $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021, less the strike price of the option.
(2) The market value is calculated by multiplying the number of shares that have not vested by $0.78, the closing price of the Class A Common Stock as of the last business day of fiscal year 2021.

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

DIRECTOR COMPENSATION
Effective for the quarter ended December 31, 2020, the quarterly retainer for all non-employee directors is $7,500, or $30,000 annually. There is not separate compensation for meeting attendance or for chairpersons, including the Chairman of the Board, or members of committees. Members of the special committee formed during fiscal year 2021 that assisted with matters related to the Transaction did not receive any additional fees.
Prior to this change, the annual retainer for all non-employee directors was $20,000. Annual retainers for committee chairpersons were as follows: Chairman of the Board (if non-employee)-$20,000; Chair of the Audit Committee-$10,000; and Chair of the Compensation Committee-$10,000. Annual retainers for the members of committees were as follows: Member of the Audit Committee-$5,000; and Member of the Compensation Committee-$5,000.
In addition to retainers, all directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. Directors who are employees of the Company do not receive additional compensation for service as directors. In addition, non-employee directors are eligible to receive awards under the 2019 Omnibus Incentive Compensation Plan. On a director’s initial appointment date, non-employee directors are each granted 2,500 restricted shares with an annual grant thereafter based on a target grant date value of $5,000, approximately an 83% decrease from the previous target grant date value of $29,000, to be granted upon election to the Board of Directors at the Annual Meeting of Stockholders, with the award vesting on the first anniversary date of the grant.

Director Summary Compensation Table
The following table details the total compensation for non-employee directors for fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Timothy L. Duitsman (1)	—	—	—
Kirk R. Brannock (4)	35,000	5,000	40,000
Scott C. Chandler (5)	23,750	5,000	28,750
Robert W. Foskett (4)	25,000	5,000	30,000
Robert C. Penny III (4)	25,000	5,000	30,000
Cary B. Wood (4)	32,500	5,000	37,500
Mark A. Zorko (4)	32,500	5,000	37,500

(1) Mr. Duitsman, a Director and our President and CEO, is not included in this table as compensation received by Mr. Duitsman is shown in the Summary Compensation Table. Since becoming an employee of the Company, on September 1, 2019, Mr. Duitsman has received no additional compensation for his service as director. Mr. Duitsman’s equity holdings as of March 31, 2021 are presented in the Outstanding Equity Awards at Fiscal Year-End table.
(2) The values reflect the aggregate grant date fair value as determined under ASC 718. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited financial statements for fiscal year 2021.
(3) The equity portion of the annual grant to directors vests annually on the date of grant over a one-year period.
(4) As of March 31, 2021, each continuing director had 4,032 shares of unvested restricted stock.
(5) Mr. Chandler resigned as director effective December 11, 2020, and as a result he forfeited 4,032 shares of unvested restricted stock. As of March 31, 2021, Mr. Chandler did not hold any shares of unvested restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers
The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Name	Number of Class A Shares (1)(2)(3)		Number of Class B Shares (3)		Percent of Class A Common Stock (4)	Percent of Class B Common Stock (4)	Percent of Total Voting Power (4)
Kirk R. Brannock	204,386	(5)	—		2.7%	—	*
Timothy L. Duitsman	192,846		—		2.5%	—	*
Robert W. Foskett	68,666		3,484,287	(6) (7)	*	100.0%	64.9%
Robert C. Penny III	59,916		3,237,878	(7)	*	92.9%	60.3%
Cary B. Wood	49,916		—		*	—	*
Mark A. Zorko	49,916		—		*	—	*
Jeniffer L. Jaynes	60,088		—		*	—	*
Jesse Swartwood	114,690		—		1.5%	—	*
All Current Directors and Executive Officers as a group (8 Persons)	800,424		3,484,287		10.5%	100.0%	68.3%

* Less than 1%.
(1) Includes options to purchase shares that are exercisable within 60 days of April 30, 2021, as follows: Mr. Duitsman: 50,000 shares; Ms. Jaynes: 2.500 shares; Mr. Swartwood: 41,250 shares; and all current directors and executive officers as a group: 93,750 shares.
(2) Includes unvested restricted stock awards where the holder has voting rights but not dispositive rights as follows: Mr. Brannock: 4,032 shares; Mr. Foskett: 4,032 shares; Mr. Penny:4,032 shares; Mr. Wood: 4,032 shares; Mr. Zorko: 4,032 shares; and all current directors and executive officers as a group: 20,160 shares.
(3) Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis. Holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have four votes per share.
(4) Percentage of beneficial ownership and voting power is based on 7,635,998 shares of Class A Common Stock and 3,484,287 shares of Class B Common Stock outstanding as of April 30, 2021.
(5) 179,340 shares are held by Revocable Trust.
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

Name and Address of Beneficial Owner	Number of Class A Shares(1)	Number of Class B Shares(1)	Percent of Class A Common Stock	Percent of Class B Common Stock	Percent of Total Voting Power(2)
David C. Hoeft 555 California Street, 40th Floor San Francisco, CA 94104	509,033	—	6.7%	—	2.4%
(1) Class A Common Stock is freely transferable and Class B Common Stock is transferable only to certain transferees but is convertible into Class A Common Stock on a share-for-share basis. Holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have four votes per share.
(2) Percentage of beneficial ownership and voting power is based on 7,635,998 shares of Class A Common Stock and 3,484,287 shares of Class B Common Stock outstanding as of April 30, 2021.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of March 31, 2021, with respect to shares of our Class A Common Stock that may be issued under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders (3)	690,547	1.80	1,250,418
Equity compensation plans not approved by security holders	—	—	—
Total	690,547	1.80	1,250,418
(1) Includes outstanding options and RSUs.
(2) Represents weighted-average exercise price of outstanding options.
(3) All amounts in this row relate to the 2019 Omnibus Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
DIRECTOR INDEPENDENCE
In general, the Board determines whether a board member is independent by following the corporate governance rules of the Nasdaq Capital Stock Market (“Nasdaq”) and the applicable rules of the SEC. Our Board of Directors has determined that each of Messrs. Foskett, Penny, Wood and Zorko are “independent” under the Nasdaq and SEC rules. The Board of Directors no longer considers Mr. Brannock to be independent based upon the Nasdaq interpretation which precludes a director from being independent after serving as interim CEO for more than one (1) year. However, the Board of Directors concludes that this relationship has not interfered with Mr. Brannock’s exercise of independent judgment in carrying out his responsibilities as a director, and is helpful. Additionally, Scott C. Chandler, who served on the Board during fiscal 2021, was previously determined to be an independent director. In making independence determinations, the Board also considered the registration rights with respect to the shares of common stock held in the Voting Trust that we have granted to Robert C. Penny III, Robert W. Foskett, and Patrick J. McDonough, Jr., as Trustees of the Voting Trust. Due to his service as the Company's President and CEO, Mr. Duitsman is not currently considered to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent auditors, Grant Thornton LLP, for services for the fiscal years 2021 and 2020, respectively.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees	$313,000	$346,655
Audit-Related Fees	6,000	3,500
Tax Fees	—	—
All Other Fees	—	—
Total	$319,000	$350,155

Audit Fees
Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees
Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

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
(a)(1) Financial Statements
The following documents are filed as part of this report:
The Consolidated Financial Statements of Westell Technologies, Inc. at March 31, 2021 and 2020, and for each of the two fiscal years in the period ended March 31, 2021, together with the reports of the Independent Registered Public Accounting Firms, are set forth on page 46 through 71 of this Report.
The supplemental financial information listed and appearing hereafter should be read in conjunction with the Consolidated Financial Statements included in the report.
(2) Financial Statement Schedules
The following are included in Part IV of this Report for each of the years ended March 31, 2021 and 2020, as applicable:
Schedule II - Valuation and Qualifying Accounts - page 72
Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto, included in this report.
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

3.1(a)
Certificate of Amendment, filed September 29, 2020, to effect a 1-for-1,000 reverse stock split (incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2020).

3.1(b)
Certificate of Amendment, filed September 29, 2020, to effect a 1,000-for-1 forward stock split (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 29, 2020).

3.2	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 18, 2015).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 31, 2017).

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020).

9.1	Voting Trust Agreement dated February 23, 1994, as amended (incorporated herein by reference to Exhibit 9.1 to the Company's Registration Statement No. 33-98024 on Form S-1, as amended).

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

10.2
Promissory Note dated March 15, 2021, by and among Westell, Inc. and St. Charles Bank & Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2021).

*10.3
Form of Indemnification Agreement for Directors and Officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

*10.4	Offer letter for Timothy Duitsman, dated August 18, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2019).

*10.5	Severance Agreement for Jeniffer Jaynes, dated February 12, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2019).

*10.6
Westell Technologies, Inc. 2019 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, filed on July 26, 2019).

*10.7	Summary of Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

*10.8
Form of Non-Qualified Stock Option Award under the 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.9
Form of Non-Employee Director Restricted Stock Award under the 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 2019).

*10.10
Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Compensation Plan (incorporated by herein reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.11
Form of Performance Share Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

*10.12
Severance agreement for Jesse Swartwood, dated February 7, 2018 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for the quarter ended on December 31, 2017).

*10.13
Westell Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on July 29, 2015).

*10.14
Form of Non-Qualified Stock Option Award under the 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

*10.15
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Timothy Duitsman on April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

*10.16
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Jesse Swartwood on April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

*10.17
Form of Performance-Based Restricted Stock Unit Award Agreement for award granted to Jeniffer Jaynes on April 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

*10.18
Form of Restricted Stock Unit Award under the 2019 Omnibus Incentive Compensation Plan for grants subsequent to October 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c) Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2021.

WESTELL TECHNOLOGIES, INC.

By	/s/ Timothy L. Duitsman
Timothy L. Duitsman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2021.

Signature	Title

/s/ Timothy L. Duitsman	President, Chief Executive Officer, and Director (Principal Executive Officer)
Timothy L. Duitsman

/s/ Jeniffer L. Jaynes	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Jeniffer L. Jaynes

/s/ Kirk R. Brannock	Director
Kirk R. Brannock

/s/ Robert W. Foskett	Director
Robert W. Foskett

/s/ Robert C. Penny III	Director
Robert C. Penny III

/s/ Cary B. Wood	Director
Cary B. Wood

/s/ Mark A. Zorko	Director
Mark A. Zorko

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Westell Technologies, Inc. and subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Westell Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Excess Quantities and Obsolescence Reserve
As discussed in Note 2 to the financial statements, the Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. Management uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The principal consideration for our determination that the inventory reserve for excess quantities and obsolescence is a critical audit matter is that there is significant management judgment needed in assessing the demand of a product, developing the excess and general obsolescence rates, and calculating the estimated allowance, which requires significant auditor judgment in applying procedures and evaluating audit evidence.

Our audit procedures related to the inventory reserve for excess quantities and obsolescence included the following, among others:

•    We obtained an understanding of and evaluated the design of the process and controls over the inventory reserve for excess quantities and obsolescence;
•    Assessed the appropriateness of management’s calculation and significant assumptions made for reasonableness;
•    Tested on a sample basis the write-offs of inventory and the classification of inventory compared to the prior year classifications, to recalculate the estimated excess and general obsolescence rates;
•    Selecting and reperforming the reserve calculations for a sample of inventory, verifying the classification of the inventory category was appropriate, the excess and general obsolescence rates were applied appropriately, and whether management’s determination of items identified and specifically reserved for obsolescence were reasonable; and
•    Compared inventory reserves by item to the prior year reserve to verify subsequent changes in facts and circumstances did not result in the restoration or increase in previously established cost basis.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
May 21, 2021

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per shares amounts)	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,884	$20,869
Accounts receivable (net of allowance of $100 at both March 31, 2021 and 2020)	4,492	4,047
Inventories	4,939	6,807
Prepaid expenses and other current assets	1,352	1,298
Total current assets	27,667	33,021
Non-current assets:
Land, property and equipment, gross	7,694	7,987
Less accumulated depreciation and amortization	(6,779)	(6,911)
Land, property and equipment, net	915	1,076
Intangible assets, net	1,142	2,728
Right-of-use assets on operating leases, net	2,448	628
Other non-current assets	80	73
Total assets	$32,252	$37,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,920	$1,065
Accrued expenses	3,365	3,136
Deferred revenue	874	1,099
Total current liabilities	6,159	5,300
Note payable - non-current	1,637	—
Deferred revenue non-current	105	221
Lease liabilities non-current	1,896	250
Other non-current liabilities	296	94
Total liabilities	10,093	5,865
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Class A common stock, par $0.01, Authorized – 109,000,000 shares Outstanding – 7,521,271 and 12,224,450 shares at March 31, 2021 and 2020, respectively	75	122
Class B common stock, par $0.01, Authorized – 25,000,000 shares Issued and outstanding – 3,484,287 shares at both March 31, 2021 and 2020	35	35
Preferred stock, par $0.01, Authorized – 1,000,000 shares Issued and outstanding – none	—	—
Additional paid-in capital	420,142	419,630
Treasury stock at cost – 10,169,753 and 5,215,453 shares at March 31, 2021 and 2020, respectively	(44,559)	(37,326)
Accumulated deficit	(353,534)	(350,800)
Total stockholders’ equity	22,159	31,661
Total liabilities and stockholders’ equity	$32,252	$37,526

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Fiscal Year Ended March 31,
	2021	2020
Revenue	$29,947	$29,956
Cost of revenue	19,875	20,309
Gross profit	10,072	9,647
Operating expenses
Research and development	4,032	5,346
Sales and marketing	5,207	7,592
General and administrative	4,086	4,757
Intangibles amortization	903	1,233
Restructuring	—	234
Long-lived assets impairment	525	1,007
Total operating expenses	14,753	20,169
Operating income (loss)	(4,681)	(10,522)
Gain on forgiveness of first draw PPP loan	1,637	—
Other income (expense), net	288	456
Income (loss) before income taxes	(2,756)	(10,066)
Income tax (expense) benefit	22	(36)
Net income (loss)(1)	$(2,734)	$(10,102)

Basic net income (loss) per share:
Basic net income (loss) per share	$(0.20)	$(0.65)
Diluted net income (loss) per share:
Diluted net income (loss) per share	$(0.20)	$(0.65)
Weighted-average number of shares outstanding:
Basic	13,340	15,530
Effect of dilutive securities: restricted stock, restricted stock units, performance stock units and stock options(2)	—	—
Diluted	13,340	15,530

(1) Net income (loss) and comprehensive income (loss) are the same for the periods reported.
(2) The Company has 0.8 million and 0.9 million shares represented by common stock equivalents for the twelve months ended March 31, 2021 and 2020, respectively, which were not included in the computation of average dilutive shares outstanding because they were anti-dilutive. In periods with a net loss from continuing operations, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	$119	$35	$418,859	$(37,135)	$(340,698)	$41,180
Net income (loss)	—	—	—	—	(10,102)	(10,102)
Common stock issued	4	—	(3)	—	—	1
Purchase of treasury stock	(1)	—	—	(191)	—	(192)
Stock-based compensation	—	—	774	—	—	774
Balance, March 31, 2020	$122	$35	$419,630	$(37,326)	$(350,800)	$31,661
Net income (loss)	—	—	—	—	(2,734)	(2,734)
Common stock issued	3	—	(3)	—	—	—
Purchase of treasury stock	(50)	—	—	(7,233)	—	(7,283)
Stock-based compensation	—	—	515	—	—	515
Balance, March 31, 2021	$75	$35	$420,142	$(44,559)	$(353,534)	$22,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,734)	$(10,102)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Gain on forgiveness of first draw PPP loan	(1,637)	—
Depreciation and amortization	1,294	1,900
Long-lived assets impairment	525	1,007
Stock-based compensation	515	774
Exchange rate loss (gain)	(15)	12
Loss (gain) on sale of fixed assets	—	(11)
Restructuring	—	234
Changes in assets and liabilities:
Accounts receivable	(431)	2,807
Inventories	1,868	2,994
Prepaid expenses and other current assets	(54)	408
Other assets	(1,827)	(209)
Deferred revenue	(341)	(341)
Accounts payable, accrued expenses and other liabilities	2,932	(1,745)
Net cash provided by (used in) operating activities	95	(2,272)
Cash flows from investing activities:
Purchase of product licensing rights	—	(1,950)
Purchases of property and equipment	(72)	(185)
Proceeds from sale of assets	—	11
Net cash provided by (used in) investing activities	(72)	(2,124)
Cash flows from financing activities:
Proceeds from note payable to bank, for first and second draw SBA PPP loans	3,275	—
Purchases of treasury stock	(7,283)	(192)
Net cash provided by (used in) financing activities	(4,008)	(192)
Net increase (decrease) in cash and cash equivalents	(3,985)	(4,588)
Cash and cash equivalents, beginning of period	20,869	25,457
Cash and cash equivalents, end of period	$16,884	$20,869
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$(337)	$(335)

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
COVID-19 Impact
In March 2020, the World Health Organization declared the spread of a new strain of coronavirus (“COVID-19”) a pandemic, as COVID-19 spread throughout the U.S. and around the world. The COVID-19 pandemic has impacted and may continue to negatively impact the global economy, disrupt global supply chains and work force participation while creating significant disruption and volatility of financial markets. The COVID-19 pandemic has adversely impacted and may continue to adversely affect the Company’s sales, supply chain availability and sourcing costs, workforce and operations, as well as, those of its customers, contract manufacturers and other supply chain partners.
Contract Manufacturing Facility Fire
In February 2021, a small fire at a subcontractor destroyed inventory that was being used to produce some of Westell’s IBW and ISM products, including those that were previously produced under a product license agreement (see Note 7). The loss of the inventory caused delays in delivering products and a decision to accelerate engineering efforts to develop a new replacement product. Insurance policies are expected to cover the replacement value of the assets that incurred losses or damages, less a $50,000 deductible. As a result of the fire, the Company recorded an insurance recovery receivable, which is presented in Prepaid expenses and other assets in the Consolidated Balance Sheet, to cover the net book value of the inventory and fixed assets damaged in the fire. If the agreed upon insurance settlement exceeds the book value, a gain on the insurance settlement will be recorded in the period such gain is realized.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and that affect revenue and expenses during the periods reported. Estimates are used when accounting for the allowance for uncollectible accounts receivable, net realizable value of inventory, product warranty accrued, relative stand-alone selling prices, stock-based compensation, and intangible assets fair value, depreciation, income taxes, and contingencies, among other things. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates.
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
The components of inventories are as follows:

	March 31,
(in thousands)	2021	2020
Raw materials	$1,497	$2,188
Finished goods	3,442	4,619
Total inventories	$4,939	$6,807
The Company records provisions against inventory for excess and obsolete inventory, which are determined based on the Company's best estimates of future demand, product lifecycle status and product development plans. These provisions reduce the inventory cost basis. The Company recorded provision for excess and obsolete inventory with a charge of $0.6 million and $2.0 million in fiscal year 2021 and 2020, respectively. The fiscal year 2021 provision includes $0.3 million related to the fourth fiscal quarter decision to discontinue future production of products under the license agreement in the IBW segment (see Note 7). The Company believes the estimates and assumptions underlying its provisions are reasonable. However, there is risk that additional charges may be necessary if future demand is less than current forecasts due to rapid technological changes, uncertain customer requirements, long lead-times or other factors.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets generally consist of prepaid maintenance agreements and prepaid insurance, which are amortized as expense generally over the term of the underlying contract. For fiscal year 2020, it also includes the current portion of tax receivables associated with a prior AMT credit carryforward. See Note 6 for additional information on the AMT credit carryforward.
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
Depreciation and amortization expense was $0.2 million and $0.4 million for fiscal years 2021 and 2020, respectively. In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), the Company assesses all of its long-lived assets, including intangibles, for impairment when impairment indicators are identified. If the carrying value of an asset exceeds its undiscounted cash flows, an impairment loss may be necessary. An impairment loss is calculated as the difference between the carrying value and the fair value of the asset.
The Company acquired 16 acres of land with a prior acquisition and sold 4 acres in April 2015 for $264,000. The Company still owns 12 acres of land. The Company concluded that a sale transaction for the remaining land is not probable within the next year; therefore, unsold land is classified as held-and-used as of March 31, 2021 and 2020.

The components of fixed assets are as follows:

	March 31,
(in thousands)	2021	2020
Land	$672	$672
Machinery and equipment	1,430	1,415
Office, computer and research equipment	4,804	5,112
Leasehold improvements	788	788
Land, property and equipment, gross	$7,694	$7,987
Less accumulated depreciation and amortization	(6,779)	(6,911)
Land, property and equipment, net	$915	$1,076
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
See Note 7, Intangible Assets for further discussion of intangible assets impairment evaluations.
Accrued Expenses
The components of accrued expenses are as follows:

	March 31,
(in thousands)	2021	2020
Accrued compensation	$941	$596
Accrued contractual obligation	1,445	1,445
Current operating lease liability	450	339
Other accrued expenses	529	756
Total accrued expenses	$3,365	$3,136
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
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. As of March 31, 2021 and 2020, there were no deferred contract costs.
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
See Note 11 for further discussion of the Company’s stock-based compensation plans.
Fair Value Measurements
The Company accounts for the fair value of assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value and establishes a framework for measuring fair value as required by other accounting pronouncements. See Note 14 for further discussion of the Company’s fair value measurements.

Foreign Currency
The Company’s primary foreign currency exposure is subject to fluctuations in exchange rates for the U.S. dollar versus the Australian and Canadian dollars and the related effects on receivables and investments denominated in those currencies. The Company records transaction gains (losses) for fluctuations on foreign currency rates as a component of other income (expense), net on the Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets, including net operating loss (“NOL”) and certain tax credit carryovers and liabilities, are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are assessed as not likely to be realized. On a quarterly basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires the use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense. See Note 6 for further discussion of the Company’s income taxes.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes
(“ASU 2019-12”). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2019-12 effective April 1, 2020, with no immediate impact to the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements established in Topic 820 have been removed, some have been modified and new disclosure requirements were added. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 effective April 1, 2020, with no immediate impact to the Company’s Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2018-15”). The main objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. This new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-15 effective April 1, 2020, with no immediate impact to the Company’s Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808) (“ASU 2018-18”). The update provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 effective April 1, 2020, with no immediate impact to the Company's Consolidated Financial Statements.
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

Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the potential impact of ASU 2016-13 on its Consolidated Financial Statements.
Note 3. Long-term Debt and Notes Payable to Banks
PPP Loan
On April 14, 2020, the Company obtained an unsecured first draw Paycheck Protection Program (“PPP”) loan through JPMorgan Chase Bank, N.A. (“JPM”) in the amount of $1.6 million (the “PPP Loan”). The PPP Loan was made through the United States Small Business Administration (the “SBA”) as part of the PPP under the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  On March 16, 2021, the SBA and JPM provided forgiveness for the full amount of the PPP Loan, plus all related accrued interest. The gain associated with the forgiveness is presented on the Statements of Operations as Gain on forgiveness of first draw PPP loan.
PPP2 Loan
On March 22, 2021, the Company received funds pursuant to an unsecured second draw PPP loan through St. Charles Bank & Trust Company, N.A. (“Wintrust”) in the amount of $1.6 million (the “PPP2 Loan”). The PPP2 Loan is presented on the Consolidated Balance Sheets as Note Payable - non-current. The PPP2 Loan was made through the SBA pursuant to the Consolidated Appropriations Act, 2021 (the “CAA”) that was signed into law in December 2020.  The PPP2 Loan has a five-year term, bears interest at a rate of 1.0% per annum, and may be prepaid at any time without incurring any prepayment charges. All or a portion of this loan may be forgiven if certain requirements are met.  The Company intends to adhere to the requirement and apply for loan forgiveness, but no assurance can be given that the Company will obtain forgiveness of the PPP2 Loan, in whole or in part.
Note 4. Leases
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
Total rent expense for all facilities was $0.7 million and $0.9 million for fiscal years 2021 and 2020, respectively.

The following table presents future minimum lease payments as of March 31, 2021 (in thousands):

Fiscal Year	Operating Leases
2022	$540
2023	587
2024	593
2025	604
2026	276
Thereafter	—
Total lease payments	2,600
Less: imputed interest	(254)
Total operating lease liabilities as of March 31, 2021	$2,346

As of March 31, 2021, the weighted-average remaining lease term was 4.6 years and the weighted-average discount rate was 4.5%.
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
During the second quarter of fiscal year 2020, as a cost savings effort, the Company executed a 63 month lease for the Dublin, Ohio design service center rather than executing the two year extension option to the existing lease. The new lease commenced on December 1, 2019 and has a reduced footprint that is more suitable to the Company's current operation. The lease includes a renewal option to extend the initial lease term for an additional three years. The lease also includes a termination option effective the last day of the 39th month of the lease term. The cost to terminate under this option would be approximately $70,000. At this time, the Company does not expect to terminate the lease at the end of the 39th month of the lease term and so the cost to terminate is not included in the ROU asset and lease liability balance.
The Company's building leases include variable lease payments that are not included in the lease liability balances as they are based on the expenses which can vary during the term of each lease. At this time, the Company is not reasonably certain to exercise any of the options for further lease extensions so they are not included in the ROU asset and lease liability balance.
Lease expenses are included in Cost of revenue, Sales and marketing, Research and development, and General and administrative in the Company's Consolidated Statements of Operations. The components of lease expense are as follows:

(in thousands)	Twelve months ended March 31, 2021	Twelve months ended March 31, 2020
Operating lease expense	$600	$800
Variable lease expense (1)	141	97
Total lease expense (2)	$741	$897
_______
(1) Variable lease expense is related to our leased real estate in Illinois, Ohio and New Hampshire and primarily includes labor and operational costs as well as taxes and insurance.
(2) Short-term lease expense is immaterial.
For both the fiscal years ended March 31, 2021 and March 31,2020, cash paid for operating leases included in the measurement of lease liabilities was $0.8 million. All of these payments are presented in Operating activities cash flows on the Consolidated Statements of Cash Flows. In addition, the Company obtained approximately $2.4 million of ROU assets in exchange for related operating lease liabilities during the fiscal year ending March 31, 2021.

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2021 and March 31, 2020:

(in thousands)	March 31, 2021	March 31, 2020	Balance Sheet Classification
Assets:
ROU assets	2,448	628	Right-of-use assets on operating leases, net
Liabilities:
Current operating lease liability	450	339	Accrued expenses
Non-current operating lease liabilities	1,896	250	Other non-current liabilities
Total lease liabilities	$2,346	$589

Note 5. Revenue Recognition and Deferred Revenue
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
Disaggregation of revenue
The following table disaggregates our revenue by major source:

(In thousands)	Twelve months ended March 31,
	2021	2020
Revenue:
Products	$24,793	$25,100
Software	188	282
Services	4,966	4,574
Total revenue	$29,947	$29,956
The following is the expected future revenue recognition timing of deferred revenue as of March 31, 2021:

	< 1 year	1-2 years	> 2 years
Deferred Revenue	$874	$79	$26
During the fiscal years ended March 31, 2021, and 2020, the Company recognized $1.1 million and $1.2 million of revenue, respectively, related to contract liabilities included in deferred revenue at the beginning of the periods.
The Company allows certain customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability is included within Accrued expenses on the accompanying Consolidated Balance Sheets.  Additionally, the Company records an asset based on historical experience for the amount of product we expect to return to inventory as a result of the return, which is recorded in Prepaid and other current assets in the Consolidated Balance Sheets.  The gross product return asset was $0.1 million at both March 31, 2021 and March 31, 2020. The product returns liability was $0.1 million and $0.2 million at March 31, 2021 and March 31, 2020, respectively.
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

The income tax (benefit) expense from continuing operations is summarized as follows:

	Fiscal Year Ended March 31,
(in thousands)	2021	2020
Federal:
Current	$6	$(1)
Deferred	—	—
	6	(1)
State:
Current	(46)	19
Deferred	—	—
	(46)	19
Foreign:
Current	18	18
Deferred	—	—
	18	18
Total	$(22)	$36
The statutory federal income tax rate is reconciled to the Company's effective income tax rates as follows:

	Fiscal Year Ended March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
PPP loan forgiveness	12.5	—
Meals and entertainment	—	(0.2)
State income tax, net of federal tax effect	(35.7)	1.0
Valuation allowance	9.2	(20.6)
Tax reserve assessment	36.6	3.8
Expiration of tax attribute	(36.6)	(3.8)
Foreign tax credit	(1.9)	(0.2)
Equity compensation	(3.9)	(1.8)
Other	(0.4)	0.4
Effective income tax rate	0.8%	(0.4)%
Components of the net deferred income tax assets are as follows:

	March 31,
(in thousands)	2021	2020
Deferred income tax assets:
Allowance for doubtful accounts	$26	$26
Foreign tax credit carryforward	759	810
Depreciation	159	165
Deferred revenue	251	339
Accrued compensation	189	214
Inventory reserves	710	817
Accrued warranty	32	41
Net operating loss carryforward	36,858	37,033
Intangibles and goodwill	875	705
Other	727	691
Gross deferred tax assets	40,586	40,841
Valuation allowance	(40,586)	(40,841)
Net deferred income tax assets	—	—

In fiscal years 2021 and 2020, the Company continued to maintain a full valuation allowance on deferred tax assets. The valuation allowance decreased by $0.3 million in fiscal year 2021. The Company’s ability to utilize NOL carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. The Company completed the Section 382 analysis for fiscal year 2021 and has concluded there were no ownership changes during the fiscal year 2021 that triggered a Section 382 limitation. If it is determined that an ownership change has occurred under these rules, the Company would generally be subject to an annual limitation on the use of pre-ownership change NOL carryforwards and certain other losses and/or credits. In addition, certain future transactions regarding the Company's equity, including the cumulative effects of small transactions as well as transactions beyond the Company’s control, could cause an ownership change and therefore a potential limitation on the annual utilization of the deferred tax assets.

As of March 31, 2020, the Company has $0.3 million tax receivables associated with a prior alternative minimum tax (“AMT”) credit carryforward. On March 27, 2020, the “CARES Act was signed into law. Among the changes to the U.S. federal income tax rules, the CARES Act accelerated the timeframe for refunds of AMT credits. The Company recovered the entire amount in fiscal year 2021 via tax refunds. Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit. For the fiscal year ended March 31, 2021, the Company has deferred $0.4 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022. The Company records a deferred tax asset for the payroll tax liability that is not deductible in fiscal year 2021 for income tax purposes. Also under the CARES Act, the PPP was established to provide loans to eligible businesses. Under the terms of the PPP, certain amounts of the loan may be forgiven if used for qualifying expenses, as described in the CARES Act. For fiscal year 2021, the Company is excluding $1,637,000 of income related to the loan forgiveness from taxable income. The Company continues to monitor government economic stabilization efforts and is awaiting further IRS clarification to determine eligibility for the calendar year 2021 employee retention credit (“ERC”). The Company recorded an income tax benefit from continuing operations of $22,000 and income tax expenses of $36,000 in fiscal years 2021 and 2020, respectively.
The Company has, on a tax-effected basis, approximately $0.8 million in tax credit carryforwards and $29.7 million of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in fiscal year 2022. The federal net operating loss (“NOL”) carryforwards begin to expire in fiscal year 2022. The Company's net operating losses and credits have a finite life primarily based on the 20-year carryforward rule for federal NOLs generated through March 31, 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Under rules enacted by the Tax Act, tax losses incurred in fiscal year 2019 and future periods will not expire, thereby extending the period by which the Company's deferred tax assets can be realized. However, federal NOLs generated after fiscal year 2018 are subject to a limitation of 80% of the current taxable income. In fiscal year 2021, $0.1 million of federal tax credits expired. State tax credit carryforwards and net operating loss carryforwards, on a tax effected basis and net of federal tax benefits, are $0.1 million and $7.2 million, respectively. The remaining state tax credit carryforwards and state net operating loss carry forwards begin to expire in fiscal year 2022. In fiscal year 2021, $1.1 million of state net operating loss carryforwards expired.
The Company accounts for uncertainty in income taxes under ASC 740, which prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal years 2020 and 2021 is as follows:

(in thousands)
Unrecognized tax benefits at March 31, 2019	$2,182
Additions based on positions related to fiscal year 2020	—
Reductions as a result of expirations of applicable statutes of limitations	(377)
Unrecognized tax benefits at March 31, 2020	1,805
Additions based on positions related to fiscal year 2021	—
Reductions as a result of expirations of applicable statutes of limitations	(1,050)
Unrecognized tax benefits at March 31, 2021	$755
If the unrecognized tax benefit balances at March 31, 2021 and 2020, were recognized, it would affect the effective tax rate.

The Company recognized interest and (benefit)/penalties of $(20,400) and $2,600 as a component of income tax expense in fiscal year 2021 and 2020, respectively. As of March 31, 2021 and 2020, accrued interest and penalties were $0 and $20,400, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2017	-	2020
U.S. States	2016	-	2020
Foreign	2016	-	2020
Since net operating loss carryovers are subject to audit based on the year in which they are utilized, all of the Company’s net operating losses generated in the past are open to adjustment by the Internal Revenue Service or state tax authorities (some states have shorter carryover periods).
Note 7. Intangible Assets:
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

Product Licensing Rights
On July 31, 2019, the Company entered into a five year License and Service Agreement (the “Agreement”) with a public safety manufacturing company pursuant to which the Company obtained worldwide product licensing rights for existing products to be manufactured at our contract manufacturer for our IBW segment. Under the terms of the Agreement, the Company made an up-front payment of $1.0 million, in connection with the execution of the Agreement and was required to pay an additional $1.0 million, upon the achievement of certain milestones, as well as royalties on future sales. As of March 31, 2020, $0.3 million for the last milestone was unpaid and is presented in Accounts Payable on the Consolidated Balance Sheet. This milestone was completed during May 2020 and paid during fiscal year 2021. In addition to the product licensing rights, the initial up-front payment includes training. The acquired product licensing rights will be amortized straight-line over the term of the Agreement. The amortization related to this intangible asset was $158,000 and $260,000 during fiscal years 2021 and 2020, respectively, and is presented in Cost of revenue on the Consolidated Statements of Operations.
During the quarter ended September 30, 2020, the Company determined there were indications of impairment on the IBW intangible asset primarily due to the duration of the COVID-19 pandemic, which delayed construction projects impacting the amount and timing of revenue. The Company performed the recoverability test described above and concluded the carrying amounts were recoverable. The Company concluded it was not necessary to perform a recoverability test for the IBW intangible asset during the quarter ended December 31, 2020. In February 2021, a small fire at a subcontractor destroyed inventory that was being used to produce product under the Agreement as previously defined above. Due to long lead times, increased costs and new minimum order quantities on replacement components, the Company made a decision to accelerate engineering efforts to develop a new replacement product and abandon the production of product under the Agreement. As a result, during the quarter ended March 31, 2021, the Company recorded a non-cash impairment loss of $525,000 to fully impair the product licensing right intangible asset.
During the quarter ended March 31, 2020, the Company determined there were indications of impairment on the product licensing rights as demand slowed for public safety products in part due to site access limitations and delayed project planning/approval as a result of COVID-19 during the quarter. The Company performed the recoverability test described above and concluded the carrying amount was not recoverable. The potential deferral of revenues within a fixed license period created an impaired value. During the quarter ended March 31, 2020, the Company recorded a $1,007,000 impairment loss to record the excess of the asset’s carrying amount over its fair value. The impairment losses are presented on the Statements of Operations as Long-lived assets impairment.

Acquisition-related Intangible Assets
As of March 31, 2021, the ISM reporting unit is the only remaining reporting unit that has unamortized acquisition-related intangible assets. There was no intangible asset impairment during fiscal years 2021 or 2020 for the ISM reporting unit for acquisition-related intangible assets.
During the quarter ended September 30, 2020, the Company determined there were indications of impairment on the ISM intangible assets primarily due to the duration of the COVID-19 pandemic, which have delayed construction projects impacting the amount and timing of revenue. The Company performed the recoverability test described above and concluded the carrying amounts were recoverable. The Company concluded it was not necessary to perform a recoverability test for the ISM intangible assets during the quarters ended December 31, 2020 and March 31, 2021.
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
Originally, the finite-lived intangibles are being amortized over periods of 2 to 10 years using either a straight line method or the consumption period based on expected cash flows from the underlying intangible asset. Finite-lived intangible amortization expense from continuing operations for acquisition-related intangible assets was $903,000 and $1,233,000 in fiscal years 2021 and 2020.
Acquisition-related and Product Licensing Rights
The summary of amortization expense in the Consolidate Statement of Operations is as follows:

(in thousands)	Twelve months ended March 31,
	2021	2020
Cost of revenue	$158	$260
Operating expenses	903	1,233
Total	$1,061	$1,493
The following table presents details of the Company’s intangibles from historical acquisitions and the Agreement:

	March 31, 2021			March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Backlog	$1,530	$(1,530)	$—	$1,530	$(1,530)	$—
Customer relationships	23,260	(22,428)	832	23,260	(21,872)	1,388
Licensing agreement	1,950	(1,950)	—	1,950	(1,267)	683
Product technology	45,195	(44,885)	310	45,195	(44,538)	657
Non-compete	510	(510)	—	510	(510)	—
Trade name and trademark	1,473	(1,473)	—	1,473	(1,473)	—
Total finite-lived intangible assets, net	$73,918	$(72,776)	$1,142	$73,918	$(71,190)	$2,728
The following is the expected future amortization by fiscal year:

(in thousands)	2022	2023	2024	2025	2026	Thereafter
Intangible amortization expense	$766	$376	$—	$—	$—	$—

Note 8. Commitments and Contingencies:
Obligations
The Company has operating leases, including leases for three facilities. See Note 4 Leases.
A reserve for a net loss on firm purchase commitments of $178,000 and $46,000 is recorded on the balance sheet as Accrued expenses as of March 31, 2021 and 2020, respectively.
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
In the ordinary course of operations, the Company receives claims where the Company believes an unfavorable outcome is possible and/or for which is probable and no estimate of possible losses can currently be made. A significant customer is a defendant in an ongoing patent infringement claim and is asserting possible indemnity rights under contracts with the Company. The customer initially won summary judgment for all claims, which was subsequently reversed on appeal. After the reversal, the customer filed another motion for summary judgment for non-infringement on all claims, which was recently granted by the District Court. Prior to issuance of the most recent summary judgment order, the customer informed the Company that the customer intends to seek to recover from the Company a share of the settlement and defense costs. The Company has a release as to all defense costs incurred prior to June 2019. At this time, the Company does not have a specific estimate regarding the potential range of the related costs, or a lower limit of the range, with any degree of certainty for the claim, and therefore, we can only disclose the recent notice of intent to seek costs. The Company is seeking additional information to fully evaluate the facts in order to determine potential exposure, which will vary depending upon, among other things, the Company's contribution ratio, whether the plaintiff in the underlying case appeals the summary judgment order, and the resolution of that appeal. This claim relates to a business that was previously sold and therefore any future expense would be presented as discontinued operations in the financial statements.
Note 9. Product Warranties:
The Company’s products carry a limited warranty ranging from one to seven years for the product within the CNS segment, typically one year for products within the ISM segment and from one to five years for the products within the IBW segment. The specific terms and conditions of these warranties vary depending upon the customer and the product sold. Factors that enter into the estimate of the Company’s warranty reserve include: the number of units shipped historically, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the reserve as necessary. The current portions of the warranty reserve were $73,000 and $120,000 as of March 31, 2021 and 2020, respectively, and are presented on the Consolidated Balance Sheets as Accrued expenses. The long-term portions of the warranty reserve were $52,000 and $40,000 as of March 31, 2021 and 2020, respectively, and are presented on the Consolidated Balance Sheets as Other long-term liabilities.
The following table presents the changes in our product warranty reserve:

	Fiscal Year Ended March 31,
(in thousands)	2021	2020
Total product warranty reserve, beginning of period	$160	$130
Warranty expense	72	111
Utilization	(107)	(81)
Total product warranty reserve, end of period	$125	$160
Note 10. Capital Stock and Stock Restriction Agreements:
Reverse/Forward Stock Split
On September 29, 2020, the Company filed amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s Class A and Class B Common Stock, followed immediately by a 1,000-for-1 forward stock split (the “Transaction”). The Company's stockholders approved the Transaction at the Annual

Meeting of Stockholders held on September 29, 2020. The effective date of the Transaction was October 1, 2020. As a result of the Transaction, the Company paid $7.2 million to repurchase approximately 4.9 million shares of the Class A Common Stock at a purchase price of $1.48 per share.
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
Share Repurchase Programs
In May 2017, the Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an aggregate of $2.0 million of its outstanding Class A Common Stock (the “2017 authorization”). The 2017 authorization also includes the remaining $0.1 million from the August 2011 authorization. There were no shares repurchased under the 2017 authorization during fiscal years 2021 or 2020. There was approximately $0.7 million remaining for additional share repurchases under the 2017 authorization as of March 31, 2021.
In fiscal years 2021 and 2020, the Company repurchased from employees 69,520 shares and 93,039 shares, respectively, to satisfy the minimum statutory tax withholding obligations on the vesting of restricted stock units and performance-based restricted stock units. These repurchases, which are not included in the authorized share repurchase programs, had a weighted-average purchase price of $0.81 and $2.06, respectively.
Voting Rights
The Company’s Common Stock is divided into two classes. Class A Common Stock is entitled to one vote per share, while Class B Common Stock is entitled to four votes per share. As of May 14, 2021, Robert C. Penny III, Robert W. Foskett and Patrick J. McDonough, Jr., as trustees of the Voting Trust containing common stock held for the benefit of the Penny family, have the exclusive power to vote over 60.0% of the votes entitled to be cast by the holders of the Company's common stock. Certain Penny family members also own, or are beneficiaries of, trusts that own shares outside of the Voting Trust. Messrs. Penny, Foskett and McDonough, as trustees of the Voting Trust and other trusts, control 65.2% of the voting power of the Company’s outstanding stock and therefore effectively control the Company.
Stock Restriction Agreements
The members of the Penny family (principal stockholders) have a Stock Transfer Restriction Agreement that prohibits, with limited exceptions, such members from transferring their Class B Common Stock acquired prior to November 30, 1995, without first offering such stock to the other members of the Penny family. If converted, Class B stock converts on a one-for-one basis into shares of Class A Common Stock upon a transfer.  As of March 31, 2021, a total of 3,484,287 shares of Class B Common Stock are subject to this Stock Transfer Restriction Agreement.
Shares Issued and Outstanding
The following table summarizes Common Stock transactions for fiscal years 2020 and 2021:

	Common Shares Issued
	Class A	Class B	Class A Treasury Shares
Total shares outstanding, March 31, 2019	11,909,979	3,484,287	(5,122,414)
Purchases of Treasury Stock	(93,039)	—	(93,039)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	407,510	—	—
Total shares outstanding, March 31, 2020	12,224,450	3,484,287	(5,215,453)
Purchases of Treasury Stock	(4,954,300)	—	(4,954,300)
Restricted stock grants, including conversion of certain RSUs and PSUs, net of forfeitures	251,121	—	—
Total shares outstanding, March 31, 2021	7,521,271	3,484,287	(10,169,753)
Note 11. Stock-based Compensation:
Employee Stock Incentive Plans
The Westell Technologies, Inc. 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”) was approved at the annual meeting of stockholders on September 17, 2019. The 2019 Plan replaced the Westell Technologies, Inc. 2015 Omnibus

Incentive Compensation Plan (the “2015 Plan”). If any award granted under the 2019 Plan or the 2015 Plan is canceled, terminates, expires, or lapses for any reason, any shares subject to such award will again be available for the grant of an award under the 2019 Plan. Shares subject to an award will not be made available again for issuance under the Plan if such shares are: (a) delivered to or withheld by the Company to pay the grant or purchase price of an award, or (b) delivered to or withheld by the Company to pay the withholding taxes related to an award. Any awards or portions thereof that are settled in cash and not in shares will not be counted against the share limit. There are a total of 1,250,418 shares available for issuance under the 2019 Plan as of March 31, 2021. The stock options, restricted stock awards, and RSU awards granted under the 2019 Plan typically vest in equal annual installments over 3 years for employees and 1 year for non-employee directors. PSUs earned generally vest over the performance period, as described below. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan), or when provided within individual employment contracts. The Company accounts for forfeitures as they occur. The Company issues new shares of stock for awards under the 2019 Plan.
Stock-Based Compensation
Total stock-based compensation is reflected in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
(in thousands)	2021	2020
Cost (benefit) of revenue	$43	$69
Sales and marketing	135	227
Research and development	59	120
General and administrative	278	358
Stock-based compensation	515	774
Income tax benefit	—	—
Total stock-based compensation, after taxes	$515	$774
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
The Company recorded expense of $31,000 and $33,000 in the fiscal years ended March 31, 2021 and 2020, respectively, related to stock options. There were no options exercised in fiscal years 2021 and 2020.
Option activity for the fiscal year ended March 31, 2021 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding on March 31, 2020	221,812	$1.87
Granted	—	$—
Exercised	—	$—
Forfeited	(5,250)	$4.73
Expired	—	$—
Outstanding on March 31, 2021	216,562	$1.80	4.5	$0
Exercisable on March 31, 2021	116,562	$2.19	3.6	$0
(1) The intrinsic value for the stock options is calculated based on the difference between the exercise price of the underlying awards and the Westell Technologies’ closing stock price as of the reporting date.
As of March 31, 2021, there was $44,000 of pre-tax stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Year Ended March 31, 2020
Input assumptions:
Expected volatility	57%
Risk-free interest rate	1.4%
Expected life	4 years
Expected dividend yield	0%
Output weighted-average grant date fair value	$0.62
Restricted Stock
Vesting of restricted stock is subject to continued employment with the Company. During fiscal years 2021 and 2020, non-employee directors received grants of 24,192 and 128,584 shares with a weighted-average grant date fair value of $1.24 and $1.39, respectively. The Company recognizes compensation expense restricted stock on a straight-line basis over the vesting periods for the award based on the market value of Westell Technologies stock on the date of grant.
The following table sets forth restricted stock activity for the fiscal year ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	128,584	$1.39
Granted	24,192	$1.24
Vested	(128,584)	$1.39
Forfeited	(4,032)	$1.24
Non-vested as of March 31, 2021	20,160	$1.24
The Company recorded $0.1 million and $0.2 million of expense in the fiscal years ended March 31, 2021 and 2020, respectively, related to restricted stock. As of March 31, 2021, there was $12,000 of pre-tax unrecognized compensation expense, related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.5 years. The total intrinsic fair value of shares vested was $0.1 million during both fiscal years 2021 and 2020.
Restricted Stock Units (“RSUs”)
In fiscal years 2021 and 2020, there were 301,140 and 301,037 shares with a weighted-average grant date fair value of $0.80 and $1.73, respectively, of RSUs awarded to certain key employees. These awards convert into shares of Class A Common Stock on a one-for-one basis upon vesting. The Company recognizes compensation expense on a straight-line basis over the vesting for the award based on the market value of Westell Technologies stock on the date of grant.
The Company recorded stock-based compensation expense of $0.4 million and $0.6 million for RSUs in fiscal years 2021 and 2020, respectively. As of March 31, 2021, there was approximately $0.3 million of pre-tax unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic fair value of RSUs vested was $0.2 million and $0.6 million during fiscal years 2021 and 2020, respectively.
The following table sets forth the RSUs activity for the fiscal year ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	441,108	$2.31
Granted	301,140	$0.80
Vested	(226,929)	$2.51
Forfeited	(41,334)	$1.24
Non-vested as of March 31, 2021	473,985	$1.35
Performance-based RSUs (“PSUs”)
A total of 229,303 and 216,144 PSUs were granted during fiscal years 2021 and 2020, respectively. PSUs were earned based upon achievement of performance goals tied to growing revenue and to non-GAAP profitability targets for the respective fiscal year, but have a continued employment provision and will vest when all of the following have occurred: one year from the grant date and the Company's audited financial statements are public. Upon vesting, the PSUs convert into shares of Class A

Common Stock of the Company on a one-for-one basis. For the fiscal year 2021 and 2020 grants, all PSUs were forfeited prior to vesting.
The Company recorded no stock-based compensation expense for PSUs in fiscal years 2021 or 2020.
The following table sets forth the PSUs activity for the fiscal year ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of March 31, 2020	5,000	$1.38
Granted	229,303	$0.78
Vested	—	$0.00
Forfeited	(234,303)	$0.80
Non-vested as of March 31, 2021	—	$0.00
Note 12. Segment and Related Information:
Segment information is presented in accordance with a “management approach”, which designates the internal reporting used by the chief operating decision-maker (“CODM”) for making decisions and assessing performance as the source of the Company's reportable segments. Westell’s Chief Executive Officer is the CODM. The CODM evaluates segment profit on gross profit less research and development expenses. The accounting policies of the segments are the same as those for Westell Technologies, Inc. described in the summary of significant accounting policies.
The Company’s three reportable segments are as follows:
In-Building Wireless (“IBW”) Segment
IBW segment solutions enable cellular and public safety coverage in stadiums, arenas, malls, buildings, and other indoor areas not served well or at all by the existing “macro” outdoor cellular network. For cellular service, solutions include indoor distributed antenna systems (“DAS”), DAS conditioners and digital repeaters. For the public safety market, solutions include Class A repeaters, Class B repeaters, and battery backup units. IBW also offers ancillary products that consist of passive system components and antennas for both the cellular service and public safety markets.
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
Communications Network Solutions (“CNS”) Segment
CNS segment solutions include a broad range of hardened network infrastructure offerings suitable for both indoor and outdoor use. The offerings consist of integrated cabinets, power distribution products, copper and fiber network connectivity products, fiber access products and T1 network interface units (“NIUs”).

Segment information for the fiscal years ended March 31, 2021 and 2020, is set forth below:

	Fiscal Year Ended March 31, 2021
(in thousands)	IBW	ISM	CNS	Total
Revenue	$9,683	$9,352	$10,912	$29,947
Cost of revenue	7,159	4,108	8,608	19,875
Gross profit	2,524	5,244	2,304	10,072
Gross margin	26.1%	56.1%	21.1%	33.6%
Research and development	1,596	1,623	813	4,032
Segment profit	$928	$3,621	$1,491	6,040
Operating expenses:
Sales and marketing				5,207
General and administrative				4,086
Intangible amortization				903
Restructuring				—
Long-lived assets impairment				525
Operating income (loss) from continuing operations				(4,681)
Gain on forgiveness of first draw PPP loan				1,637
Other income (expense), net				288
Income tax (expense) benefit				22
Net income (loss) from continuing operations				$(2,734)

	Fiscal Year Ended March 31, 2020
(in thousands)	IBW	ISM	CNS	Total
Revenue	$10,021	$10,101	$9,834	$29,956
Cost of revenue	7,408	4,865	8,036	20,309
Gross profit	2,613	5,236	1,798	9,647
Gross margin	26.1%	51.8%	18.3%	32.2%
Research and development	1,757	2,237	1,352	5,346
Segment profit	$856	$2,999	$446	4,301
Operating expenses:
Sales and marketing				7,592
General and administrative				4,757
Intangible amortization				1,233
Restructuring				234
Long-lived assets impairment				1,007
Operating income (loss) from continuing operations				(10,522)
Other income (expense), net				456
Income tax (expense) benefit				(36)
Net income (loss) from continuing operations				$(10,102)
Segment asset information is not reported to or used by the CODM.
Enterprise-wide and Geographic Information
More than 90% of the Company’s revenues were generated in the United States in fiscal years 2021 and 2020. More than 90% of the Company's long-lived assets are located in the United States.

Significant Customers and Concentration of Credit
The Company is dependent on certain major companies operating in telecommunications markets. Although, no customers exceeded 10% of total revenue during fiscal year 2021 or 2020, receivables from major customers that exceeded 10% of total accounts receivable balance are as follows:

	Fiscal Year Ended March 31,
	2021	2020
Customer 1	10.8%	12.5%
Customer 2	11.0%	9.4%
Customer 3	6.8%	10.8%
Customer 4	11.7%	4.3%
Customers 1, 3 and 4 are customers of all reporting segments .Customers 2 is a customer of the ISM reporting segments.
Note 13. Restructuring Charges:

In fiscal year 2020, the Company recorded a restructuring expense of $234,000 related to employee termination costs that spanned all three segments. There were no restructuring expenses recorded in fiscal year 2021.
Total fiscal year 2020 restructuring charges and their utilization are summarized as follows:

(in thousands)	Employee -related	Other costs	Total
Liability at March 31, 2019	$—	$—	$—
Charged	234	—	234
Payments	(234)	—	(234)
Liability at March 31, 2020	$—	$—	$—
Note 14. Fair Value Measurements:
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2021:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$11,442	$11,442	$—	$—	Cash and cash equivalents
The following table presents available-for-sale securities measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$20,690	$20,690	$—	$—	Cash and cash equivalents
The fair value of the money market funds approximates their carrying amounts due to the short-term nature of these financial instruments. The decrease in the money market funds balance as of March 31, 2021, was primarily due to the transfer of funds to a cash deposit account for payments related to the reverse-forward split Transaction. See Note 10, Capital Stock and Stock Restriction Agreements.

Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2021, assets measured at fair value on a nonrecurring basis consisted of long-lived assets for our ISM reporting unit, using significant unobservable inputs. See Note 7, Intangible Assets for further discussion of intangible assets impairment evaluations.
Note 15. Variable Interest Entity and Guarantee:
The Company has a 50% equity ownership in AccessTel Kentrox Australia PTY LTD (“AKA”). AKA distributes network management solutions provided by the Company and the other 50% owner to one customer. The Company holds equal voting control with the other owner. All actions of AKA are decided at the board level by majority vote. The Company evaluated ASC Topic 810, Consolidations, and concluded that AKA is a variable interest entity (VIE). The Company has concluded that it is not the primary beneficiary of AKA and therefore consolidation is not required. As of both March 31, 2021 and 2020, the carrying amount of the Company's investment in AKA was approximately $0.1 million, which is presented on the Consolidated Balance Sheets within Other assets. In the quarter ended December 31, 2020, the Company received a cash dividend payment of $36,000 from AKA.
The Company's revenue to AKA for fiscal years 2021 and 2020 was $1.2 million and $1.3 million, respectively. Accounts receivable from AKA is $0.2 million at both March 31, 2021 and 2020. Deferred revenue relating to maintenance contracts is $0.2 million and $0.5 million as of March 31, 2021 and 2020, respectively. The Company also has an unlimited guarantee for the performance of the other 50% owner in AKA, who primarily provides support and engineering services to the customer. This guarantee was put in place at the request of the AKA customer. The guarantee, which is estimated to have a maximum potential future payment of $0.7 million, will stay in place as long as the contract between AKA and the customer is in place. The Company would have recourse against the other 50% owner in AKA in the event the guarantee is triggered. The Company determined that it could perform on the obligation it guaranteed at a positive rate of return and, therefore, did not assign value to the guarantee. The Company's exposure to loss as a result of its involvement with AKA, exclusive of lost profits, is limited to the items noted above.
Note 16. Benefit Plans:
The Company sponsors a 401(k) benefit plan (the “Westell Plan”), which covers substantially all of Westell, Inc.'s domestic employees. The Westell Plan is a salary reduction plan that allows employees to defer up to 100% of wages subject to Internal Revenue Service limits. The Westell Plan also allows for Company discretionary and matching contributions. The maximum employer match is $500 per calendar year. Matching contribution expense was $47,000 and $55,000 in fiscal years 2021 and 2020, respectively.

WESTELL TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Net Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
2021
Accounts receivable allowances	$100	$—		$—	(1)	$100
Reserve for excess and obsolete inventory and net realizable value	2,969	638		(830)	(2)	2,777
Deferred tax assets valuation allowance	40,841	—		(255)	(3)	40,586
Reserve for returns	203	160		(232)		131
2020
Accounts receivable allowances	$100	$52		$(52)	(1)	$100
Reserve for excess and obsolete inventory and net realizable value	2,781	2,032		(1,844)	(2)	2,969
Deferred tax assets valuation allowance	38,771	2,070	(3)	—		40,841
Reserve for returns	247	225		(269)		203

(1)Accounts written off, net of recoveries.
(2)Inventory loss charged against inventory reserves.
(3)Change in valuation allowance due to assessment of realizability of deferred tax assets.